Form 10-K
period 2013-12-31
American Realty Capital Hospitality Trust, Inc.
filed 2014-04-07
CIK 1583077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2013
 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to __________
Commission file number: 333-190698
AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.
(Exact name of registrant as specified in its charter)

Maryland	80-0943668
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
405 Park Ave., 15th, Floor New York, NY	10022
(Address of principal executive offices)	(Zip Code)
(212) 415-6500
(Registrant's telephone number, including area code)
Securities registered pursuant to section 12(b) of the Act: None
Securities registered pursuant to section 12(g) of the Act: Common stock, $0.01 par value per share (Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes ☒ No
Indicate by check mark whether the registrant submitted electronically and posted on its corporate Web Site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
There is no established public market for the registrant's shares of common stock. The registrant is currently conducting the ongoing initial public offering of its shares of common stock pursuant to its Registration Statement on Form S-11 (File No. ), which shares are being sold at $25.00 per share, with discounts available for certain categories of purchasers. There were no shares held by non-affiliates of the registrant as of June 30, 2013, the last business day of the registrant's most recently completed second fiscal quarter.
The number of outstanding shares of the registrant's common stock on March 15, 2014 was 99,948 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive proxy statement to be delivered to stockholders in connection with the registrant's 2014 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K. The registrant intends to file its proxy statement within 120 days after its fiscal year end.

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

FORM 10-K
Period Ended December 31, 2013

This Annual Report on Form 10-K contains registered trademarks, including Homewood Suites® and Hilton Garden Inn®, which are the exclusive property of Hilton Worldwide, Inc. and its subsidiaries and affiliates, and Courtyard® by Marriott, which is the exclusive property of Marriott International, Inc. or one of its affiliates.  For convenience, the applicable trademark or service mark symbol has been omitted but will be deemed to be included wherever the above referenced terms are used.

i

Forward-Looking Statements
Certain statements included in this Annual Report on Form 10-K are forward-looking statements. Those statements include statements regarding the intent, belief or current expectations of American Realty Capital Hospitality Trust, Inc. (the "Company," "we" "our" or "us") and members of our management team, as well as the assumptions on which such statements are based, and generally are identified by the use of words such as "may," "will," "seeks," "anticipates," "believes," "estimates," "expects," "plans," "intends," "should" or similar expressions. Actual results may differ materially from those contemplated by such forward-looking statements. Further, forward-looking statements speak only as of the date they are made, and we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time, unless required by law.
The following are some of the risks and uncertainties, although not all risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•
We have a limited operating history and American Realty Capital Hospitality Advisors, LLC (our "Advisor") has limited experience operating a public company. This inexperience makes our future performance difficult to predict.

•
All of our executive officers are also officers, managers and/or holders of a direct or indirect controlling interest in our Advisor, the dealer manager, Realty Capital Securities, LLC (the "Dealer Manager"), and other entities affiliated with AR Capital, LLC ("American Realty Capital"). As a result, our executive officers, our Advisor and its affiliates face conflicts of interest, including significant conflicts created by our Advisor's compensation arrangements with us and other investment programs advised by American Realty Capital affiliates and conflicts in allocating time among these investment programs and us. These conflicts could result in unanticipated actions.

•
Because investment opportunities that are suitable for us may also be suitable for other American Realty Capital advised investment programs, our Advisor and its affiliates face conflicts of interest relating to the purchase of properties and other investments and such conflicts may not be resolved in our favor, meaning that we could invest in less attractive assets, which could reduce the investment return to our stockholders.

•
While we are investing the proceeds of our initial public offering of common stock (our "IPO" or "our offering"), the competition for the type of properties we desire to acquire may cause our distributions and the long-term returns of our investors to be lower than they otherwise would be.

•
We focus on acquiring a diversified portfolio of hospitality assets located in the United States, Canada and Mexico and are subject to risks inherent in concentrating investments in the hospitality industry.

•	No public market currently exists, or may ever exist, for shares of our common stock and our shares are, and may continue to be, illiquid.

•	Increases in interest rates could increase the amount of our debt payments and limit our ability to pay distributions to our stockholders.

•	We may be unable to obtain the financing needed to complete acquisitions.

•
We may not generate cash flows sufficient to pay our distributions to stockholders, as such, we may be forced to borrow at higher rates or depend on our Advisor and its affiliates to waive reimbursements of certain expenses and fees to fund our operations.

•	If we and our Advisor are unable to find sufficient suitable investments, then we may not be able to achieve our investment objectives or pay distributions.

•
Our IPO, which commenced on January 7, 2014, is substantially a blind pool offering and our stockholders may not have the opportunity to evaluate our investments other than the six hotel properties identified under Item 2 "Properties" before they make their purchase of our common stock, thus making their investment more speculative.

•
If we raise substantially less than the maximum offering in our IPO, we may not be able to invest in a diversified portfolio of real estate assets and the value of an investment in us may vary more widely with the performance of specific assets.

•	We are obligated to pay substantial fees to our Advisor and its affiliates.

•	We may be unable to pay or maintain cash distributions or increase distributions over time.

•
Our organizational documents permit us to pay distributions from unlimited amounts of any source. Until substantially all the proceeds from our IPO are invested, we may use proceeds from our IPO and financings to fund distributions until we have sufficient cash flow. There are no established limits on the amounts of net proceeds and borrowings that we may use to fund such distribution payments.

ii

•	Any of these distributions may reduce the amount of capital we ultimately invest in properties and other permitted investments and negatively impact the value of our stockholders' investment.

•	We are subject to risks associated with any dislocations or liquidity disruptions that may exist or occur in the credit markets of the United States from time to time.

•	We may fail to continue to qualify to be treated as a real estate investment trust ("REIT") for U.S. federal income tax purposes ("REIT").

•	We may be deemed to be an investment company under the Investment Company Act of 1940, as amended (the "Investment Company Act"), and thus subject to regulation under the Investment Company Act.
All forward-looking statements should be read in light of the risks identified in Item 1A of this Annual Report on Form 10-K.

iii

PART I

Item 1. Business.
We were incorporated on July 25, 2013, as a Maryland corporation and intend to elect and qualify to be taxed as a REIT beginning with our taxable year ending December 31, 2014. On January 7, 2014, we commenced our IPO on a "reasonable best efforts" basis of up to 80,000,000 shares of common stock, $0.01 par value per share, at a price of $25.00 per share, subject to certain volume and other discounts, pursuant to a registration statement on Form S-11 (File No. 333-190698), as amended (the "Registration Statement"), filed with the U.S. Securities and Exchange Commission (the "SEC") under the Securities Act of 1933, as amended (the "Securities Act"). The Registration Statement also covered up to 21,052,631 shares of common stock available pursuant to a distribution reinvestment plan (the "DRIP") under which our common stockholders may elect to have their distributions reinvested in additional shares of our common stock at a price initially equal to $23.75 per share, which was 95% of the offering price in our IPO.
We were formed to primarily acquire a diversified portfolio of income producing real estate properties, focusing predominantly on lodging properties in the midscale limited service, extended stay, select-service, upscale select-service, and upper-upscale full-service segments within the hospitality sector. We will have no limitation as to the brand of franchise or license with which our hotels will be associated. All such properties may be acquired and operated by us alone or jointly with another party. We may also originate or acquire first mortgage loans secured by real estate. As of December 31, 2013, we have not acquired any real estate investments.
Substantially all of our business is conducted through American Realty Capital Hospitality Operating Partnership, L.P. (our "OP" or "Operating Partnership"). The Company is the sole general partner and holds substantially all of the units of limited partner interests in our OP. We have no employees. We have retained our Advisor to manage our affairs on a day-to-day basis. Our Advisor is wholly owned by American Realty Capital Hospitality Special Limited Partner, LLC (the "Special Limited Partner"), a Delaware limited liability company, which is the special limited partner of our OP. We have retained American Realty Capital Hospitality Properties, LLC (the "Property Manager") to serve as the Company's property manager.  The Advisor and Property Manager are wholly owned entities of, and the Dealer Manager is under common ownership with, our sponsor, American Realty Capital IX, LLC (the "Sponsor"), as a result of which, they are related parties and each has received or may receive compensation and fees for services related to our IPO and for the investment and management of our assets. Such entities have received or may receive fees during the offering, acquisition, operational and liquidation stages.
Investment Objectives
Our primary business objective is to maximize stockholder value by maintaining long-term growth in cash distributions and generating attractive risk-adjusted returns to our stockholders. To achieve this, we will focus on maximizing the internal growth of our portfolio by acquiring properties that have strong cash flow potential and dynamics. We will seek to create a portfolio with the potential to generate attractive risk-adjusted returns across varying economic cycles, including by taking advantage of opportunities to acquire hotel properties at attractive prices in the current economic environment.
Our core strategy for achieving these objectives is to acquire, own, manage and seek to enhance the value of lodging properties. We will adjust our investment focus from time to time based upon market conditions and our Advisor’s and sub-property manager’s views on relative value as market conditions change.
We believe that the following market factors and attributes of our investment model are particularly important to our ability to meet our investment objective:

•
Lodging Properties. We intend to acquire primarily lodging properties in the midscale limited service, extended stay, select-service, upscale select-service and upper-upscale full-service segments within the hospitality sector.

•
Our Investment Model in the Current Economic Environment. We believe the current macroeconomic environment, improving real estate fundamentals, and current market conditions will continue to create attractive opportunities to acquire hotel properties at prices that represent significant discounts to replacement cost and provide potential for significant long-term value appreciation. Given the conditions of the current economic environment and the experience and expertise of our Advisor, we expect to be well-positioned to capitalize on these opportunities to create an attractive investment portfolio and maximize stockholder returns.

•
Our Lodging-Centric and Opportunistic Investment Strategy. Lodging properties can provide investors with an attractive blend of current cash flow and opportunity for capital appreciation. Growth in United States hotel revenue per available room ("RevPAR"), has historically been closely correlated with growth in United States gross domestic product. Lodging properties do not have a fixed lease structure, unlike other property types, and therefore rental rates on lodging properties can be determined on virtually a daily basis. Therefore, as the United States economy continues to strengthen, we anticipate RevPAR growth, along with the related growth in property operating income and valuations, to culminate in an overall improvement of lodging industry fundamentals over the course of our investment period.

•
The Lodging Sector. The operationally intense nature of lodging assets presents opportunities to employ a variety of strategies to enhance value, including brand and management changes, revenue and expense management, strategic capital expenditures and repositioning. Our asset management approach is designed to capitalize on opportunities during periods of strong growth and also to exploit efficiencies and operating leverage during periods of slower growth.

•	Discount to Replacement Cost. We intend to purchase properties valued at a substantial discount to replacement cost using current market rates.

•
Targeted Leverage. We will finance our portfolio conservatively at a target leverage level of not more than 60% loan-to-value, which ratio will be determined after the close of our offering and once we have invested substantially all the proceeds of our offering.

•
Monthly Distributions. We intend to pay distributions monthly, covered by FFO, as described under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Funds from Operations and Modified Funds from Operations.”

•
Exit Strategy. We expect to sell our assets, sell or merge our company, or list our company within three to six years after the end of our offering. Our primary offering is expected to continue for two years from the effectiveness of the offering, subject to our right to extend the offering for an additional one-year period. Although we may extend our offering via a follow-on offering, at this time, we do not expect the offering to continue for more than three years from effectiveness. Should we pursue a follow-on offering, our primary offering will be deemed to terminate upon the close of such follow-on offering. Our board of directors, in consultation with management, may determine that it is in our best interests to begin the process of engaging advisors (including an entity under common ownership with American Realty Capital) to consider such exit alternatives at such time during our offering stage as it can reasonably determine that all of the securities being offered in our offering will be sold within a reasonable period (i.e. three to six months).

Acquisition and Investment Policies
Primary Investment Focus
Our primary investment focus is to create value through prudent capital investments and aggressive asset management. It is currently a unique time to accumulate a high quality portfolio in major and secondary markets at historically attractive prices with significant discounts to replacement cost in a low interest rate environment. We will seek properties that meet the following investment criteria:

•	Strong location:

◦
hotel properties located in markets with higher barriers to entry, including those markets in the top 50 metropolitan areas, with a secondary focus on the next 100 markets in close proximity to major market demand generating locations and landmarks;

◦
hotels located in close proximity to multiple demand generating landmarks, including businesses and corporate headquarters, retail centers, airports, medical facilities, tourist attractions and convention centers, with a diverse source of potential guests, including corporate, government and leisure travelers; and

◦	hotels located in markets exhibiting barriers to entry due to strong franchise areas of protection or other factors.

•	Market leaders: Hotel properties that are proven leaders in market share, setting the rates in the market and providing superior meeting space, services or amenities.

•	Good condition: Hotel properties that are well-maintained, as determined based on our review of third-party property condition reports and other data obtained during our due diligence process.
Investing in Real Property
We plan to acquire and own hotels located throughout the United States, Canada and Mexico. We intend to acquire a diversified portfolio of lodging properties in the midscale limited service, extended stay, select-service, upscale select-service, and upper-upscale full-service segments within the hospitality sector. Full-service hotels generally provide a full complement of guest amenities including restaurants, concierge and room service, porter service or valet parking. Select-service and limited-service hotels typically do not include these amenities. Extended-stay hotels generally offer high-quality, residential style lodging with an extensive package of services and amenities for extended-stay business and leisure travelers. We will have no limitation as to the brand of franchise or license with which our properties will be associated.

Acquisitions
The company did not own any properties as of December 31, 2013. On March 31, 2014, the Company, closed on the acquisition of six fee simple, leasehold and joint venture interests (the "Hotels") for an aggregate contract purchase price of $106.5 million, exclusive of closing costs. See Item 2 "Properties" for further details and Item 15 "Exhibits and Financial Statement Schedule" for the combined financial statements of the Hotels.
Other Real Estate and Real Estate-Related Loans and Securities
Although not our primary focus, we may, from time to time, make investments in other real estate properties and real estate-related loans and securities. We do not expect these types of assets to exceed 10% of our assets after the proceeds of our offering have been fully invested, nor represent a substantial portion of our assets at any one time. If we do make such investments, we will primarily focus on investments in first mortgages secured by hotel properties. The other real estate-related debt investments in which we may invest include: mortgages (other than first mortgages secured by hotel properties); mezzanine bridge and other loans; debt and derivative securities related to real estate assets, including mortgage-backed securities; collateralized debt obligations; debt securities issued by real estate companies; and credit default swaps. Our criteria for investing in loans are substantially the same as those involved in our investment in properties; however, we will also evaluate such investments based on the current income opportunities presented.
Investments in Equity Securities
We may make equity investments in other REITs and other real estate companies that operate assets meeting our investment objectives. We may purchase the common or preferred stock of these entities or options to acquire their stock. We will target a public company that owns commercial real estate or real estate-related assets when we believe its stock is trading at a discount to that company’s net asset value. We may eventually seek to acquire or gain a controlling interest in the companies that we target. We do not expect our non-controlling equity investments in other public companies to exceed 5% of the proceeds of our offering, assuming we sell the maximum offering amount, or to represent a substantial portion of our assets at any one time. In addition, we do not expect our non-controlling equity investments in other public companies combined with our investments in real estate properties outside of our target hospitality investments and other real estate-related investments to exceed 10% of our portfolio.
Acquisition Structure
We intend to acquire real estate and real-estate related assets directly, for example, by acquiring fee interests in real property, or by purchasing interests, including controlling interests, in REITs or other “real estate operating companies,” such as real estate management companies and real estate development companies, that own real property. We also may acquire real estate assets through investments in joint venture entities, including joint venture entities in which we may not own a controlling interest. We anticipate that our assets generally will be held in wholly and majority-owned subsidiaries of the company, each formed to hold a particular asset. In order for the income from our hotel investments to constitute “rents from real property” for purposes of the gross income tests required for REIT qualification, we must lease each of our hotels to a wholly-owned subsidiary of our taxable REIT subsidiary ("TRS"), or to an unrelated third party.
International Investments
We plan to acquire and own hotels located throughout the United States, Canada and Mexico.
Joint Ventures
We may enter into joint ventures, partnerships and other co-ownership arrangements for the purpose of making investments. Some of the potential reasons to enter into a joint venture would be to acquire assets we could not otherwise acquire, to reduce our capital commitment to a particular asset or to benefit from certain expertise that a partner might have. We anticipate that our assets generally will be held in wholly and majority-owned subsidiaries of the company, each formed to hold a particular asset.
Financing Strategies and Policies
We may use borrowing proceeds to finance acquisitions of new properties or other real estate-related loans and securities, to originate new loans, to pay for capital improvements or repairs to properties, to pay distributions, or to provide working capital. Careful use of debt will help us to achieve our diversification goals because we will have more funds available for investment. Our investment strategy is to utilize primarily secured and possibly unsecured debt to finance our investment portfolio. We may elect to secure financing subsequent to the acquisition date on future real estate properties and initially acquire investments without debt financing. To the extent that we do not finance our properties and other investments, our ability to acquire additional properties and real estate-related investments will be restricted.
We expect that once we have fully invested the proceeds of our offering, assuming we sell the maximum amount, our maximum debt financing will be approximately 60% of the total value of our real estate investments and our other assets. Under our charter, the maximum amount of our total indebtedness shall not exceed 300% of our total “net assets” (as defined in our charter) as of the date of any borrowing, which is generally expected to be approximately 75% of the cost of our investments; however, we may exceed that limit if such excess is approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following that borrowing, along with the justification for exceeding such limit. This charter limitation, however, does not apply to individual real estate assets or investments. In all events, we expect that our secured and unsecured borrowings will be reasonable in relation to the net value of our assets and will be reviewed by our board of directors at least quarterly.
We do not intend to exceed the leverage limit in our charter except in the early stages of our development when the costs of our investments are most likely to exceed our net offering proceeds. Careful use of debt will help us to achieve our diversification goals because we will have more funds available for investment. However, high levels of debt could cause us to incur higher interest charges and higher debt service payments, which would decrease the amount of cash available for distribution to our investors.
The form of our indebtedness may be long term or short term, secured or unsecured, fixed or floating rate or in the form of a revolving credit facility, repurchase agreements or warehouse lines of credit. Our Advisor will seek to obtain financing on our behalf on the most favorable terms available.
Except with respect to the borrowing limits contained in our charter, we may reevaluate and change our debt policy in the future without a stockholder vote. Factors that we would consider when reevaluating or changing our debt policy include: then-current economic conditions, the relative cost and availability of debt and equity capital, any investment opportunities, the ability of our properties and other investments to generate sufficient cash flow to cover debt service requirements and other similar factors. Further, we may increase or decrease our ratio of debt to book value in connection with any change of our borrowing policies.
We do not borrow from our Advisor or its affiliates to purchase properties or make other investments unless a majority of our directors, including a majority of our independent directors, not otherwise interested in the transaction approves the transaction as being fair, competitive and commercially reasonable and no less favorable to us than comparable loans between unaffiliated parties.
Tax Status
We intend to elect and qualify to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"), commencing with our taxable year ending December 31, 2014. We intend to operate in such a manner as to continue to qualify for taxation as a REIT under the Code. However, no assurance can be given that we will operate in a manner so as to qualify or remain qualified as a REIT. If we qualify for taxation as a REIT, we generally, with the exception of our taxable REIT subsidiaries, will not be subject to federal corporate income tax to the extent that we distribute all of our REIT taxable income (which does not equal net income as calculated in accordance with accounting principles generally accepted in the United States of America ("GAAP")) to our stockholders and comply with various other requirements applicable to REITs. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property, and federal income and excise taxes on our undistributed income and taxable REIT subsidiaries.
Competition
The hotel industry is highly competitive. This competition could reduce occupancy levels and operating income at our properties, which would adversely affect our operations. We expect to face competition from many sources. We will face competition from other hotels both in the immediate vicinity and the geographic market where our hotels will be located. Over-building of hotels in the markets in which we operate would increase the number of rooms available and may decrease occupancy and room rates. In addition, increases in operating costs due to inflation may not be offset by increased room rates. We will also face competition from nationally recognized hotel brands with which we will not be associated.
In addition, we will compete with other entities engaged in real estate investment activities to locate suitable properties to acquire and purchasers to buy our properties. These competitors will include other REITs, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, lenders, governmental bodies and other entities. We also compete with other REITs with asset acquisition objectives similar to ours and others may be organized in the future. Some of these competitors, including larger REITs, have substantially greater marketing and financial resources than we have and generally may be able to accept more risk than we can prudently manage. In addition, these same entities seek financing through similar channels. Therefore, we will compete with them for institutional investors in a market where funds for real estate investment may decrease.
Competition from these and other third party real estate investors may limit the number of suitable investment opportunities available. It also may result in higher prices, lower yields and a narrower spread of yields over our borrowing costs, making it more difficult for us to acquire new investments on attractive terms. In addition, competition for desirable investments could delay the investment of proceeds from our IPO in desirable assets, which may in turn reduce our earnings per share and negatively affect our ability to commence or maintain distributions to stockholders.

Regulations
Our investments will be subject to various federal, state and local laws, ordinances and regulations, including, among other things, zoning regulations, land use controls, environmental controls relating to air and water quality and noise pollution. We will obtain all permits and approvals that we believe are necessary under current law to operate our investments.
Environmental
As an owner of real estate, we will be subject to various environmental laws of federal, state and local governments. Management does not believe that compliance with existing laws will have a material adverse effect on our financial condition or results of operations in the future. However, we cannot predict the impact of unforeseen environmental contingencies or new or changed laws or regulations on properties that may be acquired directly or indirectly in the future. In most circumstances, we will hire third parties to conduct Phase I environmental reviews of any property that we intend to purchase.
Employees
As of December 31, 2013, we had no direct employees. The employees of the Advisor and other affiliates perform a full range of real estate services for us, including acquisitions, property management, accounting, legal, asset management, wholesale brokerage and investor relations services. We are dependent on these affiliates for services that are essential to us, including the sale of shares of our common stock, asset acquisition decisions, property management and other general administrative responsibilities. In the event that any of these companies were unable to provide these services to us, we would be required to provide such services ourselves or obtain such services from other sources.
Financial Information About Industry Segments
Our business will consist of owning, managing, operating, acquiring, investing in and disposing of real estate assets. The Company will own properties throughout the United States, Canada and Mexico that generate rental and other property related income. The Company will separately evaluate the performance of each of its hotel properties. However, because each of the hotels has similar economic characteristics, facilities and services, and each hotel is not individually significant, the properties will be aggregated into a single operating segment.
Available Information
We electronically file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K (including all amendments to those reports) and proxy statements with the SEC. We also filed with the SEC our Registration Statement in connection with our current offering. You may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, D.C. 20549, or you may obtain information by calling the SEC at 1-800-SEC-0330. The SEC maintains a website at http://www.sec.gov that contains reports, proxy statements and information statements, and other information, which you may obtain free of charge. In addition, copies of our filings with the SEC may be obtained from the website maintained for us and our affiliates at www.americanrealtycap.com. Access to these filings is free of charge. We are not incorporating our website or any information from the website into this Form 10-K.
Item 1A. Risk Factors.
Risks Related to an Investment in American Realty Capital Hospitality Trust, Inc.
We have no prior operating history or established financing sources and will rely on our Advisor to conduct our operations; our Advisor has no operating history and no experience operating a public company.
We have no operating history and our stockholders should not rely upon the past performance of other real estate investment programs advised by our Advisor or sponsored by American Realty Capital to predict our future results. We were incorporated on July 25, 2013. As of December 31, 2013, we have not acquired any properties or other investments nor do we have any operations or independent financing.
Moreover, neither we nor our Advisor has any established financing sources. Presently, both we and our Advisor are funded by capital contributions from our Sponsor, a company which is directly or indirectly controlled by Messrs. Nicholas S. Schorsch and William M. Kahane, and by proceeds from our IPO. If our capital resources or those of our Advisor are insufficient to support our operations, we will not be successful.
Our Advisor has had no operations prior to the commencement of our offering. Our executive officers have limited experience managing public companies. For these reasons, our stockholders should be especially cautious when drawing conclusions about our future performance and they should not assume that it will be similar to the prior performance of other programs sponsored by American Realty Capital. Our lack of an operating history, our Advisor’s lack of prior experience operating a public company and our Sponsor’s limited experience in connection with investments of the type to be made by us significantly increase the risk and uncertainty our stockholders face in making an investment in our shares.

Our stockholders should consider our prospects in light of the risks, uncertainties and difficulties frequently encountered by companies that are, like us, in their early stage of development. To be successful in this market, we must, among other things:

•	identify and acquire investments that further our investment strategies;

•	increase awareness of the American Realty Capital Hospitality Trust, Inc. name within the investment products market;

•	expand and maintain our network of licensed securities brokers and other agents;

•	attract, integrate, motivate and retain qualified personnel to manage our day-to-day operations;

•	respond to competition for our targeted real estate properties and other investments, as well as for potential investors; and

•	continue to build and expand our operations structure to support our business.
We cannot guarantee that we will succeed in achieving these goals, and our failure to do so could cause our stockholders to lose all or a portion of their investment. In addition, the prior public and non-public programs sponsored by American Realty Capital and its affiliates did not produce net income during the years 2008 through 2010. There can be no assurance that we will outperform such programs.
Our stockholders may not have the opportunity to evaluate our investments before we make them, which makes an investment in us more speculative.
We have not acquired any properties or other investments and have not yet identified any investments that we may make, other than the six hotel properties identified under Item 2 "Properties." Additionally, we will not provide our stockholders with information to evaluate our investments prior to our acquisition of the investments and they must instead rely on our board of directors and our Advisor to implement our investment strategy. We will seek to invest substantially all the offering proceeds available for investment, after the payment of fees and expenses, in the acquisition of hotel properties. We also may, in the discretion of our Advisor, invest in other types of real estate or in entities that invest in real estate. In addition, our Advisor may make or invest in mortgage, bridge or mezzanine loans or participations therein on our behalf if our board of directors determines, due to the state of the real estate market or in order to diversify our investment portfolio or otherwise, that those investments are advantageous to us.
Our stockholders may be more likely to sustain a loss on their investment because our Sponsor does not have as strong an economic incentive to avoid losses as does a sponsor who has made significant equity investments in its company.
The Special Limited Partner, which is wholly owned by our Sponsor and wholly owns our Advisor, has invested only $200,000 in us through the purchase of 8,888 shares of our common stock at $22.50 per share, reflecting the fact that selling commissions and dealer manager fees were not paid on the sale. The Special Limited Partner may not sell this initial investment while our Sponsor remains our Sponsor, but it may transfer such shares to affiliates. Therefore, if we are successful in raising enough proceeds to be able to reimburse our Advisor for our significant organization and offering expenses, our Sponsor will have little exposure to loss in the value of our shares. Without this exposure, our investors may be at a greater risk of loss because our Sponsor may have less to lose from a decrease in the value of our shares as does a sponsor that makes more significant equity investments in its company.
There is no public trading market for our shares and there may never be one. Therefore, it will be difficult for our stockholders to sell their shares.
Our charter does not require our directors to seek stockholder approval to liquidate our assets by a specified date, nor does our charter require our directors to list our shares for trading on a national securities exchange by a specified date. Our shares of common stock are not listed on a national securities exchange, there is no public market for our shares and may never be one. Until our shares are listed, if ever, stockholders may not sell their shares unless the buyer meets the applicable suitability and minimum purchase standards. In addition, our charter prohibits the ownership of more than 9.8% in value of the aggregate of outstanding shares of capital stock or more than 9.8% in value or number of shares, whichever is more restrictive, of any class or series of our stock, unless exempted (prospectively or retroactively) by our board of directors, which may inhibit large investors from purchasing our stockholders' shares. In its sole discretion, our board of directors could amend, suspend or terminate our share repurchase program (our "SRP") upon 30 days’ notice. Further, our SRP includes numerous restrictions that would limit a stockholder’s ability to sell his or her shares. Therefore, it is difficult for our stockholders to sell their shares promptly or at all. If a stockholder is able to sell his or her shares, it would likely be at a substantial discount to the public offering price. It is also likely that our shares would not be accepted as the primary collateral for a loan. Because of the illiquid nature of our shares, investors should purchase our shares only as a long-term investment and be prepared to hold them for an indefinite period of time.

If we, through our Advisor, are unable to find suitable investments, then we may not be able to achieve our investment objectives or pay distributions.
Our ability to achieve our investment objectives and to pay distributions depends primarily upon the performance of our Advisor with respect to the acquisition of our investments and securing independent financing arrangements. Except for those investments described in our prospectus, as supplemented, our stockholders will have no opportunity to evaluate the terms of transactions or other economic or financial data concerning our investments. They must rely entirely on the management of our Advisor. We cannot be sure that our Advisor will be successful in obtaining a sufficient number of suitable investments on financially attractive terms or that, if it makes sufficient investments on our behalf, our objectives will be achieved.
We may suffer from delays in locating suitable investments, which could adversely affect our ability to make distributions and the value of our stockholders' investment.
We rely upon our Sponsor and the real estate professionals affiliated with our Sponsor, including Crestline Hotels and Resorts, LLC (our "Sub-Property Manager" or "Crestline"), to identify suitable investments. To the extent that our Sponsor and the real estate professionals employed by our Advisor and our Sub-Property Manager face competing demands upon their time at times when we have capital ready for investment, we may face delays in locating suitable investments. Further, the more money we raise in our offering, the more difficult it will be to invest the net offering proceeds promptly and on attractive terms. Therefore, the large size of our offering and the continuing high demand for the types of properties and other investments we desire to purchase increase the risk of delays in investing our net offering proceeds. Delays we encounter in the selection and acquisition or origination of income-producing assets would likely limit our ability to pay distributions to our stockholders and lower their overall returns.
We have limited experience with international investments.
Neither we nor our Sponsor has any substantial experience investing in properties or other real estate-related assets located outside the United States. We may acquire real estate assets located outside the United States, in Canada and Mexico. We may not have the expertise necessary to maximize the return on our international investments.
Our stockholders' investment may be subject to additional risks if we make international investments.
We may purchase real estate assets located outside the United States, in Canada and Mexico. Any international investments may be affected by factors peculiar to the laws of the jurisdiction in which the property is located. These laws may expose us to risks that are different from and in addition to those commonly found in the United States. Foreign investments could be subject to the following risks:

•
governmental laws, rules and policies, including laws relating to the foreign ownership of real property or mortgages and laws relating to the ability of foreign persons or corporations to remove profits earned from activities within the country to the person’s or corporation’s country of origin;

•	variations in currency exchange rates or exchange controls or other currency restrictions and fluctuations in exchange ratios related to foreign currency;

•	adverse market conditions caused by inflation or other changes in national or local economic conditions;

•	changes in relative interest rates;

•	changes in the availability, cost and terms of mortgage funds resulting from varying national economic policies;

•	changes in real estate and other tax rates, the tax treatment of transaction structures and other changes in operating expenses in a particular country where we have an investment;

•	lack of uniform accounting standards (including availability of information in accordance with GAAP);

•	changes in land use and zoning laws;

•	more stringent environmental laws or changes in these laws;

•	changes in the social stability or other political, economic or diplomatic developments in or affecting a country where we have an investment;

•	legal and logistical barriers to enforcing our contractual rights; and

•	expropriation, confiscatory taxation and nationalization of our assets located in the markets where we operate.
Any of these risks could have an adverse effect on our business, results of operations and ability to pay distributions to our stockholders.

We may change our targeted investments without stockholder consent.
We intend to invest in a portfolio of lodging properties in the midscale limited service, extended stay, select-service, upscale select-service and upper-upscale full-service segments within the hospitality sector. We intend to allocate no more than 10% of our portfolio to other real estate properties and real estate-related loans and securities, such as mortgage, mezzanine, bridge and other loans; debt and derivative securities related to real estate assets, including mortgage-backed securities; collateralized debt obligations; debt securities issued by real estate companies; credit default swaps; and the equity securities of other REITs and real estate companies. We do not expect our non-controlling equity investments in other public companies to exceed 5% of the proceeds of our offering, assuming we sell the maximum offering amount. We may make adjustments to our target portfolio based on real estate market conditions and investment opportunities, and we may change our targeted investments and investment guidelines at any time without the consent of our stockholders, which could result in our making investments that are different from, and possibly riskier than, our current targeted investments. A change in our targeted investments or investment guidelines may increase our exposure to interest rate risk, default risk and real estate market fluctuations, all of which could adversely affect the value of our common stock and our ability to make distributions to our stockholders.
The continued recovery of real estate markets from the recent recession is dependent upon forecasted moderate economic growth, which if significantly slower than expected could have a negative impact on the performance of our investment portfolio.
The U.S. economy is in its third year of recovery from a severe global recession and the commercial real estate markets stabilized and began to recover in 2011. Based on moderate economic growth in the future and historically low levels of new supply in the commercial real estate pipeline, a stronger recovery is forecasted for all property sectors over the next two years. Nevertheless, this ongoing economic recovery remains fragile and could be slowed or halted by significant external events. As a result, real estate markets could perform lower than expected. A severe weakening of the economy or a renewed recession could also lead to lower occupancy, which could create an oversupply of rooms resulting in reduced rates to maintain occupancy. There can be no assurance that our real estate investments will not be adversely impacted by a severe slowing of the economy or renewed recession. Fluctuations in interest rates, limited availability of capital and other economic conditions beyond our control could negatively impact our portfolio and decrease the value of our stockholders' investment.
If we are unable to raise substantial funds, we will be limited in the number and type of investments we may make and the value of our stockholders' investment in us will fluctuate with the performance of the specific properties we acquire.
Our offering is being made on a reasonable best efforts basis, whereby the brokers participating in the offering are only required to use their reasonable best efforts to sell our shares and have no firm commitment or obligation to purchase any of the shares. As a result, the amount of proceeds we raise in our offering may be substantially less than the amount we would need to achieve a broadly diversified property portfolio. If we are unable to raise substantial proceeds, we will make fewer investments resulting in less diversification in terms of the number of investments owned, the geographic regions in which our investments are located and the types of investments that we make. In these events, the likelihood of our profitability being affected by the performance of any one of our investments will increase. Additionally, we are not limited in the number or size of our investments or the percentage of net proceeds we may dedicate to a single investment. Our stockholders' investment in our shares will be subject to greater risk to the extent that we lack a diversified portfolio of investments. In addition, our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, and our financial condition and ability to pay distributions could be adversely affected.
If we internalize our management functions, we may be unable to obtain key personnel, and our ability to achieve our investment objectives could be delayed or hindered, which could adversely affect our ability to pay distributions to our stockholders and the value of their investment.
We may engage in an internalization transaction and become self-managed in the future. If we internalize our management functions, certain key employees may not become our employees, but may instead remain employees of our Advisor or its affiliates. An inability to manage an internalization transaction effectively could thus result in our incurring excess costs and suffering deficiencies in our disclosure controls and procedures or our internal control over financial reporting. Such deficiencies could cause us to incur additional costs and our management's attention could be diverted from most effectively managing our investments, which could result in us being sued and incurring litigation-associated costs in connection with the internalization transaction.
Because we are dependent upon our Advisor, our Property Manager, our Sub-Property Manager and their affiliates to conduct our operations, and we may engage third-party sub-property managers to manage certain properties, any adverse changes in the financial health of our Advisor, our Property Manager, our Sub-Property Manager or third-party sub-property managers or their affiliates or our relationship with them could hinder our operating performance and the return on our stockholders’ investments.

We are dependent on our Advisor, our Property Manager and our Sub-Property Manager, which are responsible for our day-to-day operations and are primarily responsible for the selection of investments to be recommended to our board of directors. We are also dependent on our Property Manager and our Sub-Property Manager to manage certain of our real estate assets. Our Advisor and our Property Manager have no prior operating history. Our Advisor depends upon the fees and other compensation that it receives from us in connection with the purchase, management and sale of assets to conduct its operations. Additionally, we may engage third-party sub-property managers to manage certain other properties that we acquire. Any adverse changes in the financial condition of such entities or certain of their affiliates or in our relationship with them could hinder its or their ability to successfully manage our operations and our portfolio of investments.
The loss of or the inability to obtain key real estate professionals at our Advisor, our Sub-Property Manager or our Dealer Manager could delay or hinder implementation of our investment strategies, which could limit our ability to make distributions and decrease the value of our stockholders' investment.
Our success depends to a significant degree upon the contributions of certain executive officers, including Bruce D. Wardinski, Jon P. Mehlman and William M. Kahane at our Advisor and Edward M. Weil, Jr., R. Lawrence Roth and Louisa H. Quarto at our Dealer Manager, as well as James Carroll at our Sub-Property Manager. These individuals may not remain associated with us. If any of these persons were to cease their association with us, our operating results could suffer. We do not intend to maintain key person life insurance on any person. Our future success depends, in large part, upon our Advisor and its affiliates' ability to hire and retain highly skilled managerial, operational and marketing professionals. Competition for such professionals is intense, and our Advisor and its affiliates may be unsuccessful in attracting and retaining such skilled individuals. Maintaining relationships with firms that have special expertise in certain services or detailed knowledge regarding real properties in certain geographic regions will be important for us to effectively compete with other investors for properties in such regions. We may be unsuccessful in establishing and retaining such relationships. If we lose or are unable to obtain the services of highly skilled professionals or do not establish or maintain appropriate strategic relationships, our ability to implement our investment strategies could be delayed or hindered, and the value of our stockholders’ investments may decline.
In the event we are able to quickly raise a substantial amount of capital, we may have difficulty investing it in properties.
If we are able to quickly raise a substantial amount of capital during our IPO, we may have difficulty identifying and purchasing suitable properties on attractive terms, and there could be a delay between the time we receive net proceeds from the sale of shares of our common stock in our IPO and the time we invest the net proceeds. This could cause a substantial delay in the time it takes for our stockholders' investment to realize its full potential return and could adversely affect our ability to pay distributions to them. If we fail to timely invest the net proceeds of our IPO or to invest in quality assets, our ability to achieve our investment objectives, including, without limitation, diversification of our portfolio by geographic area, could be materially adversely affected.
We may be unable to pay or maintain cash distributions or increase distributions over time.
There are many factors that can affect the availability and timing of cash distributions to stockholders. Distributions will be based principally on cash available from our operations, but we may be required to borrow funds or sell assets to fund these distributions. The amount of cash available for distributions is affected by many factors, such as our ability to buy properties as offering proceeds become available, operating income from these properties and our operating expense levels, as well as many other variables. Actual cash available for distributions may vary substantially from estimates. With limited operating history, we cannot assure our stockholders that we will be able to pay or maintain our current level of distributions or that distributions will increase over time. We cannot give any assurance that revenues from the properties we acquire will increase, that the securities we buy will increase in value or provide constant or increased distributions over time, or that future acquisitions of real properties, mortgage, bridge or mezzanine loans or any investments in securities will increase our cash available for distributions to stockholders. Our actual results may differ significantly from the assumptions used by our board of directors in establishing the distribution rate to stockholders. We may not have sufficient cash from operations to make a distribution required to qualify for or maintain our qualification as a REIT.
We may pay distributions from unlimited amounts of any source, including proceeds of our IPO, which may reduce the amount of capital we are able to invest and reduce the value of our stockholders’ investment.
We may pay distributions from unlimited amounts of any source, including borrowing funds, using proceeds from our offering, issuing additional securities or selling assets. We have not established any limit on the amount of proceeds from our offering that may be used to fund distributions, except in accordance with our organizational documents and Maryland law. Distributions from the proceeds of our offering or from borrowings also could reduce the amount of capital we ultimately invest in properties and other permitted investments. This, in turn, would reduce the value of our stockholders' investment.

Our rights and the rights of our stockholders to recover claims against our officers, directors and our Advisor are limited, which could reduce our stockholders' and our recovery against them if they cause us to incur losses.
Maryland law provides that a director has no liability in that capacity if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in the corporation's best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. In addition, subject to certain limitations set forth therein or under Maryland law, our charter provides that no director or officer will be liable to us or our stockholders for monetary damages and requires us to indemnify our directors, our officers and our Advisor and our Advisor's affiliates and permits us to indemnify our employees and agents. We and our stockholders also may have more limited rights against our directors, officers, employees and agents, and our Advisor and its affiliates, than might otherwise exist under common law, which could reduce our stockholders' and our recovery against them. In addition, we may be obligated to fund the defense costs incurred by our directors, officers, employees and agents, or our Advisor and its affiliates in some cases, which would decrease the cash otherwise available for distribution to our stockholders.
Distributions paid from sources other than our cash flows from operations, particularly from proceeds of our IPO, will result in us having fewer funds available for the acquisition of properties and other real estate-related investments and may dilute our stockholders' interests in us, which may adversely affect our ability to fund future distributions with cash flows from operations and may adversely affect their overall return.
Until we are generating operating cash flow from properties or other real estate-related investments sufficient to make distributions to our stockholders, we intend to pay all or a substantial portion of our distributions from the proceeds of our IPO or from borrowings, including possible borrowings from our Advisor or its affiliates, the sale of additional securities, advances from our Advisor, and our Advisor’s deferral, suspension or waiver of its fees and expense reimbursements. Our inability to acquire properties or other real estate-related investments may result in a lower return on our stockholders' investment than they expect. Moreover, our board of directors may change our distribution policy, in its sole discretion, at any time. Distributions made from offering proceeds are a return of capital to stockholders, from which we will have already paid offering expenses in connection with our offering. We have not established any limit on the amount of proceeds from our offering that may be used to fund distributions, except that, in accordance with our organizational documents and Maryland law, we may not make distributions that would: (a) cause us to be unable to pay our debts as they become due in the usual course of business; (b) cause our total assets to be less than the sum of our total liabilities plus senior liquidation preferences, if any; or (c) jeopardize our ability to qualify as a REIT.
If we fund distributions from the proceeds of our IPO, we will have less funds available for acquiring properties or other real estate-related investments. As a result, the return our stockholders realize on their investment may be reduced. Funding distributions from borrowings could restrict the amount we can borrow for investments, which may affect our profitability. Funding distributions with the sale of assets or the proceeds of our IPO may affect our ability to generate cash flows. Funding distributions from the sale of additional securities could dilute their interest in us if we sell shares of our common stock or securities convertible or exercisable into shares of our common stock to third-party investors. Payment of distributions from the mentioned sources could restrict our ability to generate sufficient cash flows from operations, affect our profitability or affect the distributions payable to our stockholders upon a liquidity event, any or all of which may have an adverse effect on their investment.
Commencing with the net asset value ("NAV") pricing date, our stockholders' purchases and repurchases under our SRP of our shares will be based on our per share NAV, which will be based upon subjective judgments, assumptions and opinions about future events, and may not be accurate. As a result, our quarterly per share NAV may not reflect the amount that investors might receive for their shares in a market transaction and they will not know the per share NAV at the time of purchase.
Commencing with the NAV pricing date, NAV will be calculated by estimating the market value of our assets and liabilities, many of which may be illiquid. In calculating NAV, our Advisor will consider an estimate provided by an independent valuer of the market value of our real estate assets. Our Advisor will review such valuation for consistency with its determinations of value and our valuation guidelines and the reasonableness of the independent valuer’s conclusions. If in our Advisor’s opinion, the appraisals are materially higher or lower than the Advisor’s determinations of value, our Advisor will discuss the appraisals with the independent valuer, and may submit the appraisals and valuations to a valuation committee comprised of our independent directors, which will review the appraisals and valuations and make a final determination of value. Although the valuations of our real estate portfolio by the independent valuer will be approved by our board of directors, the valuations may not be precise because the valuation methodologies used to value a real estate portfolio involve subjective judgments, assumptions and opinions about future events. Any resulting disparity may benefit the selling or non-selling stockholders or purchasers. Investors may not know the per share NAV at which they will purchase shares at such time as they submit a purchase order. Furthermore, there are no rules or regulations specifically governing what components may be included in the NAV calculation to ensure there is consistency. Therefore, investors should pay close attention to the components used to calculate NAV and should be aware that the NAV calculations may not accurately reflect the value of our assets.
It may be difficult to accurately reflect material events that may impact our quarterly NAV between valuations and accordingly we may be selling and repurchasing shares at too high or too low a price.
Our independent valuer will calculate estimates of the market value of our principal real estate and real estate-related assets, and our Advisor will determine the net value of our real estate and real estate-related assets and liabilities taking into consideration such estimate provided by the independent valuer. The final determination of value may be made by a valuation committee comprised of our independent directors if our Advisor determines that the appraisals of the independent valuer are materially higher or lower than its valuations. Our Advisor is ultimately responsible for determining the quarterly per share NAV. Each property will be appraised at least annually and appraisals will be spread out over the course of a year so that approximately 25% of all properties are appraised each quarter. Since each property will be appraised only annually, there may be changes in the course of the year that are not fully reflected in the quarterly NAV. As a result, the published per share NAV may not fully reflect changes in value that may have occurred since the prior quarterly valuation. Furthermore, our independent valuer and our Advisor will monitor our portfolio, but it may be difficult to reflect changing market conditions or material events that may impact the value of our portfolio between quarters, or to obtain timely complete information regarding any such events. Therefore, the per share NAV published after the announcement of an extraordinary event may differ significantly from our actual NAV until such time as sufficient information is available and analyzed, the financial impact is fully evaluated, and the appropriate adjustment to be made to NAV, on a going forward basis, is determined by our Advisor and our independent valuer. Any resulting disparity may benefit the repurchasing or non-repurchasing stockholders or purchasers.
If any of our public communication are held to be in violation of federal securities laws relating to public communications, we could be subject to potential liability. Investors in our offering should rely only on the statements made in our prospectus, as supplemented to date, in determining whether to purchase shares of our common stock.
From time to time, we or our representatives make public statements relating to our business and its prospects. Such communications are subject to federal securities laws. If any of our public communications are held by a court to be in violation of Section 5 of the Securities Act and a claim for damages is brought against us in connection therewith by one or more of our stockholders that purchased shares of our common stock on the basis of such communications before receiving a copy of our prospectus as supplemented to date, and potentially other stockholders, we could be subject to liability in connection with the shares we sold such persons during such period. Such stockholders would have a period of 12 months following the date of any violation determined by a court to have occurred to bring a Section 5 claim. Our liability in a Section 5 claim could include statutory interest from the date of such stockholder's purchase, in addition to possibly other damages determined by a court. In the event that any of our communications are claimed to have been made in violation of Section 5 of the Securities Act, we expect that we would vigorously contest such claim. Nevertheless, we could not give any assurance as to any court's ultimate determination with respect to any such claim. Accordingly, there is a risk that we could be subject to potential liability with respect to any Section 5 claim brought against us and such liability may adversely affect our operating results or financial position.
Risks Related to Conflicts of Interest
Our Advisor and its affiliates, including some of our executive officers, directors and other key real estate professionals, face conflicts of interest caused by their compensation arrangements with us, which could result in actions that are not in the long-term best interests of our stockholders.
Our Advisor and its affiliates receive fees from us, which could be substantial. These fees could influence our Advisor’s advice to us as well as its judgment with respect to:

•
the continuation, renewal or enforcement of our agreements with affiliates of our Sponsor, including the Advisory agreement, the property management agreements, the dealer-manager agreement and the sub-property management agreements between our Property Manager and Sub-Property Manager;

•	public offerings of equity by us, which will likely entitle our Advisor to increased acquisition fees and asset management subordinated participation interests;

•
sales of properties and other investments to third parties, which entitle our Advisor and the Special Limited Partner to real estate commissions and possible subordinated incentive distributions, respectively;

•
acquisitions of properties and other investments from other programs sponsored directly or indirectly by American Realty Capital, which might entitle affiliates of our Sponsor to real estate commissions and possible subordinated incentive fees and distributions in connection with its services for the seller;

•
acquisitions of properties and other investments from third parties and loan originations to third parties, which entitle our Advisor to acquisition fees and asset management subordinated participation interests;

•
borrowings to acquire properties and other investments and to originate loans, which generate financing coordination fees and increase the acquisition fees and asset management subordinated participation interests payable to our Advisor;

•	whether and when we seek to list our common stock on a national securities exchange, which listing could entitle the Special Limited Partner to a subordinated incentive listing distribution; and

•	whether and when we seek to sell the company or its assets, which sale could entitle our Advisor to a subordinated participation in net sales proceeds.
The fees our Advisor receives in connection with transactions involving the acquisition of assets are based initially on the cost of the investment, including costs related to loan originations, and are not based on the quality of the investment or the quality of the services rendered to us. This may influence our Advisor to recommend riskier transactions to us, and our Advisor may have an incentive to incur a high level of leverage. In addition, because the fees are based on the cost of the investment, it may create an incentive for our Advisor to recommend that we purchase assets at higher prices.
Our Sub-Property Manager is an affiliate of our Advisor and Property Manager and therefore we may face conflicts of interest in determining whether to assign certain operating assets to our Sub-Property Manager or an unaffiliated property manager.
Our Sub-Property Manager is an affiliate of our Advisor and Property Manager. As we acquire each hotel asset, our Advisor will assign such asset to a property manager in the ordinary course of business. However, because our Sub-Property Manager is affiliated with our Advisor, our Advisor faces certain conflicts of interest in making these decisions because of the compensation that will be paid to our affiliated Sub-Property Manager.
Our Sub-Property Manager will continue to operate as a hotel property manager and may face competing demands for its time.
Our Sub-Property Manager will face competing demands for its time while it enters into management agreements with hotels not owned by us in the ordinary course of business. Because we intend to rely upon our Sub-Property Manager for its underwriting and operating capabilities, we may be unable to identify potential acquisitions for our portfolio without the investment and underwriting advice provided by the professionals of our Sub-Property Manager. Additionally, the operations of our Hotels may be adversely affected by the competing demands for our Sub-Property Manager’s time.
Our Sponsor faces conflicts of interest relating to the acquisition of assets and such conflicts may not be resolved in our favor, meaning that we could invest in less attractive assets, which could limit our ability to make distributions and reduce our stockholders’ overall investment return.
We rely on our Sponsor and the executive officers and other key real estate professionals at our Advisor, our Property Manager, our Sub-Property Manager and our sub-Advisor to identify suitable investment opportunities for us. Several of the other key real estate professionals of our Advisor are also the key real estate professionals at our Sponsor and their other public programs. Many investment opportunities that are suitable for us may also be suitable for other programs sponsored directly or indirectly by American Realty Capital. Generally, our Advisor will not pursue any opportunity to acquire any real estate properties or real estate-related loans and securities that are directly competitive with our investment strategies, unless and until the opportunity is first presented to us, subject to certain exceptions. For so long as we are externally advised, our charter provides that it shall not be a proper purpose for the Company to purchase real estate or any significant asset related to real estate unless our Advisor has recommended the investment to us. Thus, the executive officers and real estate professionals of our Advisor could direct attractive investment opportunities to other entities or investors. Such events could result in us investing in properties that provide less attractive returns, which may reduce our ability to make distributions.
Our Advisor will face conflicts of interest relating to joint ventures, which could result in a disproportionate benefit to the other venture partners at our expense and adversely affect the return on our stockholders' investment.
We may enter into joint ventures with other American Realty Capital-sponsored programs for the acquisition of commercial real estate debt and other commercial real estate investments. Our Advisor may have conflicts of interest in determining which American Realty Capital-sponsored program should enter into any particular joint venture agreement. The co-venturer may have economic or business interests or goals that are or may become inconsistent with our business interests or goals. In addition, our Advisor may face a conflict in structuring the terms of the relationship between our interests and the interest of the affiliated co-venturer and in managing the joint venture. Since our Advisor and its affiliates may control both the affiliated co-venturer and, to a certain extent, us, agreements and transactions between the co-venturers with respect to any such joint venture will not have the benefit of arm’s-length negotiation of the type normally conducted between unrelated co-venturers, which may result in the co-venturer receiving benefits greater than the benefits that we receive. In addition, we may assume liabilities related to the joint venture that exceed the percentage of our investment in the joint venture.

Our Sponsor, our officers, our Advisor, our Property Manager, our Sub-Property Manager and the real estate and other professionals assembled by our Advisor face competing demands relating to their time, and this may cause our operations and our stockholders’ investments to suffer.
We rely on our Advisor, our Property Manager and our Sub-Property Manager for the day-to-day operation of our business and the selection of our investments. Such entities will make major decisions affecting us under the direction of our board of directors. Our Advisor and our Sub-Property Manager will rely on our Sponsor and its respective affiliates to conduct our business. Principals of American Realty Capital are key executives in other programs sponsored directly or indirectly by American Realty Capital and hold an ownership interest in our Sub-Property Manager. As a result of their interests in other programs sponsored directly or indirectly by American Realty Capital, their obligations to other investors and the fact that they engage in, and will continue to engage in other business activities, these individuals will continue to face conflicts of interest in allocating their time among us and other programs sponsored directly or indirectly by American Realty Capital and other business activities in which they are involved. Should our Advisor breach its fiduciary duties to us by inappropriately devoting insufficient time or resources to our business, the returns on our investments, and the value of our stockholders’ investments, may decline.
The management of multiple REITs, especially REITs in the development stage, by our executive officers and officers of our Advisor may significantly reduce the amount of time our executive officers and officers of our Advisor and any service provider are able to spend on activities related to us and may cause other conflicts of interest, which may cause our operating results to suffer.
Our executive officers and officers of our Advisor are part of the senior management or are key personnel of the other American Realty Capital-sponsored REITs and their Advisors. Four of the American Realty Capital-sponsored REITs, including ARC Realty Finance Trust, Inc., American Realty Capital Healthcare Trust II, Inc., American Realty Capital Trust V, Inc. and Phillips Edison — ARC Grocery Center REIT II, Inc. have registration statements that became effective in the past 18 months and currently are offering securities. In addition, none of the American Realty Capital-sponsored REITs are more than five years old. As a result, such REITs will have concurrent or overlapping fundraising, acquisition, operational, disposition and liquidation phases as us, which may cause conflicts of interest to arise throughout the life of our company with respect to, among other things, finding investors, locating and acquiring properties, entering into leases and disposing of properties. The conflicts of interest each of our executive officers and each officer of our Advisor will face may delay our fund raising and investment of our proceeds due to the competing time demands and generally cause our operating results to suffer. Officers of any service provider may face similar conflicts of interest should they be involved with the management of multiple REITs, especially REITs in the developmental stage.
We will compete for investors with other programs of our Sponsor, which could adversely affect the amount of capital we have to invest.
The American Realty Capital group of companies is currently the sponsor of seven other public offerings of non-traded REIT shares, the majority of which will be ongoing during a significant portion of our offering period. These programs all have filed registration statements for the offering of common stock and either are or intend to elect to be taxed as REITs. These offerings are taking place concurrently with our offering, and our Sponsor is likely to sponsor other offerings during our offering period. Our Dealer Manager is the dealer manager for these other offerings. Additionally, our Sponsor is the sponsor of American Realty Capital Properties, Inc., which is a REIT that is actively traded on The NASDAQ Capital Market, which may conduct one or more offerings during our offering period. We will compete for investors with these other programs, and the overlap of these offerings with our offering could adversely affect our ability to raise all the capital we seek in our offering, the timing of sales of our shares and the amount of proceeds we have to spend on real estate investments.
American National Stock Transfer, LLC, our affiliated transfer agent, has a limited operating history and a failure by our transfer agent to perform its functions for us effectively may adversely affect our operations.
Our transfer agent is a related party which was recently launched as a new business. The business was formed on November 2, 2012 and has not had any significant operations to date. As of March 1, 2013, our transfer agent began providing certain transfer agency services for programs sponsored directly or indirectly by American Realty Capital. Because of its limited experience, there is no assurance that our transfer agent will be able to effectively provide transfer agency and registrar services to us. Furthermore, our transfer agent will be responsible for supervising third party service providers who may, at times, be responsible for executing certain transfer agency and registrar services. If our transfer agent fails to perform its functions for us effectively, our operations may be adversely affected.
Our Dealer Manager signed a Letter of Acceptance, Waiver and Consent with the Financial Industry Regulatory Authority (“FINRA”); any further action, proceeding or litigation with respect to the substance of the Letter of Acceptance, Waiver and Consent could adversely affect this offering or the pace at which we raise proceeds.
In April 2013, our Dealer Manager received notice and a proposed Letter of Acceptance, Waiver and Consent (“AWC”) from FINRA, the self-regulatory organization that oversees broker dealers, that certain violations of SEC and FINRA rules, including Rule 10b-9 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and FINRA Rule 2010, occurred in connection with its activities as a co-dealer manager for a public offering. Without admitting or denying the findings, our Dealer Manager submitted an AWC, which FINRA accepted on June 4, 2013. In connection with the AWC, our Dealer Manager consented to the imposition of a censure and a fine of $60,000.
To the extent any action would be taken against our Dealer Manager in connection with the above AWC, our Dealer Manager could be adversely affected.
Our officers and directors face conflicts of interest related to the positions they hold with affiliated entities, which could hinder our ability to successfully implement our business strategy and to generate returns to our stockholders.
Certain of our executive officers and directors, including Nicholas S. Schorsch and William M. Kahane, also are officers of our Advisor, our Dealer Manager and other affiliated entities, as applicable, including the other real estate programs sponsored by the American Realty Capital group of companies. As a result, these individuals owe fiduciary duties to these other entities and their stockholders and limited partners, which fiduciary duties may conflict with the duties that they owe to us and our stockholders. Their loyalties to these other entities could result in actions or inactions that are detrimental to our business, which could harm the implementation of our business strategy and our investment and leasing opportunities. Conflicts with our business and interests are most likely to arise from involvement in activities related to: (a) allocation of new investments and management time and services between us and the other entities; (b) our purchase of properties from, or sale of properties to, affiliated entities; (c) the timing and terms of the investment in or sale of an asset; (d) investments with affiliates of our Advisor; (e) compensation to our Advisor; and (f) our relationship with our Dealer Manager. If we do not successfully implement our business strategy, we may be unable to generate the cash needed to make distributions to our stockholders and to maintain or increase the value of our assets. If these individuals act in a manner that is detrimental to our business or favor one entity over another, they may be subject to liability for breach of fiduciary duty.
Risks Related to Our Corporate Structure
The limit on the number of shares a person may own may discourage a takeover that could otherwise result in a premium price to our stockholders.
Our charter, with certain exceptions, authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT. Unless exempted by our board of directors, no person or entity may own more than 9.8% in value of the aggregate of our outstanding shares of stock or more than 9.8% (in value or in number of shares, whichever is more restrictive) of any class or series of shares of our stock. This restriction may have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all our assets) that might provide a premium price for holders of our common stock.
Our charter permits our board of directors to issue stock with terms that may subordinate the rights of common stockholders or discourage a third party from acquiring us in a manner that might result in a premium price to our stockholders.
Our charter permits our board of directors to issue up to 350,000,000 shares of stock. In addition, our board of directors, without any action by our stockholders, may amend our charter from time to time to increase or decrease the aggregate number of shares or the number of shares of any class or series of stock that we have authority to issue. Our board of directors may classify or reclassify any unissued common stock or preferred stock into other classes or series of stock and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications and terms or conditions of redemption of any such stock. Thus, our board of directors could authorize the issuance of preferred stock with terms and conditions that could have a priority as to distributions and amounts payable upon liquidation over the rights of the holders of our common stock. Preferred stock could also have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all our assets) that might provide a premium price for holders of our common stock.
Maryland law prohibits certain business combinations, which may make it more difficult for us to be acquired and may limit our stockholders' ability to exit the investment.
Under Maryland law, “business combinations” between a Maryland corporation and an interested stockholder or an affiliate of an interested stockholder are prohibited for five years after the most recent date on which the interested stockholder becomes an interested stockholder. These business combinations include a merger, consolidation, share exchange or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities. An interested stockholder is defined as:

•	any person who beneficially owns 10% or more of the voting power of the corporation’s outstanding voting stock; or

•
an affiliate or associate of the corporation who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of the voting power of the then outstanding stock of the corporation.

A person is not an interested stockholder under the statute if the board of directors approved in advance the transaction by which he or she otherwise would have become an interested stockholder. However, in approving a transaction, the board of directors may provide that its approval is subject to compliance, at or after the time of approval, with any terms and conditions determined by the board of directors.
After the five-year prohibition, any business combination between the Maryland corporation and an interested stockholder generally must be recommended by the board of directors of the corporation and approved by the affirmative vote of at least:

•	80% of the votes entitled to be cast by holders of outstanding shares of voting stock of the corporation; and

•
two-thirds of the votes entitled to be cast by holders of voting stock of the corporation, other than shares held by the interested stockholder with whom or with whose affiliate the business combination is to be effected or held by an affiliate or associate of the interested stockholder.

These super-majority vote requirements do not apply if the corporation’s common stockholders receive a minimum price, as defined under Maryland law, for their shares in the form of cash or other consideration in the same form as previously paid by the interested stockholder for its shares. The business combination statute permits various exemptions from its provisions, including business combinations that are exempted by the board of directors prior to the time that the interested stockholder becomes an interested stockholder. Pursuant to the statute, our board of directors has exempted any business combination involving our Advisor or any affiliate of our Advisor. Consequently, the five-year prohibition and the super-majority vote requirements will not apply to business combinations between us and our Advisor or any affiliate of our Advisor. As a result, our Advisor and any affiliate of our Advisor may be able to enter into business combinations with us that may not be in the best interest of our stockholders, without compliance with the super-majority vote requirements and the other provisions of the statute. The business combination statute may discourage others from trying to acquire control of us and increase the difficulty of consummating any offer.
Maryland law limits the ability of a third-party to buy a large stake in us and exercise voting power in electing directors, which may discourage a takeover that could otherwise result in a premium price to our stockholders.
The Maryland Control Share Acquisition Act provides that “control shares” of a Maryland corporation acquired in a “control share acquisition” have no voting rights except to the extent approved by stockholders by a vote of two-thirds of the votes entitled to be cast on the matter. Shares of stock owned by the acquirer, by officers or by employees who are directors of the corporation, are excluded from shares entitled to vote on the matter. “Control shares” are voting shares of stock which, if aggregated with all other shares of stock owned by the acquirer or in respect of which the acquirer can exercise or direct the exercise of voting power (except solely by virtue of a revocable proxy), would entitle the acquirer to exercise voting power in electing directors within specified ranges of voting power. Control shares do not include shares the acquiring person is then entitled to vote as a result of having previously obtained stockholder approval. A “control share acquisition” means the acquisition of issued and outstanding control shares. The control share acquisition statute does not apply (a) to shares acquired in a merger, consolidation or share exchange if the corporation is a party to the transaction, or (b) to acquisitions approved or exempted by the charter or bylaws of the corporation. Our bylaws contain a provision exempting from the Maryland Control Share Acquisition Act any and all acquisitions of our stock by any person. There can be no assurance that this provision will not be amended or eliminated at any time in the future.
Our stockholders' investment return may be reduced if we are required to register as an investment company under the Investment Company Act.
The company is not registered, and does not intend to register itself, the Operating Partnership or any of its subsidiaries, as an investment company under the Investment Company Act. If we become obligated to register the company, the Operating Partnership or any of its subsidiaries as an investment company, the registered entity would have to comply with a variety of substantive requirements under the Investment Company Act imposing, among other things:

•	limitations on capital structure;

•	restrictions on specified investments;

•	prohibitions on transactions with affiliates; and

•	compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations that would significantly change our operations.
The company intends to conduct its operations, directly and through wholly or majority-owned subsidiaries, so that the company, the Operating Partnership and each of its subsidiaries is not an investment company under the Investment Company

Act. Under Section 3(a)(1)(A) of the Investment Company Act, a company is deemed to be an “investment company” if it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities. Under Section 3(a)(1)(C) of the Investment Company Act, a company is deemed to be an “investment company” if it is engaged, or proposes to engage, in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire “investment securities” having a value exceeding 40% of the value of its total assets (exclusive of government securities and cash items) on an unconsolidated basis. Rule 3a-1 under the Investment Company Act, however, generally provides that, notwithstanding Section 3(a)(1)(C) of the Investment Company Act, an issuer will not be deemed to be an “investment company” under the Investment Company Act; provided, that (a) it does not hold itself out as being engaged primarily, or propose to engage primarily, in the business of investing, reinvesting or trading in securities, and (b) on an unconsolidated basis, no more than 45% of the value of its total assets, consolidated with the assets of any wholly owned subsidiary (exclusive of U.S. government securities and cash items), consists of, and no more than 45% of its net income after taxes, consolidated with the net income of any wholly owned subsidiary (for the last four fiscal quarters combined), is derived from, securities other than U.S. government securities, securities issued by employees’ securities companies, securities issued by certain majority-owned subsidiaries of such companies and securities issued by certain companies that are controlled primarily by such companies. We believe that we, our OP and the subsidiaries of our OP will satisfy this exclusion.
A change in the value of any of our assets could cause us or one or more of our wholly or majority-owned subsidiaries to fall within the definition of “investment company” and negatively affect our ability to maintain our exemption from regulation under the Investment Company Act. To avoid being required to register the Company or any of its subsidiaries as an investment company under the Investment Company Act, we may be unable to sell assets we would otherwise want to sell and may need to sell assets we would otherwise wish to retain. In addition, we may have to acquire additional income- or loss-generating assets that we might not otherwise have acquired or may have to forgo opportunities to acquire interests in companies that we would otherwise want to acquire and would be important to our investment strategy. Our Advisor continually reviews our investment activity to attempt to ensure that we will not be regulated as an investment company.
If we were required to register the Company as an investment company but failed to do so, we would be prohibited from engaging in our business, and criminal and civil actions could be brought against us. In addition, our contracts would be unenforceable unless a court required enforcement, and a court could appoint a receiver to take control of us and liquidate our business.
If our stockholders do not agree with the decisions of our board of directors, they only have limited control over changes in our policies and operations and may not be able to change our policies and operations.
Our board of directors determines our major policies, including our policies regarding investments, financing, growth, debt capitalization, REIT qualification and distributions. Our board of directors may amend or revise these and other policies without a vote of the stockholders except to the extent that the policies are set forth in our charter. Under the Maryland General Corporation Law and our charter, our stockholders have a right to vote only on the following:

•	the election or removal of directors;

•
any amendment of our charter, except that our board of directors may amend our charter without stockholder approval to (a) increase or decrease the aggregate number of our shares of stock or the number of shares of stock of any class or series that we have the authority to issue, (b) effect certain reverse stock splits and (c) change our name or the name or other designation or the par value of any class or series of our stock and the aggregate par value of our stock;

•	our liquidation or dissolution;

•	certain reorganizations of our company, as provided in our charter; and

•	certain mergers, consolidations or sales or other dispositions of all or substantially all our assets, as provided in our charter.
All other matters are subject to the discretion of our board of directors.
Our board of directors may change our investment policies without stockholder approval, which could alter the nature of their investments.
Our charter requires that our independent directors review our investment policies at least annually to determine that the policies we are following are in the best interest of our stockholders. These policies may change over time. The methods of implementing our investment policies also may vary as the commercial debt markets change, new real estate development trends emerge and new investment techniques are developed. Our investment policies, the methods for their implementation, and our other objectives, policies and procedures may be altered by our board of directors without the approval of our stockholders. As a result, the nature of our stockholders' investment could change without their consent.

Our stockholders are limited in their ability to sell their shares pursuant to our SRP and may have to hold their shares for an indefinite period of time.
Our board of directors may amend the terms of our SRP without stockholder approval. Our board of directors also is free to suspend or terminate the program upon 30 days’ notice or to reject any request for repurchase. In addition, the SRP includes numerous restrictions that would limit our stockholders’ ability to sell their shares. Prior to the time our advisor begins calculating NAV, unless waived by our board of directors, a stockholder must have held his or her shares for at least one year in order to participate in our SRP. Prior to the NAV pricing date, subject to funds being available, the purchase price for shares repurchased under our SRP will be as set forth below (unless such repurchase is in connection with a stockholder’s death or disability): (a) for stockholders who have continuously held their shares of our common stock for at least one year, the price will be the lower of $23.13 and 92.5% of the amount paid for each such share; (b) for stockholders who have continuously held their shares of our common stock for at least two years, the price will be the lower of $23.75 and 95.0% of the amount paid for each such share; (c) for stockholders who have continuously held their shares of our common stock for at least three years, the price will be the lower of $24.38 and 97.5% of the amount paid for each such share; and (d) for stockholders who have held their shares of our common stock for at least four years, the price will be the lower of $25.00 and 100.0% of the amount they paid for each share (in each case, as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock). These limits might prevent us from accommodating all repurchase requests made in any year. See the section entitled “Share Repurchase Program” in the notes to the financial statements contained within this Annual Report on Form 10-K for more information about the SRP. These restrictions severely limit our stockholders’ ability to sell their shares should they require liquidity and limit their ability to recover the value they invested or the fair market value of their shares.
We established the offering price on an arbitrary basis; as a result, the actual value of our stockholders’ investment may be substantially less than what they paid.
Our board of directors has arbitrarily determined the offering price of the shares and such price bears no relationship to our book or asset values, or to any other established criteria for valuing issued or outstanding shares. Because the offering price is not based upon any independent valuation, the offering price is not indicative of the proceeds that our stockholders would receive upon liquidation.
Future offerings of equity securities that are senior to our common stock for purposes of dividend distributions or upon liquidation may adversely affect the per share trading price of our common stock.
In the future, we may attempt to increase our capital resources by making additional offerings of equity securities. Under our charter, we may issue, without stockholder approval, preferred stock or other classes of common stock with rights that could dilute the value of our stockholders’ shares of common stock. Any issuance of preferred stock must be approved by a majority of our independent directors not otherwise interested in the transaction, who will have access, at our expense, to our legal counsel or to independent legal counsel. Upon liquidation, holders of our shares of preferred stock will be entitled to receive our available assets prior to distribution to the holders of our common stock. Additionally, any convertible, exercisable or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our common stock and may result in dilution to owners of our common stock. Holders of our common stock are not entitled to preemptive rights or other protections against dilution. Our preferred stock, if issued, could have a preference on liquidating distributions or a preference on dividend payments that could limit our ability to pay dividends to the holders of our common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, our stockholders bear the risk of our future offerings reducing the per share trading price of our common stock and diluting their interest in us.
Because our Dealer Manager is owned by an entity under common ownership with American Realty Capital, our stockholders will not have the benefit of an independent due diligence review of us, which is customarily performed in underwritten offerings. The absence of an independent due diligence review increases the risks and uncertainty our stockholders face.
Our Dealer Manager is owned by an entity that is under common ownership with American Realty Capital. Because of such relationship, our Dealer Manager’s due diligence review and investigation of us cannot be considered to be an independent review. Therefore, our stockholders will not have the benefit of an independent review and investigation of this offering of the type normally performed by an unaffiliated, independent underwriter in a public securities offering.
Because our Advisor is wholly owned by our Sponsor through the Special Limited Partner, the interests of the Advisor and the Sponsor are not separate and as a result the Advisor may act in a way that is not necessarily in the investors’ interest.
Our Advisor is indirectly wholly owned by our Sponsor through the Special Limited Partner. Therefore, the interests of our Advisor and our Sponsor are not separate and the Advisor’s decisions may not be independent from the Sponsor and may result in the Advisor making decisions to act in ways that are not in the investors’ interests.

Our stockholders’ interests in us will be diluted if we issue additional shares, which could reduce the overall value of our stockholders’ investments.

Our common stockholders do not have preemptive rights to any shares we issue in the future. Our charter authorizes us to issue 350,000,000 shares of capital stock, of which 300,000,000 shares are classified as common stock and 50,000,000 shares are classified as preferred stock. Our board may elect to: (a) sell additional shares in this or future public offerings; (b) issue equity interests in private offerings; (c) issue share-based awards to our independent directors, our officers or employees, or to the officers or employees of our Advisor or any of its affiliates; (d) issue shares to our Advisor, or its successors or assigns, in payment of an outstanding fee obligation; or (e) issue shares of our common stock to sellers of properties or assets we acquire in connection with an exchange of limited partnership interests of our OP. To the extent we issue additional equity interests, our stockholders’ percentage ownership interest in us will be diluted. In addition, depending upon the terms and pricing of any additional offerings and the value of our real estate investments, our investors may also experience dilution in the book value and fair value of their shares.
Payment of fees to our Advisor and its affiliates reduces cash available for investment and distributions to our stockholders.
Our Advisor and its affiliates perform services for us in connection with conducting our operations and managing the portfolio of real estate and real estate-related debt and investments. Our Advisor and its affiliates will be paid substantial fees and receive substantial distributions for these services, which reduces the amount of cash available for investment in properties or distribution to stockholders.
We depend on our Operating Partnership and its subsidiaries for cash flow and are effectively structurally subordinated in right of payment to the obligations of our Operating Partnership and its subsidiaries, which could adversely affect our ability to make distributions to our stockholders.
We have no business operations of our own. Our only significant asset is and will be the general and limited partnership interests of our Operating Partnership. We conduct, and intend to conduct, all of our business operations through our Operating Partnership. Accordingly, our only source of cash to pay our obligations is distributions from our Operating Partnership and its subsidiaries of their net earnings and cash flows. We cannot assure our stockholders that our Operating Partnership or its subsidiaries will be able to, or be permitted to, make distributions to us that will enable us to make distributions to our stockholders from cash flows from operations. Each of our Operating Partnership’s subsidiaries is a distinct legal entity and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from such entities. Therefore, in the event of our bankruptcy, liquidation or reorganization, our assets and those of our Operating Partnership and its subsidiaries will be able to satisfy as the claims of our stockholders only after all of our and our Operating Partnership and its subsidiaries liabilities and obligations have been paid in full.
Valuations and appraisals of our properties and valuations of our investments in real estate related assets are estimates of fair value and may not necessarily correspond to realizable value, which could adversely affect the value of our stockholders' investment.
In order to calculate our quarterly NAV, our properties will initially be valued at cost, which we expect to represent fair value. After this initial valuation and commencing with the NAV pricing date, valuations of properties will be conducted in accordance with our valuation guidelines and will take into consideration appraisals performed by our independent valuer at least annually after the respective calendar quarter in which such property was acquired. Similarly, our real estate related asset investments will initially be valued at cost, and commencing with the NAV pricing date, will be valued at least annually (with approximately 25% of all properties being appraised each quarter), or in the case of liquid securities, quarterly, as applicable, at fair value as determined by our Advisor. The valuation methodologies used to value our properties will involve subjective judgments concerning factors such as comparable sales and operating expense data, capitalization or discount rate, and projections of future revenue and expenses. Appraisals and valuations will be only estimates, and ultimate realization depends on conditions beyond our Advisor’s control. Further, valuations do not necessarily represent the price at which we would be able to sell an asset, because such prices would be negotiated. We will not retroactively adjust the valuation of such assets, the price of our common stock, the price we paid to repurchase shares of our common stock or NAV-based fees we paid to our Advisor and Dealer Manager. Because the price our stockholders will pay for shares of our common stock in our offering, and the price at which their shares may be repurchased by us pursuant to our SRP, will be based on our estimated per share NAV commencing with the NAV pricing date, they may pay more than realizable value or receive less than realizable value for their investment.
Although our Advisor is responsible for calculating our quarterly NAV, our Advisor will consider independent appraisals of our properties, the accuracy of which our Advisor will not independently verify.
In calculating our quarterly NAV, our Advisor will include the net value of our real estate and real estate-related assets, taking into consideration valuations of individual properties that were obtained from our independent valuer. Our Advisor will review each appraisal by the independent valuer, and will compare each appraisal to its own determination of value. If in the opinion of our Advisor the appraisals are materially higher or lower than the Advisor’s determinations of value, it will discuss the appraisals with the independent valuer. If our Advisor determines that the appraisals are still materially higher or lower than its valuations, a valuation committee, comprised of our independent directors, will review the appraisals and valuations, and make a final determination of value. Although our Advisor is responsible for the accuracy of the quarterly NAV calculation and will provide our independent valuer with our valuation guidelines, which have been approved by our board of directors, our Advisor will not independently verify the appraised value of our properties. As a result, the appraised value of a particular property may be greater or less than its potential realizable value, which would cause our estimated NAV to be greater or less than the potential realizable NAV.
Our per share NAV may suddenly change if the appraised values of our properties materially change or the actual operating results differ from what we originally budgeted for that quarter.
Appraisals of our properties, upon which our Advisor’s estimate of the value of our real estate and real estate-related assets will partly be based, will probably not be spread evenly throughout the calendar year. We anticipate that such appraisals will be conducted near the end of each calendar quarter. Therefore, when these appraisals are reflected in our NAV calculation, for which our Advisor is ultimately responsible, there may be a sudden change in our per share NAV. In addition, actual operating results for a given month may differ from our original estimate, which may affect our per share NAV of each month, and we will adjust the estimated income and expenses to reflect the income and expenses actually earned and incurred. We will make such adjustment on a going-forward basis and will not retroactively adjust the quarterly per share NAV for the previous quarter. Therefore, because the actual results from operations may be better or worse than what we previously budgeted for a particular month, the adjustment to reflect actual operating results may cause our per share NAV to change and such change will occur on the day the adjustment is made.
Our per share NAV that we publish may not necessarily reflect changes in our NAV and in the value of our stockholders' shares that we cannot immediately quantify.
We may experience events affecting our investments that may have a material impact on our NAV. For example, if a property experiences an unanticipated structural or environmental event, the value of a property may materially change. Furthermore, if we cannot immediately quantify the financial impact of any extraordinary events, our per share NAV as published on any given quarter will not reflect such events. As a result, the per share NAV published after the announcement of a material event may differ significantly from our actual per share NAV until we are able to quantify the financial impact of such events and our NAV is appropriately adjusted on a going forward basis. The resulting potential disparity may benefit repurchasing or non-repurchasing stockholders, depending on whether NAV is overstated or understated.
General Risks Related to Investments in Real Estate
Our operating results will be affected by economic and regulatory changes that have an adverse impact on the real estate market in general, and we cannot assure our stockholders that we will be profitable or that we will realize growth in the value of our real estate properties.
Our operating results are subject to risks generally incident to the ownership of real estate, including:

•	changes in general economic or local conditions;

•	changes in supply of or demand for similar or competing properties in an area;

•	changes in interest rates and availability of permanent mortgage funds that may render the sale of a property difficult or unattractive;

•	changes in tax, real estate, environmental and zoning laws; and

•	periods of high interest rates and tight money supply.
These and other reasons may prevent us from being profitable or from realizing growth or maintaining the value of our real estate properties.
Part of our strategy for building our portfolio may involve acquiring assets opportunistically. This strategy will involve a higher risk of loss than more conservative investment strategies.
In order to meet our investment objectives we intend to embark on a strategy that may involve acquiring opportunistic assets that we can reposition, redevelop or remarket to create value enhancement and capital appreciation. Our strategy for acquiring properties may involve the acquisition of properties in markets that are depressed. As a result of our investment in these types of markets, we will face increased risks relating to changes in local market conditions and increased competition for similar properties in the same market, as well as increased risks that these markets will not recover and the value of our properties in these markets will not increase, or will decrease, over time. For these and other reasons, we cannot assure our stockholders that we will be profitable or that we will realize growth in the value of our real estate properties, and as a result, our ability to make distributions to our stockholders could be affected. Our intended approach to acquiring and operating income-producing hotel properties involves more risk than comparable real estate programs that have a targeted holding period for investments that is longer than ours, utilize leverage to a lesser degree or employ more conservative investment strategies.
We may obtain only limited warranties when we purchase a property and would have only limited recourse if our due diligence did not identify any issues that lower the value of our property, which could adversely affect our financial condition and ability to make distributions to our stockholders.
The seller of a property often sells such property in its “as is” condition on a “where is” basis and “with all faults,” without any warranties of merchantability or fitness for a particular use or purpose. In addition, purchase agreements may contain only limited warranties, representations and indemnifications that will only survive for a limited period after the closing. The purchase of properties with limited warranties increases the risk that we may lose some or all our invested capital in the property as well as the loss of income from that property.
Delays in acquisitions of properties may have an adverse effect on our stockholders' investment.
There may be a substantial period of time before the proceeds of our offering are invested. Delays we encounter in the selection and acquisition of properties could adversely affect our stockholders' returns as they could suffer delays in the payment of cash distributions attributable to those particular properties.
Our inability to sell a property when we desire to do so could adversely impact our ability to pay cash distributions to our stockholders.
The real estate market is affected by many factors, such as general economic conditions, availability of financing, interest rates and other factors, including supply and demand, that are beyond our control. We cannot predict whether we will be able to sell any property for the price or on the terms set by us, or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We cannot predict the length of time needed to find a willing purchaser and to close the sale of a property.
We may be required to expend funds to correct defects or to make improvements before a property can be sold. We cannot assure our stockholders that we will have funds available to correct such defects or to make such improvements. Moreover, in acquiring a property, we may agree to restrictions that prohibit the sale of that property for a period of time or impose other restrictions, such as a limitation on the amount of debt that can be placed or repaid on that property. These provisions would restrict our ability to sell a property.
We may not be able to sell our properties at a price equal to, or greater than, the price for which we purchased such property, which may lead to a decrease in the value of our assets.
The value of a property to a potential purchaser may not increase over time, which may restrict our ability to sell a property, or if we are able to sell such property, may lead to a sale price less than the price that we paid to purchase the property.
We may acquire or finance properties with lock-out provisions, which may prohibit us from selling a property, or may require us to maintain specified debt levels for a period of years on some properties, which could have an adverse effect on our stockholders' investment.
Lock-out provisions could materially restrict us from selling or otherwise disposing of or refinancing properties. These provisions would affect our ability to turn our investments into cash and thus affect cash available for distributions to our stockholders. Lock-out provisions may prohibit us from reducing the outstanding indebtedness with respect to any properties, refinancing such indebtedness on a non-recourse basis at maturity or increasing the amount of indebtedness with respect to such properties. Lock-out provisions could impair our ability to take other actions during the lock-out period that could be in the best interests of our stockholders and, therefore, may have an adverse impact on the value of our shares, relative to the value that would result if the lock-out provisions did not exist. In particular, lock-out provisions could preclude us from participating in major transactions that could result in a disposition of our assets or a change in control, even though that disposition or change in control might be in the best interests of our stockholders.
We may be unable to adjust our portfolio in response to changes in economic or other conditions or sell a property if or when we decide to do so, limiting our ability to pay cash distributions to our stockholders.
Many factors that are beyond our control affect the real estate market and could affect our ability to sell properties for the price, on the terms or within the time frame that we desire. These factors include general economic conditions, the availability of financing, interest rates and other factors, including supply and demand. Because real estate investments are relatively illiquid, we have a limited ability to vary our portfolio in response to changes in economic or other conditions. Further, before we can sell a property on the terms we want, it may be necessary to expend funds to correct defects or to make improvements. However, we can give no assurance that we will have the funds available to correct such defects or to make such improvements. We may be unable to sell our properties at a profit. Our inability to sell properties at the time and on the terms we want could reduce our cash flow and limit our ability to make distributions to our stockholders and could reduce the value of our stockholders’ investments. Moreover, in acquiring a property, we may agree to restrictions that prohibit the sale of that property for a period of time or impose other restrictions, such as a limitation on the amount of debt that can be placed or repaid on that property. We cannot predict the length of time needed to find a willing purchaser and to close the sale of a property. Our inability to sell a property when we desire to do so may cause us to reduce our selling price for the property. Any delay in our receipt of proceeds, or diminishment of proceeds, from the sale of a property could adversely impact our ability to pay distributions to our stockholders.
If we sell a property by providing financing to the purchaser, we will bear the risk of default by the purchaser, which could delay or reduce the distributions available to our stockholders.
If we decide to sell any of our properties, in some instances, we may sell our properties by providing financing to purchasers. When we provide financing to a purchaser, we will bear the risk that the purchaser may default, which could reduce our cash distributions to stockholders. Even in the absence of a purchaser default, the distribution of the proceeds of the sale to our stockholders, or the reinvestment of the proceeds in other assets, will be delayed until the promissory notes or other property we may accept upon a sale are actually paid, sold, refinanced or otherwise disposed. In some cases, we may receive initial down payments in cash and other property in the year of sale in an amount less than the selling price, and subsequent payments will be spread over a number of years. If any purchaser defaults under a financing arrangement with us, it could negatively impact our ability to pay cash distributions to our stockholders.
Joint venture investments could be adversely affected by our lack of sole decision-making authority, our reliance on the financial condition of co-venturers and disputes between us and our co-venturers.
We may enter into joint ventures, partnerships and other co-ownership arrangements (including preferred equity investments) for the purpose of making investments. In such event, we would not be in a position to exercise sole decision-making authority regarding the joint venture. Investments in joint ventures may, under certain circumstances, involve risks not present were a third party not involved, including the possibility that partners or co-venturers might become bankrupt or fail to fund their required capital contributions. Co-venturers may have economic or other business interests or goals which are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives. Such investments may also have the potential risk of impasses on decisions, such as a sale, because neither we nor the co-venturer would have full control over the joint venture. In addition, to the extent our participation represents a minority interest, a majority of the participants may be able to take actions which are not in our best interests because of our lack of full control. Disputes between us and co-venturers may result in litigation or arbitration that would increase our expenses and prevent our officers and/or directors from focusing their time and effort on our business. Consequently, actions by or disputes with co-venturers might result in subjecting properties owned by the joint venture to additional risk. In addition, we may in certain circumstances be liable for the actions of our co-venturers.
Covenants, conditions and restrictions may restrict our ability to operate a property, which may adversely affect our operating costs and reduce the amount of funds available to pay distributions to our stockholders.
Some of our properties may be contiguous to other parcels of real property, comprising part of the same commercial center. In connection with such properties, there are significant covenants, conditions and restrictions ("CC&Rs") restricting the operation of such properties and any improvements on such properties, and related to granting easements on such properties. Moreover, the operation and management of the contiguous properties may impact such properties. Compliance with CC&Rs may adversely affect our operating costs and reduce the amount of funds that we have available to pay distributions.
If we set aside insufficient capital reserves, we may be required to defer necessary capital improvements.
If we do not have enough reserves for capital to supply needed funds for capital improvements throughout the life of the investment in a property and there is insufficient cash available from our operations, we may be required to defer necessary improvements to a property, which may cause that property to suffer from a greater risk of obsolescence, a decline in value, or decreased cash flow. If this happens, we may not be able to maintain projected operating results for the affected properties and our results of operations may be negatively impacted.
Our operating expenses may increase in the future which could cause us to raise our room rates, depleting room occupancy and thereby decreasing our cash flow and our operating results.
Operating expenses, such as expenses for fuel, utilities, labor and insurance, are not fixed and may increase in the future. To the extent such increases affect our room rates and therefore our room occupancy at our lodging properties, our cash flow and operating results may be negatively affected.
Our real properties are subject to property taxes that may increase in the future, which could adversely affect our cash flow.
Our real properties are subject to real property taxes that may increase as tax rates change and as the real properties are assessed or reassessed by taxing authorities. If we fail to pay any such taxes, the applicable taxing authority may place a lien on the real property and the real property may be subject to a tax sale.

Uninsured losses relating to real property or excessively expensive premiums for insurance coverage could reduce our cash flows and the return on our stockholders’ investments.
There are types of losses, generally catastrophic in nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters, which are uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. Insurance risks associated with potential acts of terrorism could sharply increase the premiums we pay for coverage against property and casualty claims. Additionally, mortgage lenders in some cases have begun to insist that commercial property owners purchase coverage against terrorism as a condition for providing mortgage loans. Such insurance policies may not be available at reasonable costs, if at all, which could inhibit our ability to finance or refinance our properties. In such instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. We may not have adequate, or any, coverage for such losses. Changes in the cost or availability of insurance could expose us to uninsured casualty losses. If any of our properties incurs a casualty loss that is not fully insured, the value of our assets will be reduced by any such uninsured loss, which may reduce the value of our stockholders’ investments. In addition, other than any working capital reserve or other reserves we may establish, we have no source of funding to repair or reconstruct any uninsured property. Also, to the extent we must pay unexpectedly large amounts for insurance, we could suffer reduced earnings that would result in lower distributions to stockholders. The Terrorism Risk Insurance Act of 2002 is designed for a sharing of terrorism losses between insurance companies and the federal government. We cannot be certain how this act will impact us or what additional cost to us, if any, could result.
Terrorist attacks and other acts of violence or war may affect the markets in which we plan to operate, which could delay or hinder our ability to meet our investment objectives and reduce our stockholders’ overall return.
Terrorist attacks or armed conflicts may directly impact the value of our properties through damage, destruction, loss or increased security costs. We expect that we will invest in properties throughout the United States, Canada and Mexico in major metropolitan areas as well as densely populated sub-markets. We may not be able to obtain insurance against the risk of terrorism because it may not be available or may not be available on terms that are economically feasible. The terrorism insurance that we obtain may not be sufficient to cover loss for damages to our properties as a result of terrorist attacks. The inability to obtain sufficient terrorism insurance or any terrorism insurance at all could limit our investment options as some mortgage lenders have begun to insist that specific coverage against terrorism be purchased by commercial owners as a condition of providing loans.
Competition with third parties in acquiring properties and other investments may reduce our profitability and the return on our stockholders' investment.
We compete with many other entities engaged in real estate investment activities, including individuals, corporations, bank and insurance company investment accounts, other REITs, real estate limited partnerships, and other entities engaged in real estate investment activities, many of which have greater resources than we do. Larger REITs may enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies. In addition, the number of entities and the amount of funds competing for suitable investments may increase. Any such increase would result in increased demand for these assets and therefore increased prices paid for them. If we pay higher prices for properties and other investments, our profitability will be reduced and our stockholders may experience a lower return on their investment.
Failure to succeed in new markets or in new property classes may have adverse consequences on our performance.
We may from time to time make acquisitions outside of our existing market areas or the property classes of our primary focus if appropriate opportunities arise. The experience of affiliates of our Sponsor in our existing markets in owning and operating certain classes of property does not ensure that we will be able to operate successfully in new markets, should we choose to enter them, or that we will be successful in new property classes, should we choose to acquire them. We may be exposed to a variety of risks if we choose to enter new markets, including an inability to evaluate accurately local market conditions, to identify appropriate acquisition opportunities, or to hire and retain key personnel, and a lack of familiarity with local governmental and permitting procedures. In addition, we may abandon opportunities to enter new markets or acquire new classes of property that we have begun to explore for any reason and may, as a result, fail to recover expenses already incurred.
Acquiring or attempting to acquire multiple properties in a single transaction may adversely affect our operations.
From time to time, we may attempt to acquire multiple properties in a single transaction. Portfolio acquisitions are more complex and expensive than single-property acquisitions, and the risk that a multiple-property acquisition does not close may be greater than in a single-property acquisition. Portfolio acquisitions also may result in us owning investments in geographically dispersed markets, placing additional demands on our ability to manage the properties in the portfolio. In addition, a seller may require that a group of properties be purchased as a package even though we may not want to purchase one or more properties in the portfolio. In these situations, if we are unable to identify another person or entity to acquire the unwanted properties, we may be required to operate or attempt to dispose of these properties. We may be required to accumulate a large amount of cash in order to acquire multiple properties in a single transaction. We would expect the returns that we earn on such cash to be less than the ultimate returns in real property and therefore, accumulating such cash could reduce the funds available for distributions. Any of the foregoing events may have an adverse effect on our operations.
Our Property Manager’s or Sub-Property Manager’s failure to integrate their subcontractors into their operations in an efficient manner could reduce the return on our stockholders' investment.
Our Property Manager or Sub-Property Manager may rely on multiple subcontractors for on-site property management of our properties. If our Property Manager and Sub-Property Manager are unable to integrate these subcontractors into their operations in an efficient manner, our Property Manager or Sub-Property Manager may have to expend substantial time and money coordinating with these subcontractors, which could have a negative impact on the revenues generated from such properties.
Discovery of previously undetected environmentally hazardous conditions may adversely affect our operating results.
Under various federal, state and local environmental laws, ordinances and regulations (including those of foreign jurisdictions), a current or previous owner or operator of real property may be liable for the cost of removal or remediation of hazardous or toxic substances on, under or in such property. The costs of removal or remediation could be substantial. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Environmental laws also may impose restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require substantial expenditures. Environmental laws provide for sanctions for noncompliance and may be enforced by governmental agencies or, in certain circumstances, by private parties. Certain environmental laws and common law principles could be used to impose liability for release of and exposure to hazardous substances, including asbestos-containing materials into the air, and third parties may seek recovery from owners or operators of real properties for personal injury or property damage associated with exposure to released hazardous substances.
In addition, when excessive moisture accumulates in buildings or on building materials, mold growth may occur, particularly if the moisture problem remains undiscovered or is not addressed over a period of time. Some molds may produce airborne toxins or irritants. Concern about indoor exposure to mold has been increasing, as exposure to mold may cause a variety of adverse health effects and symptoms, including allergic or other reactions. As a result, the presence of significant mold at any of our projects could require us to undertake a costly remediation program to contain or remove the mold from the affected property which would reduce our operating results.
The cost of defending against claims of liability, of compliance with environmental regulatory requirements, of remediating any contaminated property, or of paying personal injury claims could materially adversely affect our business, assets or results of operations and, consequently, amounts available for distribution to our stockholders.
The costs of defending against claims of environmental liability or of paying personal injury claims could reduce the amounts available for distribution to our stockholders.
Environmental laws provide for sanctions for noncompliance and may be enforced by governmental agencies or, in certain circumstances, by private parties. Certain environmental laws and common law principles could be used to impose liability for the release of and exposure to hazardous substances, including asbestos-containing materials and lead-based paint. Third parties may seek recovery from real property owners or operators for personal injury or property damage associated with exposure to released hazardous substances. The costs of defending against claims of environmental liability or of paying personal injury claims could reduce the amounts available for distribution to our stockholders.
Costs of complying with governmental laws and regulations related to environmental protection and human health and safety may reduce our net income and the cash available for distributions to our stockholders.
Real property and the operations conducted on real property are subject to federal, state and local laws and regulations relating to protection of the environment and human health. We could be subject to liability in the form of fines, penalties or damages for noncompliance with these laws and regulations. These laws and regulations generally govern wastewater discharges, air emissions, the operation and removal of underground and above-ground storage tanks, the use, storage, treatment, transportation and disposal of solid and hazardous materials, the remediation of contamination associated with the release or disposal of solid and hazardous materials, the presence of toxic building materials, and other health and safety-related concerns.
Some of these laws and regulations may impose joint and several liability on the owners or operators of real property for the costs to investigate or remediate contaminated properties, regardless of fault, whether the contamination occurred prior to purchase, or whether the acts causing the contamination were legal. The operations of our properties, the condition of properties at the time we buy them, operations in the vicinity of our properties, such as the presence of underground storage tanks, or activities of unrelated third parties may affect our properties.
The presence of hazardous substances, or the failure to properly manage or remediate these substances, may hinder our ability to sell, operate or pledge such property as collateral for future borrowings. Environmental laws also may impose liens on property or restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require substantial expenditures or prevent us or our Property Manager and our Sub-Property Manager from operating such properties. Some of these laws and regulations have been amended so as to require compliance with new or more stringent standards as of future dates. Compliance with new or more stringent laws or regulations or stricter interpretation of existing laws may require us to incur material expenditures. Future laws, ordinances or regulations may impose material environmental liability. Any material expenditures, fines, penalties or damages we must pay will reduce our ability to make distributions and may reduce the value of our stockholders’ investments.
Costs associated with complying with the Americans with Disabilities Act of 1990 may decrease cash available for distributions.
Our properties may be subject to the Americans with Disabilities Act of 1990, as amended (the "Disabilities Act"). Under the Disabilities Act, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. The Disabilities Act has separate compliance requirements for “public accommodations” and “commercial facilities” that generally require that buildings and services be made accessible and available to people with disabilities. The Disabilities Act’s requirements could require removal of access barriers and could result in the imposition of injunctive relief, monetary penalties or, in some cases, an award of damages. We will attempt to acquire properties that comply with the Disabilities Act or place the burden on the seller or other third party to ensure compliance with the Disabilities Act. We cannot assure our stockholders that we will be able to acquire properties or allocate responsibilities in this manner. Any of our funds used for Disabilities Act compliance will reduce our net income and the amount of cash available for distributions to our stockholders.
Our business and operations would suffer in the event of system failures.
Despite system redundancy, the implementation of security measures and the existence of a disaster recovery plan for our internal information technology systems, our systems are vulnerable to damages from any number of sources, including computer viruses, unauthorized access, energy blackouts, natural disasters, terrorism, war and telecommunication failures. Any system failure or accident that causes interruptions in our operations could results in a material disruption to our business. We may also incur additional costs to remedy damages caused by such disruptions.
The occurrence of cyber incidents, or a deficiency in our cybersecurity, could negatively impact our business by causing a disruption to our operations, a compromise of corruption of our confidential information, and/or damages to our business relationships, all of which could negatively impact our financial results.
A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of our information resources. More specifically, a cyber incident is an intentional attack or an unintentional event that can include gaining unauthorized access to systems to disrupt operations, corrupt data or steal confidential information. As our reliance on technology has increased, so have the risks posed to our systems, both internal and those we have outsourced. Our three primary risks that could directly result from the occurrence of a cyber incident include operational interruption, damage to our relationship with our tenants and private data exposure. We have implemented processes, procedures and controls to help mitigate these risks, but these measures, as well as our increased awareness of a risk of a cyber incident, do not guarantee that our financial results will not be negatively impacted by such an incident.
The failure of any bank in which we deposit our funds could reduce the amount of cash we have available to pay distributions and make additional investments.
We intend to diversify our cash and cash equivalents among several banking institutions in an attempt to minimize exposure to any one of these entities. However, the Federal Deposit Insurance Corporation ("FDIC"), only insures amounts up to $250,000 per depositor per insured bank. We expect to have cash and cash equivalents and restricted cash deposited in certain financial institutions in excess of federally insured levels. If any of the banking institutions in which we have deposited funds ultimately fails, we may lose our deposits over $250,000. The loss of our deposits could reduce the amount of cash we have available to distribute or invest and could result in a decline in the value of our stockholders’ investments.
Economic conditions may adversely affect our income and we could be subject to risks associated with acquiring discounted real estate assets.
U.S. and international markets continue to experience volatility due to a combination of many factors, including the impact of the Federal Reserve’s decision to taper bond purchases, limited access to credit markets, higher fuel prices, less consumer spending and fears of a national and global recession. This volatility may persist as financial institutions continue to take the necessary steps to restructure their business and capital structures. Since we cannot predict when the real estate markets will recover, the value of our properties may decline if current market conditions persist or worsen.
In addition, we will be subject to the risks generally incident to the ownership of discounted real estate assets. Such assets may be purchased at a discount from historical cost due to, among other things, substantial deferred maintenance, abandonment, undesirable locations or markets, or poorly structured financing of the real estate or debt instruments underlying the assets, which has since lowered their value. Further, the continuing instability in the financial markets has limited the availability of lines of credit and the degree to which people and entities have access to cash debt service on the underlying the assets. Such illiquidity has the effect of increasing bankruptcies and weakening interest rates commercial entities can charge consumers, which can all decrease the value of already discounted real estate assets. Should conditions persist or worsen, the continued inability of the underlying real estate assets to produce income may weaken our return on our investments, which, in turn, may weaken return on our shares.
Further, irrespective of the impact that the instability of the financial markets may have on the return produced by discounted real estate assets, the evolving efforts to correct the instability make the valuation of these assets highly unpredictable. The fluctuation in market conditions makes judging the future performance of these assets difficult. There is a risk that we may not purchase real estate assets at absolute discounted rates and that these assets may continue to decline in value.
Lodging Industry Risks
The hotel industry is very competitive and seasonal and has been affected by economic slowdowns, terrorist attacks and other world events.
The hotel industry is intensely competitive and seasonal in nature and has been affected by the current economic slowdown, terrorist attacks, military activity in the Middle East, natural disasters and other world events impacting the global economy and the travel and hotel industries, and, as a result, our lodging properties may be adversely affected. Since the hotel industry is intensely competitive, our Property Manager and our Sub-Property Manager may be unable to compete successfully. Additionally, if our competitors’ marketing strategies are more effective, our results of operations, financial condition and cash flows, including our ability to service debt and to make distributions to our stockholders, may be adversely affected. In particular, as a result of terrorist attacks around the world and the effects of the economic recession, the lodging industry has experienced a significant decline in business caused by a reduction in both business and leisure travel. Our lodging properties may continue to be affected by such events, including our hotel occupancy levels and average daily rates, and, as a result, our revenues may decrease or not increase to levels we expect.
Since we do not intend to operate our lodging properties, our revenues depend on the ability of our Property Manager and our Sub-Property Manager to compete successfully with other hotels. Some of our competitors may have substantially greater marketing and financial resources than we do. If our Property Manager or Sub-Property Manager are unable to compete successfully or if our competitors’ marketing strategies are effective, our results of operations, financial condition, ability to service debt and ability to make distributions to our stockholders may be adversely affected.
In addition, the seasonality of the hotel industry can be expected to cause quarterly fluctuations in our revenues and also may be adversely affected by factors outside our control, such as extreme or unexpectedly mild weather conditions or natural disasters, terrorist attacks or alerts, outbreaks of contagious diseases, airline strikes, economic factors and other considerations affecting travel. To the extent that cash flows from operations are insufficient during any quarter, due to temporary or seasonal fluctuations in revenues, we may attempt to borrow in order to make distributions to our stockholders or be required to reduce other expenditures or distributions to stockholders.
Our profitability may be adversely affected by unstable market and business conditions and insufficient demand for lodging due to reduced business and leisure travel.
Our hotels will be subject to all the risks common to the hotel industry and subject to market conditions that affect all hotel properties. These risks could adversely affect hotel occupancy and the rates that can be charged for hotel rooms as well as hotel operating expenses, and generally include:

•	increases in supply of hotel rooms that exceed increases in demand;

•	increases in energy costs and other travel expenses that reduce business and leisure travel;

•	reduced business and leisure travel due to continued geo-political uncertainty, including terrorism;

•	adverse effects of declines in general and local economic activity;

•	adverse effects of a downturn in the hotel industry; and

•	risks generally associated with the ownership of hotels and real estate, as discussed below.
We do not have control over the market and business conditions that affect the value of our lodging properties, and adverse changes with respect to such conditions could have an adverse effect on our results of operations, financial condition and cash flows. Hotel properties are subject to varying degrees of risk generally common to the ownership of hotels, many of which are beyond our control, including the following:

•	increased competition from other existing hotels in our markets;

•	new hotels entering our markets, which may adversely affect the occupancy levels and average daily rates of our lodging properties;

•	declines in business and leisure travel;

•	increases in energy costs, increased threat of terrorism, terrorist events, airline strikes or other factors that may affect travel patterns and reduce the number of business and leisure travelers;

•	increases in operating costs due to inflation and other factors that may not be offset by increased room rates;

•	changes in, and the related costs of compliance with, governmental laws and regulations, fiscal policies and zoning ordinances; and

•	adverse effects of international, national, regional and local economic and market conditions.
Adverse changes in any or all of these factors could have an adverse effect on our results of operations, financial condition and cash flows, thereby adversely impacting our ability to service debt and to make distributions to our stockholders.
As a REIT, we cannot directly operate our lodging properties, which could adversely affect our results of operations, financial condition and our cash flows, which could impact our ability to service debt and make distributions to our stockholders.
We cannot and will not directly operate our lodging properties and, as a result, our results of operations, financial position, ability to service debt and our ability to make distributions to stockholders are dependent on the ability of our Property Manager and Sub-Property Manager, and any third-party sub-property manager that may be retained, to operate our hotel properties successfully. In order for us to satisfy certain REIT qualification rules, we cannot directly operate any lodging properties we may acquire or actively participate in the decisions affecting their daily operations. Instead, through a TRS, we must enter into management agreements with a third-party management company, which may include our Sub-Property Manager, or we must lease our lodging properties to third-party tenants on a triple net lease basis. We cannot and will not control any such third-party management company or tenants who operate and are responsible for maintenance and other day to day management of our lodging properties, including, but not limited to, the implementation of significant operating decisions. Thus, even if we believe our lodging properties are being operated inefficiently or in a manner that does not result in satisfactory operating results, we may not be able to require the third-party management company or the tenants to change their method of operation of our lodging properties. Our results of operations, financial position, cash flows and our ability to service debt and to make distributions to stockholders are, therefore, dependent on the ability of our Sub-Property Manager and other third-party sub-property managers to operate our lodging properties successfully. Any negative publicity or other adverse developments that affect that operator and/or its affiliated brands generally may adversely affect our results of operations, financial condition, and consequently cash flows, thereby impacting our ability to service debt, and to make distributions to our stockholders. There can be no assurance that an affiliate of ours will continue to manage any lodging properties we acquire.
We will rely on our Sub-Property Manager, and any third-party sub-property manager that may be retained, to establish and maintain adequate internal controls over financial reporting at our lodging properties. In doing so, our Sub-Property Manager, and any third-party sub-property manager that may be retained, should have policies and procedures in place that allow it to effectively monitor and report to us the operating results of our lodging properties which ultimately are included in our consolidated financial statements. Because the operations of our lodging properties ultimately become a component of our consolidated financial statements, we evaluate the effectiveness of the internal controls over financial reporting at all our properties, including our lodging properties, in connection with the certifications we provide in our quarterly and annual reports on Form 10-Q and Form 10-K, respectively, pursuant to the Sarbanes-Oxley Act of 2002. If such controls are not effective, the accuracy of the results of our operations that we report could be affected. Accordingly, our ability to conclude that, as a company, our internal controls are effective is significantly dependent upon the effectiveness of internal controls that our Sub-Property Manager, and any third-party sub-property manager that may be retained, will implement at our lodging properties. It is possible that we could have a significant deficiency or material weakness as a result of the ineffectiveness of the internal controls at one or more of our lodging properties.
If we replace our Sub-Property Manager or terminate a third-party sub-property manager that we hire in the future, we may be required by the terms of the relevant management agreement or lease to pay substantial termination fees, and we may experience significant disruptions at the affected lodging properties. We may not be able to make arrangements with a third-party management company with substantial prior lodging experience in the future. If we experience such disruptions, it may adversely affect our results of operations, financial condition and our cash flows, including our ability to service debt and to make distributions to our stockholders.
Our use of the TRS structure will increase our expenses.
A TRS structure will subject us to the risk of increased lodging operating expenses. The performance of our TRS will be based on the operations of our lodging properties. Our operating risks will include not only changes in hotel revenues and changes to our TRS’ ability to pay the rent due to us under the leases, but also increased hotel operating expenses, including, but not limited to, the following cost elements:

•	wage and benefit costs;

•	repair and maintenance expenses;

•	energy costs;

•	property taxes;

•	insurance costs; and

•	other operating expenses.
Any increases in one or more these operating expenses could have a significant adverse impact on our results of operations, cash flows and financial position.
Failure to maintain franchise licenses could decrease our revenues.
The inability to maintain franchise licenses could decrease our revenues. Maintenance of franchise licenses for our lodging properties is subject to maintaining our franchisor’s operating standards and other terms and conditions. Franchisors periodically inspect lodging properties to ensure that such lodging properties are maintained in accordance with their standards. Failure to maintain our lodging properties in accordance with these standards or comply with other terms and conditions of the applicable franchise agreement could result in a franchise license being canceled. If a franchise license terminates due to our failure to make required improvements or to otherwise comply with its terms, we may also be liable to the franchisor for a termination fee. As a condition to the maintenance of a franchise license, our franchisor could also require us to make capital expenditures, even if we do not believe the capital improvements are necessary, desirable or likely to result in an acceptable return on our investment. We may risk losing a franchise license if we do not make franchisor-required capital expenditures.
If our franchisor terminates the franchise license, we may try either to obtain a suitable replacement franchise or to operate the lodging property without a franchise license. The loss of a franchise license could materially and adversely affect the operations or the underlying value of the lodging property because of the loss associated with the brand recognition and/or the marketing support and centralized reservation systems provided by the franchisor. A loss of a franchise license for one or more lodging properties could materially and adversely affect our results of operations, financial condition and our cash flows, including our ability to service debt and make distributions to our stockholders.
There are risks associated with employing hotel employees.
We will generally be subject to risks associated with the employment of hotel employees. Any lodging properties we acquire will be leased to one or more TRSs, which will enter into property management and leasing agreements with our Property Manager, which will, in turn, enter into sub-property management agreements with our Sub-Property Manager or a third-party sub-property manager to operate the properties that we do not lease to a third party under a net lease. Hotel operating revenues and expenses for these properties will be included in our consolidated results of operations. As a result, although we do not directly employ or manage the labor force at our lodging properties, we are subject to many of the costs and risks generally associated with the hotel labor force. Our Sub-Property Manager or a third-party sub-property manager will be responsible for hiring and maintaining the labor force at each of our lodging properties and for establishing and maintaining the appropriate processes and controls over such activities. From time to time, the operations of our lodging properties may be disrupted through strikes, public demonstrations or other labor actions and related publicity. We may also incur increased legal costs and indirect labor costs as a result of the aforementioned disruptions, or contract disputes or other events. A third-party sub-property manager may be targeted by union actions or adversely impacted by the disruption caused by organizing activities. Significant adverse disruptions caused by union activities or increased costs affiliated with such activities could materially and adversely affect our results of operations, financial condition and our cash flows, including our ability to service debt and make distributions to our stockholders.
The expanding use of Internet travel websites by customers can adversely affect our profitability.
The increasing use of Internet travel intermediaries by consumers may experience fluctuations in operating performance during the year and otherwise adversely affect our profitability and cash flows. Our Sub-Property Manager and any third-party sub-property manager will rely upon Internet travel intermediaries such as Travelocity.com, Expedia.com, Orbitz.com, Hotels.com and Priceline.com to generate demand for our lodging properties. As Internet bookings increase, these intermediaries may be able to obtain higher commissions, reduced room rates or other significant contract concessions from our Sub-Property Manager or any third-party sub-property manager. Moreover, some of these Internet travel intermediaries are attempting to offer hotel rooms as a commodity, by increasing the importance of price and general indicators of quality (such as “three-star downtown hotel”) at the expense of brand identification. Consumers may eventually develop brand loyalties to their reservations system rather than to our Sub-Property Manager or any third-party sub-property manager or our brands, which could have an adverse effect on our business because we will rely heavily on brand identification. If the amount of sales made through Internet intermediaries increases significantly and our Sub-Property Manager or a third-party sub-property manager fails to appropriately price room inventory in a manner that maximizes the opportunity for enhanced profit margins, room revenues may flatten or decrease and our profitability may be adversely affected.

Risks Associated with Debt Financing
We have broad authority to incur debt, and high levels of debt could hinder our ability to make distributions and could decrease the value of our stockholders' investment.
We expect that in most instances, we will acquire real properties by using either existing financing or borrowing new funds. In addition, we may incur mortgage debt and pledge all or some of our real properties as security for that debt to obtain funds to acquire additional real properties. We may borrow if we need funds to satisfy the REIT tax qualification requirement that we generally distribute annually to our stockholders at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding net capital gain. We also may borrow if we otherwise deem it necessary or advisable to assure that we maintain our qualification as a REIT for U.S. federal income tax purposes.
Our Advisor believes that utilizing borrowing is consistent with our investment objective of maximizing the return to investors. There is no limitation on the amount we may borrow against any single improved property. Under our charter, our borrowings may not exceed 300% of our total "net assets" (as defined in our charter) as of the date of any borrowing, which is generally expected to be approximately 75% of the cost of our investments; however, we may exceed that limit if approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for exceeding such limit. This charter limitation, however, does not apply to individual real estate assets or investments. In addition, it is our intention to limit our borrowings to not more than 60% of the aggregate fair market value of our assets (calculated after the close of our IPO and once we have invested substantially all the proceeds of our IPO), unless excess borrowing is approved by a majority of the independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for such excess borrowing. However, subsequent events, including changes in the fair market value of our assets, could result in our exceeding these limits. We expect that during the period of our IPO we will seek independent director approval of borrowings in excess of these limitations since we will then be in the process of raising our equity capital to acquire our portfolio. As a result, we expect that our debt levels will be higher until we have invested most of our capital. High debt levels would cause us to incur higher interest charges, would result in higher debt service payments and could be accompanied by restrictive covenants. These factors could limit the amount of cash we have available to distribute and could result in a decline in the value of our stockholders' investment.
If there is a shortfall between the cash flow from a property and the cash flow needed to service mortgage debt on a property, then the amount available for distributions to stockholders may be reduced. In addition, incurring mortgage debt increases the risk of loss since defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. In that case, we could lose the property securing the loan that is in default, thus reducing the value of our stockholders' investment. For U.S. federal income tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds. In such event, we may be unable to pay the amount of distributions required in order to maintain our REIT status. We may give full or partial guarantees to lenders of mortgage debt to the entities that own our properties. When we provide a guaranty on behalf of an entity that owns one of our properties, we will be responsible to the lender for satisfaction of the debt if it is not paid by such entity. If any mortgages contain cross-collateralization or cross-default provisions, a default on a single property could affect multiple properties. If any of our properties are foreclosed upon due to a default, our ability to pay cash distributions to our stockholders will be adversely affected which could result in our losing our REIT status and would result in a decrease in the value of our stockholders' investment.
The current state of debt markets could have a material adverse impact on our earnings and financial condition.
The domestic and international commercial real estate debt markets are currently experiencing a tightening of underwriting standards by lenders and credit rating agencies. This is resulting in lenders increasing the cost for debt financing. Should the overall cost of borrowings increase, either by increases in the index rates or by increases in lender spreads, we will need to factor such increases into the economics of future acquisitions. This may result in future acquisitions generating lower overall economic returns and potentially reducing future cash flow available for distribution. If these disruptions in the debt markets persist, our ability to borrow monies to finance the purchase of, or other activities related to, real estate assets will be negatively impacted. If we are unable to borrow monies on terms and conditions that we find acceptable, we likely will have to reduce the number of properties we can purchase, and the return on the properties we do purchase may be lower. In addition, we may find it difficult, costly or impossible to refinance indebtedness which is maturing.
In addition, the state of the debt markets could have an impact on the overall amount of capital investing in real estate which may result in price or value decreases of real estate assets. This could negatively impact the value of our assets after the time we acquire them.

High mortgage rates may make it difficult for us to finance or refinance properties, which could reduce the number of properties we can acquire and the amount of cash distributions we can make.
If we place mortgage debt on properties, we run the risk of being unable to refinance the properties when the loans come due, or of being unable to refinance on favorable terms. If interest rates are higher when the properties are refinanced, we may not be able to finance the properties and our income could be reduced. If any of these events occur, our cash flow would be reduced. This, in turn, would reduce cash available for distribution to our stockholders and may hinder our ability to raise more capital by issuing more stock or by borrowing more money.
Lenders may require us to enter into restrictive covenants relating to our operations, which could limit our ability to make distributions to our stockholders.
In connection with providing us financing, a lender could impose restrictions on us that affect our distribution and operating policies and our ability to incur additional debt. Loan documents we enter into may contain covenants that limit our ability to further mortgage the property, discontinue insurance coverage or replace our Advisor. These or other limitations may adversely affect our flexibility and our ability to achieve our investment and operating objectives.
Increases in interest rates could increase the amount of our debt payments and adversely affect our ability to pay distributions to our stockholders.
We expect that we will incur indebtedness in the future. To the extent that we incur variable rate debt, increases in interest rates would increase our interest costs, which could reduce our cash flows and our ability to pay distributions to our stockholders. In addition, if we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments in properties at times that may not permit realization of the maximum return on these investments.
We may not be able to access financing sources on attractive terms, which could adversely affect our ability to execute our business plan.
We may finance our assets over the long-term through a variety of means, including repurchase agreements, credit facilities, issuance of commercial mortgage-backed securities, collateralized debt obligations and other structured financings. Our ability to execute this strategy will depend on various conditions in the markets for financing in this manner that are beyond our control, including lack of liquidity and greater credit spreads. We cannot be certain that these markets will remain an efficient source of long-term financing for our assets. If our strategy is not viable, we will have to find alternative forms of long-term financing for our assets, as secured revolving credit facilities and repurchase facilities may not accommodate long-term financing. This could subject us to more recourse indebtedness and the risk that debt service on less efficient forms of financing would require a larger portion of our cash flows, thereby reducing cash available for distribution to our stockholders and funds available for operations as well as for future business opportunities.
Our derivative financial instruments that we may use to hedge against interest rate fluctuations may not be successful in mitigating our risks associated with interest rates and could reduce the overall returns on our stockholders’ investments.
We may use derivative financial instruments to hedge exposures to changes in interest rates on loans secured by our assets, but no hedging strategy can protect us completely. We cannot assure our stockholders that our hedging strategy and the derivatives that we use will adequately offset the risk of interest rate volatility or that our hedging transactions will not result in losses. In addition, the use of such instruments may reduce the overall return on our investments. These instruments may also generate income that may not be treated as qualifying REIT income for purposes of the 75% gross income test or 95% gross income test.
Interest-only and adjustable rate indebtedness may increase our risk of default and ultimately may reduce our funds available for distribution to our stockholders.
We may finance our property acquisitions using interest-only mortgage indebtedness. During the interest-only period, the amount of each scheduled payment will be less than that of a traditional amortizing mortgage loan. The principal balance of the mortgage loan will not be reduced (except in the case of prepayments) because there are no scheduled monthly payments of principal during this period. After the interest-only period, we will be required either to make scheduled payments of amortized principal and interest or to make a lump-sum or “balloon” payment at maturity. These required principal or balloon payments will increase the amount of our scheduled payments and may increase our risk of default under the related mortgage loan. Our ability to make a balloon payment at maturity is uncertain and may depend upon our ability to obtain additional financing or our ability to sell the property. At the time the balloon payment is due, we may or may not be able to refinance the balloon payment on terms as favorable as the original loan or sell the property at a price sufficient to make the balloon payment. The effect of a refinancing or sale could affect the rate of return to our stockholders and the projected time of disposition of our assets. In addition, payments of principal and interest made to service our debts may leave us with insufficient cash to pay the distributions that we are required to pay to maintain our qualification as a REIT. Any of these results would have a significant, negative impact on our stockholders’ investments.

Finally, if the mortgage loan has an adjustable interest rate, the amount of our scheduled payments also may increase at a time of rising interest rates. Increased payments and substantial principal or balloon maturity payments will reduce the funds available for distribution to our stockholders because cash otherwise available for distribution will be required to pay principal and interest associated with these mortgage loans.
Risks Related to Real Estate-Related Investments
Our investments in mortgage, mezzanine, bridge and other loans, as well as our investments in mortgage-backed securities, collateralized debt obligations and other debt, may be affected by unfavorable real estate market conditions, which could decrease the value of those assets and the return on our stockholders' investment.
If we make or invest in mortgage, mezzanine or other real estate-related loans, we will be at risk of defaults by the borrowers on those loans. These defaults may be caused by many conditions beyond our control, including interest rate levels and local and other economic conditions affecting real estate values. We will not know whether the values of the properties ultimately securing our loans will remain at the levels existing on the dates of origination of those loans. If the values of the underlying properties drop, our risk will increase because of the lower value of the security associated with such loans. Our investments in mortgage-backed securities, collateralized debt obligations and other real estate-related debt will be similarly affected by real estate market conditions.
If we make or invest in mortgage, mezzanine, bridge or other real estate-related loans, our loans will be subject to interest rate fluctuations that will affect our returns as compared to market interest rates; accordingly, the value of our stockholders' investment would be subject to fluctuations in interest rates.
If we make or invest in fixed-rate, long-term loans and interest rates rise, the loans could yield a return that is lower than then-current market rates. If interest rates decrease, we will be adversely affected to the extent that loans are prepaid because we may not be able to make new loans at the higher interest rate. If we invest in variable-rate loans and interest rates decrease, our revenues will also decrease. For these reasons, if we invest in mortgage, mezzanine, bridge or other real estate-related loans, our returns on those loans and the value of our stockholders' investment will be subject to fluctuations in interest rates.
We have not established investment criteria limiting geographical concentration of our mortgage investments or requiring a minimum credit quality of borrowers.
We have not established any limit upon the geographic concentration of properties securing mortgage loans acquired or originated by us, or the credit quality of borrowers of uninsured mortgage assets acquired or originated by us. As a result, properties securing our mortgage loans may be overly concentrated in certain geographic areas and the underlying borrowers of our uninsured mortgage assets may have low credit quality. We may experience losses due to geographic concentration or low credit quality.
Mortgage investments that are not United States government insured and non-investment-grade mortgage assets involve risk of loss.
We may originate and acquire uninsured and non-investment-grade mortgage loans and mortgage assets, including mezzanine loans, as part of our investment strategy. While holding these interests, we will be subject to risks of borrower defaults, bankruptcies, fraud and losses and special hazard losses that are not covered by standard hazard insurance. Also, the costs of financing the mortgage loans could exceed the return on the mortgage loans. In the event of any default under mortgage loans held by us, we will bear the risk of loss of principal and non-payment of interest and fees to the extent of any deficiency between the value of the mortgage collateral and the principal amount of the mortgage loan. To the extent we suffer such losses with respect to our investments in mortgage loans, the value of our stockholders’ investments may be adversely affected.
We may invest in non-recourse loans, which will limit our recovery to the value of the mortgaged property.
Our mortgage loan assets may be non-recourse loans. With respect to our non-recourse mortgage loan assets, in the event of a borrower default, the specific mortgaged property and other assets, if any, pledged to secure the relevant mortgage loan, may be less than the amount owed under the mortgage loan. As to those mortgage loan assets that provide for recourse against the borrower and its assets generally, we cannot assure our stockholders that the recourse will provide a recovery in respect of a defaulted mortgage loan greater than the liquidation value of the mortgaged property securing that mortgage loan.
Interest rate fluctuations will affect the value of our mortgage assets, net income and common stock.
Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations, and other factors beyond our control. Interest rate fluctuations can adversely affect our income in many ways and present a variety of risks, including the risk of variances in the yield curve, a mismatch between asset yields and borrowing rates, and changing prepayment rates.
Variances in the yield curve may reduce our net income. The relationship between short-term and longer-term interest rates is often referred to as the “yield curve.” Short-term interest rates are ordinarily lower than longer-term interest rates. If short-

term interest rates rise disproportionately relative to longer-term interest rates (a flattening of the yield curve), our borrowing costs may increase more rapidly than the interest income earned on our assets. Because our assets may bear interest based on longer-term rates than our borrowings, a flattening of the yield curve would tend to decrease our net income and the market value of our mortgage loan assets. Additionally, to the extent cash flows from investments that return scheduled and unscheduled principal are reinvested in mortgage loans, the spread between the yields of the new investments and available borrowing rates may decline, which would likely decrease our net income. It is also possible that short-term interest rates may exceed longer-term interest rates (a yield curve inversion), in which event our borrowing costs may exceed our interest income and we could incur operating losses.
Prepayment rates on our mortgage loans may adversely affect our yields.
The value of our mortgage loan assets may be affected by prepayment rates on investments. Prepayment rates are influenced by changes in current interest rates and a variety of economic, geographic and other factors beyond our control, and consequently, such prepayment rates cannot be predicted with certainty. For investments that we acquire but do not originate, we may be unable to secure protection from prepayment in the form of prepayment lock out periods or prepayment penalties. In periods of declining mortgage interest rates, prepayments on mortgages generally increase. If general interest rates decline as well, the proceeds of such prepayments received during such periods are likely to be reinvested by us in assets yielding less than the yields on the investments that were prepaid. In addition, the market value of mortgage investments may, because of the risk of prepayment, benefit less from declining interest rates than from other fixed-income securities. Conversely, in periods of rising interest rates, prepayments on mortgages generally decrease, in which case we would not have the prepayment proceeds available to invest in assets with higher yields. Under certain interest rate and prepayment scenarios, we may fail to fully recoup our cost of acquisition of certain investments.
No assurances can be given that we can make an accurate assessment of the yield to be produced by an investment. Many factors beyond our control are likely to influence the yield on the investments, including, but not limited to, competitive conditions in the local real estate market, local and general economic conditions and the quality of management of the underlying property. Our inability to accurately assess investment yields may result in our purchasing assets that do not perform as well as expected, which may adversely affect the value of our stockholders’ investments.
Volatility of values of mortgaged properties may adversely affect our mortgage loans.
Real estate property values and net operating income derived from real estate properties are subject to volatility and may be affected adversely by a number of factors, including the risk factors described in our IPO relating to general economic conditions and owning real estate investments. In the event its net operating income decreases, a borrower may have difficulty paying our mortgage loan, which could result in losses to us. In addition, decreases in property values reduce the value of the collateral and the potential proceeds available to a borrower to repay our mortgage loans, which could also cause us to suffer losses.
Mezzanine loans involve greater risks of loss than senior loans secured by income producing properties.
We may make and acquire mezzanine loans. These types of mortgage loans are considered to involve a higher degree of risk than long-term senior mortgage lending secured by income-producing real property due to a variety of factors, including the loan being entirely unsecured or, if secured, becoming unsecured as a result of foreclosure by the senior lender. We may not recover some or all of our investment in these loans. In addition, mezzanine loans may have higher loan-to-value ratios than conventional mortgage loans resulting in less equity in the property and increasing the risk of loss of principal.
Our investments in subordinated loans and subordinated mortgage-backed securities may be subject to losses.
We may acquire or originate subordinated loans and invest in subordinated mortgage-backed securities. In the event a borrower defaults on a subordinated loan and lacks sufficient assets to satisfy our loan, we may suffer a loss of principal or interest. In the event a borrower declares bankruptcy, we may not have full recourse to the assets of the borrower, or the assets of the borrower may not be sufficient to satisfy the loan. If a borrower defaults on our loan or on debt senior to our loan, or in the event of a borrower bankruptcy, our loan will be satisfied only after the senior debt is paid in full. Where debt senior to our loan exists, the presence of inter-creditor arrangements may limit our ability to amend our loan documents, assign our loans, accept prepayments, exercise our remedies (through “standstill periods”), and control decisions made in bankruptcy proceedings relating to borrowers.
We may invest in collateralized mortgage-backed securities("CMBS"), which may increase our exposure to credit and interest rate risk.
We may invest in CMBS, which may increase our exposure to credit and interest rate risk. We have not adopted, and do not expect to adopt, any formal policies or procedures designed to manage risks associated with our investments in CMBS. In this context, credit risk is the risk that borrowers will default on the mortgages underlying the CMBS. While we may invest in CMBS guaranteed by U.S. government agencies, such as the Government National Mortgage Association, or U.S. government sponsored enterprises, such as the Federal National Mortgage Association, or the Federal Home Loan Mortgage Corporation,

there is no guarantee that such will be available or continue to be guaranteed by the U.S. government. Interest rate risk occurs as prevailing market interest rates change relative to the current yield on the CMBS. For example, when interest rates fall, borrowers are more likely to prepay their existing mortgages to take advantage of the lower cost of financing. As prepayments occur, principal is returned to the holders of the CMBS sooner than expected, thereby lowering the effective yield on the investment. On the other hand, when interest rates rise, borrowers are more likely to maintain their existing mortgages. As a result, prepayments decrease, thereby extending the average maturity of the mortgages underlying the CMBS. If we are unable to manage these risks effectively, our results of operations, financial condition and ability to pay distributions to our stockholders will be adversely affected.
Any real estate debt security that we originate or purchase is subject to the risks of delinquency and foreclosure.
We may originate and purchase real estate debt securities, which are subject to risks of delinquency and foreclosure and risks of loss. Typically, we will not have recourse to the personal assets of our borrowers. The ability of a borrower to repay a real estate debt security secured by an income-producing property depends primarily upon the successful operation of the property, rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the real estate debt security may be impaired. A property’s net operating income can be affected by, among other things:

•	increased costs, added costs imposed by franchisors for improvements or operating changes required, from time to time, under the franchise agreements;

•	property management decisions;

•	property location and condition;

•	competition from comparable types of properties;

•	changes in specific industry segments;

•	declines in regional or local real estate values, or occupancy rates; and

•	increases in interest rates, real estate tax rates and other operating expenses.
Any hedging strategies we utilize may not be successful in mitigating our risks.
We may enter into hedging transactions to manage risk of interest rate changes, price changes or currency fluctuations with respect to borrowings made or to be made to acquire or carry real estate assets. To the extent that we use derivative financial instruments in connection with these risks, we will be exposed to credit, basis and legal enforceability risks. Derivative financial instruments may include interest rate swap contracts, interest rate cap or floor contracts, futures or forward contracts, options or repurchase agreements. In this context, credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us. Basis risk occurs when the index upon which the contract is based is more or less variable than the index upon which the hedged asset or liability is based, thereby making the hedge less effective. Finally, legal enforceability risks encompass general contractual risks, including the risk that the counterparty will breach the terms of, or fail to perform its obligations under, the derivative contract. If we are unable to manage these risks effectively, our results of operations, financial condition and ability to make distributions to our stockholders will be adversely affected.
U.S. Federal Income Tax Risks
Our failure to qualify or remain qualified as a REIT would subject us to U.S. federal income tax and potentially state and local tax, and would adversely affect our operations and the market price of our common stock.
We intend to elect and qualify to be taxed as a REIT commencing with our taxable year ending December 31, 2014 and intend to operate in a manner that would allow us to continue to qualify as a REIT. However, we may terminate our REIT qualification, if our board of directors determines that not qualifying as a REIT is in our best interests, or inadvertently. Our qualification as a REIT depends upon our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. The REIT qualification requirements are extremely complex and interpretation of the U.S. federal income tax laws governing qualification as a REIT is limited. Furthermore, any opinion of our counsel, including tax counsel, as to our eligibility to qualify or remain qualified as a REIT is not binding on the Internal Revenue Service (the "IRS") and is not a guarantee that we will qualify, or continue to qualify, as a REIT. Accordingly, we cannot be certain that we will be successful in operating so we can qualify or remain qualified as a REIT. Our ability to satisfy the asset tests depends on our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals. Our compliance with the REIT income or quarterly asset requirements also depends on our ability to successfully manage the composition of our income and assets on an ongoing basis. Accordingly, if certain of our operations were to be recharacterized by the IRS, such recharacterization would jeopardize our ability to satisfy all requirements for qualification as a REIT. Furthermore, future legislative, judicial or administrative changes to the U.S. federal income tax laws could be applied retroactively, which could result in our disqualification as a REIT.
If we fail to qualify as a REIT for any taxable year, and we do not qualify for certain statutory relief provisions, we will be subject to U.S. federal income tax on our taxable income at corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year of losing our REIT qualification. Losing our REIT qualification would reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability. In addition, distributions to stockholders would no longer qualify for the dividends paid deduction, and we would no longer be required to make distributions. If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax.
Even if we qualify as a REIT, in certain circumstances, we may incur tax liabilities that would reduce our cash available for distribution to our stockholders.
Even if we qualify and maintain our status as a REIT, we may be subject to U.S. federal, state and local income taxes. For example, net income from the sale of properties that are “dealer” properties sold by a REIT (a “prohibited transaction” under the Code) will be subject to a 100% tax. We may not make sufficient distributions to avoid excise taxes applicable to REITs. Similarly, if we were to fail an income test (and did not lose our REIT status because such failure was due to reasonable cause and not willful neglect) we would be subject to tax on income that does not meet the income test requirements. We also may decide to retain net capital gains we earn from the sale or other disposition of our property and pay U.S. federal income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability unless they file U.S. federal income tax returns and thereon seek a refund of such tax. We also will be subject to corporate tax on any undistributed REIT taxable income. We also will be subject to corporate tax on any undistributed REIT taxable income. We also may be subject to state and local taxes on our income or property, including franchise, payroll and transfer taxes, either directly or at the level of our Operating Partnership or at the level of the other companies through which we indirectly own our assets, such as our TRSs, which are subject to full U.S. federal, state, local and foreign corporate-level income taxes. Any taxes we pay directly or indirectly will reduce our cash available for distribution to our stockholders.
To qualify as a REIT we must meet annual distribution requirements, which may force us to forgo otherwise attractive opportunities or borrow funds during unfavorable market conditions. This could delay or hinder our ability to meet our investment objectives and reduce our stockholders' overall return.
In order to qualify as a REIT, we must distribute annually to our stockholders at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding any net capital gain. We will be subject to U.S. federal income tax on our undistributed REIT taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (a) 85% of our ordinary income, (b) 95% of our capital gain net income and (c) 100% of our undistributed income from prior years. These requirements could cause us to distribute amounts that otherwise would be spent on investments in real estate assets and it is possible that we might be required to borrow funds, possibly at unfavorable rates, or sell assets to fund these distributions. Although we intend to make distributions sufficient to meet the annual distribution requirements and to avoid U.S. federal income and excise taxes on our earnings while we qualify as a REIT, it is possible that we might not always be able to do so.
Certain of our business activities are potentially subject to the prohibited transaction tax, which could reduce the return on our stockholders' investment.
For so long as we qualify as a REIT, our ability to dispose of property during the first few years following acquisition may be restricted to a substantial extent as a result of our REIT qualification. Under applicable provisions of the Code regarding prohibited transactions by REITs, while we qualify as a REIT, we will be subject to a 100% penalty tax on any gain recognized on the sale or other disposition of any property (other than foreclosure property) that we own, directly or indirectly through any subsidiary entity, including our Operating Partnership, but generally excluding TRSs, that is deemed to be inventory or property held primarily for sale to customers in the ordinary course of a trade or business. Whether property is inventory or otherwise held primarily for sale to customers in the ordinary course of a trade or business depends on the particular facts and circumstances surrounding each property. During such time as we qualify as a REIT, we intend to avoid the 100% prohibited transaction tax by (a) conducting activities that may otherwise be considered prohibited transactions through a TRS (but such TRS will incur corporate rate income taxes with respect to any income or gain recognized by it), (b) conducting our operations in such a manner so that no sale or other disposition of an asset we own, directly or through any subsidiary, will be treated as a prohibited transaction, or (c) structuring certain dispositions of our properties to comply with the requirements of the prohibited transaction safe harbor available under the Code for properties that, among other requirements, have been held for at least two years. No assurance can be given that any particular property we own, directly or through any subsidiary entity, including our

Operating Partnership, but generally excluding TRSs, will not be treated as inventory or property held primarily for sale to customers in the ordinary course of a trade or business.
Our TRSs are subject to corporate-level taxes and our dealings with our TRSs may be subject to 100% excise tax.
A REIT may own up to 100% of the stock of one or more TRSs. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A corporation of which a TRS directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a TRS. Overall, no more than 25% of the gross value of a REIT’s assets may consist of stock or securities of one or more TRSs.
A TRS may hold assets and earn income that would not be qualifying assets or income if held or earned directly by a REIT, including gross income from operations pursuant to management contracts. We must operate our “qualified lodging facilities” through one or more TRSs that leases such properties from us. We may use our TRSs generally for other activities as well, such as to hold properties for sale in the ordinary course of a trade or business or to hold assets or conduct activities that we cannot conduct directly as a REIT. A TRS will be subject to applicable U.S. federal, state, local and foreign income tax on its taxable income. In addition, TRS rules limit the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation. The rules, which are applicable to us as a REIT, also impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis.
If our leases to our TRSs are not respected as true leases for U.S. federal income tax purposes, we would fail to qualify as a REIT.
To qualify as a REIT, we must satisfy two gross income tests, under which specified percentages of our gross income must be derived from certain sources, such as ``rents from real property.” In order for such rent to qualify as “rents from real property” for purposes of the REIT gross income tests, the leases must be respected as true leases for U.S. federal income tax purposes and not be treated as service contracts, joint ventures or some other type of arrangement. If our leases are not respected as true leases for U.S. federal income tax purposes, we would fail to qualify as a REIT.
If our Operating Partnership failed to qualify as a partnership or is not otherwise disregarded for U.S. federal income tax purposes, we would cease to qualify as a REIT.
If the IRS were to successfully challenge the status of our Operating Partnership as a partnership or disregarded entity for such purposes, it would be taxable as a corporation. In such event, this would reduce the amount of distributions that our Operating Partnership could make to us. This would result in our failing to qualify as a REIT, and becoming subject to corporate level tax on our income. This substantially would reduce our cash available to pay distributions and the yield on our stockholders' investment. In addition, if any of the partnerships or limited liability companies through which our Operating Partnership owns its properties, in whole or in part, loses its characterization as a partnership and is otherwise not disregarded for U.S. federal income tax purposes, it would be subject to taxation as a corporation, thereby reducing distributions to our Operating Partnership. Such a recharacterization of an underlying property owner could also threaten our ability to maintain our REIT qualification.
If our “qualified lodging facilities” are not properly leased to a TRS or the managers of such “qualified lodging facilities” do not qualify as “eligible independent contractors,” we could fail to qualify as a REIT.
In general, we cannot operate any lodging facilities and can only indirectly participate in the operation of “qualified lodging facilities” on an after-tax basis through leases of such properties to our TRSs. A “qualified lodging facility” is a hotel, motel, or other establishment in which more than one-half of the dwelling units are used on a transient basis at which or in connection with which wagering activities are not conducted. Rent paid by a lessee that is a “related party tenant” of ours will not be qualifying income for purposes of the two gross income tests applicable to REITs. A TRS that leases lodging facilities from us will not be treated as a “related party tenant” with respect to our lodging facilities that are managed by an independent management company, so long as the independent management company qualifies as an “eligible independent contractor.”
Each of the management companies that enters into a management contract with our TRSs must qualify as an “eligible independent contractor” under the REIT rules in order for the rent paid to us by our TRSs to be qualifying income for purposes of the REIT gross income tests. An “eligible independent contractor” is an independent contractor that, at the time such contractor enters into a management or other agreement with a TRS to operate a “qualified lodging facility,” is actively engaged in the trade or business of operating “qualified lodging facilities” for any person not related, as defined in the Code, to us or the TRS. Among other requirements, in order to qualify as an independent contractor a manager must not own, directly or applying attribution provisions of the Code, more than 35% of our outstanding shares of stock (by value), and no person or group of persons can own more than 35% of our outstanding shares and 35% of the ownership interests of the manager (taking into account only owners of more than 5% of our shares and, with respect to ownership interest in such managers that are publicly traded, only holders of more than 5% of such ownership interests). The ownership attribution rules that apply for purposes of the 35% thresholds are complex. There can be no assurance that the levels of ownership of our stock by our managers and their owners will not be exceeded.

Our investments in certain debt instruments may cause us to recognize income for U.S. federal income tax purposes even though no cash payments have been received on the debt instruments, and certain modifications of such debt by us could cause the modified debt to not qualify as a good REIT asset, thereby jeopardizing our REIT qualification.
Our taxable income may substantially exceed our net income as determined based on GAAP, or differences in timing between the recognition of taxable income and the actual receipt of cash may occur. For example, we may acquire assets, including debt securities requiring us to accrue original issue discount ("OID"), or recognize market discount income, that generate taxable income in excess of economic income or in advance of the corresponding cash flow from the assets. In addition, if a borrower with respect to a particular debt instrument encounters financial difficulty rendering it unable to pay stated interest as due, we may nonetheless be required to continue to recognize the unpaid interest as taxable income with the effect that we will recognize income but will not have a corresponding amount of cash available for distribution to our stockholders.
As a result of the foregoing, we may generate less cash flow than taxable income in a particular year and find it difficult or impossible to meet the REIT distribution requirements in certain circumstances. In such circumstances, we may be required to (a) sell assets in adverse market conditions, (b) borrow on unfavorable terms, (c) distribute amounts that would otherwise be used for future acquisitions or used to repay debt, or (d) make a taxable distribution of our shares of common stock as part of a distribution in which stockholders may elect to receive shares of common stock or (subject to a limit measured as a percentage of the total distribution) cash, in order to comply with the REIT distribution requirements.
Moreover, we may acquire distressed debt investments that require subsequent modification by agreement with the borrower. If the amendments to the outstanding debt are “significant modifications” under the applicable Treasury Regulations, the modified debt may be considered to have been reissued to us in a debt-for-debt taxable exchange with the borrower. This deemed reissuance may prevent the modified debt from qualifying as a good REIT asset if the underlying security has declined in value and would cause us to recognize income to the extent the principal amount of the modified debt exceeds our adjusted tax basis in the unmodified debt.
The failure of a mezzanine loan to qualify as a real estate asset would adversely affect our ability to qualify as a REIT.
In general, in order for a loan to be treated as a qualifying real estate asset producing qualifying income for purposes of the REIT asset and income tests, the loan must be secured by real property. We may acquire mezzanine loans that are not directly secured by real property but instead secured by equity interests in a partnership or limited liability company that directly or indirectly owns real property. In Revenue Procedure 2003-65, the IRS provided a safe harbor pursuant to which a mezzanine loan that is not secured by real estate would, if it meets each of the requirements contained in the Revenue Procedure, be treated by the IRS as a qualifying real estate asset. Although the Revenue Procedure provides a safe harbor on which taxpayers may rely, it does not prescribe rules of substantive tax law and in many cases it may not be possible for us to meet all the requirements of the safe harbor. We cannot provide assurance that any mezzanine loan in which we invest would be treated as a qualifying asset producing qualifying income for REIT qualification purposes. If any such loan fails either the REIT income or asset tests, we may be disqualified as a REIT.
We may choose to make distributions in our own stock, in which case our stockholders may be required to pay U.S. federal income taxes in excess of the cash dividends they receive.
In connection with our qualification as a REIT, we are required to distribute annually to our stockholders at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding net capital gain. In order to satisfy this requirement, we may make distributions that are payable in cash and/or shares of our common stock (which could account for up to 80% of the aggregate amount of such distributions) at the election of each stockholder. Taxable stockholders receiving such distributions will be required to include the full amount of such distributions as ordinary dividend income to the extent of our current or accumulated earnings and profits, as determined for U.S. federal income tax purposes. As a result, U.S. stockholders may be required to pay U.S. federal income taxes with respect to such distributions in excess of the cash portion of the distribution received. Accordingly, U.S. stockholders receiving a distribution of our shares may be required to sell shares received in such distribution or may be required to sell other stock or assets owned by them, at a time that may be disadvantageous, in order to satisfy any tax imposed on such distribution. If a U.S. stockholder sells the stock that it receives as part of the distribution in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the distribution, depending on the market price of our stock at the time of the sale. Furthermore, with respect to certain non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such distribution, including in respect of all or a portion of such distribution that is payable in stock, by withholding or disposing of part of the shares included in such distribution and using the proceeds of such disposition to satisfy the withholding tax imposed. In addition, if a significant number of our stockholders determine to sell shares of our common stock in order to pay taxes owed on dividend income, such sale may put downward pressure on the market price of our common stock.

Various tax aspects of such a taxable cash/stock distribution are uncertain and have not yet been addressed by the IRS. No assurance can be given that the IRS will not impose requirements in the future with respect to taxable cash/stock distributions, including on a retroactive basis, or assert that the requirements for such taxable cash/stock distributions have not been met.
The taxation of distributions to our stockholders can be complex; however, distributions that we make to our stockholders generally will be taxable as ordinary income, which may reduce their anticipated return from an investment in us.
Distributions that we make to our taxable stockholders out of current and accumulated earnings and profits (and not designated as capital gain dividends or qualified dividend income) generally will be taxable as ordinary income. However, a portion of our distributions may (a) be designated by us as capital gain dividends generally taxable as long-term capital gain to the extent that they are attributable to net capital gain recognized by us, (b) be designated by us as qualified dividend income generally to the extent they are attributable to dividends we receive from our TRSs, or (c) constitute a return of capital generally to the extent that they exceed our accumulated earnings and profits as determined for U.S. federal income tax purposes. A return of capital is not taxable, but has the effect of reducing the basis of a stockholder’s investment in our common stock.
Our stockholders may have tax liability on distributions that they elect to reinvest in common stock, but they would not receive the cash from such distributions to pay such tax liability.
If our stockholders participate in our DRIP, they will be deemed to have received, and for U.S. federal income tax purposes will be taxed on, the amount reinvested in shares of our common stock to the extent the amount reinvested was not a tax-free return of capital. In addition, our stockholders will be treated for tax purposes as having received an additional distribution to the extent the shares are purchased at a discount to fair market value. As a result, unless a stockholder is a tax-exempt entity, it may have to use funds from other sources to pay its tax liability on the value of the shares of common stock received.
Dividends payable by REITs generally do not qualify for the reduced tax rates available for some dividends.
Currently, the maximum tax rate applicable to qualified dividend income payable to U.S. stockholders that are individuals, trusts and estates is 20%. Dividends payable by REITs, however, generally are not eligible for this reduced rate. Although this does not adversely affect the taxation of REITs or dividends payable by REITs, the more favorable rates applicable to regular corporate qualified dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our common stock. Tax rates could be changed in future legislation.
If we were considered to actually or constructively pay a “preferential dividend” to certain of our stockholders, our status as a REIT could be adversely affected.
In order to qualify as a REIT, we must distribute annually to our stockholders at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding net capital gain. In order for distributions to be counted as satisfying the annual distribution requirements for REITs, and to provide us with a REIT-level tax deduction, the distributions must not be “preferential dividends.” A dividend is not a preferential dividend if the distribution is pro rata among all outstanding shares of stock within a particular class, and in accordance with the preferences among different classes of stock as set forth in our organizational documents. Currently, there is uncertainty as to the IRS’s position regarding whether certain arrangements that REITs have with their stockholders could give rise to the inadvertent payment of a preferential dividend (e.g., the pricing methodology for stock purchased under a distribution reinvestment plan inadvertently causing a greater than 5% discount on the price of such stock purchased).
Initially, the per share price for our common stock pursuant to our DRIP will be $23.75, which is 95% of the primary offering price of $25.00 (which includes the maximum selling commissions and Dealer Manager fee). After the NAV pricing date, the per share price for our common stock pursuant to our DRIP will be equal to the per share NAV on the date that the distribution is payable, which, for U.S. federal income tax purposes, is intended to reflect the fair market value per share and does not include selling commissions or the Dealer Manager fee. If the IRS were to take a position contrary to our position that the per share NAV reflect the fair market value per share, it is possible that we may be treated as offering our stock under our DRIP at a discount greater than 5% of its fair market value resulting in the payment of a preferential dividend.
There is no de minimis exception with respect to preferential dividends. Therefore, if the IRS were to take the position that we inadvertently paid a preferential dividend, we may be deemed either to (a) have distributed less than 100% of our REIT taxable income and be subject to tax on the undistributed portion, or (b) have distributed less than 90% of our REIT taxable income and our status as a REIT could be terminated for the year in which such determination is made if we were unable to cure such failure.

Complying with REIT requirements may limit our ability to hedge our liabilities effectively and may cause us to incur tax liabilities.
The REIT provisions of the Code may limit our ability to hedge our liabilities. Any income from a hedging transaction we enter into to manage risk of interest rate changes, price changes or currency fluctuations with respect to borrowings made or to be made to acquire or carry real estate assets, if properly identified under applicable Treasury Regulations, does not constitute “gross income” for purposes of the 75% or 95% gross income tests. To the extent that we enter into other types of hedging transactions, the income from those transactions will likely be treated as non-qualifying income for purposes of both of the gross income tests. As a result of these rules, we may need to limit our use of advantageous hedging techniques or implement those hedges through a TRS. This could increase the cost of our hedging activities because our TRSs would be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in a TRS generally will not provide any tax benefit, except for being carried forward against future taxable income of such TRS.
Complying with REIT requirements may force us to forgo or liquidate otherwise attractive investment opportunities.
To qualify as a REIT, we must ensure that we meet the REIT gross income tests annually and that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets, including certain mortgage loans and certain kinds of mortgage-related securities. The remainder of our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, and no more than 25% of the value of our total assets can be represented by securities of one or more TRSs. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate assets from our portfolio or not make otherwise attractive investments in order to maintain our qualification as a REIT. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.
The ability of our board of directors to revoke our REIT qualification without stockholder approval may subject us to U.S. federal income tax and reduce distributions to our stockholders.
Our charter provides that our board of directors may revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that it is no longer in our best interest to continue to qualify as a REIT. While we intend to elect and qualify to be taxed as a REIT, we may not elect to be treated as a REIT or may terminate our REIT election if we determine that qualifying as a REIT is no longer in our best interests. If we cease to be a REIT, we would become subject to U.S. federal income tax on our taxable income and would no longer be required to distribute most of our taxable income to our stockholders, which may have adverse consequences on our total return to our stockholders and on the market price of our common stock.
We may be subject to adverse legislative or regulatory tax changes that could increase our tax liability, reduce our operating flexibility and reduce the market price of our common stock.
In recent years, numerous legislative, judicial and administrative changes have been made in the provisions of U.S. federal income tax laws applicable to investments similar to an investment in shares of our common stock. Additional changes to the tax laws are likely to continue to occur, and we cannot assure our stockholders that any such changes will not adversely affect the taxation of a stockholder. Any such changes could have an adverse effect on an investment in our shares or on the market value or the resale potential of our assets. Our stockholders are urged to consult with their tax advisor with respect to the impact of recent legislation on their investment in our shares and the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our shares. Our stockholders also should note that our counsel’s tax opinion is based upon existing law, applicable as of the date of its opinion, all of which will be subject to change, either prospectively or retroactively.
Although REITs generally receive better tax treatment than entities taxed as regular corporations, it is possible that future legislation would result in a REIT having fewer tax advantages, and it could become more advantageous for a company that invests in real estate to elect to be treated for U.S. federal income tax purposes as a corporation. As a result, our charter provides our board of directors with the power, under certain circumstances, to revoke or otherwise terminate our REIT election and cause us to be taxed as a regular corporation, without the vote of our stockholders. Our board of directors has fiduciary duties to us and our stockholders and could only cause such changes in our tax treatment if it determines in good faith that such changes are in the best interest of our stockholders.

The share ownership restrictions of the Code for REITs and the 9.8% share ownership limit in our charter may inhibit market activity in our shares of stock and restrict our business combination opportunities.
In order to qualify as a REIT, five or fewer individuals, as defined in the Code, may not own, actually or constructively, more than 50% in value of our issued and outstanding shares of stock at any time during the last half of each taxable year, other than the first year for which a REIT election is made. Attribution rules in the Code determine if any individual or entity actually or constructively owns our shares of stock under this requirement. Additionally, at least 100 persons must beneficially own our shares of stock during at least 335 days of a taxable year for each taxable year, other than the first year for which a REIT election is made. To help ensure that we meet these tests, among other purposes, our charter restricts the acquisition and ownership of our shares of stock.
Our charter, with certain exceptions, authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT while we so qualify. Unless exempted by our board of directors, for so long as we qualify as a REIT, our charter prohibits, among other limitations on ownership and transfer of shares of our stock, any person from beneficially or constructively owning (applying certain attribution rules under the Code) more than 9.8% in value of the aggregate of our outstanding shares of stock and more than 9.8% (in value or in number of shares, whichever is more restrictive) of any class or series of our shares of stock. Our board of directors may not grant an exemption from these restrictions to any proposed transferee whose ownership in excess of the 9.8% ownership limit would result in the termination of our qualification as a REIT. These restrictions on transferability and ownership will not apply, however, if our board of directors determines that it is no longer in our best interest to continue to qualify as a REIT or that compliance with the restrictions is no longer required in order for us to continue to so qualify as a REIT.
These ownership limits could delay or prevent a transaction or a change in control that might involve a premium price for our common stock or otherwise be in the best interest of the stockholders.
Non-U.S. stockholders will be subject to U.S. federal withholding tax and may be subject to U.S. federal income tax on distributions received from us and upon the disposition of our shares.
Subject to certain exceptions, distributions received from us will be treated as dividends of ordinary income to the extent of our current or accumulated earnings and profits. Such dividends ordinarily will be subject to U.S. withholding tax at a 30% rate, or such lower rate as may be specified by an applicable income tax treaty, unless the distributions are treated as “effectively connected” with the conduct by the non-U.S. stockholder of a U.S. trade or business. Pursuant to the Foreign Investment in Real Property Tax Act of 1980 ("FIRPTA"), capital gain distributions attributable to sales or exchanges of “U.S. real property interests” ("USRPIs"), generally will be taxed to a non-U.S. stockholder as if such gain were effectively connected with a U.S. trade or business. However, a capital gain distribution will not be treated as effectively connected income if (a) the distribution is received with respect to a class of stock that is regularly traded on an established securities market located in the United States and (b) the non-U.S. stockholder does not own more than 5% of the class of our stock at any time during the one-year period ending on the date the distribution is received. We do not anticipate that our shares will be “regularly traded” on an established securities market for the foreseeable future, and therefore, this exception is not expected to apply.
Gain recognized by a non-U.S. stockholder upon the sale or exchange of our common stock generally will not be subject to U.S. federal income taxation unless such stock constitutes a USRPI under FIRPTA. Our common stock will not constitute a USRPI so long as we are a “domestically-controlled qualified investment entity.” A domestically-controlled qualified investment entity includes a REIT if at all times during a specified testing period, less than 50% in value of such REIT’s stock is held directly or indirectly by non-U.S. stockholders. We believe, but cannot assure our stockholders, that we will be a domestically-controlled qualified investment entity.
Even if we do not qualify as a domestically-controlled qualified investment entity at the time a non-U.S. stockholder sells or exchanges our common stock, gain arising from such a sale or exchange would not be subject to U.S. taxation under FIRPTA as a sale of a USRPI if: (a) our common stock is “regularly traded,” as defined by applicable Treasury regulations, on an established securities market, and (b) such non-U.S. stockholder owned, actually and constructively, 5% or less of our common stock at any time during the five-year period ending on the date of the sale. However, it is not anticipated that our common stock will be “regularly traded” on an established market. We encourage our stockholders to consult their tax advisor to determine the tax consequences applicable to them if they are a non-U.S. stockholder.
Potential characterization of distributions or gain on sale may be treated as unrelated business taxable income to tax-exempt investors.
If (a) we are a “pension-held REIT,” (b) a tax-exempt stockholder has incurred (or is deemed to have incurred) debt to purchase or hold our common stock, or (c) a holder of common stock is a certain type of tax-exempt stockholder, dividends on, and gains recognized on the sale of, common stock by such tax-exempt stockholder may be subject to U.S. federal income tax as unrelated business taxable income under the Code.

Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
Our Hotels
The company did not own any properties as of December 31, 2013. On March 21, 2014, the Company closed on the acquisition of the Hotels for an aggregate contract purchase price of $106.5 million, exclusive of closing costs. The Hotels consist of three wholly-owned hospitality assets; the Baltimore Courtyard Inner Harbor Hotel (the “Baltimore Courtyard”), the Courtyard Providence Downtown Hotel (the “Providence Courtyard”), the Stratford Homewood Suites, the Georgia Tech Hotel & Conference Center (the “Georgia Tech Hotel”) which is subject to an operating lease, and equity interests in joint ventures that own two hotels; the Westin Virginia Beach and the Hilton Garden Inn Blacksburg (collectively the "Barceló Portfolio").
The following table sets forth certain information for each of the Hotels the Company acquired on March 21, 2014:

Property	Location	Number of Rooms	Purchase Price	Ownership Percentage of Hotel		Purchase Price per Room (In thousands)
Baltimore Courtyard	Baltimore, MD	205	$41,000,000	100%		$200.00
Providence Courtyard	Providence, RI	216	$35,500,000	100%		$164.35
Stratford Homewood Suites	Stratford, CT	135	$16,500,000	100%		$122.22
Georgia Tech Hotel	Atlanta, GA	252	$8,500,000	100%	(3)	$33.73	(1)
Westin Virginia Beach	Virginia Beach, VA	236	$3,464,819	30.53%		$14.68	(2)
Hilton Garden Inn Blacksburg	Blacksburg, VA	137	$1,535,181	24.00%		$11.21	(2)
			$106,500,000
(1) Represents the purchase price per room for the leasehold interest in the property
(2) Represents the purchase price per room for the equity interest in the joint venture
(3) Represents the percentage ownership for the leasehold interest in the property

Debt
The company did not have any debt as of December 31, 2013. On March 21, 2014, the Company, through indirect wholly owned subsidiaries of our OP, obtained a loan from German American Capital Corporation in the amount of $45.5 million secured by mortgages on the Baltimore Courtyard and the Providence Courtyard.
The following table sets forth the debt obligations secured by the Baltimore Courtyard and Providence Courtyard as of March 21, 2014:

Property	Principal Balance	Debt per Room	Interest Rate	Maturity Date
Baltimore Courtyard & Providence Courtyard	$45,500,000	$108,076	Fixed at 4.30%	April 2019

Item 3. Legal Proceedings.
We are not a party to any material pending legal proceedings.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our shares of common stock are not traded on a national securities exchange. There currently is no public market for our shares and there may never be one. Even if a stockholder is able to find a buyer for his or her shares, the stockholder may not sell his or her shares unless the buyer meets applicable suitability and minimum purchase standards and the sale does not violate state securities laws. Our charter also prohibits the ownership of more than 9.8% in value of the aggregate of the outstanding shares of our stock or more than 9.8% (in value or in number of shares, whichever is more restrictive) of any class or series of shares of our stock by a single investor, unless exempted by our board of directors, which may inhibit large investors from desiring to purchase shares from stockholders. Pursuant to our offering, we are selling shares of our common stock to the public at a price of $25.00 per share and at $23.75 per share pursuant to our DRIP.
In order for FINRA members and their associated persons to participate in the offering and sale of shares of common stock pursuant to our offering, we are required pursuant to FINRA Rule 2310(b)(5) to disclose in each annual report distributed to stockholders a per share estimated value of the shares, the method by which it was developed and the date of the data used to develop the estimated value. In addition, we prepare annual statements of estimated share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of the Employee Retirement Income Security Act of 1974 in the preparation of their reports relating to an investment in our shares. During our offering, the value of the shares is deemed to be the offering price of $25.00 per share (without regard to purchase price discounts for certain categories of purchasers), as adjusted for any special distribution of net sales proceeds. There is no public trading market for the shares at this time, and there can be no assurance that stockholders would receive $25.00 per share if such a market did exist and they sold their shares or that they will be able to receive such amount for their shares in the future. Nor does this deemed value reflect the distributions that stockholders would be entitled to receive if our properties were sold and the sale proceeds were distributed upon liquidation of our Company. Such a distribution upon liquidation may be less than $25.00 per share primarily due to the fact that the funds initially available for investment in properties were reduced from the gross offering proceeds in order to pay selling commissions and dealer manager fees, organization and offering expenses, and acquisitions and advisory fees.
Holders
As of March 15, 2014, we had 99,948 shares of common stock outstanding held by a total of 6 stockholders.
Distributions
The Company intends to elect and qualify to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code commencing with the tax year ended December 31, 2014. If the Company qualifies for taxation as a REIT, it generally will not be subject to federal corporate income tax as long as it distributes all of its REIT taxable income to its stockholders. REITs are subject to a number of other organizational and operational requirements. Even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income. The Company's hotels will be leased to a TRS which is owned by our OP. A TRS is subject to federal, state and local income taxes.
On February 3, 2014, our board of directors declared a distribution rate, which will be calculated based on stockholders of record each day during the applicable period at a rate of $0.00465753425 per day. The distributions will accrue commencing the earlier of April 1, 2014 or 15 days following our initial property acquisition. The distributions will be payable by the fifth day following each month end to stockholders of record at the close of business each day during the prior month. There can be no assurance that such distribution will be paid to stockholders. As of December 31, 2013, we do not own any operating properties and have no historical operating cash flows. Additionally, our organizational documents permit us to pay distributions from unlimited amounts of any source and we may use sources other than operating cash flows to fund distributions, including proceeds from our offering, which may reduce the amount of capital we ultimately invest in properties or other permitted investments and negatively impact the value of our stockholders' investment.
We, our board of directors and Advisor share a similar philosophy with respect to paying our distribution. The distribution should principally be derived from cash flows generated from real estate operations. In order to improve our operating cash flows and our ability to pay dividends from operating cash flows, our Advisor may waive certain fees. The Advisor may elect to waive its fees, and will determine if a portion or all of such fees will be waived in subsequent periods on a quarter-to-quarter basis. The fees that are waived are not deferrals and accordingly, will not be paid by us. Because the Advisor may waive certain fees that we may owe, cash flow from operations that would have been paid to the Advisor will be available to pay distributions to our stockholders. In certain instances, to improve our working capital, the Advisor may elect to absorb a portion of our costs that would otherwise have been paid by us. During the period from July 25, 2013 (the date of inception) through December 31, 2013, the Advisor did not absorb any property operating or general and administrative expenses. Additionally, the Advisor, at its election, may contribute capital to enhance our cash position for distribution purposes. Any contributed capital amounts are not reimbursable to our Advisor. Further, any capital contributions are made without any corresponding issuance of common or preferred shares of beneficial interest.
Cash used to pay our distributions may be generated mainly from funds received from property operating results, refinancings, the sale of our preferred and common stock and contributions from our Advisor. As additional capital is raised and we build our portfolio of investments, we expect that we will use funds received from operating activities to pay a greater proportion of our distributions and will be able to reduce, and in the future eliminate, the use of funds from the sale of preferred and common stock to pay distributions. As the cash flows from operations become more significant, our Advisor may discontinue its practice of forgiving fees and providing contributions and may charge the full fee owed to it in accordance with our agreements with our Advisor. Distribution payments are dependent on the availability of funds. Our board of directors may reduce the amount of distributions to be paid or suspend distribution payments at any time, therefore distribution payments are not assured.
Share-based Compensation
The Company has an employee and director incentive restricted share plan (the “RSP”), which provides the Company with the ability to grant awards of restricted shares to the Company’s directors, officers and employees (if the Company ever has employees); employees of the Advisor and its affiliates; employees of entities that provide services to the Company; directors of the Advisor or of entities that provide services to the Company; or certain consultants to the Advisor and its affiliates. The total number of shares of common stock granted under the RSP shall not exceed 5% of the Company’s authorized shares of common stock pursuant to the offering and in any event will not exceed 4.0 million shares (as such number may be adjusted for stock splits, stock dividends, combinations and similar events).
Restricted share awards entitle the recipient to receive shares of common stock from the Company under terms that provide for vesting over a specified period of time or upon attainment of pre-established performance objectives. Such awards would typically be forfeited with respect to the unvested shares upon the termination of the recipient’s employment or other relationship with the Company. Restricted shares may not, in general, be sold or otherwise transferred until restrictions are removed and the shares have vested. Holders of restricted shares may receive cash distributions prior to the time that the restrictions on the restricted shares have lapsed. Any distributions payable in shares of common stock shall be subject to the same restrictions as the underlying restricted shares. The fair value of the restricted shares will be expensed over the vesting period of five years.
The RSP also provides for the automatic grant of 1,333 restricted shares of common stock to each of the independent directors, without any further action by the Company’s board of directors or the stockholders, on the date of initial election to the board of directors and on the date of each annual stockholder’s meeting. Restricted stock issued to independent directors will vest over a five-year period following the first anniversary of the date of grant in increments of 20% per annum.
There have been no restricted shares granted as of December 31, 2013.
Recent Sale of Unregistered Equity Securities
We did not sell any equity securities that were not registered under the Securities Act during the period ended December 31, 2013. During the period from July 25, 2013 (date of inception) to December 31, 2013, we sold 8,888 shares of our common stock to our Special Limited Partner under Rule 506 of Regulation D of the Securities Act at a price of $22.50 per share for aggregate gross proceeds of $0.2 million, which was used to fund third-party offering costs.
Use of Proceeds from Sales of Registered Securities
On January 7, 2014, our Registration Statement covering a public offering of up to 80.0 million shares of common stock for up to $25.00 per share, for an aggregate offering price of up to $2.0 billion, was declared effective under the Securities Act. Shares will be offered in our public offering initially at a price of $25.00 per share. Shares will be offered under our DRIP initially at a price of $22.50 per share. Pursuant to the terms of our offering, we must receive proceeds of $2.0 million in connection with the sale of our common stock to break escrow. As of December 31, 2013, we had not reached such threshold and accordingly had not broken escrow. We will use the net proceeds from our ongoing IPO to purchase or fund real estate investments, including acquisition fees and closing costs.
At December 31, 2013, we had incurred organization and offering costs in the amounts set forth below (in thousands):

Period from July 25, 2013 to December 31, 2013
(In thousands)
Selling commissions and dealer manager fees	$—
Other offering costs	1,505
Total offering costs	$1,505
Other organization and offering costs include non-recurring legal and due diligence fees related to the initial process of acquiring an effective Registration Statement. As of December 31, 2013, there have been no selling commissions or dealer manager fees incurred, as we have yet to break escrow and commence active operations. The Dealer Manager may reallow all of the selling commissions and a portion of the dealer manager fees to participating broker-dealers. As of December 31, 2013, there have been no organization and offering costs incurred from the Advisor and Dealer Manager. As of December 31, 2013, total organization and offering costs exceeded offering proceeds from the sale of common stock by $1.3 million, due to the on-going nature of our offering process and because expenses were paid before the offering commenced.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Our common stock is currently not listed on a national securities exchange and we will not seek to list our stock until the time our independent directors believe that the listing of our stock would be in the best interest of the Company. In order to provide stockholders with the benefit of some interim liquidity, our board of directors has adopted our SRP, which enables our stockholders to sell their shares back to us, subject to the significant conditions and limitations in our SRP. Our sponsor, our advisor, our property manager, our sub-property manager, our directors and their affiliates are prohibited from receiving a fee on any share repurchases. The terms of our SRP are more flexible in cases involving the death or disability of a stockholder.
Repurchases of shares of our common stock, when requested, are at our sole discretion and generally will be made quarterly until our advisor begins calculating NAV. Prior to the NAV pricing date, we will limit the number of shares repurchased during any calendar year to 5% of the weighted average number of shares of common stock outstanding during the prior calendar year. In addition, funds available for our SRP may not be sufficient to accommodate all requests. Due to these limitations, we cannot guarantee that we will be able to accommodate all repurchase requests. Funding for our SRP will be derived from proceeds we maintain from the sale of shares under the DRIP and other operating funds, if any, as our board of directors, in its sole discretion, may reserve for this purpose.
Unless the shares of our common stock are being repurchased in connection with a stockholder’s death or disability, the purchase price for shares repurchased under our SRP will be as set forth below until our advisor begins calculating NAV. We do not currently anticipate obtaining appraisals for our investments (other than investments in transactions with our sponsor, our advisor, our property manager, our sub-property manager, our directors or their respective affiliates) prior to the NAV pricing date and, accordingly, the estimated value of our investments should not be viewed as an accurate reflection of the fair market value of our investments nor will they represent the amount of net proceeds that would result from an immediate sale of our assets. Commencing with the NAV pricing date, each of our properties will be appraised annually and our advisor will be responsible for calculating our quarterly NAV at the end of the day on which we file our quarterly financial report. Our board of directors will review the NAV calculation quarterly. Once we begin calculating NAV, to the extent we repurchase shares pursuant to our SRP, such repurchases will be at the applicable per share NAV at the time of such repurchase.
Only those stockholders who purchased their shares from us or received their shares from us (directly or indirectly) through one or more non-cash transactions may be able to participate in our SRP. In other words, once our shares are transferred for value by a stockholder, the transferee and all subsequent holders of the shares are not eligible to participate in our SRP. Prior to the time our advisor begins calculating NAV, we will repurchase shares on the last business day of each quarter (and in all events on a date other than a dividend payment date). Prior to the time our advisor begins calculating NAV, the price per share that we will pay to repurchase shares of our common stock, in each case, as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock, will be as follows:

•	for stockholders who have continuously held their shares of our common stock for at least one year, the price will be the lower of $23.13 and 92.5% of the amount paid for each such share;

•	for stockholders who have continuously held their shares of our common stock for at least two years, the price will be the lower of $23.75 and 95.0% of the amount paid for each such share;

•	for stockholders who have continuously held their shares of our common stock for at least three years, the price will be the lower of $24.38 and 97.5% of the amount paid for each such share; and

•	for stockholders who have held their shares of our common stock for at least four years, the price will be the lower of $25.00 and 100.0% of the amount that our stockholders paid for each share.

Upon the death or disability of a stockholder, upon request, we will waive the one-year holding requirement that otherwise will apply to redemption requests made prior to the NAV pricing date. Shares repurchased in connection with the death or disability of a stockholder will be repurchased at a purchase price equal to the price actually paid for the shares during the offering, or if not engaged in the offering, the per share purchase price will be based on the greater of $25.00 or the then-current NAV of the shares as determined by our board of directors (as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock). In addition, we may waive the holding period in the event of a stockholder’s bankruptcy or other exigent circumstances.
After the NAV pricing date, stockholders may make daily requests that we repurchase all or a portion (but generally at least 25% of a stockholder’s shares) of their shares pursuant to our SRP. At such time, we will limit shares repurchased during any calendar year to 5% of the weighted average number of shares outstanding during the prior calendar year. In addition, our stockholders will only be able to have their shares repurchased to the extent that we have sufficient liquid assets. Most of our assets will consist of properties which cannot generally be readily liquidated without impacting our ability to realize full value upon their disposition. Therefore, we may not always have sufficient liquid resources to satisfy all repurchase requests. Following the NAV pricing date, in order to provide liquidity for repurchases, we intend to maintain 5% of our NAV in excess of $1.0 billion in cash, cash equivalents and other short-term investments and certain types of real estate related assets that can be liquidated more readily than properties, or collectively, liquid assets. However, our stockholders should not expect that we will maintain liquid assets at or above these levels. To the extent that we maintain borrowing capacity under a line of credit, such available amount will be included in calculating our liquid assets.
Whether our advisor has begun NAV calculations or not, our SRP immediately will terminate if our shares are listed on any national securities exchange. In addition, our board of directors may amend, suspend (in whole or in part) or terminate our SRP at any time upon 30 days’ notice. Further, our board of directors reserves the right, in its sole discretion, to reject any requests for repurchases.
As of December 31, 2013, no shares were eligible to be redeemed.
Item 6. Selected Financial Data.
The following selected financial data as of December 31, 2013, and the years ended December 31, 2013 and 2012, should be read in conjunction with the accompanying combined financial statements of the Barceló Portfolio and related notes thereto and "Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations" below. The selected financial data for the consolidated financial statements of the Company is not presented as we had not broken escrow, purchased our first properties or commenced operations as of December 31, 2013.

Balance sheet data (In thousands)	December 31,
	2013	2012
Total real estate investments, at cost	$147,531	$144,843
Total assets	135,242	136,009
Mortgage notes payable	41,449	38,400
Total liabilities	46,746	43,879
Total equity	88,496	92,130

	Years Ended December 31,
Operating data (In thousands)	2013	2012
Total revenues	$39,797	$39,785

Operating expenses:
Rooms	6,340	6,092
Food and beverage	4,461	4,500
Management fees - related party	1,471	1,419
Other property-level operating costs	15,590	15,437
Depreciation and amortization	5,105	5,170
Loss on disposal of property and equipment	74	—
Lease expense	4,321	4,312
Total operating expenses	37,362	36,930
Income from operations	2,435	2,855
Other income (expenses):
Interest expense	(2,265)	(2,884)
Loss on change in fair value of interest rate swaps	—	(400)
Equity in losses of unconsolidated affiliates	(65)	(442)
Other income	—	1
Total other expenses	(2,330)	(3,725)
Net income (loss) and comprehensive income (loss)	$105	$(870)
Other data:
Cash flows provided by operations	5,818	5,875
Cash flows used in investing activities	$(2,273)	$(795)
Cash flows provided used in financing activities	(677)	(3,314)

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements of the Company and the combined financial statements of the Barceló Portfolio. The following information contains forward-looking statements, which are subject to risks and uncertainties. Should one or more of these risks or uncertainties materialize, actual results may differ materially from those expressed or implied by the forward-looking statements. Please see "Forward-Looking Statements" elsewhere in this report for a description of these risks and uncertainties.
Overview
We were incorporated on July 25, 2013, as a Maryland corporation and intend to elect and qualify to be taxed as a REIT for U.S. federal income tax purposes beginning with the taxable year ending December 31, 2014. On January 7, 2014 we commenced our IPO on a "reasonable best efforts" basis of up to 80.0 million shares of common stock, $0.01 par value per share, at a price of $25.00 per share, subject to certain volume and other discounts, pursuant to a registration statement on Form S-11 (File No. 333-190698), as amended, filed with the U.S. Securities and Exchange Commission under the Securities Act. The Registration Statement also covered up to 21.1 million shares of our common stock available pursuant to a distribution reinvestment plan under which our common stockholders may elect to have their distributions reinvested in additional shares of our common stock at a price initially equal to $23.75 per share, which was 95% of the offering price in our IPO.
We were formed to primarily acquire a diversified portfolio of income producing real estate properties, focusing predominantly on lodging properties in the midscale limited service, extended stay, select-service, upscale select-service and upper-upscale full-service segments within the hospitality sector. We will have no limitation as to the brand of franchise or license with which our hotels will be associated. All such properties may be acquired and operated by us alone or jointly with another party. We may also originate or acquire first mortgage loans secured by real estate. As of December 31, 2013, we have not acquired any real estate investments.
Substantially all of our business is conducted through American Realty Capital Hospitality Operating Partnership, L.P. The Company is the sole general partner and holds substantially all of the units of limited partner interests in our OP. We have no employees. We have retained our Advisor to manage our affairs on a day-to-day basis. Our Advisor is wholly owned by American Realty Capital Hospitality Special Limited Partner, LLC, a Delaware limited liability company, which is the Special Limited Partner of our OP. We have retained American Realty Capital Hospitality Properties, LLC to serve as the Company's property manager.  The Advisor and Property Manager are wholly owned entities of, and the Dealer Manager is under common ownership with, our sponsor, American Realty Capital IX, LLC, as a result of which, they are related parties and each has received or may receive compensation and fees for services related to our IPO and for the investment and management of our assets. Such entities have received or may receive fees during the offering, acquisition, operational and liquidation stages.
As of December 31, 2013, we had not broken escrow, purchased our first properties or commenced operations. On March 21, 2014, the Company closed on the acquisition of the Barceló Portfolio, as described in Item 2 "Properties."
Significant Accounting Estimates and Critical Accounting Policies
Set forth below is a summary of the significant accounting estimates and critical accounting policies that management believes are important to the preparation of our financial statements. Certain of our accounting estimates are particularly important for an understanding of our financial position and results of operations and require the application of significant judgment by our management. As a result, these estimates are subject to a degree of uncertainty. These significant accounting estimates and critical accounting policies include:
Real Estate Investments
Investments in real estate will be recorded at cost. Improvements and replacements are capitalized when they extend the useful life of the asset. Costs of repairs and maintenance will be expensed as incurred. Depreciation will be computed using the straight-line method over the estimated useful lives of up to 40 years for buildings, 15 years for land improvements, five years for fixtures and the shorter of the useful life or the remaining lease term for tenant improvements and leasehold interests.
The Company will be required to make subjective assessments as to the useful lives of the Company’s properties for purposes of determining the amount of depreciation to record on an annual basis with respect to the Company’s investments in real estate. These assessments will have a direct impact on the Company’s net income because if the Company were to shorten the expected useful lives of the Company’s investments in real estate, the Company would depreciate these investments over fewer years, resulting in more depreciation expense and lower net income on an annual basis.

The Company will be required to present the consolidated operations related to properties that have been sold or properties that are intended to be sold as discontinued operations in the consolidated statement of operations for all periods presented. Properties that are intended to be sold are to be designated as “held for sale” on the consolidated balance sheet.
Impairment of Long Lived Assets
When circumstances indicate the carrying value of a property may not be recoverable, the Company will review the asset for impairment. This review will be based on an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property’s use and eventual disposition. The estimates will consider factors such as expected future operating income, market and other applicable trends and residual value, as well as the effects of demand, competition and other factors. If impairment exists, due to the inability to recover the carrying value of a property, an impairment loss will be recorded to the extent that the carrying value exceeds the estimated fair value of the property for properties to be held and used. For properties held for sale, the impairment loss will be the adjustment to fair value less estimated cost to dispose of the asset. These assessments will have a direct impact on net income because recording an impairment loss results in an immediate negative adjustment to net income.
Purchase Price Allocation
The Company will allocate the purchase price of acquired properties to tangible and identifiable intangible assets acquired based on their respective fair values. Tangible assets include land, land improvements, buildings and fixtures. The Company will utilize various estimates, processes and information to determine the property value. Estimates of value will be made using customary methods, including data from appraisals, comparable sales, discounted cash flow analysis and other methods. Amounts allocated to land, land improvements, buildings and fixtures will be based on cost segregation studies performed by independent third parties or on the Company’s analysis of comparable properties in the Company’s portfolio. Identifiable intangible assets and liabilities, as applicable, are typically related to contracts, including ground lease agreements and hotel management agreements, which will be recorded at fair value.
In making estimates of fair values for purposes of allocating purchase price, the Company will utilize a number of sources, including independent appraisals that may be obtained in connection with the acquisition or financing of the respective property and other market data. The Company will also consider information obtained about each property as a result of the Company’s pre-acquisition due diligence in estimating the fair value of the tangible and intangible assets acquired and intangible liabilities assumed.
Deferred Costs
Deferred costs may consist of deferred financing costs and deferred offering costs. Deferred financing costs represent commitment fees, legal fees and other costs associated with obtaining commitments for financing. These costs are amortized over the terms of the respective financing agreements using the effective interest method. Unamortized deferred financing costs are expensed when the associated debt is refinanced or repaid before maturity. Costs incurred in seeking financial transactions that do not close are expensed in the period in which it is determined that the financing will not close.
Deferred offering costs represent professional fees, fees paid to various regulatory agencies and other costs incurred in connection with registering to sell shares of the Company’s common stock. Offering costs (other than selling commissions and dealer manager fees) of the Company may be paid by the Advisor, the Dealer Manager or their affiliates on behalf of the Company. Offering costs will be reclassified from deferred costs to stockholders’ equity when the Company commences its Offering and will include all expenses incurred by the Company in connection with its Offering as of such date.
Revenue Recognition
Hotel revenue will be recognized as earned, which is generally defined as the date upon which a guest occupies a room or utilizes the hotel’s services.
Income Taxes
The Company intends to elect and qualify to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code commencing with the tax year ended December 31, 2014. If the Company qualifies for taxation as a REIT, it generally will not be subject to federal corporate income tax as long as it distributes all of its REIT taxable income to its stockholders and complies with various other organizational and operational requirements applicable to it as a REIT. Even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income. The Company's hotels will leased to by a TRS which is owned by the OP. A TRS is subject to federal, state and local income taxes.

Reportable Segments
The Company has determined that it will have one reportable segment, with activities related to investing in real estate. The Company’s investments in real estate will generate room revenue and other income through the operation of the properties, which will comprise 100% of total consolidated revenues. Management will evaluate the operating performance of the Company’s investments in real estate on an individual property level.

Revenue Performance Metrics
We measure hotel revenue performance by evaluating revenue metrics such as:

•	Occupancy percentage (“Occ”)

•	Average Daily Rate (“ADR”)

•	Revenue Per Available Room (“RevPAR”)
Occ, ADR and RevPAR are commonly used, non-GAAP, measures within the hotel industry to evaluate hotel performance. RevPAR is defined as the product of the ADR and Occ (and also as the quotient of room revenue and available rooms). RevPAR does not include food and beverage or other revenues generated by the hotels. We evaluate individual hotel RevPAR performance on an absolute basis with comparisons to budget, to prior periods and to the competitive set in the market, as well as on a company-wide and regional basis.
Results of Operations
The results of operations for the consolidated financial statements of the Company is not discussed below, as we had not broken escrow, purchased our first properties or commenced operations as of December 31, 2013, thus the following results of operations will be for the Barceló Portfolio.
Comparison of the Year Ended December 31, 2013 to the Year Ended December 31, 2012
Total room revenues for the Barceló Portfolio was $30.5 million for the year ended December 31, 2013, compared to total room revenues of $29.7 million for the year ended December 31, 2012. Since room revenue makes up approximately three-quarters of the Barceló Portfolio’s revenues, the Barceló Portfolio’s revenue results are highly dependent on maintaining and improving Occ and ADR, which will then impact RevPAR. RevPAR for the Barceló Portfolio increased 2.2% year-over-year for the year ended December 31, 2013 and 5.2% for the year ended December 31, 2012. The RevPAR growth rates reflect the percentage change from the prior year’s results.
Occ, ADR and RevPAR results are presented in the following tables to reflect certain operating information for the Barceló Portfolio.

	Year Ended
Total Barceló Portfolio	December 31, 2013	December 31, 2012
Number of rooms	1,181	1,181
Occ	71.3%	73.1%
ADR	$137.94	$131.61
RevPAR	$98.33	$96.18
RevPAR growth rate	2.2%	5.2%

	Year ended
Consolidated Assets	December 31, 2013	December 31, 2012
Number of rooms	556	556
Occ	74.6%	74.6%
ADR	$145.62	$137.23
RevPAR	$108.56	$102.40
RevPAR growth rate	6.0%	2.9%

	Year ended
Unconsolidated Joint Ventures	December 31, 2013	December 31, 2012
Number of rooms	373	373
Occ	69.5%	72.5%
ADR	$125.81	$120.05
RevPAR	$87.39	$87.06
RevPAR growth rate	0.4%	8.8%

	Year ended
Leasehold Interest	December 31, 2013	December 31, 2012
Number of rooms	252	252
Occ	66.8%	70.5%
ADR	$137.70	$136.11
RevPAR	$91.94	$95.96
RevPAR growth rate	(4.2)%	6.1%

In 2013, several of the hotels in the Barceló Portfolio completed renovations that negatively impacted the operating performance during the renovation period. Nonetheless, the RevPAR growth rates in 2013 and 2012 have been driven by growth in the hotels’ average daily rate.
Other non-room operating revenues for the Barceló Portfolio include food and beverage (15.7% and 17.2% of total revenues in 2013 and 2012, respectively) and other ancillary revenues such as conference center, market, parking, telephone and cancellation fees (7.6% and 8.2% of total revenues in 2013 and 2012, respectively).
The Barceló Portfolio’s hotel operating expenses consist primarily of labor expenses incurred in the day-to-day operation of our hotels. The Barceló Portfolio’s hotels have a variety of fixed expenses, such as essential hotel staff, real estate taxes and insurance, and these expenses do not change materially even if the revenues at the hotels fluctuate. The Barceló Portfolio’s primary hotel operating expenses are described below:

•
Rooms expense:  These costs include labor (housekeeping and rooms operation), reservation systems, room supplies, linen and laundry services. Occupancy is the major driver of rooms expense, due to the cost of cleaning the rooms, with additional expenses that vary with the level of service and amenities provided.

•
Food and beverage expense:  These expenses primarily include labor and the cost of food and beverage. Occupancy and the type of customer staying at the hotel (for example, catered functions generally are more profitable than outlet sales) are the major drivers of food and beverage expense, which correlates closely with food and beverage revenue.

•
Management fees - related party:  Base management fees paid by the owners of the Barceló Portfolio are computed as a percentage of gross revenue. Incentive management fees generally are paid by the owners of the Barceló Portfolio when operating profit or other performance metrics exceed certain threshold levels.

•
Other property-level operating costs:  These expenses include labor and other costs associated with other ancillary revenue, such as conference center, parking, market and other guest services, as well as labor and other costs associated with administrative and general, sales and marketing, brand related fees, repairs, maintenance and utility costs. In addition, these expenses include real and personal property taxes and insurance, which are relatively inflexible and do not necessarily change based on changes in revenue or performance at the hotels.

Hotel operating expenses for the Barceló Portfolio increased slightly in 2013 due to incidental costs as a result of the renovations to the properties.
Cash Flows for the Year Ended December 31, 2013
During the year ended December 31, 2013, net cash provided by operating activities was $5.8 million. Cash flows provided by operating activities during the year ended December 31, 2013 was mainly due to a net profit of $0.1 million adjusted for $5.1 million of depreciation, $0.2 million of amortization of deferred financing costs and a $0.5 million decrease in other assets. These cash flows provided by operating activities were offset by a decrease of $0.2 million in accounts payable and accrued expenses.
The net cash used in investing activities during the year ended December 31, 2013 of $2.3 million related to furniture, fixture and equipment ("FF&E") improvements made to the properties of $3.4 million which was partially paid by restricted cash that was set aside for these improvements.

Net cash used in financing activities of $0.7 million during the year ended December 31, 2013 related to $3.9 million of distributions to members and $0.4 million of payments for mortgage note payable offset by proceeds from mortgage notes payable of $3.4 million and $0.2 million of contributions from members.
Cash Flows for the Year Ended December 31, 2012
During the year ended December 31, 2012, net cash provided by operating activities was $5.9 million. Cash flows provided by operating activities during the year ended December 31, 2013 was mainly due to a net loss of $0.9 million offset by $5.2 million of depreciation, $0.5 million of amortization of deferred financing costs, $0.4 million of equity losses from unconsolidated affiliates, $0.4 million change in fair value of interest rate swaps and an increase of $0.4 million in accounts payable and accrued expenses.
The net cash used in investing activities during the year ended December 31, 2012 of $0.8 million related to FF&E improvements made to the properties.
Net cash used in financing activities of $3.3 million during the year ended December 31, 2012 was mainly due to $38.5 million of distributions to members and $16.4 million of payments for mortgage note payable offset by proceeds from mortgage notes payable of $6.0 million and $45.8 million of contributions from members.
Liquidity and Capital Resources
We are offering and selling to the public in our primary offering up to 80,000,000 shares of our common stock at up to $25.00 per share (subject to certain volume discounts). We also are offering up to 21,052,631 shares of common stock under our DRIP, initially at $23.75 per share, which is 95% of the primary offering price. Beginning with the filing of the second Quarterly Report on Form 10-Q (or Annual Report on Form 10-K should such filing constitute the second quarterly financial filing) following the earlier of our acquisition of at least $2.0 billion in total portfolio assets or January 7, 2016 (which is two years from the effective date of our offering), we will calculate NAV and will offer shares in our primary offering and under our DRIP at per share NAV (plus applicable selling commissions and dealer manager fees for shares sold in our primary offering), subject to certain limitations. We reserve the right to reallocate the shares of common stock we are offering between our primary offering and the DRIP.
As of the date of this Form 10-K, we have not yet commenced active operations. Subscription proceeds will be released to us from escrow after the minimum offering is raised and will be applied to investment in properties and the payment or reimbursement of selling commissions and other fees and expenses related to our IPO. We will experience a relative increase in liquidity as we receive additional subscriptions for shares and a relative decrease in liquidity as we spend net offering proceeds in connection with the acquisition and operation of our properties or the payment of distributions.
Further, we have not entered into any arrangements creating a reasonable probability that we will acquire a specific property or other asset other than the six hotel properties identified under Item 2 “Properties.”
The number of properties and other assets that we will acquire will depend upon the number of shares sold and the resulting amount of the net proceeds available for investment in properties and other assets. Until required for the acquisition or operation of assets or used for distributions, we will keep the net proceeds of our offering in short-term, low risk, highly liquid, interest-bearing investments.
We intend to make reserve allocations as necessary to aid our objective of preserving capital for our investors by supporting the maintenance and viability of properties we acquire in the future. If reserves and any other available income become insufficient to cover our operating expenses and liabilities, it may be necessary to obtain additional funds by borrowing, refinancing properties or liquidating our investment in one or more properties. There is no assurance that such funds will be available, or if available, that the terms will be acceptable to us or commercially reasonable.
Our principal demands for cash will be for acquisition costs, including the purchase price of any properties, loans and securities we acquire, improvement costs, the payment of our operating and administrative expenses, continuing debt service obligations and distributions to our stockholders. We incurred $1.5 million of organization and offering costs from July 25, 2013 (the date of inception) through December 31, 2013. Through the date of this filing, our advisor has advanced $0.6 million to us which we have used to pay third party organization and offering costs. As described in the notes to the financial statements contained within this Annual Report on Form 10-K, we will reimburse our Advisor for such advances and future offering costs it or any of its affiliates may incur on our behalf but only to the extent that the reimbursement would not exceed 2.0% of gross offering proceeds over the life of the offering or cause the selling commissions, the dealer manager fee and the other organization and offering expenses borne by us to exceed 15.0% of gross offering proceeds as of the date of the reimbursement. Generally, we will fund our acquisitions from the net proceeds of our IPO. We intend to acquire our assets with cash and mortgage or other debt, but we also may acquire assets free and clear of permanent mortgage or other indebtedness by paying the entire purchase price for the asset in cash or in OP Units.

We expect to use debt financing as a source of capital. Under our charter, the maximum amount of our total indebtedness shall not exceed 300% of our total “net assets” (as defined in our charter) as of the date of any borrowing, which is generally expected to be approximately 75% of the cost of our investments; however, we may exceed that limit if such excess is approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for exceeding such limit. This charter limitation, however, does not apply to individual real estate assets or investments. In addition, it is currently our intention to limit our aggregate borrowings to 60% of the aggregate fair market value of our assets (calculated after the close of our IPO and once we have invested substantially all the proceeds of our offering), unless borrowing a greater amount is approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for borrowing such a greater amount. This limitation, however, will not apply to individual real estate assets or investments. At the date of acquisition of each asset, we anticipate that the cost of investment for such asset will be substantially similar to its fair market value, which will enable us to satisfy the requirements under our charter. However, subsequent events, including changes in the fair market value of our assets, could result in our exceeding these limits.
We anticipate that adequate cash will be generated from operations to fund our operating and administrative expenses, continuing debt service obligations and the payment of distributions. However, our ability to finance our operations is subject to some uncertainties. Our ability to generate working capital is dependent on our ability to attract and retain hotel brands and the economic and business environments of the various markets in which our properties are located. Our ability to sell our assets is partially dependent upon the state of real estate markets and the ability of purchasers to obtain financing at reasonable commercial rates. In general, our policy will be to pay distributions from cash flow from operations. However, if we have not generated sufficient cash flow from our operations and other sources, such as from borrowings, advances from our advisor, our advisor’s deferral, suspension and/or waiver of its fees and expense reimbursements, to fund distributions, we may use the offering proceeds. Moreover, our board of directors may change this policy, in its sole discretion, at any time.
Potential future sources of capital include secured or unsecured financings from banks or other lenders, establishing additional lines of credit, proceeds from the sale of properties and undistributed cash flow. Note that, currently, we have not identified any additional sources of financing and there is no assurance that such sources of financings will be available on favorable terms or at all.
Acquisitions
Our Advisor evaluates potential acquisitions of real estate and real estate related assets and engages in negotiations with sellers and borrowers on our behalf.  Investors should be aware that after a purchase contract is executed that contains specific terms, the property will not be purchased until the successful completion of due diligence and fully negotiated binding agreements. During this period, we may decide to temporarily invest any unused proceeds from common stock offerings in certain investments that could yield lower returns than the properties. These lower returns may affect our ability to make distributions.
Funds from Operations and Modified Funds from Operations
Due to certain unique operating characteristics of real estate companies, as discussed below, the National Association of Real Estate Investment Trusts ("NAREIT"), an industry trade group, has promulgated a measure known as funds from operations (“FFO”), which the company believes to be an appropriate supplemental measure to reflect the operating performance of a REIT. The use of FFO is recommended by the REIT industry as a supplemental performance measure. FFO is not equivalent to the company’s net income or loss as determined under GAAP.
The company defines FFO, a non-GAAP measure, consistent with the standards established by the White Paper on FFO approved by the Board of Governors of NAREIT, as revised in February 2004 (the "White Paper"). The White Paper defines FFO as net income or loss computed in accordance with GAAP, excluding gains or losses from sales of property and asset impairment write downs, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO. The company’s FFO calculation complies with NAREIT’s policy described above.
The historical accounting convention used for real estate assets requires depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably over time, especially if such assets are not adequately maintained or repaired and renovated as required by relevant circumstances and/or expected by customers for operational purposes in order to maintain the value disclosed. The company believes that, since real estate values historically rise and fall with market conditions, including inflation, interest rates, the business cycle, unemployment and consumer spending, presentations of operating results for a REIT using historical accounting for depreciation may be less informative. Additionally, the company believes it is appropriate to disregard impairment charges, as this is a fair value adjustment that is largely based on market fluctuations and assessments regarding general market conditions which can change over time. An asset will only be evaluated for impairment if certain impairment indicators exist and if the carrying, or book value, exceeds the total estimated undiscounted future cash flows (including operating revenues, net proceeds on the sale of the property, and any other ancillary cash flows at a property or group level under GAAP) from such asset. Investors should note, however, that determinations of whether impairment charges have been incurred are based partly on anticipated operating performance, because estimated undiscounted future cash flows from a property, including estimated future net operating revenues, net proceeds on the sale of the property, and certain other ancillary cash flows, are taken into account in determining whether an impairment charge has been incurred. While impairment charges are excluded from the calculation of FFO as described above, investors are cautioned that due to the fact that impairments are based on estimated undiscounted future cash flows and the relatively limited term of the company’s operations, it could be difficult to recover any impairment charges.
Historical accounting for real estate involves the use of GAAP. Any other method of accounting for real estate such as the fair value method cannot be construed to be any more accurate or relevant than the comparable methodologies of real estate valuation found in GAAP. Nevertheless, the Company believes that the use of FFO, which excludes the impact of real estate related depreciation and amortization and impairments, provides a more complete understanding of the Company’s performance to investors and to management, and when compared year over year, reflects the impact on the Company’s operations from trends in occupancy rates, ADR, operating costs, general and administrative expenses, and interest costs, which may not be immediately apparent from net income. However, FFO and modified funds from operations ("MFFO"), as described below, should not be construed to be more relevant or accurate than the current GAAP methodology in calculating net income or in its applicability in evaluating the operating performance of the Company. The method utilized to evaluate the value and performance of real estate under GAAP should be construed as a more relevant measure of operational performance and considered more prominently than the non-GAAP FFO and MFFO measures and the adjustments to GAAP in calculating FFO and MFFO.
Changes in the accounting and reporting promulgations under GAAP (for acquisition fees and expenses from a capitalization/depreciation model to an expensed-as-incurred model) that were put into effect in 2009 and other changes to GAAP accounting for real estate subsequent to the establishment of NAREIT’s definition of FFO have prompted an increase in cash-settled expenses, specifically acquisition fees and expenses for all industries as items that are expensed under GAAP, that are typically accounted for as operating expenses. Management believes these fees and expenses do not affect the Company’s overall long-term operating performance. Publicly registered, non-listed REITs typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operation. While other start up entities may also experience significant acquisition activity during their initial years, the Company believes that non-listed REITs are unique in that they have a limited life with targeted exit strategies within a relatively limited time frame after the acquisition activity ceases. The Company’s board of directors, in consultation with the Company’s management, may determine that it is in the best interests of the Company to begin the process of considering alternatives with respect to a liquidity event (i.e., listing of its common stock on a national exchange, a merger or sale of the Company or another similar transaction) at such time during our offering stage as our board of directors can reasonably determine that all of the securities in our offering will be sold within a reasonable time period (i.e. three to six months). Thus, the Company will not continuously purchase assets and will have a limited life. Due to the above factors and other unique features of publicly registered, non-listed REITs, the Investment Program Association (the "IPA") has standardized a measure known as MFFO, which the IPA has recommended as a supplemental measure for publicly registered non-listed REITs and which the Company believes to be another appropriate supplemental measure to reflect the operating performance of a non-listed REIT having the characteristics described above. MFFO is not equivalent to the Company’s net income or loss as determined under GAAP, and MFFO may not be a useful measure of the impact of long-term operating performance on value if the Company does not continue to operate with a limited life and targeted exit strategy, as currently intended. The Company believes that, because MFFO excludes costs that the Company considers more reflective of investing activities and other non-operating items included in FFO and also excludes acquisition fees and expenses that affect the Company’s operations only in periods in which properties are acquired, MFFO can provide, on a going forward basis, an indication of the sustainability (that is, the capacity to continue to be maintained) of the Company’s operating performance after the period in which the Company is acquiring its properties and once the Company’s portfolio is in place. By providing MFFO, the Company believes it is presenting useful information that assists investors and analysts to better assess the sustainability of the Company’s operating performance after the Company’s offering has been completed and the Company’s properties have been acquired. The Company also believes that MFFO is a recognized measure of sustainable operating performance by the non-listed REIT industry. Further, the Company believes MFFO is useful in comparing the sustainability of the Company’s operating performance after the Company’s offering and acquisitions are completed with the sustainability of the operating performance of other real estate companies that are not as involved in acquisition activities. Investors are cautioned that MFFO should only be used to assess the sustainability of the Company’s operating performance after the offering has been completed and properties have been acquired, as it excludes acquisition costs that have a negative effect on the Company’s operating performance during the periods in which properties are acquired.
The Company defines MFFO, a non-GAAP measure, consistent with the IPA’s Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations, or the Practice Guideline, issued by the IPA in November 2010. The Practice Guideline defines MFFO as FFO further adjusted for the following items, as applicable, included in the determination of GAAP net income: acquisition fees and expenses; amounts relating to deferred rent receivables and amortization of above and below market leases and liabilities (which are adjusted in order to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments); accretion of discounts and amortization of premiums on debt investments; mark-to-market adjustments included in net income; gains or losses included in net income from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, and after adjustments for consolidated and unconsolidated partnerships and joint ventures, with such adjustments calculated to reflect MFFO on the same basis. The accretion of discounts and amortization of premiums on debt investments, unrealized gains and losses on hedges, foreign exchange, derivatives or securities holdings, unrealized gains and losses resulting from consolidations, as well as other listed cash flow adjustments are adjustments made to net income in calculating the cash flows provided by operating activities and, in some cases, reflect gains or losses which are unrealized and may not ultimately be realized.
The Company’s MFFO calculation complies with the IPA’s Practice Guideline described above. In calculating MFFO, the company excludes acquisition related expenses, fair value adjustments of derivative financial instruments and the adjustments of such items related to noncontrolling interests. Under GAAP, acquisition fees and expenses are characterized as operating expenses in determining operating net income. These expenses are paid in cash by the Company, and therefore such funds will not be available to distribute to investors. All paid and accrued acquisition fees and expenses negatively impact the Company’s operating performance during the period in which properties are acquired and will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by the Company, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to such property. Therefore, MFFO may not be an accurate indicator of the Company’s operating performance, especially during periods in which properties are being acquired. MFFO that excludes such costs and expenses would only be comparable to non-listed REITs that have completed their acquisition activities and have similar operating characteristics as the Company. Further, under GAAP, certain contemplated non-cash fair value and other non-cash adjustments are considered operating non-cash adjustments to net income in determining cash flow from operating activities. In addition, the Company views fair value adjustments of derivatives as items which are unrealized and may not ultimately be realized. The Company views both gains and losses from dispositions of assets and fair value adjustments of derivatives as items which are not reflective of on-going operations and are therefore typically adjusted for when assessing operating performance and calculating MFFO. While the Company is responsible for managing interest rate, hedge and foreign exchange risk, it does retain an outside consultant to review all its hedging agreements. Inasmuch as interest rate hedges are not a fundamental part of the Company’s operations, the Company believes it is appropriate to exclude such gains and losses in calculating MFFO, as such gains and losses are not reflective of on-going operations. The purchase of properties, and the corresponding expenses associated with that process, is a key operational feature of the Company’s business plan to generate operational income and cash flows in order to make distributions to investors. Acquisition fees and expenses will not be reimbursed by our Advisor if there are no further proceeds from the sale of shares in our offering, and therefore such fees and expenses may need to be paid from either additional debt, operational earnings or cash flows, net proceeds from the sale of properties or from ancillary cash flows.
The Company’s management uses MFFO and the adjustments used to calculate it in order to evaluate the Company’s performance against other non-listed REITs which have limited lives with short and defined acquisition periods and targeted exit strategies shortly thereafter. As noted above, MFFO may not be a useful measure of the impact of long-term operating performance on value if the Company does not continue to operate in this manner. The Company believes that its use of MFFO and the adjustments used to calculate it allow the Company to present its performance in a manner that reflects certain characteristics that are unique to non-listed REITs, such as their limited life, limited and defined acquisition period and targeted exit strategy, and hence that the use of such measures is useful to investors. For example, acquisitions costs are funded from the proceeds of our offering and other financing sources and not from operations. By excluding expensed acquisition costs, the use of MFFO provides information consistent with management’s analysis of the operating performance of the properties. Additionally, fair value adjustments, which are based on the impact of current market fluctuations and underlying assessments of general market conditions, but can also result from operational factors such as room and occupancy rates, may not be directly related or attributable to the Company’s current operating performance. By excluding such changes that may reflect anticipated and unrealized gains or losses, the Company believes MFFO provides useful supplemental information.
Presentation of this information is intended to provide useful information to investors as they compare the operating performance of different REITs, although it should be noted that not all REITs calculate FFO and MFFO the same way, so comparisons with other REITs may not be meaningful. Furthermore, FFO and MFFO are not indicative of cash flow available to fund cash needs and should not be considered as an alternative to net income (loss) or income (loss) from continuing operations as an indication of the Company’s performance, as an alternative to cash flows from operations as an indication of its liquidity, or indicative of funds available to fund its cash needs including its ability to make distributions to its stockholders. FFO and MFFO should be reviewed in conjunction with other GAAP measurements as an indication of the Company’s performance. MFFO has limitations as a performance measure in an offering such as our offering (unless and until we calculate

NAV prior to the close of our offering) where the price of a share of common stock is a stated value and there is no net asset value determination during the offering stage and for a period thereafter. MFFO is useful in assisting management and investors in assessing the sustainability of operating performance in future operating periods, and in particular, after the offering and acquisition stages are complete and net asset value is disclosed. FFO and MFFO are not useful measures in evaluating net asset value because impairments are taken into account in determining net asset value but not in determining FFO or MFFO.
Neither the SEC, NAREIT nor any other regulatory body has passed judgment on the acceptability of the adjustments that the company uses to calculate FFO or MFFO. In the future, the SEC, NAREIT or another regulatory body may decide to standardize the allowable adjustments across the non-listed REIT industry and the Company would have to adjust its calculation and characterization of FFO or MFFO.
We did not have FFO or MFFO for the period from July 25, 2013 (date of inception) to December 31, 2013 as we had not broken escrow, purchased our first properties or commenced operations.
Distributions
On February 3, 2014, our board of directors declared a distribution rate, which will be calculated based on stockholders of record each day during the applicable period at a rate of $0.00465753425 per day. The distributions will accrue commencing the earlier of April 1, 2014 or 15 days following our initial property acquisition. The distributions will be payable by the 5th day following each month end to stockholders of record at the close of business each day during the prior month.
During the period ended December 31, 2013, no distributions were paid to common stockholders .
Contractual Obligations
The Barceló Portfolio has the following contractual obligations as of December 31, 2013:
Debt Obligations:
The following is a summary of the Barceló Portfolio's contractual debt obligations as of December 31, 2013:

	Total	2014	2015-2017	2018	Thereafter
Principal payments due on mortgage notes payable	$41,449	$549	$40,900	$—	$—
Interest payments due on mortgage notes payable	8,428	2,109	6,319	—	—
Total	$49,877	$2,658	$47,219	$—	$—
Lease Obligations:
The following table reflects the minimum base rental cash payments due from us over the next five years and thereafter for our lease arrangements:

	Total	2014	2015-2017	2018	Thereafter
Lease payments due on Georgia Tech Hotel lease	86,533	4,400	13,200	4,400	64,533
Election as a REIT
We intend to elect and qualify to be taxed as a REIT commencing with our taxable year ending December 31, 2014. In order to qualify as a REIT, we must annually distribute to our stockholders all of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding net capital gain. If we qualify as a REIT, we generally will not be subject to U.S. federal income tax on that portion of our taxable income or capital gain which is distributed to our stockholders. The Company's hotels will be leased to a TRS which is owned by the OP. A TRS is subject to federal, state and local income taxes. If we fail to remain qualified for taxation purposes as a REIT in any subsequent year after electing REIT status and do not qualify for certain statutory relief provisions, our income for that year will be taxed at regular corporate rates, and we may be precluded from qualifying for treatment as a REIT for the four-year period following our failure to qualify as a REIT. Such an event could materially and adversely affect our net income and cash available for distribution. However, we believe that we will be organized and will operate in a manner that will enable us to qualify for treatment as a REIT beginning with our taxable year ending December 31, 2014 and we intend to continue to operate so as to remain qualified as a REIT thereafter.

Inflation
We may be adversely impacted by increases in operating costs due to inflation that may not be offset by increased room rates.
Related Party Transactions and Agreements
We have entered into agreements with affiliates of our Sponsor, whereby we may pay certain fees or reimbursements to our Advisor, its affiliates and entities under common ownership with our Advisor in connection with acquisition and financing activities, sales and maintenance of common stock under our offering, transfer agency services, asset and property management services and reimbursement of operating and offering related costs. See Note 4 — Related Party Transactions and Arrangements to our consolidated financial statements included in this Annual Report on Form 10-K for a discussion of the various related party transactions, agreements and fees.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
As of the date of this Annual Report on Form 10-K, we have not yet commenced active operations. The market risk associated with financial instruments and derivative financial instruments is the risk of loss from adverse changes in market prices or interest rates. Our long-term debt, which consists of secured financings, bears interest at fixed rates. Our interest rate risk management objectives are to limit the impact of interest rate changes in earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, from time to time, we may enter into interest rate hedge contracts such as swaps, collars and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. We would not hold or issue these derivative contracts for trading or speculative purposes. We may also be exposed to foreign currency fluctuations as a result of any investments in hotels located in Canada and Mexico.
Item 8. Financial Statements and Supplementary Data.
See our Consolidated Financial Statements beginning on page F-1 of this Annual Report on Form 10-K.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Disclosure Controls and Procedures
In accordance with Rules 13a-15(b) and 15d-15(b) of the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded, as of the end of such period, that our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in our reports that we file or submit under the Exchange Act.
Internal Control Over Financial Reporting
Management's Annual Reporting on Internal Controls over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act.
In connection with the preparation of our Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making that assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (1992).
Based on its assessment, our management concluded that, as of December 31, 2013, our internal control over financial reporting was effective.
The rules of the SEC do not require, and this annual report does not include, an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.

Changes in Internal Control Over Financial Reporting
During the fourth quarter of fiscal year ended December 31, 2013, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
We have adopted a Code of Ethics that applies to all of our executive officers and directors, including but not limited to, our principal executive officer and principal financial officer. A copy of our Code of Ethics may be obtained, free of charge, by sending a written request to our executive office at 405 Park Avenue, 15th Floor, New York, NY 10022, Attention: Chief Financial Officer.
The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2014 annual meeting of stockholders.
Item 11. Executive Compensation.
The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2014 annual meeting of stockholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2014 annual meeting of stockholders.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2014 annual meeting of stockholders.
Item 14. Principal Accounting Fees and Services.
The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2014 annual meeting of stockholders.

PART IV

Item 15. Exhibits and Financial Statement Schedules.
(a) Financial Statement Schedules
See the Index to Consolidated Financial Statements at page F-1 of this report.
The following financial statement schedule is included herein at page F-34 of this report:
Schedule III — Real Estate and Accumulated Depreciation
(b) Exhibits

EXHIBIT INDEX

The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (and are numbered in accordance with Item 601 of Regulation S-K):

Exhibit No.	Description
1.1	Exclusive Dealer Manager Agreement, dated as of January 7, 2014, among the Company, American Realty Capital Hospitality Advisors, LLC and Realty Capital Securities, LLC
3.1 (3)	Articles of Amendment and Restatement of American Realty Capital Hospitality Trust, Inc.
3.2 (1)	Bylaws of American Realty Capital Hospitality Trust, Inc.
4.1	Agreement of Limited Partnership of American Realty Capital Hospitality Operating Partnership, L.P., dated as of January 7, 2014
10.1	Amended and Restated Escrow Agreement among the Company, UMB Bank, N.A. and Realty Capital Securities, LLC.
10.2	Advisory Agreement dated as of January 7, 2014, by and among the Company, American Realty Capital Hospitality Operating Partnership, L.P. and American Realty Capital Hospitality Advisors, LLC.
10.3 (3)	Form of the Company's Restricted Share Plan
10.4 (3)	Form of Restricted Share Award Agreement Pursuant to the Employee and Director Incentive Restricted Share Plan of the Company.
10.5 (2)	Form Operating Lease Agreement between the Company and the Company’s TRSs.
10.6	Agreement of Purchase and Sale, dated January 30, 2014, by and between Barceló Crestline Corporation and ARC Hospitality TRS Holding, LLC
10.7
Agreement of Purchase and Sale, dated January 30, 2014, by and between HFP Hotel Owner II, LLC, CSB Stratford, LLC, CC Technology Square, LLC, ARC Hospitality Baltimore LLC, ARC Hospitality Providence LLC, ARC Hospitality Stratford LLC and ARC Hospitality TRS GA Tech LLC.

10.8	First Amendment to Agreement of Purchase and Sale, dated March 11, 2014, by and between Barceló Crestline Corporation and ARC Hospitality TRS Holding, LLC
10.9
First Amendment to Agreement of Purchase and Sale, dated March 11, 2014, by and between HFP Hotel Owner II, LLC, CSB Stratford, LLC, CC Technology Square, LLC, ARC Hospitality Baltimore LLC, ARC Hospitality Providence LLC, ARC Hospitality Stratford LLC and ARC Hospitality TRS GA Tech LLC

10.10
Second Amendment to Agreement of Purchase and Sale, dated March 21, 2014, by and between HFP Hotel Owner II, LLC, CSB Stratford, LLC, CC Technology Square, LLC, ARC Hospitality Baltimore LLC, ARC Hospitality Providence LLC, ARC Hospitality Stratford LLC and ARC Hospitality TRS GA Tech LLC

10.11	Promissory Note, dated March 21, 2014, given by American Realty Capital Hospitality Operating Partnership L.P. in favor of Crestline Hotels & Resorts, LLC
10.12	Promissory Note, dated March 21, 2014, given by American Realty Capital Hospitality Operating Partnership L.P. in favor of Barceló Crestline Corporation
10.13	Promissory Note, dated March 21, 2014, given by American Realty Capital Hospitality Operating Partnership L.P. in favor of Barceló Crestline Corporation
10.14	Management Agreement, dated January 27, 2014, by and between ARC Hospitality TRS Baltimore, LLC and American Realty Capital Hospitality Properties, LLC
10.15	Sub-Management Agreement, dated January 27, 2014, by and between American Realty Capital Hospitality Properties, LLC and Crestline Hotels & Resorts, LLC

Exhibit No.	Description
10.16	Lease Agreement, dated as of March 13, 2014, by and between ARC Hospitality Baltimore, LLC and ARC Hospitality TRS Baltimore, LLC
10.17	Management Agreement, dated January 27, 2014, by and between ARC Hospitality TRS Providence, LLC and American Realty Capital Hospitality Properties, LLC
10.18	Sub-Management Agreement, dated January 27, 2014, by and between American Realty Capital Hospitality Properties, LLC and Crestline Hotels & Resorts, LLC
10.19	Lease Agreement, dated as of March 13, 2014, by and between ARC Hospitality Providence, LLC and ARC Hospitality TRS Providence, LLC
10.20	Management Agreement, dated January 27, 2014, by and between ARC Hospitality TRS GA Tech, LLC and American Realty Capital Hospitality Properties, LLC
10.21	Sub-Management Agreement, dated January 27, 2014, by and between American Realty Capital Hospitality Properties, LLC and Crestline Hotels & Resorts, LLC
10.22	Lease Agreement, dated as of March 13, 2014, by and between ARC Hospitality GA Tech, LLC and ARC Hospitality TRS GA Tech, LLC
10.23	Management Agreement, dated January 27, 2014, by and between ARC Hospitality TRS Stratford, LLC and American Realty Capital Hospitality Properties, LLC
10.24	Sub-Management Agreement, dated January 27, 2014, by and between American Realty Capital Hospitality Properties, LLC and Crestline Hotels & Resorts, LLC
10.25	Lease Agreement, dated as of March 13, 2014, by and between ARC Hospitality Stratford, LLC and ARC Hospitality TRS Stratford, LLC
10.26	Franchise Agreement, dated as of March 21, 2014, between Homewood Suites Franchise LLC, as franchisor, and ARC Hospitality TRS Stratford, LLC, as franchisee
10.27	Courtyard by Marriott Hotel Relicensing Agreement, dated as of March 21, 2014, between Marriott International, Inc., as franchisor, and ARC Hospitality TRS Providence, LLC, as franchisee
10.28	Courtyard by Marriott Hotel Relicensing Agreement, dated as of March 21, 2014, between Marriott International, Inc., as franchisor, and ARC Hospitality TRS Baltimore, LLC, as franchisee
14.1	Code of Ethics of the Company
16.1(4)	Letter dated February 3, 2014 from Grant Thornton to the U.S. Securities and Exchange Commission
21.1	List of Subsidiaries
24.1(1)	Power of Attorney
31.1	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1
Written statements of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

1.	Filed as an exhibit to Pre-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11/A with the SEC on October 4, 2013

2.	Filed as an exhibit to Pre-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11/A with the SEC on November 14, 2013.

3.	Filed as an exhibit to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11/A with the SEC on December 9, 2013.

4.	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on February 4, 2014.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 7th day of April, 2014.

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.
By	/s/ William M. Kahane
William M. Kahane
DIRECTOR, CHIEF EXECUTIVE OFFICER AND PRESIDENT
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date
/s/ William M. Kahane	Director, Chief Executive Officer and President (Principal Executive Officer)	April 7, 2014
William M. Kahane

/s/ Jonathan P. Mehlman	Executive Vice President and Chief Investment Officer	April 7, 2014
Jonathan P. Mehlman

/s/ Amy B. Boyle	Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)	April 7, 2014
Amy B. Boyle

/s/ Nicholas S. Schorsch	Chairman of the Board of Directors	April 7, 2014
Nicholas S. Schorsch

/s/ Stanley R. Perla	Independent Director	April 7, 2014
Stanley R. Perla

/s/ Abby M. Wenzel	Independent Director	April 7, 2014
Abby M. Wenzel

/s/ P. Sue Perrotty	Independent Director	April 7, 2014
P. Sue Perrotty

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.
(A Maryland Corporation in the Development Stage)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholder
American Realty Capital Hospitality Trust, Inc.:
We have audited the accompanying consolidated balance sheet of American Realty Capital Hospitality Trust, Inc. and subsidiary (a development stage enterprise) as of December 31, 2013, and the related consolidated statements of operations, stockholder’s equity, and cash flows for the period from July  25, 2013 (date of inception) to December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Realty Capital Hospitality Trust, Inc. and subsidiary (a development stage enterprise) as of December 31, 2013, and the results of their operations and their cash flows for the period from July 25, 2013 (date of inception) to December 31, 2013, in conformity with U.S. generally accepted accounting principles.
/s/ KPMG LLP
McLean, Virginia
April 7, 2014

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.
(A Maryland Corporation in the Development Stage)

CONSOLIDATED BALANCE SHEET

December 31, 2013
ASSETS
Deferred costs	1,505,391
Total assets	$1,505,391
LIABILITIES AND STOCKHOLDER’S EQUITY
Accounts payable and accrued expenses	667,429
Due to affiliate	643,733
Preferred stock, $0.01 par value per share, 50,000,000 shares authorized, none outstanding	—
Common stock, $0.01 par value per share, 300,000,000 shares authorized, 8,888 issued and outstanding	89
Additional paid-in capital	199,911
Accumulated deficit during the development stage	(5,771)
Total stockholder’s equity	194,229
Total liabilities and stockholder’s equity	$1,505,391

The accompanying notes are an integral part of this statement.

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.
(A Maryland Corporation in the Development Stage)

CONSOLIDATED STATEMENT OF OPERATIONS

For the Period from July 25, 2013 (date of inception) to December 31, 2013
Revenues	$—
Expenses
General and administrative	5,771
Total expenses	5,771
Net loss and comprehensive loss	$(5,771)

The accompanying notes are an integral part of this statement.

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.
(A Maryland Corporation in the Development Stage)

CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY

	Common stock		Additional Paid-in Capital	Accumulated Deficit During the Development Stage
	Number of Shares	Par Value			Total
Balance, July 25, 2013	—	$—	$—	$—	$—
Issuance of common stock	8,888	89	199,911	—	200,000
Net loss and comprehensive loss	—	—	—	(5,771)	(5,771)
Balance, December 31, 2013	8,888	$89	$199,911	$(5,771)	$194,229

The accompanying notes are an integral part of this statement.

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.
(A Maryland Corporation in the Development Stage)

CONSOLIDATED STATEMENT OF CASH FLOWS

For the Period from July 25, 2013 (date of inception) to December 31, 2013
Cash flows from operating activities:
Net loss	$(5,771)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities:
Accounts payable and accrued expenses	4,500
Net cash used in operating activities	(1,271)
Cash flows from financing activities:
Proceeds from issuance of common stock	200,000
Affiliate financing advancement	643,733
Payments of offering costs	(842,462)
Net cash provided by financing activities	1,271
Net change in cash	—
Cash, beginning of period	—
Cash, end of period	$—
Supplemental disclosure of non-cash financing activity
Deferred offering costs in accrued expenses	$662,929

The accompanying notes are an integral part of this statement.

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.
(A Maryland Corporation in the Development Stage)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Organization and Proposed Business Operations
American Realty Capital Hospitality Trust, Inc. (the “Company”) was incorporated on July 25, 2013 as a Maryland corporation and intends to qualify as a real estate investment trust (“REIT”) for U.S. federal income tax purposes beginning with the taxable year ending December 31, 2014. The Company was formed to primarily acquire a diversified portfolio of income producing real estate properties, focusing predominately on lodging properties in the midscale limited service, extended state, select service, upscale select service, and upper upscale full service segments within the hospitality sector. The Company will have no limitation as to the brand of franchise or license with which the Company's hotels will be associated (see Note 4). All such properties may be acquired by the Company alone or jointly with another party. The Company may also originate or acquire first mortgage loans secured by real estate. As of December 31, 2013, the Company has not acquired any real estate investments.
The Company sold 8,888 shares of common stock to American Realty Capital Hospitality Special Limited Partner, LLC (the "Special Limited Partner"), an entity wholly owned by American Reality Capital IX, LLC (the "Sponsor") on August 6, 2013, at $22.50 per share for $0.2 million. Substantially all of the Company's business will be conducted through American Realty Capital Hospitality Operating Partnership, L.P. (the "OP"), a Delaware limited partnership. The Company is the sole general partner and holds substantially all of the units of limited partner interests in the OP ("OP Units"). Additionally, the Special Limited Partner expects to contribute $2,020 to the OP in exchange for 90 OP Units, which will represent a nominal percentage of the aggregate OP ownership. The holders of OP Units have the right to convert OP Units for the cash value of a corresponding number of shares of common stock or, at the option of the OP, a corresponding number of shares of common stock of the Company in accordance with the limited partnership agreement of the OP. The remaining rights of the limited partner interests are limited , however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of OP's assets.
The Company intends to offer for sale a maximum of $2.0 billion of common stock, $0.01 par value per share, at a price of $25.00 per share (including the maximum allowed to be charged for commissions and fees), on a “reasonable best efforts” basis, pursuant to a registration statement on Form S-11 (the “Offering”) filed with the U.S. Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended. The Offering also covers up to approximately 21.0 million shares of common stock pursuant to a distribution reinvestment plan (the “DRIP”) under which common stockholders may elect to have their distributions reinvested in additional shares of common stock.
Until the NAV pricing date (described below), the per share price in the Offering will be up to $25.00 per share (including the maximum allowed to be charged for commissions and fees) and shares issued under the DRIP will be $23.75 per share, which is 95.0% of the primary offering price. Beginning with the filing of the Company’s second Quarterly Report on Form 10-Q (or the Company’s Annual Report on Form 10-K should such filing constitute the second quarterly financial filing) with the SEC, pursuant to the Securities Exchange Act of 1934, as amended, following the earlier to occur of (i) the Company’s acquisition of $2.0 billion in total portfolio assets and (ii) two years from the effective date of the Offering (collectively, the “NAV pricing date”), the per share purchase price in the Company’s primary offering and pursuant to the Company’s DRIP will vary quarterly and will be equal to the net asset value (“NAV”) as determined by American Realty Capital Hospitality Advisors, LLC (the “Advisor”) divided by the number of shares outstanding as of the end of business on the first day of each fiscal quarter after giving effect to any share purchases or repurchases effected in the prior quarter, or per share NAV. Additionally, applicable commissions and fees will be added to the per share purchase price for shares offered in the primary offering but not the DRIP. The Company reserves the right to reallocate the shares in our Offering between the primary offering and the DRIP.
The Company has no paid employees. The Company has retained the Advisor to manage certain aspects of its affairs on a day-to-day basis. American Realty Capital Hospitality Properties, LLC (the "Property Manager") serves as the Company's property manager and the Property Manager will retain Crestline Hotels & Resorts, LLC (the "Sub Property Manager") to provide services, including locating investments, negotiating financing and operating certain of the Company's lodging properties. Realty Capital Securities, LLC (the "Deal Manager"), an entity under common ownership with the Sponsor, serves as the dealer manager of the offering. The Advisor, Special Limited Partner, Property Manager, Sub Property Manager and Dealer Manager are related parties and will receive fees, distributions and other compensation for services related to the Offering and the investment and management of the Company's assets. The Advisor, Special Limited Partner, Property

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.
(A Maryland Corporation in the Development Stage)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Manager, Sub Property Manager and Dealer Manager will receive fees, distributions and other compensation during the offering, acquisition, operational and liquidation stages.
Note 2 — Summary of Significant Accounting Policies
Basis of Accounting
The accompanying consolidated financial statements of the Company are prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“GAAP”).
Development Stage Company
The Company complies with the reporting requirements of development stage enterprises. Pursuant to the terms of the Offering, the Company must receive proceeds of $2.0 million in connection with the sale of common stock in order to break escrow and commence operations. As of December 31, 2013, the Company had not reached such threshold, purchased any properties or earned any income (See Note 7 — Subsequent Events). Accordingly, earnings per share has not been computed as it is deemed not meaningful.
Principles of Consolidation and Basis of Presentation
The consolidated financial statements include the accounts of the Company and the OP. All inter-company accounts and transactions will be eliminated in consolidation. In determining whether the Company has a controlling financial interest in a joint venture and the requirement to consolidate the accounts of that entity, management will consider factors such as ownership interest, authority to make decisions and contractual and substantive participating rights of the other partners or members as well as whether the entity is a variable interest entity for which the Company is the primary beneficiary.
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. When the Company commences active real estate operations, management may make significant estimates regarding revenue recognition, purchase price allocations to record investments in real estate, real estate taxes and derivative financial instruments and hedging activities, as applicable.
Organizational Costs
Organizational costs include accounting, legal and regulatory fees incurred related to the formation of the Company. Organizational costs are expensed as incurred.
Real Estate Investments
Investments in real estate will be recorded at cost. Improvements and replacements are capitalized when they extend the useful life of the asset. Costs of repairs and maintenance will be expensed as incurred. Depreciation will be computed using the straight-line method over the estimated useful lives of up to 40 years for buildings, 15 years for land improvements, five years for fixtures and the shorter of the useful life or the remaining lease term for tenant improvements and leasehold interests.
The Company will be required to make subjective assessments as to the useful lives of the Company’s properties for purposes of determining the amount of depreciation to record on an annual basis with respect to the Company’s investments in real estate. These assessments will have a direct impact on the Company’s net income because if the Company were to shorten the expected useful lives of the Company’s investments in real estate, the Company would depreciate these investments over fewer years, resulting in more depreciation expense and lower net income on an annual basis.
The Company will be required to present the consolidated operations related to properties that have been sold or properties that are intended to be sold as discontinued operations in the consolidated statement of operations for all periods presented. Properties that are intended to be sold are to be designated as “held for sale” on the consolidated balance sheet.

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.
(A Maryland Corporation in the Development Stage)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impairment of Long Lived Assets
When circumstances indicate the carrying value of a property may not be recoverable, the Company will review the asset for impairment. This review will be based on an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property’s use and eventual disposition. The estimates will consider factors such as expected future operating income, market and other applicable trends and residual value, as well as the effects of demand, competition and other factors. If impairment exists, due to the inability to recover the carrying value of a property, an impairment loss will be recorded to the extent that the carrying value exceeds the estimated fair value of the property for properties to be held and used. For properties held for sale, the impairment loss will be the adjustment to fair value less estimated cost to dispose of the asset. These assessments will have a direct impact on net income because recording an impairment loss results in an immediate negative adjustment to net income.
Purchase Price Allocation
The Company will allocate the purchase price of acquired properties to tangible and identifiable intangible assets acquired based on their respective fair values. Tangible assets include land, land improvements, buildings and fixtures. The Company will utilize various estimates, processes and information to determine the property value. Estimates of value will be made using customary methods, including data from appraisals, comparable sales, discounted cash flow analysis and other methods. Amounts allocated to land, land improvements, buildings and fixtures will be based on cost segregation studies performed by independent third parties or on the Company’s analysis of comparable properties in the Company’s portfolio. Identifiable intangible assets and liabilities, as applicable, are typically related to contracts, including ground lease agreements and hotel management agreements, which will be recorded at fair value.
In making estimates of fair values for purposes of allocating purchase price, the Company will utilize a number of sources, including independent appraisals that may be obtained in connection with the acquisition or financing of the respective property and other market data. The Company will also consider information obtained about each property as a result of the Company’s pre-acquisition due diligence in estimating the fair value of the tangible and intangible assets acquired and intangible liabilities assumed.
Cash
Cash includes cash in bank accounts as well as investments in highly-liquid money market funds with original maturities of three months or less. The Company deposits cash with high quality financial institutions. These deposits are guaranteed by the Federal Deposit Insurance Company up to an insurance limit. At December 31, 2013, the Company had overdrawn its operating account by $332. This amount is included in accounts payable and accrued expenses.
Restricted Cash
Restricted cash, if any, may primarily consist of reserves related to maintenance, capital improvements, and debt service reserves.
Deferred Costs
Deferred costs may consist of deferred financing costs and deferred offering costs. Deferred financing costs represent commitment fees, legal fees and other costs associated with obtaining commitments for financing. These costs are amortized over the terms of the respective financing agreements using the effective interest method. Unamortized deferred financing costs are expensed when the associated debt is refinanced or repaid before maturity. Costs incurred in seeking financial transactions that do not close are expensed in the period in which it is determined that the financing will not close.
Deferred offering costs represent professional fees, fees paid to various regulatory agencies and other costs incurred in connection with registering to sell shares of the Company’s common stock. Offering costs (other than selling commissions and dealer manager fees) of the Company may be paid by the Advisor, the Dealer Manager or their affiliates on behalf of the Company. As of December 31, 2013, such costs totaled $1.5 million. Offering costs will be reclassified from deferred costs to stockholders’ equity when the Company commences its Offering, and will include all expenses incurred by the Company in connection with its Offering as of such date. These costs include but are not limited to (i) legal, accounting, printing, mailing

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.
(A Maryland Corporation in the Development Stage)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and filing fees; (ii) escrow service related fees; (iii) reimbursement of the Dealer Manager for amounts it may pay to reimburse the bona fide diligence expenses of broker-dealers; and (iv) reimbursement to the Advisor for a portion of the costs of its employees and other costs in connection with preparing supplemental sales materials and related offering activities. The Company is obligated to reimburse the Advisor or its affiliates, as applicable, for organization and offering costs paid by them on behalf of the Company, provided that the Advisor is obligated to reimburse the Company to the extent organization and offering costs (excluding selling commissions and the dealer manager fee) incurred by the Company in its offering exceed 2.0% of gross offering proceeds. As a result, these costs are only a liability of the Company to the extent aggregate selling commissions, the dealer manager fees and other organization and offering costs do not exceed 12.0% of the gross proceeds determined at the end of offering (See Note 4 — Related Party Transactions and Arrangements).
Share Repurchase Program
The Company will have a Share Repurchase Program (“SRP”) that enables stockholders to sell their shares to the Company. Under the SRP, stockholders may request that the Company redeem all or any portion, subject to certain minimum conditions described below, if such repurchase does not impair the Company’s capital or operations.
Except in connection with a stockholder’s death, disability, bankruptcy or other involuntary exigent circumstance, prior to the time that the Company’s shares are listed on a national securities exchange and until the Company begins to calculate its NAV, the repurchase price per share will depend on the length of time investors have held such shares as follows: after one year from the purchase date — the lower of $23.13 or 92.5% of the amount they actually paid for each share; after two years from the purchase date — the lower of $23.75 or 95.0% of the amount they actually paid for each share; after three years from the purchase date —  the lower of $24.38 or 97.5% of the amount they actually paid for each share; and after four years from the purchase date — the lower of $25.00 or 100% of the amount they actually paid for each share (in each case, as adjusted for any stock distributions, combinations, splits and recapitalizations).
Once the Company begins to calculate its NAV, the price per share that the Company will pay to repurchase the Company’s shares of common stock on the last day of each quarter, will be the Company’s per share NAV of common stock for the quarter, calculated after the close of business on each day the Company makes its quarterly financial filing. Subject to limited exceptions, stockholders whose shares of the Company’s common stock are repurchased within the first four months from the date of purchase will be subject to a short-term trading fee of 2.0% of the aggregate per share NAV of the shares of common stock repurchased.
The board of directors may reject a request for repurchase, at any time. Purchases under the SRP by the Company will be limited in any calendar year to 5.0% of the weighted average number of shares outstanding during the prior calendar year. In addition, funds available for our SRP are limited and may not be sufficient to accommodate all requests. Due to these limitations, we cannot guarantee that we will be able to accommodate all repurchase requests.
When a stockholder requests a repurchase and the repurchase is approved, the Company will reclassify such obligation from equity to a liability based on the settlement value of the obligation. Shares purchased under the SRP will have the status of authorized but unissued shares. At December 31, 2013, no shares had been repurchased.
Distribution Reinvestment Plan
Pursuant to the DRIP, stockholders may elect to reinvest distributions by purchasing shares of common stock in lieu of receiving cash. No dealer manager fees or selling commissions are paid with respect to shares purchased pursuant to the DRIP. Participants purchasing shares pursuant to the DRIP have the same rights and are treated in the same manner as if such shares were issued pursuant to the primary Offering. The board of directors may designate that certain cash or other distributions be excluded from the DRIP. The Company has the right to amend or suspend any aspect of the DRIP or terminate the DRIP with ten days’ notice to participants. Shares issued under the DRIP are recorded to equity in the accompanying balance sheets in the period distributions are declared. There were no shares issued under the DRIP as of December 31, 2013.
Derivative Instruments
The Company may use derivative financial instruments to hedge all or a portion of the interest rate risk associated with its borrowings. Certain of the techniques used to hedge exposure to interest rate fluctuations may also be used to protect against

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.
(A Maryland Corporation in the Development Stage)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

declines in the market value of assets that result from general trends in debt markets. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. The principal objective of such agreements is to minimize the risks and/or costs associated with the Company’s operating and financial structure as well as to hedge specific anticipated transactions.
The Company will record all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. The Company may enter into derivative contracts that are intended to economically hedge certain of its risk, even though hedge accounting does not apply or the Company elects not to apply hedge accounting.
The accounting for subsequent changes in the fair value of these derivatives depends on whether each has been designed and qualifies for hedge accounting treatment. If the Company elects not to apply hedge accounting treatment, any changes in the fair value of these derivative instruments is recognized immediately in gains (losses) on derivative instruments in the consolidated statement of operations. If the derivative is designated and qualifies for hedge accounting treatment, the change in the estimated fair value of the derivative is recorded in other comprehensive income (loss) to the extent that it is effective. Any ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings. The Company has not entered into any derivative instruments as of December 31, 2013.
Revenue Recognition
Hotel revenue will be recognized as earned, which is generally defined as the date upon which a guest occupies a room or utilizes the hotel’s services.
Share-Based Compensation
The Company expects to have a stock-based incentive award plan, which is accounted for under the guidance for share based payments. The expense for such awards will be included in general and administrative expenses and is recognized over the vesting period or when the requirements for exercise of the award have been met (See Note 6 — Share-Based Compensation).
Income Taxes
The Company intends to elect and qualify to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code commencing with the tax year ended December 31, 2014. If the Company qualifies for taxation as a REIT, it generally will not be subject to federal corporate income tax as long as it distributes all of its REIT taxable income to its stockholders and complies with various other organizational and operational requirements applicable to it as a REIT. Even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income. The Company's hotels will be leased to a TRS which is owned by the OP. A TRS is subject to federal, state and local income taxes.
Per Share Data
The Company will calculate basic income per share by dividing net income for the period by weighted-average shares of its common stock outstanding for a respective period. Diluted income per share takes into account the effect of dilutive instruments, such as stock options and unvested restricted stock, but uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted-average number of shares outstanding. For the period from July 25, 2013 (date of inception) to December 31, 2013, the calculation of net income per share is not presented because it is not a meaningful measure of the Company’s performance as the Company has not commenced operations.

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.
(A Maryland Corporation in the Development Stage)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reportable Segments
The Company has determined that it will have one reportable segment, with activities related to investing in real estate. The Company’s investments in real estate will generate room revenue and other income through the operation of the properties, which will comprise 100% of total consolidated revenues. Management will evaluate the operating performance of the Company’s investments in real estate on an individual property level.
Recently Issued Accounting Pronouncements
In December 2011, the Financial Accounting Standards Board ("FASB") issued guidance regarding disclosures about offsetting assets and liabilities, which requires entities to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The guidance was effective for fiscal years and interim periods beginning on or after January 1, 2013 with retrospective application for all comparative periods presented. The adoption of this guidance, which is related to disclosure only, did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.
In July 2012, the FASB issued revised guidance intended to simplify how an entity tests indefinite-lived intangible assets for impairment. The amendments allow an entity to initially assess initially qualitative factors to determine whether it is necessary to perform a quantitative impairment test. An entity is no longer required to calculate the fair value of an indefinite-lived intangible asset and perform the quantitative test unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments were effective for annual and interim indefinite-lived intangible asset impairment tests performed for fiscal years beginning after September 15, 2012. The adoption of this guidance did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.
In February 2013, the FASB issued guidance which requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. The guidance was effective for annual and interim periods beginning after December 15, 2012. The adoption of this guidance, which is related to disclosure only, did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.
In February 2013, the FASB issued new accounting guidance clarifying the accounting and disclosure requirements for obligations resulting from joint and several liability arrangements for which the total amount under the arrangement is fixed at the reporting date. The new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2013. The Company does not expect the adoption of this guidance to have a material impact on the Company's consolidated financial position, results of operations or cash flows.
Note 3 — Commitments and Contingencies
Litigation
In the ordinary course of business, the Company may become subject to litigation or claims. There are no material legal proceedings pending or known to be contemplated against the Company.
Environmental Matters
In connection with the ownership and operation of real estate, the Company may potentially be liable for costs and damages related to environmental matters. The Company does not own any properties and as of December 31, 2013, has not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on the results of operations.
Note 4 — Related Party Transactions and Arrangements
As of December 31, 2013, the Special Limited Partner owned 8,888 shares of the Company’s outstanding common stock. The Advisor and its affiliates may incur and pay costs and fees on behalf of the Company. The Company had a payable to affiliates related to funding offering costs paid by the Company of $0.6 million as of December 31, 2013.
Fees Paid in Connection with the Offering

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.
(A Maryland Corporation in the Development Stage)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Dealer Manager will receive fees and compensation in connection with the sale of the Company’s common stock in the Offering. The Dealer Manager will receive a selling commission of up to 7.0% of the per share purchase price of the Company’s offering proceeds before reallowance of commissions earned by participating broker-dealers. In addition, it’s expected that the Dealer Manager will receive up to 3.0% of the gross proceeds from the sale of shares, before reallowance to participating broker-dealers, as a dealer-manager fee. The Dealer Manager may reallow its dealer-manager fee to such participating broker-dealers. A participating broker dealer may elect to receive a fee equal to 7.5% of the gross proceeds from the sale of shares (not including selling commissions and dealer manager fees) by such participating broker dealer, with 2.5% thereof paid at the time of such sale and 1.0% thereof paid on each anniversary of the closing of such sale up to and including the fifth anniversary of the closing of such sale. If this option is elected, it’s expected that the dealer manager fee will be reduced to 2.5% of gross proceeds (not including selling commissions and dealer manager fees). No such fees have been incurred from the Dealer Manager during the period from July 25, 2013 (date of inception) to December 31, 2013.
The Advisor and its affiliates may receive compensation and reimbursement for services relating to the Offering. All offering costs incurred by the Company or its affiliated entities on behalf of the Company are charged to additional paid-in capital on the accompanying consolidated balance sheet upon commencement of operations. As a development stage company, any such costs incurred are charged to deferred costs. During the period from July 25, 2013 (date of inception) to December 31, 2013, the Company has not incurred any offering costs reimbursements from the Advisor and Dealer Manager. The Company is responsible for offering and related costs from the ongoing offering, excluding commissions and dealer manager fees, up to a maximum of 2.0% of gross proceeds from its ongoing offering of common stock, measured at the end of the Offering. Offering costs in excess of the 2.0% cap as of the end of the Offering are the Advisor’s responsibility. As of December 31, 2013, offering and related costs exceeded 2.0% of gross proceeds received from the Offering by $1.5 million due to the on-going nature of the offering process and that the Offering has not yet commenced.
Fees Paid in Connection With the Operations of the Company
The Advisor will receive an acquisition fee of 1.5% of the contract purchase price of each acquired property and 1.5% of the amount advanced for a loan or other investment. The Advisor may also be reimbursed for expenses incurred in the process of acquiring properties, in addition to third party costs the Company may pay directly to, or reimburse the Advisor for. Additionally, the Company may reimburse the Advisor for legal expenses it or its affiliates directly incur in the process of acquiring properties in an amount not to exceed 0.1% of the contract purchase price of the Company’s assets acquired. Once the proceeds from the Offering have been fully invested, the aggregate amount of acquisition fees and financing coordination fees (as described below) shall not exceed 1.9% of the contract purchase price and the amount advanced for a loan or other investment for all the assets acquired. In no event will the total of all acquisition fees, acquisition expenses and any financing coordination fees (as described below) payable with respect to a particular investment exceed 4.5% of the contract purchase price or 4.5% of the amount advanced for a loan or other investment. No acquisition fees were incurred or forgiven during the period from July 25, 2013 (date of inception) to December 31, 2013.
If the Advisor provides services in connection with the origination or refinancing of any debt that the Company obtains and uses to acquire properties or to make other permitted investments, or that is assumed, directly or indirectly, in connection with the acquisition of properties, the Company will pay the Advisor or its assignees a financing coordination fee equal to 0.75% of the amount available and/or outstanding under such financing, subject to certain limitations. No financing coordination fees were incurred during the period from July 25, 2013 (date of inception) to December 31, 2013.
For its asset management services, the Company expects to issue (subject to periodic approval by the board of directors) to the Advisor performance-based restricted partnership units of the OP (“Class B Units”) on a quarterly basis in an amount equal to the excess of the cost of the Company’s assets multiplied by 0.1875% or the lower of the cost of assets and the applicable quarterly NAV multiplied by 0.1875%, once the Company begins calculating NAV, divided by the value of one share of common stock as of the last day of such calendar quarter, which is equal initially to $22.50 (the Offering price minus selling commissions and dealer manager fees) and, at such time as the Company calculates NAV, to per share NAV. The Advisor will be entitled to receive distributions on the vested and unvested Class B Units it receives in connection with its asset management subordinated participation at the same rate as distributions received on the Company’s common stock; such distributions will be in addition to the incentive fees the Advisor and its affiliates may receive from the Company, including, without limitation, the annual subordinated performance fee and the subordinated participation in net sales proceeds, the subordinated incentive listing distribution or the subordinated distribution upon termination of the advisory agreement, as applicable. The restricted Class B

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.
(A Maryland Corporation in the Development Stage)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Units shall not be convertible into unrestricted Class B Units until such time as the adjusted market value of the OP’s assets plus applicable distributions equals the sum of the aggregate capital contributed by investors plus an amount equal to a 6.0% cumulative, pre-tax, non-compounded annual return to investors and only at such time as the capital account associated with a restricted Class B Unit equals the capital account of an unrestricted Class B Unit. No such asset management services were performed by the Advisor during the period from July 25, 2013 (date of inception) to December 31, 2013, and no Class B Units were issued.
The Company will pay a property management fee of approximately 4.0% of the monthly gross receipts from the properties managed by the Company’s Sub-Property Manager or a third-party sub-property manager, as applicable and as negotiated with each such sub-property manager. The Company will also reimburse the Sub-Property Manager or a third-party sub-property manager for property level expenses, as well as fees and expenses of such sub-property manager. However, the Company will not reimburse such sub-property managers for general overhead costs or for the wages and salaries and other employee-related expenses of employees of such sub-property managers, other than employees or subcontractors who are engaged in the on-site operation, management, maintenance or access control of the Company’s properties. No property management fees were incurred during the period from July 25, 2013 (date of inception) to December 31, 2013.
The Company will reimburse the Advisor’s costs of providing administrative services, subject to the limitation that the Company will not reimburse the Advisor for any amount by which the Company’s operating expenses at the end of the four preceding fiscal quarters exceeds the greater of (a) 2.0% of average invested assets and (b) 25.0% of net income other than any additions to reserves for depreciation, bad debt or other similar non-cash reserves and excluding any gain from the sale of assets for that period. Additionally, the Company will reimburse the Advisor for personnel costs in connection with other services during the operational stage; however, the Company will not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives acquisition fees, acquisition expenses or real estate commissions. No reimbursement expenses were incurred from the Advisor during the period from July 25, 2013 (date of inception) to December 31, 2013.
In order to improve operating cash flows and the ability to pay distributions from operating cash flows, the Advisor may elect to waive certain fees. Because the Advisor may waive certain fees, cash flow from operations that would have been paid to the Advisor may be available to pay distributions to stockholders. The fees that may be forgiven are not deferrals and accordingly, will not be paid to the Advisor. In certain instances, to improve the Company’s working capital, the Advisor may elect to absorb a portion of the Company’s general and administrative costs. No expenses were absorbed by the Advisor during the period from July 25, 2013 (date of inception) to December 31, 2013.
The Advisor at its election may also contribute capital to enhance the Company’s cash position for working capital and distribution purposes. Any contributed capital amounts are not reimbursable to the Advisor. Further, any capital contributions are made without any corresponding issuance of common or preferred shares. There were no contributions from the Advisor during the period from July 25, 2013 (date of inception) to December 31, 2013.
Fees Paid in Connection with the Liquidation or Listing of the Company’s Real Estate Assets
The Company may pay the Advisor an annual subordinated performance fee calculated on the basis of the Company’s total return to stockholders, payable annually in arrears, such that for any year in which the Company’s total return on stockholders’ capital exceeds 6.0% per annum, the Advisor will be entitled to 15.0% of the excess total return but not to exceed 10.0% of the aggregate total return for such year. This fee will be payable only upon the sale of assets, other disposition or refinancing of such assets, which results in the return on stockholders’ capital exceeding 6.0% per annum. No subordinated performance fees were incurred during the period from July 25, 2013 (date of inception) to December 31, 2013.
The Company will pay a brokerage commission on the sale of property, not to exceed the lesser of 2.0% of the contract sale price of the property and 50.0% of the total brokerage commission paid if a third party broker is also involved; provided, however, that in no event may the real estate commissions paid to the Advisor, its affiliates and unaffiliated third parties exceed the lesser of 6.0% of the contract sales price and a reasonable, customary and competitive real estate commission, in each case, payable to the Advisor if the Advisor or its affiliates, as determined by a majority of the independent directors, provided a substantial amount of services in connection with the sale. No such fees were incurred during the period from July 25, 2013 (date of inception) to December 31, 2013.

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.
(A Maryland Corporation in the Development Stage)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

If the Company is not simultaneously listed on an exchange, the Company intends to pay the Special Limited Partner a subordinated participation in the net sales proceeds of the sale of real estate assets of 15.0% of remaining net sale proceeds after return of capital contributions to investors plus payment to investors of a 6.0% cumulative, pre-tax non-compounded annual return on the capital contributed by investors. The Company cannot assure that it will provide this 6.0% return but the Special Limited Partner will not be entitled to the subordinated participation in net sale proceeds unless the Company’s investors have received a 6.0% cumulative non-compounded return on their capital contributions. No such fees were incurred during the period from July 25, 2013 (date of inception) to December 31, 2013.
If the common stock of the Company is listed on a national exchange, the Company expects to pay the Special Limited Partner a subordinated incentive listing distribution of 15.0% of the amount by which the Company’s market value plus distributions exceeds the aggregate capital contributed by investors plus an amount equal to a 6.0% cumulative, pre-tax non-compounded annual return to investors. The Company cannot assure that it will provide this 6.0% return but the Special Limited Partner will not be entitled to the subordinated incentive listing fee unless investors have received a 6.0% cumulative, pre-tax non-compounded return on their capital contributions. No such distributions were incurred during the period from July 25, 2013 (date of inception) to December 31, 2013. Neither the Special Limited Partner nor any of its affiliates can earn both the subordination participation in the net proceeds and the subordinated listing distribution.
Upon termination or non-renewal of the advisory agreement with the Advisor, with or without cause, the Special Limited Partner, through its controlling interest in the Advisor, will be entitled to receive distributions from the OP equal to 15.0% of the amount by which the sum of the Company’s market value plus distributions exceeds the sum of the aggregate capital contributed by investors plus an amount equal to a 6.0% cumulative, pre-tax, non-compounded annual return to investors. The Special Limited Partner may elect to defer its right to receive a subordinated distribution upon termination until either a listing on a national securities exchange or other liquidity event occurs.
Note 5 — Economic Dependency
Under various agreements, the Company has engaged or will engage the Advisor and its affiliates to provide certain services that are essential to the Company, including asset management services, supervision of the management, asset acquisition and disposition decisions, the sale of shares of the Company’s common stock available for issue, as well as other administrative responsibilities for the Company including accounting services and investor relations.
As a result of these relationships, the Company is dependent upon the Advisor and its affiliates. In the event that these companies are unable to provide the Company with the respective services, the Company will be required to find alternative providers of these services.
Note 6 — Share-Based Payments
Restricted Share Plan
The Company has adopted an employee and director incentive restricted share plan (the “RSP”), which provides for the automatic grant of 1,333 restricted shares of common stock to each of the independent directors, without any further action by the Company’s board of directors or the stockholders, on the date of initial election to the board of directors and on the date of each annual stockholder’s meeting. Restricted stock issued to independent directors will vest over a five-year period following the first anniversary of the date of grant in increments of 20.0% per annum. The RSP provides the Company with the ability to grant awards of restricted shares to the Company’s directors, officers and employees (if the Company ever has employees), employees of the Advisor and its affiliates, employees of entities that provide services to the Company, directors of the Advisor or of entities that provide services to the Company, certain consultants to the Company and the Advisor and its affiliates or to entities that provide services to the Company. The total number of shares of common stock granted under the RSP shall not exceed 5.0% of the Company’s outstanding shares of common stock on a fully diluted basis at any time and in any event will not exceed 4.0 million shares (as such number may be adjusted for stock splits, stock dividends, combinations and similar events).
Restricted share awards entitle the recipient to receive shares of common stock from the Company under terms that provide for vesting over a specified period of time or upon attainment of pre-established performance objectives. Such awards would typically be forfeited with respect to the unvested shares upon the termination of the recipient’s employment or other

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.
(A Maryland Corporation in the Development Stage)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

relationship with the Company. Restricted shares may not, in general, be sold or otherwise transferred until restrictions are removed and the shares have vested. Holders of restricted shares may receive cash distributions prior to the time that the restrictions on the restricted shares have lapsed. Any distributions payable in shares of common stock shall be subject to the same restrictions as the underlying restricted shares. The fair value of the shares will be expensed over the vesting period of five years. There were no restricted shares granted for the period from July 25, 2013 (date of inception) to December 31, 2013 and therefore, no restricted stock expense has been recorded in the Company’s consolidated financial statements.
Other Share-Based Payments
The Company may issue common stock in lieu of cash to pay fees earned by the Company's directors. There are no restrictions on the shares issued since these payments in lieu of cash relate to fees earned for services performed. There were no such shares of common stock issued in lieu of cash during the period from July 25, 2013 (date of inception) to December 31, 2013.
Note 7 — Subsequent Events
The Company has evaluated subsequent events through the filing of this Annual Report on Form 10-K, and determined that there have not been any events that have occurred that would require adjustments to disclosures in the consolidated financial statements except for the following transactions:
On February 3, 2014, the Company received and accepted total subscriptions equal to $2.0 million of common stock and as a result, broke escrow.
On February 3, 2014, our board of directors declared a distribution rate, which will be calculated based on stockholders of record each day during the applicable period at a rate of $0.00465753425 per day. The distributions will accrue commencing the earlier of April 1, 2014 or 15 days following our initial property acquisition. The distributions will be payable by the fifth day following each month end to stockholders of record at the close of business each day during the prior month.
On March 21, 2014, the Company closed on the acquisition of six fee simple, leasehold and joint venture interests (the "Hotels") for an aggregate contract purchase price of $106.5 million, exclusive of closing costs, $3.0 million of which is not due until March 21, 2015 and $0.5 million of which is not due until March 21, 2016. The Hotels consist of three wholly-owned hospitality assets, the Baltimore Courtyard Inner Harbor Hotel (the “Baltimore Courtyard”), the Courtyard Providence Downtown Hotel (the “Providence Courtyard”), the Stratford Homewood Suites, the Georgia Tech Hotel & Conference Center which is subject to an operating lease, and equity interests in joint ventures that own two hotels, the Westin Virginia Beach and the Hilton Garden Inn Blacksburg.
On March 21, 2014, the Company, through indirect wholly owned subsidiaries of its OP, obtained a loan from German American Capital Corporation in the amount of $45.5 million, secured by mortgages on the Baltimore Courtyard and the Providence Courtyard. The loan provides for monthly interest payments only, with all principal outstanding being due on the maturity date, April 6, 2019. The loan bears interest at a stated fixed rate of 4.30% per annum.
On March 21, 2014, the Company, through its OP, executed a promissory note (the “Fee and Leasehold Assets Note”) in favor of Barceló Crestline Corporation ("BCC"), the owner of 40% of the membership interests of the Sub-Property Manager, in the amount of approximately $58.2 million. The Fee and Leasehold Assets Note bears interest at a fixed rate of 6.8% per annum. The entire principal balance is fully due and payable within 10 business days after the date that the Company raises $150.0 million in its initial public offering.
On March 21, 2014, the Company, through its OP, executed another promissory note (the “JV Note”) in favor of BCC in the amount of $5.0 million. The JV Note bears interest at a fixed rate of 6.8% per annum. The entire principal balance is fully due and payable within 10 business days after the date that the Company raises $150.0 million in its initial public offering.
On March 21, 2014, the Company, through its OP, executed another promissory note (the “Crestline Note”) in favor of the Sub-Property Manager in the amount of approximately $1.78 million. The Crestline Note bears interest at a fixed rate of 4.5% per annum. The entire principal balance is fully due and payable on March 21, 2019.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholder
American Realty Capital Hospitality Trust, Inc.:
We have audited the accompanying combined balance sheet of the Barceló Portfolio (Predecessor) (the “Company”) as of December 31, 2013, and the related combined statements of operations, members’ equity, and cash flows for the year then ended. In connection with our audit of the combined financial statements, we also have audited the financial statement schedule of real estate and accumulated depreciation. These combined financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these combined financial statements and financial statement schedule based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the combined financial statements referred to above present fairly, in all material respects, the financial position of the Barceló Portfolio (Predecessor) as of December 31, 2013, and the results of their operations and their cash flows for the year ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic combined financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
/s/ KPMG LLP
McLean, Virginia
April 7, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of American Realty Capital Hospitality Trust, Inc.
We have audited the accompanying combined balance sheet of the Barceló Portfolio (the “Company”) as of December 31, 2012, and the related combined statements of operations, equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the combined financial statements referred to above present fairly, in all material respects, the financial position of the Barceló Portfolio as of December 31, 2012, and the results of their operations and their cash flows for the year ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.
As discussed in Note 1, the combined financial statements of the Company include allocation of certain corporate overhead costs. These costs may not be reflective of the actual level of costs which would have been incurred had the Company operated as a separate entity.
/s/ Grant Thornton LLP
Philadelphia, Pennsylvania
November 14, 2013

BARCELÓ PORTFOLIO (Predecessor)
COMBINED BALANCE SHEETS
(In thousands)

	December 31, 2013	December 31, 2012
ASSETS
Real estate assets, at cost:
Land	$15,878	$15,878
Buildings and improvements	118,356	116,217
Furniture, fixtures, and equipment	13,297	12,748
Total real estate investments, at cost	147,531	144,843
Less: accumulated depreciation	(31,390)	(26,959)
Total real estate assets, net	116,141	117,884
Cash and cash equivalents	10,520	7,652
Restricted cash	1,522	2,685
Investments in unconsolidated affiliates	4,381	4,490
Prepaid expenses and other assets	1,830	2,285
Deferred financing costs, net	848	1,013
Total assets	$135,242	$136,009
LIABILITIES & MEMBERS' EQUITY
Mortgage notes payable	$41,449	$38,400
Accounts payable and accrued expenses	5,297	5,479
Total liabilities	46,746	43,879
Members' equity	88,496	92,130
Total liabilities and members' equity	$135,242	$136,009

The accompanying notes are an integral part of these combined financial statements.

BARCELÓ PORTFOLIO (Predecessor)
COMBINED STATEMENTS OF OPERATIONS
(In thousands)

	Year Ended December 31,
	2013	2012
Revenues:
Rooms	$30,489	$29,689
Food and beverage	6,267	6,834
Other	3,041	3,262
Total revenues	39,797	39,785
Operating expenses
Rooms	6,340	6,092
Food and beverage	4,461	4,500
Management fees – related party	1,471	1,419
Other property-level operating costs	15,590	15,437
Depreciation	5,105	5,170
Loss on disposal of property and equipment	74	—
Rent	4,321	4,312
Total operating expenses	37,362	36,930
Income from operations	2,435	2,855
Other income (expense)
Interest expense	(2,265)	(2,884)
Loss on change in fair value of interest rate swaps	—	(400)
Equity in losses of unconsolidated affiliates	(65)	(442)
Other income	—	1
Net income (loss) and comprehensive income (loss)	$105	$(870)

The accompanying notes are an integral part of these combined financial statements.

BARCELÓ PORTFOLIO (Predecessor)
COMBINED STATEMENTS OF MEMBERS' EQUITY
(In thousands)

Balance, January 1, 2012	$79,271
Net contributions from members	52,269
Net distributions to members	(38,540)
Net loss and comprehensive loss	(870)
Balance, December 31, 2012	92,130
Contributions from members	227
Distributions to members	(3,966)
Net income and comprehensive income	105
Balance, December 31, 2013	$88,496

The accompanying notes are an integral part of these combined financial statements.

BARCELÓ PORTFOLIO (Predecessor)
COMBINED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$105	$(870)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,105	5,169
Amortization of deferred financing costs	196	469
Loss on disposal of property and equipment	74	1
Equity in losses of unconsolidated affiliates	65	442
Loss on change in fair value of interest rate swaps	—	400
Changes in assets and liabilities
Prepaid expenses and other assets	455	(181)
Accounts payable and accrued expenses	(182)	445
Net cash provided by operating activities	5,818	5,875
Cash flows from investing activities:
Purchases of property and equipment	(3,436)	(822)
Decrease in restricted cash	1,163	27
Net cash used in investing activities	(2,273)	(795)
Cash flows from financing activities:
Contributions from members	227	45,811
Distributions to members	(3,922)	(38,541)
Payments of mortgage notes payable	(391)	(16,376)
Proceeds from mortgage notes payable	3,440	6,011
Deferred financing costs	(31)	(219)
Net cash used in financing activities	(677)	(3,314)
Net increase in cash and cash equivalents	2,868	1,766
Cash and cash equivalents, beginning	7,652	5,886
Cash and cash equivalents, end	$10,520	$7,652
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$1,548	$3,711
Cash paid to affiliate for loan guarantee fees	$—	$776
Non-cash investing and financing activities:
Transfer of swap liability to member	$—	$4,223
Additional investment in unconsolidated affiliate	$—	$2,235
Deferred financing costs funded through loan closing	$—	$797
Restricted cash funded through loan closing	$—	$726
Charges paid at loan settlement, excluding deferred financing costs & interest	$—	$689
Distribution to member by unconsolidated affiliate	$44	$—

The accompanying notes are an integral part of these combined financial statements.

BARCELÓ PORTFOLIO (Predecessor)
NOTES TO THE COMBINED FINANCIAL STATEMENTS

1. Description of Business

The Barceló Portfolio (the “Company”) represents hospitality assets and operations owned by Barceló Crestline Corporation and its consolidated subsidiaries (“BCC”) which historically have been maintained in various legal entities. The accompanying combined financial statements include BCC’s controlling and non-controlling interests in:

•	The Baltimore Courtyard Inner Harbor Hotel (the “Baltimore Courtyard”) located in Baltimore, Maryland, a wholly-owned property;

•	The Courtyard Providence Downtown Hotel (the “Providence Courtyard”) located in Providence, Rhode Island, a wholly-owned property;

•	The Stratford Homewood Suites located in Stratford, Connecticut, a wholly-owned property;

•	Georgia Tech Hotel & Conference Center (the “Georgia Tech Hotel”) located in Atlanta, Georgia, a leased hotel and conference center;

•	The Westin Virginia Beach, located in Virginia Beach, Virginia, an equity investment; and

•	The Hilton Garden Inn Blacksburg located in Blacksburg, Virginia, an equity investment.
American Realty Capital Hospitality Trust, Inc. ("ARC Hospitality") is a newly organized Maryland corporation, sponsored by a wholly owned subsidiary of AR Capital, LLC. ARC Hospitality was incorporated on July 25, 2013 and intends to elect and qualify to be taxed as a real estate investment trust for U.S. federal income tax purposes ("REIT") beginning with the taxable year ended December 31, 2014. ARC Hospitality intends to offer for sale a maximum of $2.0 billion of common stock, $0.01 par value per share, at a price of $25.00 per share, on a “reasonable best efforts” basis, pursuant to a registration statement on Form S-11 filed with the U.S. Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended, and expects to use substantially all of the net proceeds of its offering to acquire, own and seek to enhance the value of interests primarily in lodging properties which are located throughout the United States, Canada and Mexico.

The Company’s wholly-owned properties, leased property and properties owned by its equity investments are managed by Crestline Hotels & Resorts, Inc. (CHR), previously a subsidiary of BCC. On August 31, 2013, AR Capital, LLC acquired 60% of the membership interests in CHR. Prior to the close of such membership interest purchase, CHR was converted into a Delaware limited liability company known as Crestline Hotels & Resorts, LLC.

Historically, financial statements have not been prepared for the Company as a discrete stand-alone entity during the periods covered by the accompanying combined financial statements. The accompanying combined financial statements have been derived from the historical accounting records of BCC and reflect the assets, liabilities, revenue and expenses directly attributable to the Company, as well as allocations deemed reasonable by management, to present the combined financial position, results of operations, changes in equity, and cash flows of the Company on a stand-alone basis. The allocation methodologies have been described within the notes to the combined financial statements where appropriate. There were no such allocations applied to the financial statements for year ended December 31, 2013. The financial information included herein may not necessarily reflect the combined financial position, results of operations, changes in equity and cash flows of the Company in the future or what they would have been had the Company been a separate, stand-alone entity during the periods presented.
2. Summary of Significant Accounting Policies
Basis of Accounting
The accompanying combined financial statements of the Company have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles in the United States of America (“GAAP”).
Use of Estimates

BARCELÓ PORTFOLIO (Predecessor)
NOTES TO THE COMBINED FINANCIAL STATEMENTS

The preparation of the combined financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the combined financial statements. Such estimates also affect the reported amounts of revenues and expenses during the reporting period. Actual results may differ from estimates under different assumptions or conditions.
Cash and Cash Equivalents
The Company considers all highly liquid investments with original maturities of three months or less to be cash and cash equivalents.
Restricted Cash
Restricted cash consists of amounts required under loan covenants and franchise agreements for future capital improvements to owned assets.
Revenues
The Company’s revenues are derived from lodging, food and beverage, as well as related guest services provided by the hotels. Revenue is recognized when the amounts are earned and can reasonably be estimated, which is generally as services are provided to hotel guests. These revenues are recorded net of taxes collected from customers and remitted to government authorities and are recognized as the related services are delivered.
Property and Equipment
Property and equipment is recorded at cost. Replacements and improvements that extend the useful life of property and equipment are capitalized, while repairs and maintenance are expensed as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally three to ten years for furniture, fixtures and equipment and thirty-nine-and-a-half years for buildings. Land is recorded at cost, and is not depreciated or amortized.
Impairment of Long-Lived Assets and Investments in Unconsolidated Entities
The Company accounts for the valuation of long-lived assets under ASC 360, Property, Plant & Equipment, which requires that long-lived assets and certain intangible assets be reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the long-lived assets is measured by a comparison of the carrying amount of the asset to future undiscounted net cash flows expected to be generated by the assets. When events or changes of circumstances indicate that an asset’s carrying value may not be recoverable, the Company tests for impairment by reference to the applicable asset’s estimated future cash flows. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. For the years ended December 31, 2013 and 2012, no impairment losses were recorded.
A loss in the value of an investment that is determined to be other than temporary is recognized in the period in which the loss occurs. No such impairment losses were recorded for the years ended December 31, 2013 and 2012.
Variable Interest Entities
ASC 810, Consolidation contains the guidance surrounding the definition of variable interest entities (“VIEs”), the definition of variable interests and the consolidation rules surrounding VIEs. In general, VIEs are entities in which equity investors lack the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. The Company has variable interests in VIEs through its investments in entities which own the Westin Virginia Beach and the Hilton Garden Inn Blacksburg.
Once it is determined that the Company holds a variable interest in an entity, GAAP requires that the Company perform a qualitative analysis to determine (i) which entity has the power to direct the matters that most significantly impact the VIE’s financial performance; and (ii) if the Company has the obligation to absorb the losses of the VIE that could potentially be significant to the VIE or the right to receive the benefits of the VIE that could potentially be significant to the VIE. The entity that has both of these characteristics is deemed to be the primary beneficiary and is required to consolidate the VIE.

BARCELÓ PORTFOLIO (Predecessor)
NOTES TO THE COMBINED FINANCIAL STATEMENTS

Derivative Instruments
ASC 815, Derivatives and Hedging requires entities to recognize all derivatives as either assets or liabilities in the combined balance sheets and measure those instruments at fair value. The guidance also requires that changes in the derivative’s fair value be recognized in earnings unless specific hedge-accounting criteria are met.
Guarantees
The Company evaluates the fair value of each guarantee in accordance with ASC 820, Fair Value Measurements and Disclosures ("ASC 820"). The fair value of a guarantee is the estimated amount at which the liability could be settled in a current transaction between willing unrelated parties. At December 31, 2013 and 2012, BCC was a guarantor on mortgage notes payable held by the entities which own the Westin Virginia Beach and the Hilton Garden Inn Blacksburg. As of and for the years ended December 31, 2013 and 2012, the fair value of the Company’s potential obligations for performance under this guarantee was not significant to the combined financial statements, and therefore no liability is reflected herein.
Concentrations of Credit Risk
The Company’s assets that are exposed to credit risk consist primarily of cash and restricted cash. Cash and restricted cash are maintained at financial institutions and, at times, balances may exceed federally insured limits. The Company has not experienced any losses related to these balances. All non-interest-bearing cash balances were fully insured at December 31, 2012 due to a temporary federal program in effect from December 31, 2010 through December 31, 2012. Under the program, there was no limit to the amount of insurance for eligible accounts. Beginning in 2013, insurance coverage reverted to $0.25 million per depositor at each financial institution, resulting in the Company having significant cash balances exceeding federally insured limits.
Inventories
Inventories of food and beverage are valued using the first-in, first-out (FIFO) method.
Advertising Costs
The Company expenses advertising costs as incurred. These costs were $0.4 million for each of the years ended December 31, 2013 and 2012.
Allowance for Doubtful Accounts
Receivables consist principally of trade receivables from customers, are generally unsecured and are due within 30 to 90 days and are included as a component of prepaid expenses and other assets in the accompanying combined balance sheets. The Company records provision for uncollectible accounts using the allowance method. Expected credit losses associated with trade receivables are recorded as an allowance for doubtful accounts. The allowance for doubtful accounts is estimated based upon historic patterns of credit losses for aged receivables as well as specific provisions for certain identifiable, potentially uncollectible balances. When internal collection efforts on accounts have been exhausted, the accounts are written off and the associated allowance for doubtful accounts is reduced. Trade receivable balances, net of the allowance for doubtful accounts, are included in prepaid expenses and other assets in the accompanying combined financial statements, and are as follows:

	December 31, 2013	December 31, 2012
	(In thousands)	(In thousands)
Trade receivables	$788	$517
Allowance for doubtful accounts	(26)	(20)
Trade receivables, net of allowance	$762	$497
Income Taxes
The Company is included in the consolidated tax returns of BCC's parent in various jurisdictions. In the accompanying combined financial statements, the Company has accounted for income taxes as if the Company was a separate stand-alone

BARCELÓ PORTFOLIO (Predecessor)
NOTES TO THE COMBINED FINANCIAL STATEMENTS

company. The operations of the Company were conducted through various entities structured as a limited liability company, and therefore are treated as pass-through entities for federal and state tax purposes and as a result incurs no entity level taxes. There were no uncertain tax positions as of December 31, 2013 and 2012.
Recently Adopted Authoritative Guidance
In December 2011, the FASB issued guidance regarding disclosures about offsetting assets and liabilities, which requires entities to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The guidance was effective for fiscal years and interim periods beginning on or after January 1, 2013 with retrospective application for all comparative periods presented. The adoption of this guidance, which is related to disclosure only, did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.
In July 2012, the FASB issued revised guidance intended to simplify how an entity tests indefinite-lived intangible assets for impairment. The amendments allow an entity to initially assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test. An entity is no longer required to calculate the fair value of an indefinite-lived intangible asset and perform the quantitative test unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments were effective for annual and interim indefinite-lived intangible asset impairment tests performed for fiscal years beginning after September 15, 2012. The adoption of this guidance did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.
In February 2013, the FASB issued guidance which requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. The guidance is effective for annual and interim periods beginning after December 15, 2012. The adoption of this guidance, which is related to disclosure only, did not have a material impact on the Company's consolidated financial position, results of operations or cash flows
Recent Accounting Guidance Not Yet Adopted
In February 2013, the FASB issued new accounting guidance clarifying the accounting and disclosure requirements for obligations resulting from joint and several liability arrangements for which the total amount under the arrangement is fixed at the reporting date. The new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2013. The Company does not expect the adoption of this guidance to have a material impact on the Company's consolidated financial position, results of operations or cash flows.
In March 2013, the FASB issued new accounting guidance clarifying the accounting for the release of cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2013. The Company does not expect the adoption of this guidance to have a material impact on the Company's consolidated financial position, results of operations or cash flows.
3. Variable Interest Entities and Investments in Unconsolidated Affiliates
The combined financial statements include investments in (i) an entity that owns The Westin Virginia Beach and (ii) an entity that owns The Hilton Garden Inn Blacksburg.

At December 31, 2013 and 2012, the Company has a 24.00% equity interest in BSE/AH Blacksburg Hotel, LLC, an entity established to own the assets of and operate a select-service hotel in Blacksburg, Virginia.  In addition, BCC was a party to a payment guaranty dated April 17, 2008.  This guarantee was provided in connection with a loan made by an unaffiliated lender to BSE/AH Blacksburg Hotel, LLC. The outstanding balance of the loan was $10.7 million and $11.3 million as of December 31, 2013 and 2012, respectively.

At December 31, 2013 and 2012, the Company has a 30.53% equity interest in TCA Block 7, LLC, an entity established to own the assets of and operate a full service hotel in Virginia Beach, Virginia. In addition, BCC was a party to a payment guaranty and a guaranty of non-recourse carve-out obligations. These guarantees were provided in connection with a loan made by an

BARCELÓ PORTFOLIO (Predecessor)
NOTES TO THE COMBINED FINANCIAL STATEMENTS

unaffiliated lender to TCA Block 7, LLC. The outstanding balance of the loan was $26.6 million and $27.0 million as of December 31, 2013 and 2012, respectively.

Westin Virginia Beach guarantee: Under the Guaranty of Recourse Obligations, BCC is jointly and severally liable, along with one other party, to the lender for repayment of the loan upon occurrence of events triggering non-recourse carve-out liability. And under the payment guaranty, BCC is jointly and severally liable, along with two other parties, for loan payment of any loan deficiencies, up to $7.0 million. On January 5, 2012, the aforementioned debt was restructured and as a result (due to a $7.0 million paydown of the loan in connection with the restructuring), the lender agreed to a subsequent release of the payment guaranty; the Guaranty of Recourse Obligations (non-recourse carve-out) remains in effect. Pursuant to the Permanent Loan Cross Indemnity, each of the joint venture partners was (and remains) obligated to pay its pro rata share of any losses incurred by the parties to both of the aforementioned guarantees, except to the extent that any such loss is caused by one of those parties, in which case that party is responsible for 100% of the losses. Therefore, so long as each of the other parties remains solvent, BCC should never be liable for anything more than it pro rata share of losses, or 100% of the losses it caused. The guarantees remain in place until the liabilities have been paid, as is now the case with respect to the payment guaranty, or until the loan is repaid.

Hilton Garden Inn Blacksburg guarantee: Under the First Amended and Restated Guaranty of Payment, BCC is jointly liable to the lender, along with four other parties, for payment of any loan deficiencies. The guarantee remains in effect until the loan is repaid. Under the Construction Loan Indemnity, each of the joint venture owners of the hotel agrees, from and after the substantial completion of the hotel (which has occurred), to be responsible for its pro rata share of any liabilities under the guarantee described above, and to be 100% responsible for any liabilities caused by it. Thus, so long as each of the other parties remains solvent, BCC should never be liable for anything more than it pro rata share of losses, or 100% of the losses it caused.

The Company considers these entities to be VIEs. The Company has concluded it is not the primary beneficiary with the power to direct activities that most significantly impact economic performance of the entity, and accordingly, has not consolidated the entities. The Company has accounted for them under the equity method of accounting and included them in investments in unconsolidated affiliates in the accompanying combined balance sheets.
The Company’s investments in unconsolidated affiliates at December 31, 2013 and 2012 consist of the following:

		Investment in Partnership		Income (loss)
Partnership	Ownership Interest	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012
		(In thousands)	(In thousands)	(In thousands)	(In thousands)
TCA Block 7, LLC	30.5323%	$3,488	$3,676	$(144)	$(472)
BSE/AH Blacksburg Hotel, LLC	24.0000%	893	814	79	30
		$4,381	$4,490	$(65)	$(442)
In 2013, BCC recorded a non-cash capital distribution of $0.04 million from TCA Block 7, LLC.
In 2012, BCC contributed $2.2 million to TCA Block 7, LLC, which is reflected as a non-cash capital contribution in these combined financial statements.
The maximum exposure to loss as a result of the Company’s involvement with these VIEs at December 31, 2013 and 2012 is as follows:

	Partnership Loan Balance		Investment in Partnership		Partnership Maximum Exposure to Loss (1)
Partnership	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012
	(In thousands)	(In thousands)	(In thousands)	(In thousands)	(In thousands)	(In thousands)
TCA Block 7, LLC	$26,576	$27,047	$3,488	$3,676	$30,064	$30,723
BSE/AH Blacksburg Hotel, LLC	10,663	11,263	893	814	11,556	12,077
	$37,239	$38,310	$4,381	$4,490	$41,620	$42,800

(1)	Represents the Company's maximum exposure to loss should the loss be caused by the Company.

BARCELÓ PORTFOLIO (Predecessor)
NOTES TO THE COMBINED FINANCIAL STATEMENTS

Below is the condensed statements of operations for TCA Block 7, LLC for the years ended December 31, 2013 and 2012:

TCA BLOCK 7, LLC
CONDENSED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2013 AND 2012
(in thousands)

	2013	2012
Hotel revenue	$11,232	$11,249
Hotel departmental expenses	(7,718)	(7,674)
Depreciation and amortization	(894)	(2,184)
Insurances, taxes, fees and owners’ expense	(1,392)	(1,214)
Operating income/(loss)	1,228	177
Interest income	2	4
Interest expense	(1,429)	(1,455)
Net loss	$(199)	$(1,274)
Company’s share of net loss	$(61)	$(389)
Additional amortization expense(1)	(83)	(83)
Company’s loss from investment	$(144)	$(472)

(1)
Amortization of the purchase price of the Company’s original interest in TCA Block 7, LLC, less the Company’s share of the partnership’s accumulated deficit, which resulted in a basis difference of $3.4 million.

Below is the condensed statements of operations for BSE/AH Blacksburg Hotel, LLC for the years ended December 31, 2013 and 2012:
BSE/AH BLACKSBURG HOTEL, LLC
CONDENSED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2013 AND 2012
(in thousands)

	2013	2012
Hotel revenue	$4,440	$4,190
Hotel departmental expenses	(2,568)	(2,508)
Depreciation and amortization	(708)	(690)
Insurances, taxes, fees and owners’ expense	(370)	(343)
Operating income	794	649
Interest expense	(465)	(522)
Net income	$329	$127
Company’s share of net income	$79	$30
4. Leases
In October 2001, the Company, through CC Technology Square LLC, (the "Lessee") entered into an operating lease agreement to lease the Georgia Tech Hotel and Conference Center, which opened in August 2003. The lease term has an initial term of 30 years from the opening date, with a 10-year extension option. The lease requires Lessee to pay rent equal to (i) a fixed minimum rent plus (ii) an additional rent based upon a specified percentage of revenues to the extent they exceed a specified threshold. BCC guarantees Lessee’s payment of base rent under the lease up to a maximum of $8.2 million over the life of the lease agreement. Once the guaranty cap is reached, the guaranty terminates and BCC has no further liability under the guaranty. The Lessee is responsible for paying all of the hotel operating expenses including all personnel costs, impositions, utility charges, insurance premiums, and payments for funding furniture, fixtures and equipment reserves. Rent expense for the Georgia Tech Hotel and Conference Center for the years ended December 31, 2013 and 2012 was $4.3 million each year.

BARCELÓ PORTFOLIO (Predecessor)
NOTES TO THE COMBINED FINANCIAL STATEMENTS

The future minimum rental commitments for the Georgia Tech Hotel and Conference Center are as follows:

Years ending December 31,	Minimum Rental Commitments
(In thousands)
2014	$4,400
2015	4,400
2016	4,400
2017	4,400
2018	4,400
Thereafter	64,533
$86,533

BARCELÓ PORTFOLIO (Predecessor)
NOTES TO THE COMBINED FINANCIAL STATEMENTS

5. Mortgage Notes Payable
The Company’s mortgage notes payable as of December 31, 2013 and 2012 consist of the following:

	Outstanding Mortgage Notes Payable
Encumbered Property	December 31, 2013	December 31, 2012	Interest Rate	Payment	Maturity
	(In thousands)	(In thousands)
Baltimore Courtyard & Providence Courtyard(1)	$41,449	$38,400	4.55% plus the greater of (i) three-month LIBOR or (ii) a LIBOR floor of 0.50%(2)	Principal and Interest	January 2016(3)

(1)	Cross-collateralized and guaranteed by the Company

(2)	5.05% at December 31, 2013 and December 31, 2012

(3)	Extendable for two 12-month terms subject to criteria outlined in the loan agreement
Interest expense related to mortgage notes payable was $2.1 million and $2.4 million for the years ended December 31, 2013 and 2012, respectively. Total interest expense included loan guarantee fees of $0.3 million for the year ended December 31, 2012. There were no such fees in 2013.
During 2013, there were additional borrowings totaling $3.4 million under the Company’s mortgage notes payable agreement with General Electric Capital Corporation for the purpose of funding hotel renovations at both the Baltimore Courtyard and the Providence Courtyard. The renovations were completed in 2013.
Principal payments under the mortgage note payable for 2014, 2015 and 2016 are $0.5 million, $0.5 million and $40.4 million, respectively.
Upon loan refinancing in December 2012, costs of $1.0 million associated with the new debt were capitalized, the amortization of which began in December 2012. Accumulated amortization for deferred loan costs was $0.2 million as of December 31, 2013.
6. Interest Rate Swap Agreements
The Company may use derivative financial instruments, including interest rate swaps, caps, options, floors and other interest rate derivative contracts, to hedge all or a portion of the interest rate risk associated with its borrowings. The principal objective of such arrangements is to minimize the risks and/or costs associated with the Company's operating and financial structure as well as to hedge specific anticipated transactions. The Company does not intend to utilize derivatives for speculative or other purposes other than interest rate risk management. The use of derivative financial instruments carries certain risks, including the risk that the counterparties to these contractual arrangements are not able to perform under the agreements. To mitigate this risk, the Company only enters into derivative financial instruments with counterparties with high credit ratings and with major financial institutions with which the Company and its affiliates may also have other financial relationships. The Company does not anticipate that any of the counterparties will fail to meet their obligations.

The Company's objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish these objectives, the Company primarily uses interest rate swaps and caps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Interest rate caps designated as cash flow hedges involve the receipt of variable-rate amounts if interest rates rise above the cap strike rate on the contract.

BARCELÓ PORTFOLIO (Predecessor)
NOTES TO THE COMBINED FINANCIAL STATEMENTS

Under the terms of the two loan agreements entered into in 2008 and repaid in full during the year ended December 31, 2012, BCC was required to establish interest rate protection. BCC entered into two interest rate swap contracts with each of the financial institutions on February 27, 2009, to be effective on January 12, 2010. Under the two loan agreements, interest was based on a variable interest rate equal to three-month LIBOR plus a spread of 1.25%; under the interest rate swap agreements, LIBOR was fixed at 2.95%, resulting in an effective rate of 4.20%.
The original notional value of each swap was $75 million, or one half of the related loan origination amount of $151 million. The fair value of the interest rate swaps, the resulting change in their fair value and payments under their arrangements have been allocated in the combined financial statements based on the amount of debt allocated to the Baltimore Courtyard and Providence Courtyard hotels. Within these combined financial statements, the swaps are not considered to be effective hedges of the underlying debt and therefore the change in fair value of these instruments has been recorded in the Statement of Operations.
The Company transferred 67.5% of the notional amount of the interest rate swap liability to BCC’s parent for an agreed upon amount of $1.3 million in October 2012. In December 2012, in connection with the refinancing of the mortgage notes payable, the Company transferred the remaining 32.5% of the interest rate swap notional amount to BCC’s parent for an agreed upon amount of $2.9 million. The transfers were accounted for as non-cash contributions from BCC’s parent.
7. Accounts Payable and Accrued Expenses
The following is a summary of the components of accounts payable and accrued expenses:

	December 31, 2013	December 31, 2012
	(In thousands)	(In thousands)
Accounts payable and accrued expenses	$2,745	$2,623
Accrued salaries and related liabilities	819	1,144
Georgia Tech Hotel lease obligation	1,733	1,712
	$5,297	$5,479
8. Members’ Equity
Transactions with BCC have been considered to be capital contributions or distributions accordingly.
During 2012, the liability associated with the Company's interest rate swaps of $4.2 million was transferred to the members and has been treated as a non-cash contribution on the associated statement of cash flows for the year ended December 31, 2012.
In 2012, BCC contributed $2.2 million to TCA Block 7, LLC, which was treated as a capital contribution.
9. Fair Value Measurements
In accordance with ASC 820, certain assets and liabilities are recorded at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability between market participants in an orderly transaction on the measurement date. The market in which the reporting entity would sell the asset or transfer the liability with the greatest volume and level of activity for the asset or liability is known as the principal market. When no principal market exists, the most advantageous market is used. This is the market in which the reporting entity would sell the asset or transfer the liability with the price that maximizes the amount that would be received or minimizes the amount that would be paid. Fair value is based on assumptions market participants would make in pricing the asset or liability. Generally, fair value is based on observable quoted market prices or derived from observable market data when such market prices or data are available. When such prices or inputs are not available, the reporting entity should use valuation models.
The Company’s financial instruments recorded at fair value on a recurring basis are categorized based on the priority of the inputs used to measure fair value. The inputs used in measuring fair value are categorized into three levels, as follows:

BARCELÓ PORTFOLIO (Predecessor)
NOTES TO THE COMBINED FINANCIAL STATEMENTS

•	Level 1 - Inputs that are based upon quoted prices for identical instruments traded in active markets. The Company’s Level 1 instruments primarily include investments.

•
Level 2 - Inputs that are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar investments in markets that are not active, or models based on valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the investment.

•
Level 3 - Inputs that are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques that include option pricing models, discounted cash flow models, and similar techniques.

The determination of where an asset or liability falls in the hierarchy requires significant judgment and considers factors specific to the asset or liability. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety.
The Company is required to disclose the fair value of financial instruments which it is practicable to estimate. The fair value of cash, accounts receivable and accounts payable and accrued expenses approximate their carrying amounts due to the relatively short maturity of these items. The following table shows the carrying values and the fair values of material non-current liabilities that qualify as financial instruments, determined in accordance with the authoritative guidance for disclosures about fair value of financial instruments:

	December 31, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)	(In thousands)	(In thousands)	(In thousands)
Mortgage notes payable	$41,449	$38,921	$38,400	$38,400
The fair value of the notes payable was determined using the discounted cash flow method and applying current market rates and is classified as level 3 under the fair value hierarchy.
10. Related Party Transactions
The following is a summary of related party transactions:

	Year Ended December 31, 2013	Year Ended December 31, 2012
	(In thousands)	(In thousands)
Management fee expense	$1,471	$1,419
Reimbursable expenses	974	1,156
Loan guarantee fees expense	—	345
Total related party expense	$2,445	$2,920

	December 31, 2013	December 31, 2012
	(In thousands)	(In thousands)
Management fee payable	$119	$81
Reimbursable payable	39	52
Total related party payable	$158	$133

The Company has entered into property management contracts with CHR to manage the Company’s wholly-owned properties, the Company’s leased hotel and conference center and the two hotels that the Company has an equity interests in through joint ventures. Management fees generally equal approximately 3.0% to 4.0% of the monthly gross receipts from the

BARCELÓ PORTFOLIO (Predecessor)
NOTES TO THE COMBINED FINANCIAL STATEMENTS

properties managed by CHR. The Company reimburses the costs and expenses incurred by CHR on the Company’s behalf, including legal, travel and other out-of pocket expenses that are directly related to the management of specific properties.
Loan guarantee fees are payable to the parent company of BCC.
11. Quarterly Results (unaudited)

The following is a summary of quarterly results of operations for the years ended December 31, 2013 and 2012:

	Quarters Ended
(In thousands)	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
Total revenues	$8,776	$10,988	$10,413	$9,620
Net Profit/(Loss)	$(971)	$978	$468	$(370)

	Quarters Ended
(In thousands)	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
Total revenues	$9,371	$10,725	$10,227	$9,462
Net Profit/(Loss)	$(685)	$849	$(191)	$(843)

12. Subsequent Events
The Company has evaluated subsequent events through March 31, 2014, the date that the combined financial statements were available to be issued and determined that there have not been any events that have occurred that would require adjustments to disclosures in the combined financial statements except for the following transactions
On March 21, 2014, ARC Hospitality, closed on the acquisition of the Barceló Portfolio for an aggregate contract purchase price of $106.5 million, exclusive of closing costs. The acquisition consists of three wholly-owned hospitality assets; the Baltimore Courtyard, the Providence Courtyard, the Stratford Homewood Suites, the Georgia Tech Hotel which is subject to an operating lease, and equity interests in joint ventures that own two hotels; the Westin Virginia Beach and the Hilton Garden Inn Blacksburg. In connection with the acquisition, the Company's mortgage notes payable were repaid in full.

BARCELÓ PORTFOLIO (Predecessor)
SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2013
(In thousands)

				Initial Cost			Cost Capitalized Subsequent to Acquisitions	Gross Amount Carried at End of Period(2)				Accumulated Depreciation 12/31/2012 (3)	Date of Construction or Acquisition
Property	Location	Encumbrances		Land	Building	FF&E		Land and Improvements	Building and Improvements	FF&E	Total 12/31/13
Baltimore Courtyard	Baltimore, MD	$—	(1)	$7,050	$52,200	$4,100	$2,810	$7,050	$54,424	$4,686	$66,160	$12,431	2007
Providence Courtyard	Providence, RI	—	(1)	6,546	44,439	4,320	5,215	6,546	47,445	6,529	60,521	14,297	2007
Stratford Homewood Suites	Stratford, CT	—		2,223	9,314	243	9,071	2,282	16,487	2,082	20,850	4,662	2007
Encumbrances allocated based on note below		41,449
Total		$41,449		$15,819	$105,953	$8,663	$17,096	$15,878	$118,356	$13,297	$147,531	$31,390

(1)	These properties collateralize a $41.5 million mortgage note payable of which $41.5 million was outstanding as of December 31, 2013.

(2)	The aggregate cost of land, building and improvements, and FF&E for U.S. federal income tax purposes as of December 31, 2013 is $125.8 million.

(3)
Depreciation is computed using the straight-line method over the estimated useful lives of up to thirty-nine-and-a-half years for buildings and three to ten years for furniture, fixtures and equipment.

BARCELÓ PORTFOLIO (Predecessor)
SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION
(In thousands)

A summary of activity for real estate and accumulated depreciation is as follows:

	Year Ended December 31,
	2013	2012
REAL ESTATE:
Balance at beginning of year	$144,843	$144,024
Additions	3,436	822
Disposition of property	(748)	(3)
Balance at end of year	$147,531	$144,843
ACCUMULATED DEPRECIATION:
Balance at beginning of year	$26,959	$21,791
Depreciation expense	5,105	5,169
Disposition of property	(674)	(1)
Balance at end of year	$31,390	$26,959