Form 10-Q
period 2014-03-31
American Realty Capital Hospitality Trust, Inc.
filed 2014-05-15
CIK 1583077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 333-190698
AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.
(Exact Name of Registrant as Specified in its Charter)

Maryland	80-0943668
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

405 Park Avenue., 15th Floor New York, New York	10022
(Address of Principal Executive Office)	(Zip Code)

(212) 415-6500
(Registrant’s Telephone Number, Including Area Code)

Not applicable
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐
No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of the registrant's common stock, $0.01 par value, outstanding as of April 30, 2014 was 232,303.

1

Page
PART I
Item 1. Condensed Consolidated Financial Statements	1
Condensed Consolidated Balance Sheets as of March 31, 2014 (Unaudited) and December 31, 2013	1
Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited) for the Successor for the Period from March 21 to March 31, 2014 and for the Predecessor for the Period from January 1 to March 20, 2014 and for the Three Months Ended March 31, 2013	2
Condensed Consolidated Statement of Changes in Equity (Deficit) (Unaudited) for the Three Months Ended March 31, 2014	3
Condensed Consolidated Statements of Cash Flows (Unaudited) for the Successor for the period from March 21 to March 31, 2014 and for the Predecessor for the Period from January 1 to March 20, 2014 and for the Three Months Ended March 31, 2013	4
Notes to Condensed Consolidated Financial Statements (Unaudited)	5
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3. Quantitative and Qualitative Disclosures About Market Risk	33
Item 4. Controls and Procedures	34
PART II
Item 1. Legal Proceedings	35
Item 1A. Risk Factors	35
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	35
Item 3. Defaults Upon Senior Securities	35
Item 4. Mine Safety Disclosures	35
Item 5. Other Information	35
Item 6. Exhibits	36
Signatures	38

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)

	Successor	Predecessor
	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS
Real estate investments:
Land	$12,133	$15,878
Buildings and improvements	78,335	118,356
Leasehold improvements	8,246	—
Furniture, fixtures and equipment	4,793	13,297
Total real estate investments	103,507	147,531
Less: accumulated depreciation and amortization	(122)	(31,390)
Total real estate investments, net	103,385	116,141
Cash and cash equivalents	3,644	10,520
Restricted cash	2,669	1,522
Investments in unconsolidated entities	5,000	4,381
Prepaid expenses and other assets	3,003	1,830
Deferred financing fees, net	1,598	848
Total Assets	$119,299	$135,242

LIABILITIES AND EQUITY (DEFICIT)
Mortgage note payable	$45,500	$41,449
Promissory notes payable	64,849	—
Accounts payable and accrued expenses	10,118	5,297
Due to affiliate	3,214	—
Total liabilities	123,681	46,746
Equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized, 142,559 and 8,888 shares issued and outstanding, respectively	1	—
Additional paid-in capital	905	—
Deficit	(5,288)	—
Members' equity	—	88,496
Total equity (deficit)	(4,382)	88,496
Total Liabilities and Equity (Deficit)	$119,299	$135,242

The accompanying notes are an integral part of this statement.

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for share and per share data)
(Unaudited)

	Successor	Predecessor
	For the Period from March 21 to March 31, 2014	For the Period from January 1 to March 20, 2014	Three Months Ended March 31, 2013
Revenues
Rooms	$965	$6,026	$6,553
Food and beverage	231	1,543	1,509
Other	124	676	714
Total revenue	1,320	8,245	8,776
Operating expenses
Rooms	203	1,405	1,496
Food and beverage	136	1,042	1,139
Management fees - related party	46	289	309
Other property-level operating expenses	507	3,490	3,708
Depreciation and amortization	122	994	1,283
Rent	130	933	1,062
Total operating expenses	1,144	8,153	8,997
Income from operations	176	92	(221)
Interest expense	(212)	(531)	(539)
Acquisition and transaction related costs	(4,458)	—	—
Equity in losses of unconsolidated affiliates	—	(166)	(211)
General and administrative	(690)	—	—
Total expenses	(5,360)	(697)	(750)
Net loss before taxes	(5,184)	(605)	(971)
Provision for income tax	(98)	—	—
Net loss and comprehensive income	$(5,282)	$(605)	$(971)

Basic and diluted net loss per share	$(76.97)	NA	NA
Basic and diluted weighted average shares outstanding	68,622	NA	NA

NA - not applicable

The accompanying notes are an integral part of this statement.

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (DEFICIT)
(In thousands, except for share data)
(Unaudited)

	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)	Members' Equity	Total
Balance, December 31, 2013	8,888	$—	$200	$(6)	$194	$88,496	$88,690
Issuance of common stock	105,609	1	2,417	—	2,418	—	2,418
Net loss	—	—	—	—	—	(605)	(605)
Distributions	—	—	—	—	—	(800)	(800)
Common stock offering costs, commissions and dealer manager fees	—	—	(1,529)	—	(1,529)	—	(1,529)
Balance, March 20, 2014	114,497	1	1,088	(6)	1,083	87,091	88,174
Proceeds received from Successor for the assets of Predecessor	—	—	—	—	—	(87,091)	(87,091)
Issuance of common stock	28,062	—	701	—	701	—	701
Net loss	—	—	—	(5,282)	(5,282)	—	(5,282)
Share-based compensation	—	—	4	—	4	—	4
Common stock offering costs, commissions and dealer manager fees	—	—	(888)	—	(888)	—	(888)
Balance, March 31, 2014	142,559	$1	$905	$(5,288)	$(4,382)	$—	$(4,382)

The accompanying notes are an integral part of this statement.

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Successor	Predecessor
	For the Period from March 21 to March 31, 2014	For the Period from January 1 to March 20, 2014	Three Months Ended March 31, 2013
Cash flows from operating activities:
Net loss	$(5,282)	$(605)	$(971)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	122	994	1,283
Amortization of deferred financing costs	—	75	51
Equity in losses of unconsolidated affiliates	—	166	211
Share-based compensation	4	—	—
Changes in assets and liabilities:
Prepaid expenses and other assets	(689)	(581)	13
Accounts payable and accrued expenses	5,468	(605)	404
Net cash (used in) provided by operating activities	(377)	(556)	991

Cash flows from investing
Acquisition of predecessor hotel assets	(44,636)	—	—
Purchases of property and equipment	—	(83)	(2,432)
Proceeds from sale of property and equipment	—	—	—
(Increase) decrease in restricted cash	(2,050)	(468)	1,607
Net cash used in investing activities	(46,686)	(551)	(825)

Cash flows from financing activities:
Proceeds from issuance of common stock	3,119	—	—
Contributions from members	—	—	200
Distributions to members	—	(800)	(366)
Affiliate financing advancement	2,570	—	—
Payments of offering costs	(659)	—	—
Payments of mortgage note payable	—	(137)	(54)
Proceeds from mortgage note payable	45,500	—	505
Proceeds from promissory notes payable	1,775	—	—
Deferred financing fees	(1,598)	—	(5)
Net cash provided by (used in) financing activities	50,707	(937)	280

Net change in cash	3,644	(2,044)	446
Cash and cash equivalents, beginning of period	—	10,520	7,652
Cash and cash equivalents, end of period	$3,644	$8,476	$8,098

Supplemental disclosure on non-cash investing and financing activities:
Interest paid (net refunded)	$87	$458	$(26)
Reclassification of deferred offering costs to Additional Paid-in Capital	$1,505	$—	$—
Offering costs in accrued expenses	$916	$—	$—
Seller financed purchase of property and equipment	$58,074	$—	$—
Seller financed investment in unconsolidated entities	$5,000	$—	$—
Contingent consideration on acquisition	$2,261	$—	$—
Distribution to member by unconsolidated affiliate	$—	$—	$44
The accompanying notes are an integral part of this statement.

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

Note 1 — Organization
American Realty Capital Hospitality Trust, Inc. (the “Company”) was incorporated on July 25, 2013 as a Maryland corporation and intends to qualify as a real estate investment trust for U.S. federal income tax purposes (“REIT”) beginning with the taxable year ending December 31, 2014. The Company was formed primarily to acquire a diversified portfolio of income-producing real estate properties, focusing predominantly on lodging properties in the midscale limited service, extended stay, select service, upscale select service, and upper upscale full service segments within the hospitality sector. The Company will have no limitation as to the brand of franchise or license with which the Company's hotels will be associated. All such properties may be acquired by the Company alone or jointly with another party. The Company may also originate or acquire first mortgage loans secured by real estate. As of March 31, 2014, the Company has acquired interests in six hotels through fee simple, leasehold or joint venture interests.
On January 7, 2014, the Company commenced its initial public offering ("IPO" or the "Offering") on a "reasonable best efforts" basis of up to 80,000,000 shares of common stock, $0.01 par value per share, at a price of $25.00 per share, subject to certain volume and other discounts, pursuant to a registration statement on Form S-11 (File No. 333-190698), as amended (the "Registration Statement"), filed with the U.S. Securities and Exchange Commission (the "SEC") under the Securities Act of 1933, as amended (the "Securities Act"). The Registration Statement also covered up to 21,052,631 shares of common stock available pursuant to a distribution reinvestment plan (the "DRIP") under which our common stockholders may elect to have their distributions reinvested in additional shares of our common stock at a price initially equal to $23.75 per share, which was 95% of the offering price in our IPO.
Until the filing of the Company's second quarterly financial filing with the SEC, pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act"), following the Company's acquisition of at least $2.0 billion in total investment portfolio assets, the per share purchase price in the IPO will be up to $25.00 per share (including the maximum allowed to be charged for commissions and fees) and shares issued under the DRIP will initially be equal to $23.75 per share, which is 95% of the initial offering price in the IPO. Thereafter, the per share purchase price will vary quarterly and will be equal to the Company's net asset value ("NAV") per share plus applicable commissions and fees, and the per share purchase price in the DRIP will be equal to the NAV per share. On February 3, 2014, the Company received and accepted subscriptions in excess of the minimum offering amount of $2.0 million in offering proceeds, broke escrow and issued shares of common stock to initial investors who were admitted as stockholders. As of March 31, 2014, the Company had 142,559 shares of stock outstanding, including unvested restricted shares and had received total gross proceeds from the IPO of approximately $3.3 million. As of March 31, 2014, the aggregate value of all the common stock outstanding was $3.6 million based on a per share value of $25.00 (or $23.75 for shares issued under the DRIP). Until the filing of the Company's second quarterly financial filing with the SEC, pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act"), following the Company's acquisition of at least $2.0 billion in total investment portfolio assets, the per share purchase price in the IPO will be up to $25.00 per share (including the maximum allowed to be charged for commissions and fees) and shares issued under the DRIP will initially be equal to $23.75 per share, which is 95% of the initial offering price in the IPO. Thereafter, the per share purchase price will vary quarterly and will be equal to the Company's net asset value ("NAV") per share plus applicable commissions and fees, and the per share purchase price in the DRIP will be equal to the NAV per share.
Substantially all of the Company's business is conducted through American Realty Capital Hospitality Operating Partnership, L.P. (the "OP"), a Delaware limited partnership. The Company is the sole general partner and holds substantially all of the units of limited partner interests in the OP ("OP Units"). Additionally, the Special Limited Partner contributed $2,020 to the OP in exchange for 90 OP Units, which represents a nominal percentage of the aggregate OP ownership. The holders of OP Units have the right to convert OP Units for the cash value of a corresponding number of shares of common stock or, at the option of the OP, a corresponding number of shares of common stock of the Company in accordance with the limited partnership agreement of the OP. The remaining rights of the limited partner interests are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP's assets.
The Company has no paid employees. The Company has retained American Realty Capital Hospitality Advisor, LLC ("the Advisor") to manage certain aspects of its affairs on a day-to-day basis. American Realty Capital Hospitality Properties, LLC (the "Property Manager") serves as the Company's property manager and the Property Manager has retained Crestline Hotels & Resorts, LLC (the "Sub Property Manager") to provide services, including locating investments, negotiating financing and operating certain of the Company's lodging properties. Realty Capital Securities, LLC (the "Deal Manager"), an entity under

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

common ownership with American Realty Capital IX, LLC, ("Sponsor"), serves as the dealer manager of the offering. The Advisor, Special Limited Partner, Property Manager, Sub Property Manager and Dealer Manager are related parties and receive fees, distributions and other compensation for services related to the Offering and the investment and management of the Company's assets.
Note 2 — Summary of Significant Accounting Policies
The accompanying condensed consolidated financial statements of the Company included herein were prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to this Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. All intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the period from January 1 to March 20, 2014 for Barceló Portfolio (the “Predecessor”) and for the period from March 21 to March 31, 2014 for the Company ("Successor") are not necessarily indicative of the results for the entire year or any subsequent interim period. Certain prior period amounts have been reclassified to conform to current period presentation.
These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2013, which are included in the Company's Annual Report on Form 10-K filed with the SEC on April 7, 2014.
Development Stage Company

On February 3, 2014, the Company raised proceeds sufficient to break escrow in connection with its IPO. The Company received and accepted aggregate subscriptions in excess of the minimum $2.0 million and issued shares of common stock to its initial investors who were admitted as stockholders. The Company purchased interests in six hotel properties and commenced operations on March 21, 2014, and as of such date was no longer considered to be a development stage company.
Principles of Consolidation and Basis of Presentation
The accompanying condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation. In determining whether the Company has a controlling financial interest in a joint venture and the requirement to consolidate the accounts of that entity, management considers factors such as ownership interest, authority to make decisions and contractual and substantive participating rights of the other partners or members as well as whether the entity is a variable interest entity for which the Company is the primary beneficiary.
The Predecessor represents hospitality assets and operations owned by Barceló Crestline Corporation and its consolidated subsidiaries (“BCC”), which historically have been maintained in various legal entities. Historically, financial statements have not been prepared for the Predecessor as a discrete stand-alone entity. The accompanying condensed consolidated financial statements for the Predecessor as of December 31, 2013 and for the period from January 1 to March 20, 2014 have been derived from the historical accounting records of BCC and reflect the assets, liabilities, revenue and expenses directly attributable to the Predecessor, as well as allocations deemed reasonable by management, to present the combined financial position, results of operations, changes in equity, and cash flows of the Predecessor on a stand-alone basis. Included in the accompanying condensed consolidated statement of operations for the period from March 21 to March 31, 2014 is $0.2 million of costs related to the Company for the period from January 1 to March 20, 2014.
Use of Estimates
The preparation of the accompanying condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management makes significant estimates regarding revenue recognition, purchase price allocations to record investments in real estate, real estate taxes and derivative financial instruments and hedging activities, as applicable.

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

Real Estate Investments
The Company allocates the purchase price of properties acquired in business combinations to tangible and identifiable intangible assets acquired based on their respective fair values at the date of acquisition. Tangible assets include land, land improvements, buildings and fixtures. The Company utilizes various estimates, processes and information to determine the property value. Estimates of value are made using customary methods, including data from appraisals, comparable sales, discounted cash flow analysis and other methods. Amounts allocated to land, land improvements, buildings and fixtures are based on cost segregation studies performed by independent third parties or on the Company’s analysis of comparable properties in the Company’s portfolio. Identifiable intangible assets and liabilities, as applicable, are typically related to contracts, including ground lease agreements and hotel management agreements, which will be recorded at fair value.
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
Investments in real estate that are not considered to be business combinations are recorded at cost. Improvements and replacements are capitalized when they extend the useful life of the asset. Costs of repairs and maintenance are expensed as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of up to 40 years for buildings, 15 years for land improvements, five years for fixtures and the shorter of the useful life or the remaining lease term for leasehold interests.
The Company is required to make subjective assessments as to the useful lives of the Company’s properties for purposes of determining the amount of depreciation to record on an annual basis with respect to the Company’s investments in real estate. These assessments have a direct impact on the Company’s net income because if the Company were to shorten the expected useful lives of the Company’s investments in real estate, the Company would depreciate these investments over fewer years, resulting in more depreciation expense and lower net income on an annual basis.
The Company is required to present the operations related to properties that have been sold or properties that are intended to be sold as discontinued operations in the statement of operations at fair value for all periods presented to the extent the disposal of a component represents a strategic shift that has or will have a major effect on the Company’s operations and financial results.
Impairment of Long Lived Assets and Investments in Unconsolidated Entities
When circumstances indicate the carrying value of a property may not be recoverable, the Company will review the asset for impairment. This review will be based on an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property’s use and eventual disposition. The estimates will consider factors such as expected future operating income, market and other applicable trends and residual value, as well as the effects of demand, competition and other factors. If impairment exists, due to the inability to recover the carrying value of a property, an impairment loss will be recorded to the extent that the carrying value exceeds the estimated fair value of the property for properties to be held and used. For properties held for sale, the impairment loss will be the adjustment to fair value less estimated cost to dispose of the asset. These assessments will have a direct impact on net income because recording an impairment loss results in an immediate negative adjustment to net income. No such impairment losses were recorded in the periods presented.
Cash and Cash Equivalents
Cash includes cash in bank accounts as well as investments in highly-liquid money market funds with original maturities of three months or less. The Company deposits cash with high quality financial institutions. These deposits are guaranteed by the Federal Deposit Insurance Company ("FDIC) up to an insurance limit. As of March 31, 2014 the Company had a cash balance of $3.6 million.

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

Restricted Cash
Restricted cash consists of amounts required under loan covenants and franchise agreements for future capital improvements to owned assets. Accordingly, changes in restricted cash are treated as investing activities for purposes of the statement of cash flows.
Deferred Financing Costs
Deferred financing costs represent commitment fees, legal fees and other costs associated with obtaining commitments for financing. These costs are amortized over the terms of the respective financing agreements using the effective interest method. Unamortized deferred financing costs are expensed when the associated debt is refinanced or repaid before maturity. Costs incurred in seeking financial transactions that do not close are expensed in the period in which it is determined that the financing will not be successful.
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
Derivative Instruments
The Company may use derivative financial instruments to hedge all or a portion of the interest rate risk associated with its borrowings. Certain of the techniques used to hedge exposure to interest rate fluctuations may also be used to protect against declines in the market value of assets that result from general trends in debt markets. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. The principal objective of such agreements is to minimize the risks and/or costs associated with the Company’s operating and financial structure as well as to hedge specific anticipated transactions.
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
The accounting for subsequent changes in the fair value of these derivatives depends on whether each has been designed and qualifies for hedge accounting treatment. If the Company elects not to apply hedge accounting treatment, any changes in the fair value of these derivative instruments is recognized immediately in gains (losses) on derivative instruments in the accompanying condensed consolidated statement of operations. If the derivative is designated and qualifies for hedge accounting treatment, the change in the estimated fair value of the derivative is recorded in other comprehensive income (loss) to the extent that it is effective. Any ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings. The Company has not entered into any derivative instruments as of March 31, 2014 and the Predecessor had not entered into any derivative instruments as of December 31, 2013.

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

Revenue Recognition
Hotel revenue is recognized as earned, which is generally defined as the date upon which a guest occupies a room or utilizes the hotel services.
Share-Based Compensation
The Company expects to have a stock-based incentive award plan, which is accounted for under the guidance for share based payments. The expense for such awards will be included in general and administrative expenses and is recognized over the vesting period or when the requirements for exercise of the award have been met (See Note 14 — Share-Based Payments).
Income Taxes
The Company intends to elect and qualify to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code commencing with its tax year ending December 31, 2014. If the Company qualifies for taxation as a REIT, it generally will not be subject to federal corporate income tax as long as it distributes all of its REIT taxable income to its stockholders and complies with various other organizational and operational requirements applicable to it as a REIT. Even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income. The Company's hotels are leased to a TRS which is a wholly owned subsidiary of the OP. The TRS is subject to federal, state and local income taxes.
Earnings/Loss per Share
The Company calculates basic income per share by dividing net income for the period by weighted-average shares of its common stock outstanding for a respective period. Diluted income per share takes into account the effect of dilutive instruments, such as stock options and unvested restricted stock, but uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted-average number of shares outstanding.
Advertising Costs
The Company expenses advertising costs as incurred. These costs were $0.1 million combined between the Predecessor and the Company for the period from January 1 to March 20, 2014 and for the period from March 21 to March 31, 2014. These costs were $0.1 million for the Predecessor for the three months ended March 31, 2013.
Allowance for Doubtful Accounts
Receivables consist principally of trade receivables from customers, are generally unsecured and are due within 30 to 90 days and are included as a component of prepaid expenses and other assets in the accompanying condensed consolidated balance sheets. The Company records a provision for uncollectible accounts using the allowance method. Expected credit losses associated with trade receivables are recorded as an allowance for doubtful accounts. The allowance for doubtful accounts is estimated based upon historical patterns of credit losses for aged receivables as well as specific provisions for certain identifiable, potentially uncollectible balances. When internal collection efforts on accounts have been exhausted, the accounts are written off and the associated allowance for doubtful accounts is reduced. Trade receivable balances, net of the allowance for doubtful accounts, are included in prepaid expenses and other assets in the accompanying condensed consolidated financial statements, and are as follows (in thousands):

	Successor	Predecessor
	March 31, 2014	December 31, 2013
Trade receivables	$653	$788
Allowance for doubtful accounts	(19)	(26)
Trade receivables, net of allowance	$634	$762

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

Reportable Segments
The Company has determined that it has one reportable segment, with activities related to investing in real estate. The Company’s investments in real estate generate room revenue and other income through the operation of the properties, which comprise 100% of total consolidated revenues. Management evaluates the operating performance of the Company’s investments in real estate on an individual property level.
Recently Issued Accounting Pronouncements
In April 2014, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) 2014-08 Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360) - Reporting Discontinued Operations and Disclosure of Disposal of Components of an Entity (“ASU 2014-08 Reporting for Discontinued Operations.”) Under this standard, a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations only if the disposal represents a strategic shift that has, or will have, a major effect on an entity’s operations and financial results.  In addition, it requires an entity to present, for each comparative period, the assets and liabilities of a disposal group that includes a discontinued operation separately in the asset and liability sections, respectively, of the statement of financial position. As a result, the operations of sold properties through the date of their disposal will be included in continuing operations, unless the sale represents a strategic shift. However, the gain or loss on the sale of a hotel will be reported separately below income from continuing operations. We adopted this standard as of January 1, 2014. No prior year restatements are permitted for this change in policy. For purposes of earnings per share calculation, beginning in 2014 gains and losses on property sales will be included in continuing operations.
Note 3 - Real Estate Investments
On March 21, 2014, the Company closed on the acquisition of interests in six hotels through fee simple, leasehold or joint venture interests (the "Hotels"), which established a new basis of accounting in the acquired assets. The aggregate purchase price of approximately $110.0 million, exclusive of closing costs, $3.0 million of which is not due until March 21, 2015 and $0.5 million of which is not due until March 21, 2016. The Hotels consist of three wholly-owned hotel assets, the Baltimore Courtyard Inner Harbor Hotel (the “Baltimore Courtyard”), the Courtyard Providence Downtown Hotel (the “Providence Courtyard”), the Stratford Homewood Suites, the Georgia Tech Hotel & Conference Center which is subject to an operating lease, and equity interests in joint ventures that own two hotels, the Westin Virginia Beach and the Hilton Garden Inn Blacksburg. Included as part of the acquisition is contingent consideration payable to BCC based on the operating results of the Baltimore Courtyard, Providence Courtyard and Stratford Homewood Suites. The fair value of this consideration of $2.3 million, the deferred consideration due in 2015 and 2016 of $3.2 million and the liabilities assumed in the acquisition of $1.5 million are included in accounts payable and accrued expenses on the accompanying condensed consolidated balance sheet.
The following table presents the allocation of the assets acquired and liabilities assumed by the Company as of March 21, 2014 (in thousands):

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

Successor
As of March 21, 2014
Assets acquired and liabilities assumed
Land	$12,133
Buildings and improvements	78,335
Leasehold improvements	8,246
Furniture, fixtures, and equipment	4,793
Restricted cash	619
Investment in unconsolidated entities	5,000
Prepaid expenses and other assets	2,314
Accounts payable and accrued expenses	(1,469)
Total assets acquired and liabilities assumed	109,971
Contingent consideration on acquisition	(2,261)
Seller financed purchase of property and equipment	(58,074)
Seller financed investment in unconsolidated entities	(5,000)
Total assets acquired, net	$44,636
The Company is still finalizing the valuation of the fair value of certain tangible and intangible assets acquired and as additional information is obtained, adjustments may be made to the preliminary price allocation. Pro forma information as if the acquisitions during the three months ended March 31, 2014, had been consummated on January 1, 2013 has not been presented as the results for the Predecessor for the three months ended March 31, 2013 and for the three months ended March 31, 2014 are included in the condensed consolidated statements of operations.
Note 4 - Variable Interest Entities and Investments in Unconsolidated Affiliates
The Company's accompanying condensed consolidated financial statements and the Predecessor's consolidated financial statements include investments in (i) an entity that owns The Westin Virginia Beach and (ii) an entity that owns The Hilton Garden Inn Blacksburg.

As of March 31, 2014 and December 31, 2013, the Company and the Predecessor, respectively, have a 24.00% non-controlling interest in BSE/AH Blacksburg Hotel, LLC, an entity established to own the assets of and operate a select-service hotel in Blacksburg, Virginia.  In addition, the Company and BCC are a party to a payment guaranty dated April 17, 2008.  This guarantee was provided in connection with a loan made by an unaffiliated lender to BSE/AH Blacksburg Hotel, LLC. The outstanding balance of the loan was $10.5 million and $10.7 million as of March 31, 2014 and December 31, 2013, respectively.

As of March 31, 2014 and December 31, 2013, the Company and the Predecessor, respectively, have a 30.53% non-controlling interest in TCA Block 7, LLC, an entity established to own the assets of and operate a full service hotel in Virginia Beach, Virginia. In addition, the Company and BCC are a party to a payment guaranty and a guaranty of non-recourse carve-out obligations. These guarantees were provided in connection with a loan made by an unaffiliated lender to TCA Block 7, LLC. The outstanding balance of the loan was $26.5 million and $26.6 million as of March 31, 2014 and December 31, 2013, respectively.

Under the First Amended and Restated Guaranty of Payment related to the construction loan for the Hilton Garden Inn Blacksburg, as of March 31, 2014 and December 31, 2013, the Company and BCC, respectively, are jointly liable to the lender, along with four other parties, for payment of any loan deficiencies. The guarantee remains in effect until the loan is repaid. Under the Construction Loan Indemnity, each of the joint venture owners of the hotel agrees to be responsible for its pro rata share of any liabilities under the guarantee described above, and to be 100% responsible for any liabilities caused by it. Thus, so long as each of the other parties remains solvent, the Company, should never be liable for anything more than its pro rata share of losses, or 100% of the losses it caused.

Under a Guaranty of Recourse Obligations related to the mortgage secured by the Westin Virginia Beach, as of March 31,

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

2014 and December 31, 2013, the Company and BCC, respectively, are jointly and severally liable, along with one other party, to the lender for repayment of the loan upon occurrence of events triggering non-recourse carve-out liability. And under the payment guaranty, the Company and BCC is jointly and severally liable, along with two other parties, for loan payment of any loan deficiencies, up to $7.0 million. Pursuant to the Permanent Loan Cross Indemnity, each of the joint venture partners is obligated to pay its pro rata share of any losses incurred by the parties to both of the aforementioned guarantees, except to the extent that any such loss is caused by one of those parties, in which case that party is responsible for 100% of the losses. Therefore, so long as each of the other parties remains solvent, the Company should never be liable for anything more than its pro rata share of losses, or 100% of the losses it caused. The guarantees remain in place until the loan is repaid. (See Note 15 - Subsequent Events)

The Company considers these entities to be VIEs. The Company has concluded it is not the primary beneficiary with the power to direct activities that most significantly impact economic performance of the entity, and accordingly, has not consolidated the entities. The Company has accounted for them under the equity method of accounting and included them in investments in unconsolidated affiliates in the accompanying condensed consolidated balance sheets.
The Company’s and Predecessor's investments in unconsolidated affiliates at March 31, 2014 and December 31, 2013, respectively, consist of the following (in thousands):

		Investment in Partnership		Loss
		Successor	Predecessor	Successor	Predecessor
Partnership	Ownership Interest	March 31, 2014	December 31, 2013	For the Period from March 21 to March 31, 2014	For the Period from January 1 to March 20, 2014	Three Months Ended March 31, 2013
BSE/AH Blacksburg Hotel, LLC	24.00%	$1,537	$893	$2	$(34)	$(25)
TCA Block 7, LLC	30.53%	3,463	3,488	(2)	(132)	(186)
		$5,000	$4,381	$—	$(166)	$(211)
During the three months ended March 31, 2013, BCC recorded a non-cash capital distribution of $0.04 million from TCA Block 7, LLC.
The maximum exposure to loss as a result of the Company’s and Predecessor's involvement with these VIEs as of March 31, 2014 and December 31, 2013, respectively, is as follows (in thousands):

	Partnership Loan Balance		Investment in Partnership		Partnership Maximum Exposure to Loss (1)
	Successor	Predecessor	Successor	Predecessor	Successor	Predecessor
Partnership	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
BSE/AH Blacksburg Hotel, LLC	10,513	10,663	1,537	893	12,050	11,556
TCA Block 7, LLC	26,490	26,576	3,463	3,488	29,953	30,064
	37,003	37,239	5,000	4,381	42,003	41,620

(1)	Represents the Company's maximum exposure to loss should the loss be caused by the Company.

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

Below is the condensed statements of operations for BSE/AH Blacksburg Hotel, LLC for the period from January 1 to March 20, 2014, for the period from March 21 to March 31, 2014 and for the three months ended March 31, 2013.

BSE/AH BLACKSBURG HOTEL, LLC
CONDENSED STATEMENTS OF OPERATIONS
(in thousands)

	Successor	Predecessor
	For the Period from March 21 to March 31, 2014	For the period from January 1 to March 20, 2014	Three Months Ended March 31, 2013
Hotel revenue	$127	$687	$910
Hotel departmental expenses	(75)	(504)	(635)
Depreciation and amortization	(21)	(157)	(179)
Insurance, taxes, fees and owners' expense	(11)	(73)	(85)
Operating income	20	(47)	11
Interest expense	(13)	(97)	(117)
Net income (loss)	$7	$(144)	$(106)
Company's share of net income (loss)	$2	$(35)	$(25)
Below is the condensed statements of operations for TCA Block 7, LLC for the period from January 1 to March 20, 2014, for the period from March 21 to March 31, 2014 and for the three months ended March 31, 2013.

TCA BLOCK 7, LLC
CONDENSED STATEMENTS OF OPERATIONS
(in thousands)

	Successor	Predecessor
	For the Period from March 21 to March 31, 2014	For the Period from January 1 to March 20, 2014	Three Months Ended March 31, 2013
Hotel revenue	$346	$2,070	$2,385
Hotel departmental expenses	(237)	(1,614)	(1,830)
Depreciation and amortization	(27)	(200)	(477)
Insurance, taxes, fees and owners' expense	(46)	(323)	(335)
Operating income	36	(67)	(257)
Interest income	—	—	1
Interest expense	(42)	(304)	(354)
Net loss	$(6)	$(371)	$(610)
Company's share of net loss	$(2)	$(113)	$(186)
Additional amortization expense (1)	—	(18)	—
Company's share of net loss	$(2)	$(131)	$(186)

(1)
Amortization of the purchase price of the Predecessor’s original interest in TCA Block 7, LLC, less the Predecessor’s share of the partnership’s accumulated deficit, which resulted in a basis difference of $3.4 million.

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

Note 5 - Leases
In October 2001, the Predecessor, through a wholly-owned subsidiary, CC Technology Square LLC, (the "Lessee") entered into an operating lease agreement to lease the Georgia Tech Hotel and Conference Center, which opened in August 2003. The lease term has an initial term of 30 years from the opening date, with a 10-year extension option. The lease requires Lessee to pay rent equal to (i) a fixed minimum rent plus (ii) an additional rent based upon a specified percentage of revenues to the extent they exceed a specified threshold. On March 21, 2014, the Company acquired the Predecessor's interest in the leasehold interests. The Company guarantees Lessee’s payment of base rent under the lease up to a maximum of $8.2 million over the life of the lease agreement. Once the guaranty cap is reached, the guaranty terminates and the Company has no further liability under the guaranty. The Lessee is responsible for paying all of the hotel operating expenses including all personnel costs, impositions, utility charges, insurance premiums, and payments for funding furniture, fixtures and equipment reserves. Rent expense for the Georgia Tech Hotel and Conference Center attributable to the Successor for the period from March 21 to March 31, 2014, and attributable to the Predecessor for the period from January 1 to March 20, 2014 and three months ended March 31, 2013, was $0.1 million, $0.9 million and $1.1 million for each period, respectively.
The future minimum rental commitments for the Georgia Tech Hotel and Conference Center are as follows (in thousands):

Years ending December 31,	Minimum Rental Commitments

April 1, 2014 - December 31, 2014	$3,300
2015	4,400
2016	4,400
2017	4,400
2018	4,400
Thereafter	64,533
$85,433

Note 6 - Mortgage Note Payable
The Company’s and the Predecessor's mortgage note payable as of March 31, 2014 and December 31, 2013 consist of the following, respectively (in thousands):

Successor
	Outstanding Mortgage Note Payable
Encumbered Property	March 31, 2014	Interest Rate	Payment	Maturity
Baltimore Courtyard & Providence Courtyard	$45,500	4.3%	Interest Only, Principal paid at Maturity	April 2019

Predecessor
	Outstanding Mortgage Note Payable
Encumbered Property	December 31, 2013	Interest Rate	Payment	Maturity
Baltimore Courtyard & Providence Courtyard	$41,449	4.55% plus the greater of (i) three-month LIBOR or (ii) a LIBOR floor of 0.50%(1)	Principal and Interest	January 2016

(1) 5.05% at December 31, 2013
The Predecessor's mortgage note payable was paid off concurrently with the acquisition of the Hotels by the Company. Interest expense related to mortgage note payable attributable to the Company for the period from March 21 to March 31, 2014 and attributable to the Predecessor for the period from January 1 to March 20, 2014 and three months ended March 31, 2013

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

was, $0.1 million, $0.5 million and 0.5 million, respectively.
Note 7 - Promissory Notes Payable
The Company’s promissory notes payable as of March 31, 2014 (in thousands):

Successor
	Outstanding Promissory Notes Payable
Use of Proceeds	March 31, 2014	Interest Rate	Payment	Maturity
Portfolio Owned Assets	$58,074	6.8%	Interest Only	(1)
Joint Venture Assets	5,000	6.8%	Interest Only	(1)
Property Improvement Plan	1,775	4.5%	Interest Only	March 2019
(1) - The maturity date of the Portfolio Owned Assets and Joint Venture Assets promissory notes is within ten business days upon American Realty Capital Hospitality Trust, Inc. raising common equity equal to or greater than $150.0 million.
The Portfolio Owned Assets and Joint Venture promissory notes are payable to BCC and the Property Improvement Plan promissory note is payable to the Sub Property Manager.
Interest expense related to promissory notes payable attributable to the Company for the period from March 21 to March 31, 2014 was $0.1 million.
There are no principal payments under the promissory notes payable for 2014 and 2015, unless the contingent payment feature mentioned above is satisfied.
Note 8 - Accounts Payable and Accrued Expenses
The following is a summary of the components of accounts payable and accrued expenses (in thousands):

	Successor	Predecessor
	March 31, 2014	December 31, 2013
Accounts payable and accrued expenses	$3,790	$2,745
Contingent consideration from acquisition	2,261	—
Deferred payment for acquisition	3,246	—
Accrued salaries and related liabilities	821	819
Georgia Tech Hotel lease obligation	—	1,733
	$10,118	$5,297
Note 9 - Common Stock
The Company had 142,559 shares and 8,888 shares of common stock outstanding and had received total proceeds of $3.3 million and $0.2 million as of March 31, 2014 and December 31, 2013, respectively.
On February 3, 2014, our board of directors declared a distribution rate, which will be calculated based on stockholders of record each day during the applicable period at a rate of $0.00465753430 per day. The distributions begin accruing on April 1, 2014. The distributions will be payable by the fifth day following each month end to stockholders of record at the close of business each day during the prior month.
Share Repurchase Program
The Company has a Share Repurchase Program (“SRP”) that enables stockholders to sell their shares to the Company. Under the SRP, stockholders may request that the Company redeem all or any portion, subject to certain minimum conditions described below, if such repurchase does not impair the Company’s capital or operations.
Except in connection with a stockholder’s death, disability, bankruptcy or other involuntary exigent circumstance, prior to

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

the time that the Company’s shares are listed on a national securities exchange and until the Company begins to calculate its NAV, the repurchase price per share will depend on the length of time investors have held such shares as follows: after one year from the purchase date — the lower of $23.13 or 92.5% of the amount they actually paid for each share; after two years from the purchase date — the lower of $23.75 or 95.0% of the amount they actually paid for each share; after three years from the purchase date —  the lower of $24.38 or 97.5% of the amount they actually paid for each share; and after four years from the purchase date — the lower of $25.00 or 100.0% of the amount they actually paid for each share (in each case, as adjusted for any stock distributions, combinations, splits and recapitalizations).
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
When a stockholder requests a repurchase and the repurchase is approved, the Company will reclassify such obligation from equity to a liability based on the settlement value of the obligation. Shares purchased under the SRP will have the status of authorized but unissued shares. As of March 31, 2014 and December 31, 2013, no shares had been repurchased.
Distribution Reinvestment Plan
Pursuant to the DRIP, stockholders may elect to reinvest distributions by purchasing shares of common stock in lieu of receiving cash. No dealer manager fees or selling commissions are paid with respect to shares purchased pursuant to the DRIP. Participants purchasing shares pursuant to the DRIP have the same rights and are treated in the same manner as if such shares were issued pursuant to the primary Offering. The board of directors may designate that certain cash or other distributions be excluded from the DRIP. The Company has the right to amend or suspend any aspect of the DRIP or terminate the DRIP with ten days’ notice to participants. Shares issued under the DRIP are recorded to equity in the accompanying balance sheets in the period distributions are declared. There were no shares issued under the DRIP as of March 31, 2014 and December 31, 2013.
Note 10 - Fair Value Measurements
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

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

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
The Company is required to disclose the fair value of financial instruments which it is practicable to estimate. The fair value of cash, accounts receivable and accounts payable and accrued expenses approximate their carrying amounts due to the relatively short maturity of these items. The following table shows the carrying values and the fair values of material non-current liabilities that qualify as financial instruments, determined in accordance with the authoritative guidance for disclosures about fair value of financial instruments (in thousands):

	Successor		Predecessor
	March 31, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Mortgage note payable	$45,500	$45,500	$41,449	$38,921
Promissory notes payable	64,849	64,849	—	—
Total	$110,349	$110,349	$41,449	$38,921
The fair value of the notes payable was determined using the discounted cash flow method and applying current market rates and is classified as level 3 under the fair value hierarchy.
Note 11 — Commitments and Contingencies
Litigation
In the ordinary course of business, the Company may become subject to litigation or claims. There are no material legal proceedings pending or known to be contemplated against the Company.
Environmental Matters
In connection with the ownership and operation of real estate, the Company may potentially be liable for costs and damages related to environmental matters. The Company owns six properties and as of March 31, 2014, has not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on the results of operations.
Note 12 — Related Party Transactions and Arrangements
As of March 31, 2014, the Special Limited Partner owned 8,888 shares of the Company’s outstanding common stock. The Advisor and its affiliates may incur and pay costs and fees on behalf of the Company. The Company had a payable to affiliates related to operating expenses and offering costs of $3.2 million and $0.6 million as of March 31, 2014 and December 31, 2013, respectively.
Fees Paid in Connection with the Offering
The Dealer Manager receives fees and compensation in connection with the sale of the Company’s common stock in the Offering. The Dealer Manager receives a selling commission of up to 7.0% of the per share purchase price of the Company’s offering proceeds before reallowance of commissions earned by participating broker-dealers. In addition, the Dealer Manager receives up to 3.0% of the gross proceeds from the sale of shares, before reallowance to participating broker-dealers, as a dealer-manager fee. The Dealer Manager may reallow its dealer-manager fee to such participating broker-dealers. A participating broker dealer may elect to receive a fee equal to 7.5% of the gross proceeds from the sale of shares (not including selling commissions and dealer manager fees) by such participating broker dealer, with 2.5% thereof paid at the time of such

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

sale and 1.0% thereof paid on each anniversary of the closing of such sale up to and including the fifth anniversary of the closing of such sale. If this option is elected, it’s expected that the dealer manager fee will be reduced to 2.5% of gross proceeds (not including selling commissions and dealer manager fees). The fees incurred by the Dealer Manager related to the offering were $0.1 million as of March 31, 2014. No fees had been incurred by the Dealer Manager related to the offering as of December 31, 2013.
The Advisor and its affiliates receive compensation and reimbursement for services relating to the Offering. All offering costs incurred by the Company or its affiliated entities on behalf of the Company have been charged to additional paid-in capital on the accompanying condensed consolidated balance sheet upon commencement of operations. As of March 31, 2014 and December 31, 2013, the Company has not incurred any offering costs reimbursements from the Advisor and Dealer Manager. The Company is responsible for offering and related costs from the ongoing offering, excluding commissions and dealer manager fees, up to a maximum of 2.0% of gross proceeds from its ongoing offering of common stock, measured at the end of the Offering. Offering costs in excess of the 2.0% cap as of the end of the Offering are the Advisor’s responsibility. As of March 31, 2014 and December 31, 2013, offering and related costs exceeded 2.0% of gross proceeds received from the Offering by $2.2 million and $1.5 million, respectively, due to the on-going nature of the offering process which commenced on February 3, 2014.
Offering costs (other than selling commissions and dealer manager fees) of the Company may be paid by the Advisor, the Dealer Manager or their affiliates on behalf of the Company. Offering costs are deferred until the company commences its Offering. Deferred offering costs represent professional fees, fees paid to various regulatory agencies and other costs incurred in connection with registering to sell shares of the Company’s common stock. As of December 31, 2013, such costs totaled $1.5 million. Offering costs were reclassified from deferred costs to stockholders’ equity when the Company commenced its Offering, and included all expenses incurred by the Company in connection with its Offering as of such date. These costs included but are not limited to (i) legal, accounting, printing, mailing and filing fees; (ii) escrow service related fees; (iii) reimbursement of the Dealer Manager for amounts it paid to reimburse the bona fide diligence expenses of broker-dealers; and (iv) reimbursement to the Advisor for a portion of the costs of its employees and other costs in connection with preparing supplemental sales materials and related offering activities. The Company is obligated to reimburse the Advisor or its affiliates, as applicable, for organization and offering costs paid by them on behalf of the Company, provided that the Advisor is obligated to reimburse the Company to the extent organization and offering costs (excluding selling commissions and the dealer manager fee) incurred by the Company in its offering exceed 2.0% of gross offering proceeds. As a result, these costs are only a liability of the Company to the extent aggregate selling commissions, the dealer manager fees and other organization and offering costs do not exceed 12.0% of the gross proceeds determined at the end of the Offering.
Fees Paid in Connection With the Operations of the Company
The Advisor receives an acquisition fee of 1.5% of the contract purchase price of each acquired property and 1.5% of the amount advanced for a loan or other investment. The Advisor may also be reimbursed for expenses incurred in the process of acquiring properties, in addition to third party costs the Company may pay directly to, or reimburse the Advisor for. Additionally, the Company may reimburse the Advisor for legal expenses it or its affiliates directly incur in the process of acquiring properties in an amount not to exceed 0.1% of the contract purchase price of the Company’s assets acquired. Once the proceeds from the Offering have been fully invested, the aggregate amount of acquisition fees and financing coordination fees (as described below) shall not exceed 1.9% of the contract purchase price and the amount advanced for a loan or other investment for all the assets acquired. In no event will the total of all acquisition fees, acquisition expenses and any financing coordination fees (as described below) payable with respect to a particular investment exceed 4.5% of the contract purchase price or 4.5% of the amount advanced for a loan or other investment. The Company incurred acquisition fees of $1.6 million, none of which were forgiven for the period from March 21 to March 31, 2014.
If the Advisor provides services in connection with the origination or refinancing of any debt that the Company obtains and uses to acquire properties or to make other permitted investments, or that is assumed, directly or indirectly, in connection with the acquisition of properties, the Company will pay the Advisor or its assignees a financing coordination fee equal to 0.75% of the amount available and/or outstanding under such financing, subject to certain limitations. The Company incurred financing coordination fees of $0.8 million for the period from March 21 to March 31, 2014.
For its asset management services, the Company will issue (subject to periodic approval by the board of directors) to the Advisor performance-based restricted partnership units of the OP (“Class B Units”) on a quarterly basis in an amount equal to the excess of the cost of the Company’s assets multiplied by 0.1875% or the lower of the cost of assets and the applicable

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

quarterly NAV multiplied by 0.1875%, once the Company begins calculating NAV, divided by the value of one share of common stock as of the last day of such calendar quarter, which is equal initially to $22.50 (the Offering price minus selling commissions and dealer manager fees) and, at such time as the Company calculates NAV, to per share NAV. The Advisor is entitled to receive distributions on the vested and unvested Class B Units it receives in connection with its asset management subordinated participation at the same rate as distributions received on the Company’s common stock; such distributions are in addition to the incentive fees the Advisor and its affiliates may receive from the Company, including, without limitation, the annual subordinated performance fee and the subordinated participation in net sales proceeds, the subordinated incentive listing distribution or the subordinated distribution upon termination of the advisory agreement, as applicable. The restricted Class B Units are not to be convertible into unrestricted Class B Units until such time as the adjusted market value of the OP’s assets plus applicable distributions equals the sum of the aggregate capital contributed by investors plus an amount equal to a 6.0% cumulative, pre-tax, non-compounded annual return to investors and only at such time as the capital account associated with a restricted Class B Unit equals the capital account of an unrestricted Class B Unit. Asset management services were performed by the Advisor for the three months ended March 31, 2014, and no Class B Units have been issued as of March 31, 2014.
The Company pays a property management fee of approximately 4.0% of the monthly gross receipts from the properties managed by the Company’s Sub-Property Manager or a third-party sub-property manager, as applicable and as negotiated with each such sub-property manager. The Company also reimburses the Sub-Property Manager or a third-party sub-property manager for property level expenses, as well as fees and expenses of such sub-property manager. However, the Company will not reimburse such sub-property managers for general overhead costs or for the wages and salaries and other employee-related expenses of employees of such sub-property managers, other than employees or subcontractors who are engaged in the on-site operation, management, maintenance or access control of the Company’s properties. Property management fees of $0.3 million were incurred combined between the Predecessor and the Company, respectively, for the period from January 1 to March 20, 2014 and for the period from March 21 to March 31, 2014.
The Company reimburses the Advisor’s costs of providing administrative services, subject to the limitation that the Company will not reimburse the Advisor for any amount by which the Company’s operating expenses at the end of the four preceding fiscal quarters exceeds the greater of (a) 2.0% of average invested assets and (b) 25.0% of net income other than any additions to reserves for depreciation, bad debt or other similar non-cash reserves and excluding any gain from the sale of assets for that period. Additionally, the Company reimburses the Advisor for personnel costs in connection with other services during the operational stage; however, the Company will not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives acquisition fees, acquisition expenses or real estate commissions. No reimbursement expenses were incurred from the three months ended March 31, 2014.
In order to improve operating cash flows and the ability to pay distributions from operating cash flows, the Advisor may elect to waive certain fees. Because the Advisor may waive certain fees, cash flow from operations that would have been paid to the Advisor may be available to pay distributions to stockholders. The fees that may be forgiven are not deferrals and accordingly, will not be paid to the Advisor. In certain instances, to improve the Company’s working capital, the Advisor may elect to absorb a portion of the Company’s general and administrative costs. No expenses were absorbed by the Advisor for the three months ended March 31, 2014.
The Advisor at its election may also contribute capital to enhance the Company’s cash position for working capital and distribution purposes. Any contributed capital amounts are not reimbursable to the Advisor. Further, any capital contributions are made without any corresponding issuance of common or preferred shares. There were no contributions from the Advisor for the three months ended March 31, 2014.
Fees Paid in Connection with the Liquidation or Listing of the Company’s Real Estate Assets
The Company may pay the Advisor an annual subordinated performance fee calculated on the basis of the Company’s total return to stockholders, payable annually in arrears, such that for any year in which the Company’s total return on stockholders’ capital exceeds 6.0% per annum, the Advisor will be entitled to 15.0% of the excess total return but not to exceed 10.0% of the aggregate total return for such year. This fee will be payable only upon the sale of assets, other disposition or refinancing of such assets, which results in the return on stockholders’ capital exceeding 6.0% per annum. No subordinated performance fees were incurred during the three months ended March 31, 2014.
The Company will pay a brokerage commission on the sale of property, not to exceed the lesser of 2.0% of the contract sale price of the property and 50.0% of the total brokerage commission paid if a third party broker is also involved; provided,

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

however, that in no event may the real estate commissions paid to the Advisor, its affiliates and unaffiliated third parties exceed the lesser of 6.0% of the contract sales price and a reasonable, customary and competitive real estate commission, in each case, payable to the Advisor if the Advisor or its affiliates, as determined by a majority of the independent directors, provided a substantial amount of services in connection with the sale. No such fees were incurred during the three months ended March 31, 2014.
If the Company is not simultaneously listed on an exchange, the Company intends to pay the Special Limited Partner a subordinated participation in the net sales proceeds of the sale of real estate assets of 15.0% of remaining net sale proceeds after return of capital contributions to investors plus payment to investors of a 6.0% cumulative, pre-tax non-compounded annual return on the capital contributed by investors. The Company cannot assure that it will provide this 6.0% return but the Special Limited Partner will not be entitled to the subordinated participation in net sale proceeds unless the Company’s investors have received a 6.0% cumulative non-compounded return on their capital contributions. No such fees were incurred during the three months ended March 31, 2014.
If the common stock of the Company is listed on a national exchange, the Company expects to pay the Special Limited Partner a subordinated incentive listing distribution of 15.0% of the amount by which the Company’s market value plus distributions exceeds the aggregate capital contributed by investors plus an amount equal to a 6.0% cumulative, pre-tax non-compounded annual return to investors. The Company cannot assure that it will provide this 6.0% return but the Special Limited Partner will not be entitled to the subordinated incentive listing fee unless investors have received a 6.0% cumulative, pre-tax non-compounded return on their capital contributions. No such distributions were incurred during the three months ended March 31, 2014. Neither the Special Limited Partner nor any of its affiliates can earn both the subordination participation in the net proceeds and the subordinated listing distribution.
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
Note 13 — Economic Dependency
Under various agreements, the Company has engaged or will engage the Advisor and its affiliates to provide certain services that are essential to the Company, including asset management services, supervision of the management, asset acquisition and disposition decisions, the sale of shares of the Company’s common stock available for issue, transfer agency services, as well as other administrative responsibilities for the Company including accounting services and investor relations.
As a result of these relationships, the Company is dependent upon the Advisor and its affiliates. In the event that these companies are unable to provide the Company with the respective services, the Company will be required to find alternative providers of these services.
Note 14 — Share-Based Payments
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

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

events).
Restricted share awards entitle the recipient to receive shares of common stock from the Company under terms that provide for vesting over a specified period of time or upon attainment of pre-established performance objectives. Such awards would typically be forfeited with respect to the unvested shares upon the termination of the recipient’s employment or other relationship with the Company. Restricted shares may not, in general, be sold or otherwise transferred until restrictions are removed and the shares have vested. Holders of restricted shares may receive cash distributions prior to the time that the restrictions on the restricted shares have lapsed. Any distributions payable in shares of common stock shall be subject to the same restrictions as the underlying restricted shares. The fair value of the shares will be expensed over the vesting period of five years. There were 3,999 and 0 restricted shares granted as of March 31, 2014 and December 31, 2013, respectively.
The following table reflects restricted share award activity for the three months ended March 31, 2014:

	Number of Restricted Shares	Weighted-Average Issue Price
Granted	3,999	$22.50
Vested	—	22.50
Unvested, March 31, 2014	3,999	$22.50
The fair value of the restricted shares is being expensed over the vesting period of five years. Compensation expense related to restricted stock was approximately $4,000 during the three months ended March 31, 2014 and is recorded as general and administrative expense in the accompanying statements of operations.
Other Share-Based Payments
The Company may issue common stock in lieu of cash to pay fees earned by the Company's directors. There were no such shares of common stock issued in lieu of cash as of March 31, 2014 and December 31, 2013, respectively.
Note 15 — Subsequent Events
The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q, and determined that there have not been any events that have occurred that would require adjustments to disclosures in the accompanying condensed consolidated financial statements except for the following transactions:
On April 8, 2014, TCA Block 7 Hotel, LLC, an unconsolidated affiliate of the Company, refinanced its prior mortgage by entering into a new $20.7 million ten year mortgage at an interest rate of 5.13%. As a result of the refinancing, $7.0 million of debt on the prior mortgage was forgiven.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read in conjunction with the accompanying condensed consolidated financial statements of American Realty Capital Hospitality Trust, Inc. and the notes thereto. As used herein, the terms "Company," "we," "our" and "us" refer to American Realty Capital Hospitality Trust, Inc., a Maryland corporation, including, as required by context, to American Realty Capital Hospitality Operating Partnership, L.P., a Delaware limited partnership, which we refer to as the "OP," and to its subsidiaries. The Company is externally managed by American Realty Capital Hospitality Advisors, LLC (our "Advisor"), a Delaware limited liability company.
Forward-Looking Statements
Certain statements included in this Quarterly Report on Form 10-Q are forward-looking statements. Those statements include statements regarding the intent, belief or current expectations of the Company and members of our management team, as well as the assumptions on which such statements are based, and generally are identified by the use of words such as "may," "will," "seeks," "anticipates," "believes," "estimates," "expects," "plans," "intends," "should" or similar expressions. Actual results may differ materially from those contemplated by such forward-looking statements. Further, forward-looking statements speak only as of the date they are made, and we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time, unless required by law.
The following are some of the risks and uncertainties, although not all risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•	We have a limited operating history. This inexperience makes our future performance difficult to predict.

•
All of our executive officers are also officers, managers and/or holders of a direct or indirect controlling interest in American Realty Capital Hospitality Advisors, LLC (our "Advisor"), the dealer manager, Realty Capital Securities, LLC (the "Dealer Manager"), and other entities affiliated with AR Capital, LLC ("American Realty Capital"). As a result, our executive officers, our Advisor and its affiliates face conflicts of interest, including significant conflicts created by our Advisor's compensation arrangements with us and other investment programs advised by American Realty Capital affiliates and conflicts in allocating time among these investment programs and us. These conflicts could result in unanticipated actions.

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

•
Our IPO, which commenced on January 7, 2014, is substantially a blind pool offering and our stockholders may not have the opportunity to evaluate our investments other than the existing investments in our six hotel properties before they make their purchase of our common stock, thus making their investment more speculative.

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

•
We may fail to continue to qualify to be treated as a real estate investment trust ("REIT") for U.S. federal income tax purposes which would result in higher taxes, may adversely affect operations and would reduce our NAV and cash available for distributions.

•	We may be deemed to be an investment company under the Investment Company Act of 1940, as amended (the "Investment Company Act"), and thus subject to regulation under the Investment Company Act.
All forward-looking statements should also be read in light of the risks identified in Item 1A of our Annual Report on Form
10-K.
Overview
American Realty Capital Hospitality Trust, Inc. (the “Company”) was incorporated on July 25, 2013 as a Maryland corporation and intends to qualify as a real estate investment trust for U.S. federal income tax purposes (“REIT”) beginning with the taxable year ending December 31, 2014. The Company was formed to primarily acquire a diversified portfolio of income producing real estate properties, focusing predominately on lodging properties in the midscale limited service, extended state, select service, upscale select service, and upper upscale full service segments within the hospitality sector. The Company will have no limitation as to the brand of franchise or license with which the Company's hotels will be associated. All such properties may be acquired by the Company alone or jointly with another party. The Company may also originate or acquire first mortgage loans secured by real estate. As of March 31, 2014, the Company has acquired interests in six hotels through fee simple, leasehold or joint venture interests.
On January 7, 2014, the Company commenced its IPO ("Offering") on a "reasonable best efforts" basis of up to 80,000,000 shares of common stock, $0.01 par value per share, at a price of $25.00 per share, subject to certain volume and other discounts, pursuant to a registration statement on Form S-11 (File No. 333-190698), as amended (the "Registration Statement"), filed with the U.S. Securities and Exchange Commission (the "SEC") under the Securities Act of 1933, as amended (the "Securities Act"). The Registration Statement also covered up to 21,052,631 shares of common stock available pursuant to a distribution reinvestment plan (the "DRIP") under which our common stockholders may elect to have their distributions reinvested in additional shares of our common stock at a price initially equal to $23.75 per share, which was 95% of the offering price in our IPO.
Until the filing of the Company's second quarterly financial filing with the SEC, pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act"), following the Company's acquisition of at least $2.0 billion in total investment portfolio assets, the per share purchase price in the IPO will be up to $25.00 per share (including the maximum allowed to be charged for commissions and fees) and shares issued under the DRIP will initially be equal to $23.75 per share, which is 95% of the initial offering price in the IPO. Thereafter, the per share purchase price will vary quarterly and will be equal to the Company's net asset value ("NAV") per share plus applicable commissions and fees, and the per share purchase price in the DRIP will be equal to the NAV per share. On February 3, 2014, the Company received and accepted subscriptions in excess of the minimum offering amount of $2.0 million in shares, broke escrow and issued shares of common stock to initial investors who were admitted as stockholders. As of March 31, 2014, the Company had 142,559 shares of stock outstanding, including unvested restricted shares and had received total gross proceeds from the IPO of approximately $3.3 million. As of March 31, 2014, the aggregate value of all the common stock outstanding was $3.6 million based on a per share value of $25.00 (or $23.75 for shares issued under the DRIP).
Substantially all of the Company's business will be conducted through American Realty Capital Hospitality Operating Partnership, L.P. (the "OP"), a Delaware limited partnership. The Company is the sole general partner and holds substantially all of the units of limited partner interests in the OP ("OP Units"). Additionally, the Special Limited Partner contributed $2,020 to the OP in exchange for 90 OP Units, which represents a nominal percentage of the aggregate OP ownership. The holders of OP Units have the right to convert OP Units for the cash value of a corresponding number of shares of common stock or, at the option of the OP, a corresponding number of shares of common stock of the Company in accordance with the limited partnership agreement of the OP. The remaining rights of the limited partner interests are limited , however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP's assets.
The Company has no paid employees. The Company has retained American Realty Capital Hospitality Advisor, LLC ("the Advisor") to manage certain aspects of its affairs on a day-to-day basis. American Realty Capital Hospitality Properties, LLC (the "Property Manager") serves as the Company's property manager and the Property Manager has retained Crestline Hotels & Resorts, LLC (the "Sub Property Manager") to provide services, including locating investments, negotiating financing and operating certain of the Company's lodging properties. Realty Capital Securities, LLC (the "Deal Manager"), an entity under common ownership with the Sponsor, serves as the dealer manager of the offering. The Advisor, Special Limited Partner, Property Manager, Sub Property Manager and Dealer Manager are related parties and receive fees, distributions and other compensation for services related to the Offering and the investment and management of the Company's assets. The Advisor, Special Limited Partner, Property Manager, Sub Property Manager and Dealer Manager receive fees, distributions and other compensation during the offering, acquisition, operational and liquidation stages.
Significant Accounting Estimates and Critical Accounting Policies
Principles of Consolidation and Basis of Presentation
The accompanying condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation. In determining whether the Company has a controlling financial interest in a joint venture and the requirement to consolidate the accounts of that entity, management considers factors such as ownership interest, authority to make decisions and contractual and substantive participating rights of the other partners or members as well as whether the entity is a variable interest entity for which the Company is the primary beneficiary.
The Barceló Portfolio (the “Predecessor”) represents hospitality assets and operations owned by Barceló Crestline Corporation and its consolidated subsidiaries (“BCC”) which historically have been maintained in various legal entities. Historically, financial statements have not been prepared for the Predecessor as a discrete stand-alone entity. The accompanying condensed consolidated financial statements for the Predecessor as of December 31, 2013 and for the periods ended March 20, 2014 and March 31, 2013, have been derived from the historical accounting records of BCC and reflect the assets, liabilities, revenue and expenses directly attributable to the Predecessor, as well as allocations deemed reasonable by management, to present the combined financial position, results of operations, changes in equity, and cash flows of the Company on a stand-alone basis.
Real Estate Investments
Investments in real estate are recorded at cost. Improvements and replacements are capitalized when they extend the useful life of the asset. Costs of repairs and maintenance are expensed as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of up to 40 years for buildings, 15 years for land improvements, five years for fixtures and the shorter of the useful life or the remaining lease term for leasehold interests.
The Company is required to make subjective assessments as to the useful lives of the Company’s properties for purposes of determining the amount of depreciation to record on an annual basis with respect to the Company’s investments in real estate. These assessments have a direct impact on the Company’s net income because if the Company were to shorten the expected useful lives of the Company’s investments in real estate, the Company would depreciate these investments over fewer years, resulting in more depreciation expense and lower net income on an annual basis.
The Company is required to present the operations related to properties that have been sold or properties that are intended to be sold as discontinued operations in the statement of operations at fair value for all periods presented to the extent the disposal of a component represents a strategic shift that has or will have a major effect on the Company’s operations and financial results.
Impairment of Long Lived Assets and Investments in Unconsolidated Entities
When circumstances indicate the carrying value of a property may not be recoverable, the Company will review the asset for impairment. This review will be based on an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property’s use and eventual disposition. The estimates will consider factors such as expected future operating income, market and other applicable trends and residual value, as well as the effects of demand, competition and other factors. If impairment exists, due to the inability to recover the carrying value of a property, an impairment loss will be recorded to the extent that the carrying value exceeds the estimated fair value of the property for properties to be held and used. For properties held for sale, the impairment loss will be the adjustment to fair value less estimated cost to dispose of the asset. These assessments will have a direct impact on net income because recording an impairment loss results in an immediate negative adjustment to net income.
Purchase Price Allocation
The Company allocates the purchase price of acquired properties to tangible and identifiable intangible assets acquired based on their respective fair values. Tangible assets include land, land improvements, buildings and fixtures. The Company utilizes various estimates, processes and information to determine the property value. Estimates of value are made using customary methods, including data from appraisals, comparable sales, discounted cash flow analysis and other methods. Amounts allocated to land, land improvements, buildings and fixtures are based on cost segregation studies performed by independent third parties or on the Company’s analysis of comparable properties in the Company’s portfolio. Identifiable intangible assets and liabilities, as applicable, are typically related to contracts, including ground lease agreements and hotel management agreements, which will be recorded at fair value.
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
Income Taxes
The Company intends to elect and qualify to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code commencing with its the tax year ending December 31, 2014. If the Company qualifies for taxation as a REIT, it generally will not be subject to federal corporate income tax as long as it distributes all of its REIT taxable income to its stockholders and complies with various other organizational and operational requirements applicable to it as a REIT. Even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income. The Company's hotels will be leased to a TRS which is owned by the OP. The TRS is subject to federal, state and local income taxes.
Reportable Segments
The Company has determined that it has one reportable segment, with activities related to investing in real estate. The Company’s investments in real estate generate room revenue and other income through the operation of the properties, which comprise 100% of total consolidated revenues. Management evaluates the operating performance of the Company’s investments in real estate on an individual property level.
Revenue Performance Metrics
We measure hotel revenue performance by evaluating revenue metrics such as:

•	Occupancy percentage (“Occ”)

•	Average Daily Rate (“ADR”)

•	Revenue Per Available Room (“RevPAR”)
Occ, ADR, and RevPAR are commonly used, non-GAAP, measures within the hotel industry to evaluate hotel performance. RevPAR is defined as the product of the ADR and Occ (and also as the quotient of room revenue and available rooms). RevPAR does not include food and beverage or other revenues generated by the hotels. We evaluate individual hotel RevPAR performance on an absolute basis with comparisons to budget, to prior periods and to the competitive set in the market, as well as on a Company-wide and regional basis.
Results of Operations
The results of operations for the accompanying condensed consolidated financial statements of the Company discussed below includes the combined results of both the Company and the Predecessor for the three months ended March 31, 2014 and the results of the Predecessor for the three months ended March 31, 2013. The cash flows for the accompanying condensed consolidated financial statements of the Company discussed below includes only the results of the Company for the for the period from March 21 to March 31, 2014 and the results for the Predecessor for the three months ended March 31, 2013.
Comparison of the Three Months Ended March 31, 2014 to the Three Months Ended March 31, 2013
Room revenues for the portfolio were $7.0 million for the three months ended March 31, 2014, compared to room revenues of $6.5 million for the three months ended March 31, 2013. Since room revenue makes up approximately three-quarters of the portfolio’s revenues, revenue results are highly dependent on maintaining and improving Occ and ADR, which will then impact RevPAR. RevPAR for the total portfolio increased 4.5% year-over-year for the three months ended March 31, 2014 and 2.0% for the three months ended March 31, 2013. The RevPAR growth rates reflect the percentage change from the same quarter in the prior year’s results.
Occ, ADR and RevPAR results are presented in the following tables to reflect certain operating information for the portfolio.

	Three Months Ended
Total Portfolio	March 31, 2014	March 31, 2013
Number of rooms	1,181	1,181
Occ	66.9%	65.7%
ADR	$131.14	$127.93
RevPAR	$87.75	$83.95
RevPAR growth rate	4.5%	2.0%

	Three Months Ended
Consolidated Assets	March 31, 2014	March 31, 2013
Number of rooms	556	556
Occ	64.7%	65.5%
ADR	$136.43	$132.78
RevPAR	$88.22	$86.91
RevPAR growth rate	1.5%	8.5%

	Three Months Ended
Unconsolidated Joint Ventures	March 31, 2014	March 31, 2013
Number of rooms	373	373
Occ	61.7%	63.3%
ADR	$112.71	$111.52
RevPAR	$69.59	$70.61
RevPAR growth rate	(1.4)%	2.1%

	Three Months Ended
Leasehold Interest	March 31, 2014	March 31, 2013
Number of rooms	252	252
Occ	79.5%	69.4%
ADR	$142.82	$139.96
RevPAR	$113.60	$97.17
RevPAR growth rate	16.9%	(7.9)%
The RevPAR growth rates for three months ended March 31, 2014 over the three months ended March 31, 2013 is the result of the growth in the hotels’ average daily rate, particularly at the Baltimore Courtyard, as a result of significant renovations made to the hotel in 2013 which also resulted in a higher occupancy. Also contributing to the higher RevPAR was an increase in occupancy at the Georgia Tech Hotel and Conference Center as a result of the efforts of management to improve the operations of the hotel. These increases were offset by a decrease in RevPAR at Stratford Homewood Suites which had a higher RevPAR than normal in 2013 due to increased occupancy as a result of people displaced from their homes by Hurricane Sandy.
Other non-room operating revenues for the portfolio include food and beverage (18.5% and 17.2% of total revenues for the three months ended March 31, 2014 and 2013, respectively) and other ancillary revenues such as conference center, market, parking, telephone and cancellation fees (8.4% and 8.1% of total revenues for the three months ended March 31, 2014 and 2013, respectively). The increase from 2013 is primarily at the Baltimore Courtyard as a result of renovations to the lobby closing the restaurant and bar for part of 2013 and at the Georgia Tech Hotel and Conference Center due to the higher occupancy.
The Company’s hotel operating expenses consist primarily of labor expenses incurred in the day-to-day operation of our hotels. The portfolio’s hotels have a variety of fixed expenses, such as essential hotel staff, real estate taxes and insurance, and these expenses do not change materially even if the revenues at the hotels fluctuate. The Company’s primary hotel operating expenses are described below:

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

•
Management fees - related party:  Base management fees paid by the Company are computed as a percentage of gross revenue. Incentive management fees generally are paid by the Company when operating profit or other performance metrics exceed certain threshold levels.

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

Hotel operating expenses for the Company increased slightly in 2014 mainly due to increased room expenses as a result of higher occupancy.
Cash Flows for the Period from March 21 to March 31, 2014
During the period from March 21 to March 31, 2014, net cash provided by operating activities for the Company was $0.4 million. Cash flows provided by operating activities for the period from March 21 to March 31, 2014 was mainly due to a net loss of $5.3 million and a $0.7 million increase in prepaid expenses offset by $0.1 million of depreciation and amortization and a $5.5 million increase in accounts payable and accrued expenses.
The net cash used in investing activities for the period from March 21 to March 31, 2014 of $46.7 million relates to the purchase of property and equipment for $44.6 million and an increase in restricted cash of $2.1 million.
Net cash provided by financing activities of $50.7 million for the period from March 21 to March 31, 2014 relates to $45.5 million in proceeds from mortgage note payable, $1.8 million in proceeds from promissory notes payable, $3.1 million in proceeds from issuance of common stock and of $2.6 million in proceeds from affiliate financing. These were offset by $0.7 million of offering costs and $1.6 million of financing fees.
Cash Flows for the Three Months Ended March 31, 2013
During the three months ended March 31, 2013, net cash provided by operating activities was $1 million. Cash flows provided by operating activities during the three months ended March 31, 2013 was mainly due to a net loss of $1.0 million offset by $1.3 million of depreciation and amortization, $0.2 million of equity losses from unconsolidated affiliates and an increase of $0.4 million in accounts payable and accrued expenses.
The net cash used in investing activities during the three months ended March 31, 2013 of $0.8 million relates to a decrease in restricted cash of $1.6 million.
Net cash provided by financing activities of $0.3 million during the three months ended March 31, 2013 was mainly due to $0.2 million of contributions from members, $0.4 million of distributions to members and $0.5 million in proceeds from mortgage note payable.
Liquidity and Capital Resources
We are offering and selling to the public in our primary offering up to 80,000,000 shares of our common stock at up to $25.00 per share (subject to certain volume discounts). We also are offering up to 21,052,631 shares of common stock under our DRIP, initially at $23.75 per share, which is 95.0% of the primary offering price. Beginning with the filing of the second Quarterly Report on Form 10-Q (or Annual Report on Form 10-K should such filing constitute the second quarterly financial filing) following the earlier of our acquisition of at least $2.0 billion in total portfolio assets or January 7, 2016 (which is two years from the effective date of our offering), we will calculate NAV and will offer shares in our primary offering and under our DRIP at per share NAV (plus applicable selling commissions and dealer manager fees for shares sold in our primary offering), subject to certain limitations. We reserve the right to reallocate the shares of common stock we are offering between our primary offering and the DRIP.
On February 3, 2014, we had raised proceeds sufficient to break escrow in connection with our IPO. We received and accepted aggregate subscriptions in excess of the $2.0 million minimum and issued shares of common stock to our initial investors who were simultaneously admitted as stockholders. We expect to continue to raise capital through the sale of our common stock and to utilize the net proceeds from the sale of our common stock and proceeds from secured financings to complete future property acquisitions. We purchased our first properties and commenced our real estate operation on March 21, 2014. As of March 31, 2014, we owned six fee simple, leasehold and joint venture interests with an aggregate purchase price of approximately $110.0 million. As of March 31, 2014, we had 142,559 shares of common stock outstanding, including unvested restricted shares from total gross proceeds of $3.3 million since the date of inception.
As of March 31, 2014, we had cash of $3.6 million. Our principal demands for cash will be for acquisition costs, including the purchase price of any properties, loans and securities we acquire, improvement costs, the payment of our operating and administrative expenses, continuing debt service obligations and distributions to our stockholders. Management expects that in the future, as our portfolio matures, our properties will cover operating expenses and the payment of our monthly distribution.
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
Our principal demands for cash will be for acquisition costs, including the purchase price of any properties, loans and securities we acquire, improvement costs, the payment of our operating and administrative expenses, continuing debt service obligations and distributions to our stockholders. We have incurred $2.4 million of organization and offering costs from July 25, 2013 (the date of inception) through March 31, 2014, of which $0.9 million is in accrued expenses as of March 31, 2014. Through the date of this filing, our Advisor has advanced $3.2 million to us which we have used to pay third party organization and offering costs. As described in the notes to the financial statements contained within this Quarterly Report on Form 10-Q, we will reimburse our Advisor for such advances and future offering costs it or any of its affiliates may incur on our behalf but only to the extent that the reimbursement would not exceed 2.0% of gross offering proceeds over the life of the offering or cause the selling commissions, the dealer manager fee and the other organization and offering expenses borne by us to exceed 15.0% of gross offering proceeds as of the date of the reimbursement. Generally, we will fund our acquisitions from the net proceeds of our IPO. We intend to acquire our assets with cash and mortgage or other debt, but we also may acquire assets free and clear of permanent mortgage or other indebtedness by paying the entire purchase price for the asset in cash or in OP Units.
We expect to use debt financing as a source of capital. Under our charter, the maximum amount of our total indebtedness shall not exceed 300% of our total “net assets” (as defined in our charter) as of the date of any borrowing, which is generally expected to be approximately 75% of the cost of our investments; however, we may exceed that limit if such excess is approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for exceeding such limit. This charter limitation, however, does not apply to individual real estate assets or investments. In addition, it is currently our intention to limit our aggregate borrowings to 60% of the aggregate fair market value of our assets (calculated after the close of our IPO and once we have invested substantially all the proceeds of our offering), unless borrowing a greater amount is approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for borrowing such a greater amount. This limitation, however, will not apply to individual real estate assets or investments. At the date of acquisition of each asset, we anticipate that the cost of investment for such asset will be substantially similar to its fair market value, which will enable us to satisfy the requirements under our charter. However, subsequent events, including changes in the fair market value of our assets, could result in our exceeding these limits. As of March 31, 2014, we had a secured mortgage note payable of $45.5 million and promissory notes payable of $64.8 million.
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

The table below reflects the items deducted or added to net loss in our calculation of FFO and MFFO for the Company for the for the period from March 21 to March 31, 2014 (in thousands):

For the Period from March 21 to March 31, 2014
Net loss (in accordance with GAAP)	$(5,282)
Depreciation and amortization	122
FFO	(5,160)
Acquisition fees and expenses (1)	4,458
MFFO	$(702)
_________________
(1) In evaluating investments in real estate, management differentiates the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for non-listed REITs that have completed their acquisition activity and have other similar operating characteristics. By excluding expensed acquisition costs, management believes MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management's analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments to our Advisor or third parties. Acquisition fees and expenses under GAAP are considered operating expenses and as expenses included in the determination of net income and income from continuing operations, both of which are performance measures under GAAP. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to the property.
Distributions
On February 3, 2014, our board of directors declared a distribution rate, which will be calculated based on stockholders of record each day during the applicable period at a rate of $0.00465753425 per day. The distributions will accrue commencing April 1, 2014. The distributions will be payable by the 5th day following each month end to stockholders of record at the close of business each day during the prior month.
During the three months ended March 31, 2014, no distributions were paid to common stockholders.
Contractual Obligations
The Company has the following contractual obligations as of March 31, 2014:
Debt Obligations:
The following is a summary of the Company's mortgage note payable obligation as of March 31, 2014 (in thousands):

	Total	April 1, 2014 - December 31, 2014	2015-2017	2018	Thereafter
Principal payments due on mortgage note payable	$45,500	$—	$—	$—	$45,500
Interest payments due on mortgage note payable	9,957	1,495	5,956	1,984	522
Total	$55,457	$1,495	$5,956	$1,984	$46,022
The following is a summary of the Company's promissory notes payable obligations as of March 31, 2014 (in thousands):

	Total	April 1, 2014 - December 31, 2014	2015-2017	2018	Thereafter
Principal payments due on promissory notes payable (1)	$64,849	$63,074	$—	$—	$1,775
Interest payments due on promissory notes payable (1)	3,675	3,338	243	81	13
Total	$68,524	$66,412	$243	$81	$1,788
(1) - The maturity date of the Portfolio Owned Assets and Joint Venture Assets promissory notes is within ten business days upon American Realty Capital Hospitality Trust, Inc. raising common equity equal to or greater than $150.0 million. It is the Company's intent to make reasonable best efforts to payoff of the loans prior to December 31, 2014.

Lease Obligations:
The following table reflects the minimum base rental cash payments due from us over the next five years and thereafter for our lease arrangements (in thousands):

	Total	April 1, 2014 - December 31, 2014	2015-2017	2018	Thereafter
Lease payments due on Georgia Tech Hotel lease	85,433	3,300	13,200	4,400	64,533
Election as a REIT
We intend to elect and qualify to be taxed as a REIT commencing with our taxable year ending December 31, 2014. In order to qualify as a REIT, we must annually distribute to our stockholders all of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding net capital gain. If we qualify as a REIT, we generally will not be subject to U.S. federal income tax on that portion of our taxable income or capital gain which is distributed to our stockholders. The Company's hotels are leased to a TRS which is owned by the OP. A TRS is subject to federal, state and local income taxes. If we fail to remain qualified for taxation purposes as a REIT in any subsequent year after electing REIT status and do not qualify for certain statutory relief provisions, our income for that year will be taxed at regular corporate rates, and we may be precluded from qualifying for treatment as a REIT for the four-year period following our failure to qualify as a REIT. Such an event could materially and adversely affect our net income and cash available for distribution. However, we believe that we will be organized and will operate in a manner that will enable us to qualify for treatment as a REIT beginning with our taxable year ending December 31, 2014 and we intend to continue to operate so as to remain qualified as a REIT thereafter.
Inflation
We may be adversely impacted by increases in operating costs due to inflation that may not be offset by increased room rates.
Related Party Transactions and Agreements
We have entered into agreements with affiliates of our Sponsor, whereby we may pay certain fees or reimbursements to our Advisor, its affiliates and entities under common ownership with our Advisor in connection with acquisition and financing activities, sales and maintenance of common stock under our offering, transfer agency services, asset and property management services and reimbursement of operating and offering related costs. See Note 12 — Related Party Transactions and Arrangements to our accompanying condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a discussion of the various related party transactions, agreements and fees.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
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
As of March 31, 2014, our debt included a fixed-rate secured mortgage financing, with a carrying value and fair value of $45.5 million and fixed-rate promissory note financing, with a carrying value and fair value of $64.8 million. Changes in market interest rates on our fixed-rate debt impact the fair value of the notes, but they have no impact on interest incurred or cash flow. For instance, if interest rates rise 100 basis points and our fixed rate debt balance remains constant, we expect the fair value of our obligation to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our fixed–rate debt assumes an immediate 100 basis point move in interest rates from their March 31, 2014 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed-rate debt by $0.6 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt by $0.6 million.

These amounts were determined by considering the impact of hypothetical interest rate changes on our borrowing costs, and, assuming no other changes in our capital structure. As the information presented above includes only those exposures that existed as of March 31, 2014, it does not consider exposures or positions arising after that date. The information represented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
Item 4. Controls and Procedures.
In accordance with Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q and determined that the disclosure controls and procedures are effective.
No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings.
We are not a party to any material pending legal proceedings.
Item 1a. Risk Factors.
Our potential risks and uncertainties are presented in the section entitled "Risk Factors", contained in the prospectus as supplemented and included in our Registration Statement (File No. 333-190698), as amended from time to time. There have been no material changes from these risk factors, except for the items described below.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
We did not sell any equity securities that were not registered under the Securities Act during the three months ended March 31, 2014.
On January 7, 2014, the SEC declared effective our Registration Statement on Form S-11 (File No. 333-190698) filed under the Securities Act (the “Registration Statement”), and we commenced our Offering on a “reasonable best efforts” basis of up to a maximum of $2.0 billion of common stock, consisting of up to 80.0 million shares. The Registration Statement also registers approximately 21.1 million shares of common stock pursuant the DRIP under which common stockholders may elect to have their distributions reinvested in additional shares of common stock. As of March 31, 2014, we have issued 142,559 shares of our common stock and have raised $2.4 million of offering proceeds.
The following table reflects the offering costs associated with the issuance of common stock (in thousands):

As of March 31, 2014
Selling commissions and dealer manager fees	$110
Other offering expenses	2,307
Total offering expenses	$2,417
The Dealer Manager may reallow the selling commissions and a portion of the dealer manager fees to participating broker-dealers.
We are responsible for the organizational and offering costs of the Offering, excluding commissions and dealer manager fees, up to a maximum of 2.0% of the gross proceeds received from the Offering, measured at the end of the Offering. Organizational and offering costs in excess of the 2.0% cap as of the end of the Offering are the Advisor's responsibility. As of March 31, 2014, organizational and offering costs exceeded 2.0% of gross proceeds received from the Offering by $2.2 million, due to the ongoing nature of the offering process and because many expenses were paid before the Offering commenced.
As of March 31, 2014, our net offering proceeds, after deducting the total offering expenses outlined above, were approximately $1.1 million. We used the net offering proceeds from the Offering along with third party financing to acquire six fee simple, leasehold and joint venture interests for an aggregate purchase price of approximately $110.0 million as of March 31, 2014.
Item 3. Defaults Upon Senior Securities.

None.
Item 4. Mine Safety Disclosures.

None.
Item 5. Other Information.

None.

Item 6. Exhibits.
EXHIBIT INDEX

The following exhibits are included in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
1.1 (4)	Exclusive Dealer Manager Agreement, dated as of January 7, 2014, among the Company, American Realty Capital Hospitality Advisors, LLC and Realty Capital Securities, LLC
3.1 (3)	Articles of Amendment and Restatement of American Realty Capital Hospitality Trust, Inc.
3.2 (1)	Bylaws of American Realty Capital Hospitality Trust, Inc.
4.1 (4)	Agreement of Limited Partnership of American Realty Capital Hospitality Operating Partnership, L.P., dated as of January 7, 2014
10.1 (4)	Amended and Restated Escrow Agreement among the Company, UMB Bank, N.A. and Realty Capital Securities, LLC.
10.2 (4)	Advisory Agreement dated as of January 7, 2014, by and among the Company, American Realty Capital Hospitality Operating Partnership, L.P. and American Realty Capital Hospitality Advisors, LLC.
10.3 (3)	Form of the Company's Restricted Share Plan
10.4 (3)	Form of Restricted Share Award Agreement Pursuant to the Employee and Director Incentive Restricted Share Plan of the Company
10.5 (2)	Form Operating Lease Agreement between the Company and the Company’s TRSs
10.6 (4)	Agreement of Purchase and Sale, dated January 30, 2014, by and between Barceló Crestline Corporation and ARC Hospitality TRS Holding, LLC
10.7 (4)
Agreement of Purchase and Sale, dated January 30, 2014, by and between HFP Hotel Owner II, LLC, CSB Stratford, LLC, CC Technology Square, LLC, ARC Hospitality Baltimore LLC, ARC Hospitality Providence LLC, ARC Hospitality Stratford LLC and ARC Hospitality TRS GA Tech LLC

10.8 (4)	First Amendment to Agreement of Purchase and Sale, dated March 11, 2014, by and between Barceló Crestline Corporation and ARC Hospitality TRS Holding, LLC
10.9 (4)
First Amendment to Agreement of Purchase and Sale, dated March 11, 2014, by and between HFP Hotel Owner II, LLC, CSB Stratford, LLC, CC Technology Square, LLC, ARC Hospitality Baltimore LLC, ARC Hospitality Providence LLC, ARC Hospitality Stratford LLC and ARC Hospitality TRS GA Tech LLC

10.10 (4)
Second Amendment to Agreement of Purchase and Sale, dated March 21, 2014, by and between HFP Hotel Owner II, LLC, CSB Stratford, LLC, CC Technology Square, LLC, ARC Hospitality Baltimore LLC, ARC Hospitality Providence LLC, ARC Hospitality Stratford LLC and ARC Hospitality TRS GA Tech LLC

10.11 (4)	Promissory Note, dated March 21, 2014, given by American Realty Capital Hospitality Operating Partnership L.P. in favor of Crestline Hotels & Resorts, LLC
10.12 (4)	Promissory Note, dated March 21, 2014, given by American Realty Capital Hospitality Operating Partnership L.P. in favor of Barceló Crestline Corporation
10.13 *	Promissory Note, dated March 21, 2014, given by American Realty Capital Hospitality Operating Partnership L.P. in favor of Barceló Crestline Corporation
10.14 (4)	Management Agreement, dated January 27, 2014, by and between ARC Hospitality TRS Baltimore, LLC and American Realty Capital Hospitality Properties, LLC
10.15 (4)	Sub-Management Agreement, dated January 27, 2014, by and between American Realty Capital Hospitality Properties, LLC and Crestline Hotels & Resorts, LLC
10.16 (4)	Lease Agreement, dated as of March 13, 2014, by and between ARC Hospitality Baltimore, LLC and ARC Hospitality TRS Baltimore, LLC
10.17 (4)	Management Agreement, dated January 27, 2014, by and between ARC Hospitality TRS Providence, LLC and American Realty Capital Hospitality Properties, LLC
10.18 (4)	Sub-Management Agreement, dated January 27, 2014, by and between American Realty Capital Hospitality Properties, LLC and Crestline Hotels & Resorts, LLC
10.19 (4)	Lease Agreement, dated as of March 13, 2014, by and between ARC Hospitality Providence, LLC and ARC Hospitality TRS Providence, LLC

Exhibit No.	Description
10.20 (4)	Management Agreement, dated January 27, 2014, by and between ARC Hospitality TRS GA Tech, LLC and American Realty Capital Hospitality Properties, LLC
10.21 (4)	Sub-Management Agreement, dated January 27, 2014, by and between American Realty Capital Hospitality Properties, LLC and Crestline Hotels & Resorts, LLC
10.22 (4)	Lease Agreement, dated as of March 13, 2014, by and between ARC Hospitality GA Tech, LLC and ARC Hospitality TRS GA Tech, LLC
10.23 (4)	Management Agreement, dated January 27, 2014, by and between ARC Hospitality TRS Stratford, LLC and American Realty Capital Hospitality Properties, LLC
10.24 (4)	Sub-Management Agreement, dated January 27, 2014, by and between American Realty Capital Hospitality Properties, LLC and Crestline Hotels & Resorts, LLC
10.25 (4)	Lease Agreement, dated as of March 13, 2014, by and between ARC Hospitality Stratford, LLC and ARC Hospitality TRS Stratford, LLC
10.26 (4)	Franchise Agreement, dated as of March 21, 2014, between Homewood Suites Franchise LLC, as franchisor, and ARC Hospitality TRS Stratford, LLC, as franchisee
10.27 (4)	Courtyard by Marriott Hotel Relicensing Agreement, dated as of March 21, 2014, between Marriott International, Inc., as franchisor, and ARC Hospitality TRS Providence, LLC, as franchisee
10.28 (4)	Courtyard by Marriott Hotel Relicensing Agreement, dated as of March 21, 2014, between Marriott International, Inc., as franchisor, and ARC Hospitality TRS Baltimore, LLC, as franchisee
31.1 *	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 *	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32 *
Written statements of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 *
XBRL (eXtensible Business Reporting Language). The following materials from American Realty Capital Hospitality Trust, Inc.'s Quarterly Report on Form 10-Q for the three months ended March 31, 2014, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statements of Changes in Stockholders' Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements. As provided in Rule 406T of Regulation S-T, this information in furnished and not filed for purpose of Sections 11 and 12 of the Securities Act and Section 18 of the Exchange Act

_________________________

*	Filed herewith

1.	Filed as an exhibit to Pre-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11/A with the SEC on October 4, 2013

2.	Filed as an exhibit to Pre-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11/A with the SEC on November 14, 2013

3.	Filed as an exhibit to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11/A with the SEC on December 9, 2013

4.	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on April 7, 2014

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

Dated: May 15, 2014	By: /s/ William M. Kahane Name: William M. Kahane Title: Director, Chief Executive Officer and President (Principal Executive Officer)
Dated: May 15, 2014	By: /s/ Amy Boyle Name: Amy Boyle Title: Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)