Form 10-Q
period 2014-06-30
American Realty Capital Hospitality Trust, Inc.
filed 2014-08-14
CIK 1583077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒
No ☐

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

The number of shares of the registrant's common stock, $0.01 par value, outstanding as of July 31, 2014 was 2,106,530.

Page
PART I
Item 1. Financial Statements	1
Condensed Consolidated/Combined Balance Sheets as of June 30, 2014 (Unaudited) and December 31, 2013	1
Condensed Consolidated/Combined Statements of Operations and Comprehensive Income (Loss) (Unaudited) of the Successor for the Three Months Ended June 30, 2014 and for the Period from March 21 to June 30, 2014 and of the Predecessor for the Three Months Ended June 30, 2014, the Period from January 1 to March 20, 2014 and for the Six Months Ended June 30, 2013	2
Condensed Consolidated/Combined Statement of Changes in Equity (Unaudited) for the Six Months Ended June 30, 2014	3
Condensed Consolidated/Combined Statements of Cash Flows (Unaudited) of the Successor for the Period from March 21 to June 30, 2014 and of the Predecessor for the Period from January 1 to March 20, 2014 and for the Six Months Ended June 30, 2013	4
Notes to Condensed Consolidated/Combined Financial Statements (Unaudited)	6
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	25
Item 3. Quantitative and Qualitative Disclosures About Market Risk	40
Item 4. Controls and Procedures	41
PART II
Item 1. Legal Proceedings	42
Item 1A. Risk Factors	42
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	42
Item 3. Defaults Upon Senior Securities	43
Item 4. Mine Safety Disclosures	43
Item 5. Other Information	43
Item 6. Exhibits	44
Signatures	45

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

CONDENSED CONSOLIDATED/COMBINED BALANCE SHEETS
(In thousands, except for share and per share data)

	Successor	Predecessor
	June 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Real estate investments:
Land	$12,308	$15,878
Buildings and improvements	79,598	118,356
Furniture, fixtures and equipment	5,238	13,297
Total real estate investments	97,144	147,531
Less: accumulated depreciation and amortization	(1,012)	(31,390)
Total real estate investments, net	96,132	116,141
Cash and cash equivalents	4,730	10,520
Restricted cash	3,499	1,522
Investments in unconsolidated entities	7,481	4,381
Below-market lease obligation, net	8,276	—
Prepaid expenses and other assets	6,267	1,830
Deferred financing fees, net	1,378	848
Acquisition deposit	50,000	—
Total Assets	$177,763	$135,242

LIABILITIES AND EQUITY
Mortgage note payable	$45,500	$41,449
Promissory notes payable	64,849	—
Affiliate note payable	36,800	—
Accounts payable and accrued expenses	15,885	5,297
Due to affiliates	3,243	—
Total liabilities	166,277	46,746
Equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized, 874,308 and 8,888 shares issued and outstanding, respectively	9	—
Additional paid-in capital	17,023	—
Deficit	(5,546)	—
Members' equity	—	88,496
Total equity	11,486	88,496
Total Liabilities and Equity	$177,763	$135,242

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

CONDENSED CONSOLIDATED/COMBINED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except for share and per share data)
(Unaudited)

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	For the Period from March 21 to June 30, 2014	For the Period from January 1 to March 20, 2014	Six Months Ended June 30, 2013
Revenues
Rooms	$8,543	$8,411	$9,508	$6,026	$14,964
Food and beverage	1,790	1,673	2,021	1,543	3,182
Other	1,127	904	1,251	676	1,618
Total revenue	11,460	10,988	12,780	8,245	19,764
Operating expenses
Rooms	1,710	1,624	1,913	1,405	3,120
Food and beverage	1,202	1,133	1,338	1,042	2,272
Management fees - related party	465	396	511	289	705
Other property-level operating expenses	4,324	4,056	4,831	3,490	7,764
Depreciation and amortization	890	1,339	1,012	994	2,622
Rent	1,223	1,074	1,353	933	2,136
Total operating expenses	9,814	9,622	10,958	8,153	18,619
Income from operations	1,646	1,366	1,822	92	1,145
Interest expense	(2,031)	(566)	(2,243)	(531)	(1,105)
Acquisition and transaction related costs	(187)	—	(4,645)	—	—
Equity in earnings (losses) of unconsolidated entities	2,346	178	2,346	(166)	(33)
General and administrative	(779)	—	(1,469)	—	—
Total expenses	(651)	(388)	(6,011)	(697)	(1,138)
Net income (loss) before taxes	995	978	(4,189)	(605)	7
Provision for income tax	1,077	—	1,175	—	—
Net income (loss) and comprehensive income (loss)	$(82)	$978	$(5,364)	$(605)	$7

Basic and diluted net loss per share	$(0.21)	NA	$(22.86)	NA	NA
Basic and diluted weighted average shares outstanding	398,796	NA	234,621	NA	NA
___________________________________________________
NA - not applicable

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

CONDENSED CONSOLIDATED/COMBINED STATEMENT OF CHANGES IN EQUITY
(In thousands, except for share data)
(Unaudited)

	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Deficit	Total Stockholders' Equity	Members' Equity	Total
Balance, December 31, 2013	8,888	$—	$200	$(6)	$194	$88,496	$88,690
Issuance of common stock	105,609	1	2,417	—	2,418	—	2,418
Net loss	—	—	—	—	—	(605)	(605)
Distributions	—	—	—	—	—	(800)	(800)
Common stock offering costs, commissions and dealer manager fees	—	—	(1,529)	—	(1,529)	—	(1,529)
Balance, March 20, 2014	114,497	1	1,088	(6)	1,083	87,091	88,174
Proceeds received from Successor for the assets of Predecessor	—	—	—	—	—	(87,091)	(87,091)
Issuance of common stock	758,977	8	18,866	—	18,874	—	18,874
Net loss	—	—	—	(5,364)	(5,364)	—	(5,364)
Dividends declared	—	—	—	(176)	(176)	—	(176)
Common stock issued through Distribution Reinvestment Plan	834	—	20	—	20	—	20
Share-based payments	—	—	9	—	9	—	9
Common stock offering costs, commissions and dealer manager fees	—	—	(2,960)	—	(2,960)	—	(2,960)
Balance, June 30, 2014	874,308	$9	$17,023	$(5,546)	$11,486	$—	$11,486

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

CONDENSED CONSOLIDATED/COMBINED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Successor	Predecessor
	For the Period from March 21 to June 30, 2014	For the Period from January 1 to March 20, 2014	Six Months Ended June 30, 2013
Cash flows from operating activities:
Net income (loss)	$(5,364)	$(605)	$7
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	1,012	994	2,622
Amortization of deferred financing costs	223	75	106
Amortization of below-market lease obligation	124	—	—
Accretion of deferred consideration	24	—	—
Accretion of contingent consideration	146	—	—
Equity in (gains) losses of unconsolidated entities	(2,346)	166	33
Share-based compensation	9	—	—
Changes in assets and liabilities:
Prepaid expenses and other assets	(2,611)	(581)	(169)
Restricted cash	(870)	—	—
Accounts payable and accrued expenses	5,767	(605)	925
Net cash (used in) provided by operating activities	(3,886)	(556)	3,524

Cash flows from investing activities:
Acquisition of hotel assets of the Predecessor	(41,390)	—	—
Purchases of real estate investments	(424)	(83)	(3,312)
Acquisition deposit	(50,000)	—	—
(Increase) decrease in restricted cash	(2,010)	(468)	1,046
Net cash used in investing activities	(93,824)	(551)	(2,266)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	20,195	—	—
Dividends paid	(62)	—	—
Contributions from members	—	—	200
Distribution to members	—	(800)	(931)
Affiliate financing advancement	2,599	—	—
Proceeds from affiliate note payable used to fund acquisition deposit	40,500	—	—
Repayment of affiliate note payable used to fund acquisition deposit	(3,700)	—	—
Payments of offering costs	(2,766)	—	—
Payments of mortgage note payable	—	(137)	(135)
Proceeds from mortgage note payable	45,500	—	3,440
Proceeds from promissory note payable	1,775	—	—
Deferred financing fees	(1,601)	—	(31)
Net cash provided by (used in) financing activities	102,440	(937)	2,543
Net change in cash	4,730	(2,044)	3,801
Cash and cash equivalents, beginning of period	—	10,520	7,652
Cash and cash equivalents, end of period	$4,730	$8,476	$11,453

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

CONDENSED CONSOLIDATED/COMBINED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Successor	Predecessor
	For the Period from March 21 to June 30, 2014	For the Period from January 1 to March 20, 2014	Six Months Ended June 30, 2013
Supplemental disclosure of cash flow information:
Interest paid	$1,276	$458	$484
Distribution receivable from unconsolidated entities	$245	$—	$—
Non-cash investing and financing activities:
Reclassification of deferred offering costs to additional paid-in capital	$1,505	$—	$—
Offering costs in accrued expenses	$771	$—	$—
Proceeds receivable from share sales (1)	$1,097	$—	$—
Seller financing of real estate investments	$58,074	$—	$—
Seller financing of investment in unconsolidated entities	$5,000	$—	$—
Contingent consideration on acquisition	$4,100	$—	$—
Deferred consideration on acquisition	$3,400	$—	$—
Dividends declared but not paid	$114	$—	$—
Distribution to member by unconsolidated entities	$—	$—	$44
Common stock issued through distribution reinvestment plan	$20	$—	$—
___________________________________________________

(1)	The proceeds receivable from the sale of shares of common equity was received by the Company prior to the filing date of this Quarterly Report on Form 10-Q.

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED/COMBINED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

Note 1 - Organization
American Realty Capital Hospitality Trust, Inc. (the "Company") was incorporated on July 25, 2013 as a Maryland corporation and intends to qualify as a real estate investment trust for U.S. federal income tax purposes ("REIT") beginning with the taxable year ending December 31, 2014. The Company was formed primarily to acquire lodging properties in the midscale limited service, extended stay, select service, upscale select service, and upper upscale full service segments within the hospitality sector. The Company has no limitation as to the brand of franchise or license with which the Company's hotels will be associated. All such properties may be acquired by the Company alone or jointly with another party. The Company may also originate or acquire first mortgage loans secured by real estate and invest in other real estate-related debt. As of June 30, 2014, the Company has acquired interests in six hotels through fee simple, leasehold and joint venture interests (the "Hotels").
On January 7, 2014, the Company commenced its initial public offering ("IPO" or the "Offering") on a "reasonable best efforts" basis of up to 80,000,000 shares of common stock, $0.01 par value per share, at a price of $25.00 per share, subject to certain volume and other discounts, pursuant to a registration statement on Form S-11 (File No. 333-190698), as amended (the "Registration Statement"), filed with the U.S. Securities and Exchange Commission (the "SEC") under the Securities Act of 1933, as amended. The Registration Statement also covered up to 21,052,631 shares of common stock available pursuant to the Distribution Reinvestment Plan (the "DRIP") under which the Company's common stockholders may elect to have their distributions reinvested in additional shares of the Company's common stock.
Until the filing of the Company's second quarterly financial filing with the SEC, pursuant to the Securities Exchange Act of 1934, as amended, following the earlier to occur of (i) the Company's acquisition of at least $2.0 billion in total investment portfolio assets or (ii) January 7, 2016, the per share purchase price in the IPO will be up to $25.00 per share (including the maximum allowed to be charged for commissions and fees) and shares issued under the DRIP will initially be equal to $23.75 per share, which is 95% of the initial per share offering price in the IPO. Thereafter, the per share purchase price will vary quarterly and will be equal to the Company's net asset value ("NAV") per share plus applicable commissions and fees in the case of the primary offering, and the per share purchase price in the DRIP will be equal to the NAV per share. On February 3, 2014, the Company received and accepted subscriptions in excess of the minimum offering amount of $2.0 million in Offering proceeds, broke escrow and issued shares of common stock to the initial investors who were admitted as stockholders. As of June 30, 2014, the Company had 0.9 million shares of stock outstanding and had received total gross proceeds from the IPO of approximately $21.5 million, including shares issued under the DRIP. As of June 30, 2014, the aggregate value of all the common stock outstanding was $21.9 million based on a per share value of $25.00 (or $23.75 for shares issued under the DRIP).
Substantially all of the Company's business is conducted through American Realty Capital Hospitality Operating Partnership, L.P. (the "OP"), a Delaware limited partnership. The Company is the sole general partner and holds substantially all of the units of limited partner interests in the OP ("OP Units"). Additionally, American Realty Capital Hospitality Special Limited Partner, LLC (the "Special Limited Partner") contributed $2,020 to the OP in exchange for 90 OP Units, which represents a nominal percentage of the aggregate OP ownership. The holders of OP Units have the right to convert OP Units for the cash value of a corresponding number of shares of common stock or, at the option of the OP, a corresponding number of shares of common stock of the Company in accordance with the limited partnership agreement of the OP. The remaining rights of the limited partner interests are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP's assets.
The Company has no direct employees. The Company has retained American Realty Capital Hospitality Advisor, LLC ("the Advisor") to manage certain aspects of its affairs on a day-to-day basis. American Realty Capital Hospitality Properties, LLC (the "Property Manager") serves as the Company's property manager and the Property Manager has retained Crestline Hotels & Resorts, LLC (the "Sub Property Manager"), an entity under common control with the parent of American Realty Capital IX, LLC, (the "Sponsor") to provide services, including locating investments, negotiating financing and operating certain hotel assets in the Company's portfolio. Realty Capital Securities, LLC (the "Dealer Manager"), an entity under common control with the Sponsor serves as the dealer manager of the offering. The Advisor, Special Limited Partner, Property Manager, Sub Property Manager and Dealer Manager are related parties and receive fees, distributions and other compensation for services related to the Offering and the investment and management of the Company's assets.

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED/COMBINED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

Pending Acquisition
On May 23, 2014, the Company entered into a Real Estate Sale Agreement to acquire (the "Grace Acquisition") the fee simple or leasehold interests in 126 hotels (the "Portfolio") from W2007 Equity Inns Realty, LLC, W2007 Equity Inns Realty, L.P., W2007 EQI Urbana Partnership, L.P., W2007 EQI Seattle Partnership, L.P., W2007 EQI Savannah 2 Partnership, L.P., W2007 EQI Rio Rancho Partnership, L.P., W2007 EQI Orlando Partnership, L.P., W2007 EQI Orlando 2 Partnership, L.P., W2007 EQI Naperville Partnership, L.P., W2007 EQI Milford Corporation, W2007 EQI Louisville Partnership, L.P., W2007 EQI Knoxville Partnership, L.P., W2007 EQI Jacksonville Partnership I, L.P., W2007 EQI Indianapolis Partnership, L.P., W2007 EQI Houston Partnership, L.P., W2007 EQI HI Austin Partnership, L.P., W2007 EQI East Lansing Partnership, L.P., W2007 EQI Dalton Partnership, L.P., W2007 EQI College Station Partnership, L.P., W2007 EQI Carlsbad Partnership, L.P., W2007 EQI Augusta Partnership, L.P. and W2007 EQI Asheville Partnership, L.P. (collectively, the "Sellers") which are indirectly owned by one or more Whitehall Real Estate Funds, an investment arm controlled by The Goldman Sachs Group, Inc.
The aggregate contract purchase price for the Portfolio is approximately $1.925 billion, exclusive of closing costs and subject to certain adjustments at closing. The Company anticipates funding approximately $271.0 million of the purchase price with cash generated through equity raises, funding approximately $976.0 million through the assumption of existing mezzanine and mortgage indebtedness and funding approximately $227.0 million through additional mortgage and mezzanine financing. The mortgage indebtedness that the Company expects to assume is for $865.0 million at an interest rate of London Interbank Offered Rate ("LIBOR") plus 3.11% and the mezzanine indebtedness is for $111.0 million at an interest rate of LIBOR plus 4.77%. Both the mortgage and mezzanine indebtedness are secured by 106 of the 126 hotels in the Portfolio and mature on May 1, 2016, subject to three (one-year) extension rights which, if all three are exercised, result in an outside maturity date of May 1, 2019.
Consistent with the terms of the Grace Acquisition, the Company anticipates that the remaining $451.0 million of the contract purchase price will be satisfied by the issuance of preferred equity interests in two newly-formed Delaware limited liability companies, ARC Hospitality Portfolio I Holdco, LLC and ARC Hospitality Portfolio II Holdco, LLC, each of which will be an indirect subsidiary of the Company and an indirect owner of the Portfolio. The holders of the preferred equity interests are entitled to monthly distributions at a rate of 7.50% per annum for the first 18 months following closing and 8.00% per annum thereafter. On liquidation, the preferred equity interests will be entitled to receive their original value (as reduced by redemptions) prior to any distributions being made to the Company or its shareholders. After the earlier to occur of either (i) the date of repayment in full of currently outstanding unsecured obligations of the Company in the original principal amount of approximately $63.0 million, which represents the portfolio owned assets and joint venture promissory notes, or (ii) the date the gross amount of IPO proceeds received by the Company exceeds $150.0 million (See Note 7 - Promissory Notes Payable), the Company will be required to use 35.0% of any IPO proceeds to redeem the preferred equity interests at par, up to a maximum of $350.0 million for any 12-month period. The Company is also required, in certain circumstances, to apply debt proceeds to redeem the preferred equity interests at par. As of the end of the third year following the closing of the Grace Acquisition, the Company is required to have redeemed 50.0% of the preferred equity interests, and as of the end of the fourth year following the closing of the Grace Acquisition, the Company is required to redeem 100.0% of the preferred equity interests remaining outstanding at such time. In addition, the Company has the right, at its option, to redeem the preferred equity interests, in whole or in part, at any time at par. The holders of the preferred equity interests will have certain customary consent rights over actions by the Company relating to the Portfolio. If the Company is unable to satisfy the redemptions requirements, the holders of the preferred equity interests will have certain rights, including the ability to assume control of the operations of the Portfolio. Due to their characteristics and the fact that they are mandatorily redeemable, the preferred equity interests will be treated as debt in accordance with accounting principles generally accepted in the United States of America ("GAAP").
Pursuant to the terms of the Grace Acquisition, the Company’s obligation to consummate the acquisition of the Portfolio is subject to certain customary closing conditions. Among these customary conditions, the Company must enter into replacement franchise agreements for each hotel and the Company must obtain the consent of certain ground lessors for certain hotels. The Company was required to make a $50.0 million earnest money deposit, with an additional $25.0 million due if the Company exercises its right to extend closing of the acquisition to December 15, 2014. This right was exercised on July 21, 2014 (See Note 15 - Subsequent Events).

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED/COMBINED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

Note 2 - Summary of Significant Accounting Policies
The accompanying condensed consolidated/combined financial statements of the Company included herein were prepared GAAP for interim financial information and with the instructions to this Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. All intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the period from January 1 to March 20, 2014 for the Barceló Portfolio (the "Predecessor") and for the period from March 21 to June 30, 2014 for the Company (the "Successor") are not necessarily indicative of the results for the entire year or any subsequent interim period. Certain prior period amounts have been reclassified to conform to current period presentation.
These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2013, which are included in the Company's Annual Report on Form 10-K filed with the SEC on April 7, 2014.
Development Stage Company
On February 3, 2014, the Company raised proceeds sufficient to break escrow in connection with its IPO. The Company received and accepted aggregate subscriptions in excess of the minimum $2.0 million and issued shares of common stock to its initial investors who were admitted as stockholders. The Company acquired interests in six hotels through fee simple, leasehold and joint venture interests and commenced operations on March 21, 2014, and as of such date was no longer considered to be a development stage company.
Principles of Consolidation/Combination and Basis of Presentation
The accompanying condensed consolidated/combined financial statements include the accounts of the Company and its subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation. In determining whether the Company has a controlling financial interest in a joint venture and the requirement to consolidate the accounts of that entity, management considers factors such as ownership interest, authority to make decisions and contractual and substantive participating rights of the other partners or members as well as whether the entity is a variable interest entity for which the Company is the primary beneficiary.
The Predecessor represents hospitality assets and operations owned by Barceló Crestline Corporation and its consolidated subsidiaries ("BCC"), which historically have been maintained in various legal entities. Historically, financial statements have not been prepared for the Predecessor as a discrete stand-alone entity. The accompanying condensed consolidated/combined financial statements for the Predecessor as of December 31, 2013, for the period from January 1 to March 20, 2014 and for the three and six months ended June 30, 2013 have been derived from the historical accounting records of BCC and reflect the assets, liabilities, equity, revenue and expenses directly attributable to the Predecessor, as well as allocations deemed reasonable by management, to present the combined financial position, results of operations, changes in equity, and cash flows of the Predecessor on a stand-alone basis. Included in the accompanying condensed consolidated/combined statement of operations for the period from March 21 to June 30, 2014 is $0.2 million of costs related to the Company for the period from January 1 to March 20, 2014. No costs related to the Company for the period from January 1 to March 20, 2014 were included in the condensed consolidated statement of operations for the three months ended June 30, 2014.
Non-cash deferred consideration used to fund the acquisition of the Hotels in the amount of $3.2 million was originally presented as a cash outflow from investing activities and a cash inflow from operating activities as a component of changes in prepaid and other assets for the period from March 21 to March 31, 2014. This amount has been removed from net cash used in investing activities and net cash used in operating activities in these condensed consolidated financial statements. This amount is considered immaterial to the prior period to which it relates. Additionally, the Company included the comparative non-cash disclosure to reconcile the purchase price to the cash paid for the acquisition of the Hotels.
Use of Estimates
The preparation of the accompanying condensed consolidated/combined financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED/COMBINED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

during the reporting period. Actual results could differ from those estimates. Management makes significant estimates regarding revenue recognition, purchase price allocations to record investments in real estate and real estate taxes, as applicable.
Real Estate Investments
The Company allocates the purchase price of properties acquired in real estate investments to tangible and identifiable intangible assets acquired based on their respective fair values at the date of acquisition. Tangible assets include land, land improvements, buildings and fixtures. The Company utilizes various estimates, processes and information to determine the property value. Estimates of value are made using customary methods, including data from appraisals, comparable sales, discounted cash flow analysis and other methods. Amounts allocated to land, land improvements, buildings and fixtures are based on cost segregation studies performed by independent third parties or on the Company’s analysis of comparable properties in the Company’s portfolio. Identifiable intangible assets and liabilities, as applicable, are typically related to contracts, including operating lease agreements, ground lease agreements and hotel management agreements, which will be recorded at fair value.
In making estimates of fair values for purposes of allocating the purchase price, the Company utilizes a number of sources, including independent appraisals that may be obtained in connection with the acquisition or financing of the respective property and other market data. The Company also considers information obtained about each property as a result of the Company’s pre-acquisition due diligence in estimating the fair value of the tangible and intangible assets acquired and intangible liabilities assumed.
Investments in real estate that are not considered to be business combinations are recorded at cost. Improvements and replacements are capitalized when they extend the useful life of the asset. Costs of repairs and maintenance are expensed as incurred. Depreciation of the Company's assets is computed using the straight-line method over the estimated useful lives of up to 40 years for buildings, 15 years for land improvements, five years for fixtures and the shorter of the useful life or the remaining lease term for leasehold interests.
The Company is required to make subjective assessments as to the useful lives of the Company’s assets for purposes of determining the amount of depreciation to record on an annual basis with respect to the Company’s investments in real estate. These assessments have a direct impact on the Company’s net income because if the Company were to shorten the expected useful lives of the Company’s investments in real estate, the Company would depreciate these investments over fewer years, resulting in more depreciation expense and lower net income on an annual basis.
The Company is required to present the operations related to properties that have been sold or properties that are intended to be sold as discontinued operations in the statement of operations at fair value for all periods presented to the extent the disposal of a component represents a strategic shift that has or will have a major effect on the Company’s operations and financial results.
Below-Market Lease
The below-market lease intangible is based on the difference between the market rent and the contractual rent and is discounted to a present value using an interest rate reflecting the Company's current assessment of the risk associated with the lease acquired. Acquired lease intangible assets are amortized over the remaining lease term. The amortization of a below-market lease is recorded as an increase to rent expense on the condensed consolidated/combined statements of operations.
Impairment of Long Lived Assets and Investments in Unconsolidated Entities
When circumstances indicate the carrying value of a property may not be recoverable, the Company reviews the asset for impairment. This review is based on an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property’s use and eventual disposition. The estimates consider factors such as expected future operating income, market and other applicable trends and residual value, as well as the effects of demand, competition and other factors. If impairment exists, due to the inability to recover the carrying value of a property, an impairment loss will be recorded to the extent that the carrying value exceeds the estimated fair value of the property for properties to be held and used. For properties held for sale, the impairment loss is the adjustment to fair value less estimated cost to dispose of the asset. These assessments have a direct impact on net income because recording an impairment loss results in an immediate negative adjustment to net income. No such impairment losses were recorded in the periods presented.

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED/COMBINED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

Cash and Cash Equivalents
Cash and cash equivalents includes cash in bank accounts as well as investments in highly-liquid money market funds with original maturities of three months or less.
Restricted Cash
Restricted cash consists of amounts required under mortgage agreements for future capital improvements to owned assets, future interest and property tax payments and excess cash flow deposits due to mortgage agreement restrictions. For purposes of the statement of cash flows, changes in restricted cash caused by changes to the amount needed for future capital improvements are treated as investing activities and changes related to future interest and real estate tax payments and excess cash flow deposits are treated as operating activities.
Deferred Financing Fees
Deferred financing fees represent commitment fees, legal fees and other costs associated with obtaining commitments for financing. These fees are amortized over the terms of the respective financing agreements using the effective interest method. Unamortized deferred financing fees are expensed when the associated debt is refinanced or repaid before maturity. Costs incurred in seeking financial transactions that do not close are expensed in the period in which it is determined that the financing will not be successful.
Variable Interest Entities
Accounting Standards Codification ("ASC") 810, Consolidation contains the guidance surrounding the definition of variable interest entities ("VIE"), the definition of variable interests and the consolidation rules surrounding VIEs. In general, VIEs are entities in which equity investors lack the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. The Company has variable interests in VIEs through its investments in entities which own the Westin Virginia Beach Town Center (the "Westin Virginia Beach") and the Hilton Garden Inn Blacksburg.
Once it is determined that the Company holds a variable interest in an entity, GAAP requires that the Company perform a qualitative analysis to determine (i) which entity has the power to direct the matters that most significantly impact the VIE’s financial performance; and (ii) if the Company has the obligation to absorb the losses of the VIE that could potentially be significant to the VIE or the right to receive the benefits of the VIE that could potentially be significant to the VIE. The entity that has both of these characteristics is deemed to be the primary beneficiary and is required to consolidate the VIE (See Note 4 - Variable Interest Entities and Investments in Unconsolidated Entities).
Revenue Recognition
Hotel revenue is recognized as earned, which is generally defined as the date upon which a guest occupies a room or utilizes the hotel services.
Share-Based Payments
The Company has a share-based incentive award plan, which is accounted for under the guidance for share-based payments. The expense for such awards will be included in general and administrative expenses and is recognized over the vesting period or when the requirements for exercise of the award have been met (See Note 14 - Share-Based Payments).
Income Taxes
The Company intends to elect and qualify to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code commencing with its tax year ending December 31, 2014. If the Company qualifies for taxation as a REIT, it generally will not be subject to federal corporate income tax as long as it distributes 90% of its REIT taxable income to its stockholders and complies with various other organizational and operational requirements applicable to it as a REIT. Even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income, property tax and federal income and excise taxes on its undistributed income. The Company's hotels are leased to a taxable REIT subsidiary ("TRS") which is a wholly owned subsidiary of the OP. The TRS is subject to federal, state and local income taxes.

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED/COMBINED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

Earnings/Loss per Share
The Company calculates basic income per share by dividing net income or loss for the period by the weighted-average shares of its common stock outstanding for a respective period. Diluted income per share takes into account the effect of dilutive instruments, such as stock options and unvested restricted stock, except when doing so would be anti-dilutive.
Advertising Costs
The Company expenses advertising costs as incurred. These costs were $0.1 million for the three months ended June 30, 2014 and $0.2 million combined between the Predecessor and the Company for the six months ended June 30, 2014. These costs were $0.1 million and $0.2 million for the Predecessor for the three and six months ended June 30, 2013, respectively.
Allowance for Doubtful Accounts
Receivables consist principally of trade receivables from customers and are generally unsecured and are due within 30 to 90 days. The Company records a provision for uncollectible accounts using the allowance method. Expected credit losses associated with trade receivables are recorded as an allowance for doubtful accounts. The allowance for doubtful accounts is estimated based upon historical patterns of credit losses for aged receivables as well as specific provisions for certain identifiable, potentially uncollectible balances. When internal collection efforts on accounts have been exhausted, the accounts are written off and the associated allowance for doubtful accounts is reduced. Trade receivable balances, net of the allowance for doubtful accounts, are included in prepaid expenses and other assets in the accompanying condensed consolidated/combined balance sheets, and are as follows (in thousands):

	Successor	Predecessor
	June 30, 2014	December 31, 2013
Trade receivables	$1,672	$788
Allowance for doubtful accounts	(45)	(26)
Trade receivables, net of allowance	$1,627	$762
Reportable Segments
The Company has determined that it has one reportable segment, with activities related to investing in real estate. The Company’s investments in real estate generate room revenue and other income through the operation of the properties, which comprise 100% of the total consolidated/combined revenues. Management evaluates the operating performance of the Company’s investments in real estate on an individual property level, none of which represent a reportable segment.
Recently Issued Accounting Pronouncements
In April 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-08 Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360) - Reporting Discontinued Operations and Disclosure of Disposal of Components of an Entity. Under this standard, a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations only if the disposal represents a strategic shift that has, or will have, a major effect on an entity’s operations and financial results.  In addition, it requires an entity to present, for each comparative period, the assets and liabilities of a disposal group that includes a discontinued operation separately in the asset and liability sections, respectively, of the statement of financial position. As a result, the operations of sold properties through the date of their disposal will be included in continuing operations, unless the sale represents a strategic shift. However, the gain or loss on the sale of a property will be reported separately below income from continuing operations. The Company adopted this ASU as of January 1, 2014. No prior year restatements are permitted for this change in policy. For purposes of earnings per share calculation, beginning in 2014 gains and losses on property sales will be included in continuing operations.
On May 28, 2014, the FASB issued ASU 2014-09 Revenue from Contracts with Customers ("ASU 2014-09"), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective. The new standard is effective for the Company on January 1, 2017. Early application is not permitted. The standard

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED/COMBINED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.
Note 3 - Real Estate Investments
On March 21, 2014, the Company acquired interests in six hotels through fee simple, leasehold and joint venture interests. The aggregate purchase price of the Hotels was approximately $112.0 million, exclusive of closing costs. The Hotels consist of (i) three wholly owned hotel assets (the "Portfolio Owned Assets"), the Baltimore Courtyard Inner Harbor Hotel (the "Baltimore Courtyard"), the Courtyard Providence Downtown Hotel (the "Providence Courtyard") and the Homewood Suites by Hilton Stratford (the "Stratford Homewood Suites"); (ii) one leased asset, the Georgia Tech Hotel & Conference Center (the "Georgia Tech Hotel"); and (iii) equity interests in two joint ventures (the "Joint Venture Assets") that each own one hotel, the Westin Virginia Beach and the Hilton Garden Inn Blacksburg.
The following table presents the allocation of the assets acquired and liabilities assumed by the Company as of March 21, 2014 (in thousands):

Successor
As of March 21, 2014
Assets acquired and liabilities assumed
Land	$12,308
Buildings and improvements	79,192
Below-market lease obligation	8,400
Furniture, fixtures and equipment	5,220
Restricted cash	619
Investment in unconsolidated entities	5,380
Prepaid expenses and other assets	2,314
Accounts payable and accrued expenses	(1,469)
Total assets acquired and liabilities assumed	111,964
Contingent consideration on acquisition	(4,100)
Seller financing of real estate investments	(58,074)
Seller financing of investment in unconsolidated entities	(5,000)
Deferred consideration	(3,400)
Total assets acquired, net	$41,390
The Company is still finalizing the fair value of certain tangible and intangible assets acquired and adjustments may be made to the preliminary purchase price allocation shown above. Pro forma information as if the above acquisitions during the six months ended June 30, 2014 had been consummated on January 1, 2013 have not been presented as the results for the Predecessor for the six months ended June 30, 2014 and for the six months ended June 30, 2013 are included in the condensed consolidated/combined statements of operations.
Contingent consideration included as part of the acquisition is payable to BCC in 2016 based on the operating results of the Baltimore Courtyard, Providence Courtyard and Stratford Homewood Suites. Additionally, deferred consideration payable to BCC of $3.0 million and $0.5 million is payable on March 21, 2015 and March 21, 2016, respectively (See Note 11 - Commitments and Contingencies for further information on the preceding). The fair value of the contingent consideration on acquisition of $4.1 million and the deferred consideration of $3.4 million are included in accounts payable and accrued expenses and the seller financing of real estate investments and seller financing of investment in unconsolidated entities are included in promissory notes payable on the accompanying condensed consolidated/combined balance sheets.

Note 4 - Variable Interest Entities and Investments in Unconsolidated Entities

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED/COMBINED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

The Company's accompanying condensed consolidated/combined financial statements and the Predecessor's combined financial statements include investments in (i) an entity that owns the Westin Virginia Beach and (ii) an entity that owns the Hilton Garden Inn Blacksburg.
The Company as of June 30, 2014 and the Predecessor as of December 31, 2013 have a 24.00% non-controlling interest (but with certain veto and approval rights) in BSE/AH Blacksburg Hotel, LLC (the "HGI Blacksburg JV"), an entity that owns the assets of the Hilton Garden Inn Blacksburg.  The HGI Blacksburg JV has a loan with an original principal balance of $13.0 million (the "Blacksburg Loan"). In addition, BCC is a party to the First Amended and Restated Guaranty of Payment dated April 17, 2008 (the "Blacksburg Payment Guaranty") in connection with the Blacksburg Loan, which is partially supported by a Construction Loan Indemnity from the other partners in the HGI Blacksburg JV dated March 10, 2008 (the "Blacksburg Cross Indemnity"). In connection with the acquisition of its non-controlling interest in the HGI Blacksburg JV, on March 21, 2014, the Company entered into an Indemnity Agreement (the "BCC Indemnity") pursuant to which the Company agreed to indemnify BCC against liabilities arising under the Blacksburg Payment Guaranty and/or the Blacksburg Cross Indemnity. The outstanding balance of the Blacksburg Loan was $10.4 million and $10.7 million as of June 30, 2014 and December 31, 2013, respectively.
Under the Blacksburg Payment Guaranty, BCC is jointly liable to the lender, along with four other parties, for payment of any Blacksburg Loan deficiencies. The Blacksburg Payment Guaranty remains in effect until the Blacksburg Loan is repaid. Under the Blacksburg Cross Indemnity, each of the joint venture owners of the hotel agrees to be responsible for its pro rata share of any liabilities under the Blacksburg Payment Guaranty, and to be 100% responsible for any liabilities caused by it. Thus, so long as each of the other parties to the Blacksburg Cross Indemnity remains solvent, the Company, through the BCC Indemnity, should never be liable for anything more than the Company’s pro rata share of losses, or 100% of the losses the Company caused.
The Company as of June 30, 2014 and the Predecessor as of December 31, 2013 have a 30.53% non-controlling interest (but with certain veto and approval rights) in TCA Block 7 Hotel, LLC (the "Westin Virginia Beach JV"), an entity that owns the assets of the Westin Virginia Beach. On April 8, 2014, a loan in connection with the hotel was refinanced and Notes A and B of that loan were paid off. Upon payment in full of Notes A and B, Note C for $7.0 million and related accrued interest of $0.5 million were forgiven. On April 8, 2014, Westin Virginia Beach JV entered into a $20.7 million loan (the "Westin Virginia Beach Loan") with an unaffiliated lender. In addition, the Company is a party to a Guaranty of Recourse Obligations dated April 8, 2014 (the "Westin Virginia Beach Non-Recourse Carve-out Guaranty") in connection with the Westin Virginia Beach Loan, which is partially supported by a permanent loan cross indemnity from the other partners in the Westin Virginia Beach JV dated April 1, 2014 (the "Westin Virginia Beach Cross Indemnity"). The outstanding balance of the prior loans was $26.6 million as of December 31, 2013, and the outstanding balance of the Westin Virginia Beach Loan was $20.7 million as of June 30, 2014.
Under the Westin Virginia Beach Non-Recourse Carve-out Guaranty, the Company, along with two other parties, would be liable to the lender for repayment for part or all of the loan upon occurrence of events triggering non-recourse carve-out liability. Pursuant to the Westin Virginia Beach Cross Indemnity, each of the joint venture partners is obligated to pay its pro rata share of any losses incurred by the parties to the Westin Virginia Beach Non-Recourse Carve-out Guaranty, except to the extent that any such loss is caused by one of those parties, in which case that party is responsible for 100% of the losses. Therefore, so long as each of the other parties remains solvent, the Company should never be liable for anything more than its pro rata share of losses, or 100% of the losses it caused. The Westin Virginia Beach Non-Recourse Carve-out Guaranty remains in place until the Westin Virginia Beach Loan is repaid.

The Company considers these entities to be VIEs. The Company has concluded it is not the primary beneficiary with the power to direct activities that most significantly impact economic performance of the entities, and accordingly, has not consolidated the entities. The Company has accounted for the entities under the equity method of accounting and included them in investments in unconsolidated entities in the accompanying condensed consolidated/combined balance sheets.
The Company’s and Predecessor's investments in unconsolidated entities as of June 30, 2014 and December 31, 2013, respectively, consist of the following (in thousands):

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED/COMBINED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

		Investment in Partnership		Income (Loss)
		Successor	Predecessor	Successor	Predecessor	Successor	Predecessor
Partnership	Ownership Interest	June 30, 2014	December 31, 2013	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	For the Period from March 21 to June 30, 2014	For the Period from January 1 to March 20, 2014	Six Months Ended June 30, 2013
HGI Blacksburg JV	24.00%	$1,550	$893	$15	$10	$17	$(35)	$(15)
Westin Virginia Beach JV	30.53%	5,931	3,488	2,331	168	2,329	(131)	(18)
		$7,481	$4,381	$2,346	$178	$2,346	$(166)	$(33)
During the three and six months ended June 30, 2014, the Company recorded a capital distribution of $0.24 million from the Westin Virginia Beach JV.  This amount was a receivable from the Sub Property Manager and is included in accounts receivable and other assets in the condensed consolidated/combined balance sheet as of June 30, 2014. During the six months ended June 30, 2013, BCC recorded a non-cash capital distribution of $0.04 million from the Westin Virginia Beach JV. No distributions were recorded during the three months ended June 30, 2013.
The maximum exposure to loss as a result of the Company’s and Predecessor's investments in unconsolidated entities as of June 30, 2014 and December 31, 2013, respectively, is as follows (in thousands)(1):

	Partnership Loan Balance		Investment in Partnership		Partnership Maximum Exposure to Loss
	Successor	Predecessor	Successor	Predecessor	Successor	Predecessor
Partnership	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013
HGI Blacksburg JV	$10,363	$10,663	1,550	$893	$11,913	$11,556
Westin Virginia Beach JV	20,679	26,576	5,931	3,488	26,610	30,064
	$31,042	$37,239	$7,481	$4,381	$38,523	$41,620
______________________________________________________________________________________________
(1) Represents the Company's maximum exposure to loss at each unconsolidated entity should the loss be caused by the Company. As a result of the Blacksburg Payment Guaranty, the Blacksburg Cross Indemnity, the Westin Virginia Beach Non-Recourse Carve-out Guaranty and the Westin Virginia Beach Cross Indemnity, the Company and Predecessor have a maximum exposure to loss of the outstanding loan balance at the entity as well as their investment in the entity.
Below are the condensed statements of operations for the HGI Blacksburg JV for the three months ended June 30, 2014 and 2013 and for the period from January 1 to March 20, 2014, for the period from March 21 to June 30, 2014 and for the six months ended June 30, 2013 (in thousands):

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	For the Period from March 21 to June 30, 2014	For the period from January 1 to March 20, 2014	Six Months Ended June 30, 2013
Hotel revenue	$1,215	$1,166	$1,342	$687	$2,076
Operating income (loss)	206	217	226	(47)	228
Interest expense	(110)	(176)	(123)	(97)	(293)
Net income (loss)	$96	$41	$103	$(144)	$(65)
Company's share of net income (loss)	23	10	25	(35)	(15)
Additional amortization expense (1)	(8)	—	(8)	—	—
Company's share of net income (loss)	$15	$10	$17	$(35)	$(15)
____________________________________________________________________________
(1) Amortization of the purchase price of the Company’s original interest in the HGI Blacksburg JV, less the Company's share of the partnership’s deficit, which resulted in a basis difference of $0.7 million.

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED/COMBINED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

Below are the condensed statements of operations for the Westin Virginia Beach JV for the three months ended June 30, 2014 and 2013 and for the period from January 1 to March 20, 2014, for the period from March 21 to June 30, 2014 and for the six months ended June 30, 2013 (in thousands):

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	For the Period from March 21 to June 30, 2014	For the Period from January 1 to March 20, 2014	Six Months Ended June 30, 2013
Hotel revenue	$3,163	$3,064	$3,509	$2,070	$5,449
Operating income (loss)	626	897	662	(67)	640
Interest income	—	—	—	—	1
Interest expense	(392)	(348)	(434)	(304)	(702)
Forgiveness of debt	7,522	—	7,522	—	—
Net income (loss)	$7,756	$549	$7,750	$(371)	$(61)
Company's share of net income (loss)	2,368	168	2,366	(113)	(18)
Additional amortization expense (1)	(37)	—	(37)	(18)	—
Company's share of net income (loss)	$2,331	$168	$2,329	$(131)	$(18)
_________________________________________________________________________
(1) Amortization of the purchase price of the Predecessor’s original interest in the Westin Virginia Beach JV, less the Predecessor’s share of the partnership’s deficit, which resulted in a basis difference of $3.4 million and the Company’s original interest in the Westin Virginia Beach JV, less the Company's share of the partnership’s deficit, which resulted in a basis difference of $3.4 million.
Note 5 - Leases
In October 2001, the Predecessor, through a wholly owned subsidiary, CC Technology Square LLC (the "Lessee"), entered into an operating lease agreement to lease the Georgia Tech Hotel, which opened in August 2003. The lease has an initial term of 30 years from the opening date, with a 10-year extension option. The lease requires the Lessee to pay rent equal to (i) a fixed minimum rent plus (ii) an additional rent based upon a specified percentage of revenues to the extent they exceed a specified threshold. On March 21, 2014, the Company acquired the Predecessor's interest in the lease. The Lessee is responsible for paying all of the hotel operating expenses including all personnel costs, impositions, utility charges, insurance premiums, and payments for funding furniture, fixtures and equipment reserves. Rent expense for the Georgia Tech Hotel attributable to the Successor for the three months ended June 30, 2014 and for the period from March 21 to June 30, 2014 was $1.2 million and $1.4 million, respectively. In connection with the acquisition of the Georgia Tech Hotel lease, the Company has allocated a value to the below-market lease intangible based on the difference between the market rent and the rental commitments. During the three and six months ended June 30, 2014, $0.1 million and $0.1 million, respectively, has been amortized to rent expense. Rent expense attributable to the Predecessor for the three months ended June 30, 2013, for the period from January 1 to March 20, 2014 and the six months ended June 30, 2013 was $1.1 million, $0.9 million and $2.1 million, respectively.
The future minimum rental commitments for the Georgia Tech Hotel are as follows (in thousands):

	Minimum Rental Commitments	Amortization to Rent Expense
July 1, 2014 - December 31, 2014	$2,200	$216
Year ended December 31, 2015	4,400	433
Year ended December 31, 2016	4,400	433
Year ended December 31, 2017	4,400	433
Year ended December 31, 2018	4,400	433
Thereafter	64,533	6,328
	$84,333	$8,276

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED/COMBINED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

Note 6 - Mortgage Note Payable
The Company’s and the Predecessor's mortgage note payable as of June 30, 2014 and December 31, 2013 consist of the following, respectively (in thousands):

Successor
	Outstanding Mortgage Note Payable
Encumbered Properties	June 30, 2014	Interest Rate	Payment	Maturity
Baltimore Courtyard & Providence Courtyard	$45,500	4.3%	Interest Only, Principal paid at Maturity	April 2019

Predecessor
	Outstanding Mortgage Note Payable
Encumbered Properties	December 31, 2013	Interest Rate	Payment	Maturity
Baltimore Courtyard & Providence Courtyard	$41,449	4.55% plus the greater of (i) three-month LIBOR or (ii) a LIBOR floor of 0.50%(1)	Principal and Interest	January 2016
______________________________________________________________________________________________
(1) 5.05% at December 31, 2013
The Predecessor's mortgage note payable was paid off concurrently with the acquisition of the Hotels by the Company. Interest expense related to the mortgage note payable attributable to the Successor for the three months ended June 30, 2014 and for the period from March 21 to June 30, 2014 was $0.5 million and $0.6 million, respectively. Interest expense attributable to the Predecessor for the three months ended June 30, 2013, for the period from January 1 to March 20, 2014 and the six months ended June 30, 2013 was $0.6 million, $0.5 million and $1.1 million, respectively.
Note 7 - Promissory Notes Payable
The Company’s promissory notes payable as of June 30, 2014 are as follows (in thousands):

	Outstanding Promissory Notes Payable
Use of Proceeds	June 30, 2014	Interest Rate	Payment	Maturity
Portfolio Owned Assets	$58,074	6.8%	Interest Only	(1)
Joint Venture Assets	5,000	6.8%	Interest Only	(1)
Property improvement plan	1,775	4.5%	Interest Only	March 2019
Grace Acquisition deposit (2)	36,800	6.0%	Interest Only	May 2015
______________________________________________________________________________________________
(1) The maturity date of the Portfolio Owned Assets and Joint Venture Assets promissory notes is within ten business days upon the Company raising equal to or greater than $150.0 million in gross proceeds from the Offering. There are no principal payments under the Portfolio Owned Assets and Joint Venture Assets promissory notes payable for 2014 and 2015, unless the contingent payment feature is satisfied by raising equal to or greater than $150.0 million in gross proceeds from the Offering.
(2) The maturity date of the affiliate note is May 27, 2015. In connection with the Grace Acquisition, the Company paid a $50.0 million customary earnest money deposit which was partially funded by entering into a $45.0 million promissory note with CARP, LLC, an entity under common ownership with the Sponsor (the "Affiliate Promissory Note"). During the three months ended June 30, 2014, the Company received proceeds from the Affiliate Promissory Note of $40.5 million and repaid $3.7 million. Interest on the Affiliate Promissory Note does not begin accruing until July 1, 2014.
The Portfolio Owned Assets and Joint Venture Assets promissory notes are payable to BCC and the property improvement plan promissory note is payable to the Sub Property Manager.

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED/COMBINED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

Interest expense related to promissory notes payable attributable to the Company for the three months ended June 30, 2014 and for the period from March 21 to June 30, 2014 was $1.1 million and $1.2 million, respectively.
Note 8 - Accounts Payable and Accrued Expenses
The following is a summary of the components of accounts payable and accrued expenses (in thousands):

	Successor	Predecessor
	June 30, 2014	December 31, 2013
Accounts payable and accrued expenses	$7,088	$2,745
Contingent consideration from acquisition	4,246	—
Deferred payment for acquisition	3,424	—
Accrued salaries and related liabilities	1,127	819
Georgia Tech Hotel lease obligation	—	1,733
	$15,885	$5,297
Note 9 - Common Stock
The Company had 874,308 shares and 8,888 shares of common stock outstanding and had received total proceeds of $21.5 million and $0.2 million as of June 30, 2014 and December 31, 2013, respectively.
On February 3, 2014, the Company's board of directors declared distributions payable to stockholders of record each day during the applicable period at a rate equal to $0.00465753425 per day, or $1.70 per annum, per share of common stock. The distributions began accruing on April 1, 2014. The distributions are payable by the fifth day following each month end to stockholders of record at the close of business each day during the prior month.
Share Repurchase Program
The Company has a Share Repurchase Program (the "SRP") that enables stockholders to sell their shares of common stock originally purchased from the Company to the Company. Under the SRP, stockholders may request that the Company redeem all or any portion, subject to certain minimum conditions described below, if such repurchase does not impair the Company’s capital or operations.
Except in connection with a stockholder’s death, disability, bankruptcy or other involuntary exigent circumstance, prior to the time that the shares of common stock are listed on a national securities exchange and until the Company begins to calculate its NAV, the repurchase price per share will depend on the length of time investors have held such shares as follows: after one year from the purchase date — the lower of $23.13 or 92.5% of the amount they actually paid for each share; after two years from the purchase date — the lower of $23.75 or 95.0% of the amount they actually paid for each share; after three years from the purchase date —  the lower of $24.38 or 97.5% of the amount they actually paid for each share; and after four years from the purchase date — the lower of $25.00 or 100.0% of the amount they actually paid for each share (in each case, as adjusted for any stock distributions, combinations, splits and recapitalizations).
Once the Company begins to calculate its NAV, the price per share that the Company will pay to repurchase the Company’s shares of common stock on the last day of each quarter, will be the Company’s per share NAV of common stock for the quarter, calculated after the close of business on each day the Company makes its quarterly financial filing. Subject to limited exceptions, stockholders whose shares of common stock are repurchased within the first four months from the date of purchase will be subject to a short-term trading fee of 2.0% of the aggregate per share NAV of the shares of common stock repurchased.
The board of directors may reject a request for repurchase, at any time. Purchases under the SRP by the Company will be limited in any calendar year to 5.0% of the weighted average number of shares outstanding during the prior calendar year. In addition, funds available for the Company's SRP are limited and may not be sufficient to accommodate all requests. Due to these limitations, we cannot guarantee that we will be able to accommodate all repurchase requests.
When a stockholder requests a repurchase and the repurchase is approved, the Company will reclassify such obligation from equity to a liability based on the settlement value of the obligation. Shares purchased under the SRP will have the status of

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED/COMBINED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

authorized but unissued shares. As of June 30, 2014 and December 31, 2013, no shares had been repurchased or submitted for repurchase.
Distribution Reinvestment Plan
Pursuant to the DRIP, stockholders may elect to reinvest distributions by purchasing shares of common stock in lieu of receiving cash. No dealer manager fees or selling commissions are paid with respect to shares purchased pursuant to the DRIP. Participants purchasing shares pursuant to the DRIP have the same rights and are treated in the same manner as if such shares were issued pursuant to the primary Offering. The board of directors may designate that certain cash or other distributions be excluded from the DRIP. The Company has the right to amend or suspend any aspect of the DRIP or terminate the DRIP with ten days’ notice to participants. Shares issued under the DRIP are recorded to equity in the accompanying balance sheets in the period distributions are paid. There were 834 shares issued under the DRIP as of June 30, 2014. No shares were issued under the DRIP as of December 31, 2013.
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
The Company is required to disclose the fair value of financial instruments which it is practicable to estimate. The fair value of cash and cash equivalents, accounts receivable and accounts payable and accrued expenses approximate their carrying amounts due to the relatively short maturity of these items. The following table shows the carrying values and the fair values of material non-current liabilities that qualify as financial instruments, determined in accordance with the authoritative guidance for disclosures about fair value of financial instruments (in thousands):

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED/COMBINED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

	Successor		Predecessor
	June 30, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Mortgage note payable	$45,500	$45,859	$41,449	$38,921
Promissory notes payable	64,849	64,849	—	—
Affiliate note payable	36,800	36,800	—	—
Contingent consideration on acquisition	4,246	4,246	—	—
Deferred consideration	3,424	3,424	—	—
Total	$154,819	$155,178	$41,449	$38,921
The fair value of the mortgage note payable was determined using the discounted cash flow method and applying current market rates and is classified as level 3 under the fair value hierarchy. The fair value of the promissory and affiliate notes payable was determined to equal their carrying amounts as these amounts are expected to be repaid during the year. The fair value of the contingent consideration on acquisition and deferred consideration was determined to equal their carrying amounts as these amounts are accreted using current market rates.
Note 11 - Commitments and Contingencies
Litigation
In the ordinary course of business, the Company may become subject to litigation or claims. There are no material legal proceedings pending or known to be contemplated against the Company.
Environmental Matters
In connection with the ownership and operation of real estate, the Company may potentially be liable for costs and damages related to environmental matters. The Company has acquired interests in six hotels through fee simple, leasehold and joint venture interests and as of June 30, 2014, has not been notified by any governmental authority of any non-compliance, liability or other claim and is not aware of any other environmental condition that it believes will have a material adverse effect on the results of operations.
Contingent Consideration
Included as part of the acquisition of the Hotels is a contingent consideration payable to BCC based on the operating results of the Baltimore Courtyard, Providence Courtyard and Stratford Homewood Suites. The amount payable is calculated by applying a capitalization rate to the excess earnings before interest, taxes, depreciation and amortization ("EBITDA") earned in the second year after the acquisition over an agreed upon target. If this target EBITDA is not met, no amount will be due to BCC, but if the EBITDA earned is higher than forecasted, the amount due to BCC could be higher than the liability recorded in the condensed consolidated/combined balance sheet as of June 30, 2014.
Deferred Consideration
Included as part of the acquisition of the Hotels is deferred consideration payable to BCC of $3.0 million and $0.5 million which is payable on March 21, 2015 and March 21, 2016, respectively. The deferred consideration does not bear interest unless the amounts remain unpaid as of each repayment date, at which time, interest will begin accruing at a rate of 6.8% per annum.
Note 12 - Related Party Transactions and Arrangements
As of June 30, 2014, the Special Limited Partner owned 8,888 shares of the Company’s outstanding common stock. The Advisor and its affiliates may incur and pay costs and fees on behalf of the Company. The Company had a payable to affiliates related to operating expenses and offering costs of $3.2 million and $0.6 million as of June 30, 2014 and December 31, 2013, respectively. The Company owed $36.8 million under the Affiliate Promissory Note as of June 30, 2014. No amount was due under the Affiliate Promissory Note as of December 31, 2013.

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED/COMBINED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

Fees Paid in Connection with the Offering
The Dealer Manager is paid fees and compensation in connection with the sale of common stock in the Offering. The Dealer Manager is paid a selling commission of up to 7.0% of the per share purchase price of the Company’s offering proceeds before reallowance of commissions earned by participating broker-dealers. In addition, the Dealer Manager is paid up to 3.0% of the gross proceeds from the sale of shares, before reallowance to participating broker-dealers, as a dealer-manager fee. The Dealer Manager may reallow its dealer-manager fee to participating broker-dealers. A participating broker dealer may elect to receive a fee equal to 7.5% of the gross proceeds from the sale of shares by such participating broker dealer, with 2.5% thereof paid at the time of such sale and 1.0% thereof paid on each anniversary of the closing of such sale up to and including the fifth anniversary of the closing of such sale. If this option is elected, it’s expected that the dealer manager fee will be reduced to 2.5% of gross proceeds.
The table below shows the fees incurred by the Dealer Manager for the Offering during the three and six months ended June 30, 2014 and 2013, respectively, and the associated payable as of June 30, 2014 and December 31, 2013 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,		Payable as of
	2014	2013	2014	2013	June 30, 2014	December 31, 2013
Total commissions and fees incurred to the Dealer Manager	$1,727	$—	$1,837	$—	$110	$—
The Advisor and its affiliates are paid compensation and receive reimbursement for services relating to the Offering. All offering costs incurred by the Company or its affiliated entities on behalf of the Company have been charged to additional paid-in capital on the accompanying condensed consolidated balance sheet upon commencement of operations. As of June 30, 2014 and December 31, 2013, the Company has not incurred any offering costs reimbursements from the Advisor and Dealer Manager. The Company is responsible for offering and related costs from the ongoing offering, excluding commissions and dealer manager fees, up to a maximum of 2.0% of gross proceeds received from the Offering, measured at the end of the Offering. Offering costs in excess of the 2.0% cap as of the end of the Offering are the Advisor’s responsibility. As of June 30, 2014 and December 31, 2013, offering and related costs exceeded 2.0% of gross proceeds received from the Offering by $2.2 million and $1.5 million, respectively, due to the on-going nature of the Offering.
Offering costs (other than selling commissions and dealer manager fees) of the Company may be paid by the Advisor, the Dealer Manager or their affiliates on behalf of the Company. Deferred offering costs represented professional fees, fees paid to various regulatory agencies and other costs incurred in connection with registering to sell shares of the Company’s common stock. Offering costs were reclassified from deferred costs to stockholders’ equity when the Company commenced its Offering, and included all expenses incurred by the Company in connection with its Offering as of such date. As of December 31, 2013, such costs totaled $1.5 million. These costs included but are not limited to (i) legal, accounting, printing, mailing and filing fees; (ii) escrow service related fees; (iii) reimbursement of the Dealer Manager for amounts it paid to reimburse the bona fide diligence expenses of broker-dealers; and (iv) reimbursement to the Advisor for a portion of the costs of its employees and other costs in connection with preparing supplemental sales materials and related offering activities. The Company is obligated to reimburse the Advisor or its affiliates, as applicable, for organization and offering costs paid by them on behalf of the Company, provided that the Advisor is obligated to reimburse the Company to the extent organization and offering costs (excluding selling commissions and the dealer manager fee) incurred by the Company in its offering exceed 2.0% of gross offering proceeds. As a result, these costs are effectively only a liability of the Company to the extent aggregate selling commissions, the dealer manager fees and other organization and offering costs do not exceed 12.0% of the gross proceeds determined at the end of the Offering.
Fees Paid in Connection With the Operations of the Company
The Advisor receives an acquisition fee of 1.5% of the contract purchase price of each acquired property and 1.5% of the amount advanced for a loan or other investment. The Advisor may also be reimbursed for expenses incurred in the process of acquiring properties, in addition to third-party costs the Company may pay directly to, or reimburse the Advisor for. Additionally, the Company may reimburse the Advisor for legal expenses it or its affiliates directly incur in the process of acquiring properties in an amount not to exceed 0.1% of the contract purchase price of the Company’s assets acquired. Once the

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED/COMBINED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

proceeds from the Offering have been fully invested, the aggregate amount of acquisition fees and financing coordination fees (as described below) may not exceed 1.9% of the contract purchase price, for any new investments, including reinvested proceeds, and the amount advanced for a loan or other investment for all the assets acquired. In no event will the total of all acquisition fees, acquisition expenses and any financing coordination fees (as described below) payable with respect to a particular investment exceed 4.5% of the contract purchase price or 4.5% of the amount advanced for a loan or other investment. The Company incurred acquisition fees of $1.6 million, none of which were forgiven, for the three and six months ended June 30, 2014. No acquisition fees were incurred during the three and six months ended June 30, 2013.
If the Advisor provides services in connection with the origination or refinancing of any debt that the Company obtains and uses to acquire properties or to make other permitted investments, or that is assumed, directly or indirectly, in connection with the acquisition of properties, the Company will pay the Advisor or its assignees a financing coordination fee equal to 0.75% of the amount available and/or outstanding under such financing, subject to certain limitations. The Company incurred financing coordination fees of $0.8 million for the three and six months ended June 30, 2014. No financing coordination fees were incurred during the three and six months ended June 30, 2013.
For its asset management services, the Company causes the OP to issue (subject to periodic approval by the board of directors) to the Advisor performance-based restricted partnership units of the OP ("Class B Units") on a quarterly basis in an amount equal to the excess of the cost of the Company’s assets or the lower of the cost of assets and the applicable quarterly NAV, once the Company begins calculating NAV, multiplied by 0.1875% divided by the value of one share of common stock as of the last day of such calendar quarter, which is equal initially to $22.50 (the Offering price minus selling commissions and dealer manager fees) and, at such time as the Company calculates NAV, to per share NAV. The Advisor is entitled to receive distributions on the vested and unvested Class B Units it receives in connection with its asset management subordinated participation at the same rate as distributions received on the Company’s common stock; such distributions are in addition to the incentive fees the Advisor and its affiliates may receive from the Company, including, without limitation, the annual subordinated performance fee and the subordinated participation in net sales proceeds, the subordinated incentive listing distribution or the subordinated distribution upon termination of the advisory agreement, as applicable. The restricted Class B Units do not become unrestricted Class B Units until such time as the adjusted market value of the OP’s assets plus applicable distributions equals the sum of the aggregate capital contributed by investors plus an amount equal to a 6.0% cumulative, pre-tax, non-compounded annual return to investors and only at such time as the capital account associated with a restricted Class B Unit equals the capital account of an unrestricted Class B Unit. Asset management services were performed by the Advisor for the three and six months ended June 30, 2014, and 9,274 Class B Units have been issued as of June 30, 2014.
The Company pays a property management fee of approximately 4.0% of the monthly gross receipts from the properties managed by the Company’s Sub-Property Manager or a third-party sub-property manager, as applicable and as negotiated with each such sub-property manager. The Company also reimburses the Sub-Property Manager or a third-party sub-property manager for property level expenses, as well as fees and expenses of such sub-property manager. However, the Company will not reimburse such sub-property managers for general overhead costs or for the wages and salaries and other employee-related expenses of employees of such sub-property managers, other than employees or subcontractors who are engaged in the on-site operation, management, maintenance or access control of the Company’s properties. Property management fees of $0.5 million were incurred by the Company for the three months ended June 30, 2014 and $0.8 million were incurred combined between the Predecessor and the Company for the six months ended June 30, 2014.
The Company reimburses the Advisor’s costs of providing administrative services, subject to the limitation that the Company will not reimburse the Advisor for any amount by which the Company’s operating expenses at the end of the four preceding fiscal quarters exceeds the greater of (a) 2.0% of average invested assets and (b) 25.0% of net income other than any additions to reserves for depreciation, bad debt or other similar non-cash reserves and excluding any gain from the sale of assets for that period. Additionally, the Company reimburses the Advisor for personnel costs in connection with other services; however, the Company will not reimburse the Advisor for personnel costs, including executive salaries, in connection with services for which the Advisor receives acquisition fees, acquisition expenses or real estate commissions. No reimbursement expenses were incurred for the three and six months ended June 30, 2014.
In order to increase operating cash flows and the ability to pay distributions from operating cash flows, the Advisor may elect to waive certain fees. Because the Advisor may waive certain fees, cash flow from operations that would have been paid to the Advisor may be available to pay distributions to stockholders. The fees that may be forgiven are not deferrals and accordingly, will not be paid to the Advisor. In certain instances, to improve the Company’s working capital, the Advisor may

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED/COMBINED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

elect to absorb a portion of the Company’s general and administrative costs. No expenses were absorbed by the Advisor for the three and six months ended June 30, 2014.
The Advisor at its election may also contribute capital to enhance the Company’s cash position for working capital and distribution purposes. Any contributed capital amounts are not reimbursable to the Advisor. Further, any capital contributions are made without any corresponding issuance of common or preferred shares. There were no contributions to capital from the Advisor for the three and six months ended June 30, 2014.
Fees Paid in Connection with the Liquidation or Listing of the Company’s Real Estate Assets
The Company may pay the Advisor an annual subordinated performance fee calculated on the basis of the Company’s total return to stockholders, payable annually in arrears, such that for any year in which the Company’s total return on stockholders’ capital exceeds 6.0% per annum, the Advisor will be entitled to 15.0% of the excess total return but not to exceed 10.0% of the aggregate total return for such year. This fee will be payable only upon the sale of assets, other disposition or refinancing of such assets, which results in the return on stockholders’ capital exceeding 6.0% per annum. No subordinated performance fees were incurred during the three and six months ended June 30, 2014.
The Company may pay a brokerage commission to the Advisor on the sale of property, not to exceed the lesser of 2.0% of the contract sale price of the property and 50.0% of the total brokerage commission paid if a third-party broker is also involved; provided, however, that in no event may the real estate commissions paid to the Advisor, its affiliates and unaffiliated third parties exceed the lesser of 6.0% of the contract sales price and a reasonable, customary and competitive real estate commission, in each case, payable to the Advisor if the Advisor or its affiliates, as determined by a majority of the independent directors, provided a substantial amount of services in connection with the sale. No such fees were incurred during the three and six months ended June 30, 2014.
The Company will pay the Special Limited Partner a subordinated participation in the net sales proceeds of the sale of real estate assets of 15.0% of the remaining net sale proceeds after return of capital contributions to investors plus payment to investors of a 6.0% cumulative, pre-tax non-compounded annual return on the capital contributed by investors. The Special Limited Partner will not be entitled to the subordinated participation in net sale proceeds unless the Company’s investors have received a 6.0% cumulative non-compounded return on their capital contributions plus the return of their capital. No such fees were incurred during the three and six months ended June 30, 2014.
If the common stock of the Company is listed on a national exchange, the Company will pay the Special Limited Partner a subordinated incentive listing distribution of 15.0% of the amount by which the Company’s market value plus distributions exceeds the aggregate capital contributed by investors plus an amount equal to a 6.0% cumulative, pre-tax non-compounded annual return to investors. The Special Limited Partner will not be entitled to the subordinated incentive listing fee unless investors have received a 6.0% cumulative, pre-tax non-compounded return on their capital contributions plus the return of their capital. No such distributions were incurred during the three and six months ended June 30, 2014. Neither the Special Limited Partner nor any of its affiliates can earn both the subordination participation in the net proceeds and the subordinated incentive listing distribution.
Upon termination or non-renewal of the advisory agreement with the Advisor, with or without cause, the Special Limited Partner, through its controlling interest in the Advisor, will be entitled to receive distributions from the OP equal to 15.0% of the amount by which the sum of the Company’s market value plus distributions exceeds the sum of the aggregate capital contributed by investors plus an amount equal to a 6.0% cumulative, pre-tax, non-compounded annual return to investors. The Special Limited Partner may elect to defer its right to receive a subordinated distribution upon termination until either a listing on a national securities exchange or other liquidity event occurs. No such distributions were incurred during the three and six months ended June 30, 2014.
Note 13 - Economic Dependency
Under various agreements, the Company has engaged or will engage the Advisor and its affiliates to provide certain services that are essential to the Company, including asset management services, supervision of the management, asset acquisition and disposition decisions, the sale of shares of common stock available for issue, transfer agency services, as well as other administrative responsibilities for the Company including accounting services and investor relations.

As a result of these relationships, the Company is dependent upon the Advisor and its affiliates. In the event that these companies are unable to provide the Company with the respective services, the Company will be required to find alternative providers of these services.
Note 14 - Share-Based Payments
Restricted Share Plan
The Company has adopted an employee and director incentive restricted share plan (the "RSP"), which provides for the automatic grant of 1,333 restricted shares of common stock to each of the independent directors, without any further action by the Company’s board of directors or the stockholders, on the date of initial election to the board of directors and on the date of each annual stockholder’s meeting. Restricted stock issued to independent directors will vest over a five-year period following the first anniversary of the date of grant in increments of 20.0% per annum. The RSP provides the Company with the ability to grant awards of restricted shares to the Company’s directors, officers and employees (if the Company ever has employees), employees of the Advisor and its affiliates, employees of entities that provide services to the Company, directors of the Advisor or of entities that provide services to the Company, certain consultants to the Company and the Advisor and its affiliates or to entities that provide services to the Company. The total number of shares of common stock granted under the RSP shall not exceed 5.0% of outstanding shares of common stock on a fully diluted basis at any time and in any event will not exceed 4.0 million shares (as such number may be adjusted for stock splits, stock dividends, combinations and similar events).
Restricted share awards entitle the recipient to receive shares of common stock from the Company under terms that provide for vesting over a specified period of time or upon attainment of pre-established performance objectives. Such awards would typically be forfeited with respect to the unvested shares upon the termination of the recipient’s employment or other relationship with the Company. Restricted shares may not, in general, be sold or otherwise transferred until restrictions are removed and the shares have vested. Holders of restricted shares may receive cash distributions prior to the time that the restrictions on the restricted shares have lapsed. Any distributions payable in shares of common stock shall be subject to the same restrictions as the underlying restricted shares. The fair value of the shares will be expensed over the vesting period of five years. There were 3,999 and 0 restricted shares granted as of June 30, 2014 and December 31, 2013, respectively, none of which had vested. Based on a share price of $22.50, the compensation expense related to restricted stock was $5,000 and $9,000 during the three and six months ended June 30, 2014 and is recorded in general and administrative expense in the accompanying statements of operations. There was no compensation expense related to restricted stock during the three and six months ended June 30, 2013.
Other Share-Based Payments
The Company may issue common stock in lieu of cash to pay fees earned by the Company's directors. There were no such shares of common stock issued in lieu of cash as of June 30, 2014 and December 31, 2013, respectively.
Note 15 - Subsequent Events
The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q, and determined that there have not been any events that have occurred that would require adjustments to disclosures in the accompanying condensed consolidated financial statements except for the following transactions:
Sales of Common Stock
As of July 31, 2014, the Company had 2.1 million shares of common stock outstanding, including unvested restricted shares and shares issued under the DRIP. Total gross proceeds, net of repurchases, from these issuances were $52.1 million, including proceeds from shares issued under the DRIP. As of July 31, 2014, the aggregate value of all share issuances was $52.7 million based on a per share value of $25.00 (or $23.75 per share for shares issued under the DRIP).
Total capital raised to date, including shares issued under the DRIP, is as follows (in thousands):

Source of Capital	Inception to June 30, 2014	July 1, 2014 to July 31, 2014	Total
Common stock	$21,503	$30,588	$52,091

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED/COMBINED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

Repayment of Affiliate Promissory Note
As of August 14, 2014, the Company has repaid $32.7 million of the Affiliate Promissory Note using proceeds from the sale of common stock (See Note 7 - Promissory Notes Payable). The remaining balance payable as of August 14, 2014 is $4.1 million.
Grace Portfolio Closing Extension
On July 21, 2014, the Company entered into an amendment to the Real Estate Sale Agreement for the Grace Acquisition to defer the closing date to December 15, 2014. As a result of the amendment, the $25.0 million supplemental earnest money deposit is due to the Sellers on September 19, 2014.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read in conjunction with the accompanying condensed consolidated/combined financial statements of American Realty Capital Hospitality Trust, Inc. and the notes thereto. As used herein, the terms "we," "our" and "us" refer to American Realty Capital Hospitality Trust, Inc., a Maryland corporation, including, as required by context, to American Realty Capital Hospitality Operating Partnership, L.P., a Delaware limited partnership, which we refer to as the "OP," and to its subsidiaries. We are externally managed by American Realty Capital Hospitality Advisors, LLC (our "Advisor"), a Delaware limited liability company.
Forward-Looking Statements
Certain statements included in this Quarterly Report on Form 10-Q are forward-looking statements. Those statements include statements regarding the intent, belief or current expectations we and members of our management team, as well as the assumptions on which such statements are based, and generally are identified by the use of words such as "may," "will," "seeks," "anticipates," "believes," "estimates," "expects," "plans," "intends," "should" or similar expressions. Actual results may differ materially from those contemplated by such forward-looking statements. Further, forward-looking statements speak only as of the date they are made, and we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time, unless required by law.
The following are some of the risks and uncertainties, although not all risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•	We have a limited operating history. This inexperience makes our future performance difficult to predict.

•
On May 23, 2014, the Company entered into a Real Estate Sale Agreement to acquire (the "Grace Acquisition") the fee simple or leasehold interests in 126 hotels (the "Portfolio") from W2007 Equity Inns Realty, LLC, W2007 Equity Inns Realty, L.P., W2007 EQI Urbana Partnership, L.P., W2007 EQI Seattle Partnership, L.P., W2007 EQI Savannah 2 Partnership, L.P., W2007 EQI Rio Rancho Partnership, L.P., W2007 EQI Orlando Partnership, L.P., W2007 EQI Orlando 2 Partnership, L.P., W2007 EQI Naperville Partnership, L.P., W2007 EQI Milford Corporation, W2007 EQI Louisville Partnership, L.P., W2007 EQI Knoxville Partnership, L.P., W2007 EQI Jacksonville Partnership I, L.P., W2007 EQI Indianapolis Partnership, L.P., W2007 EQI Houston Partnership, L.P., W2007 EQI HI Austin Partnership, L.P., W2007 EQI East Lansing Partnership, L.P., W2007 EQI Dalton Partnership, L.P., W2007 EQI College Station Partnership, L.P., W2007 EQI Carlsbad Partnership, L.P., W2007 EQI Augusta Partnership, L.P. and W2007 EQI Asheville Partnership, L.P. (collectively, the "Sellers") which are indirectly owned by one or more Whitehall Real Estate Funds, an investment arm controlled by The Goldman Sachs Group, Inc. The acquisition of the Portfolio may be delayed or we may fail to consummate the acquisition of the Portfolio.

•
All of our executive officers are also officers, managers and/or holders of a direct or indirect controlling interest in American Realty Capital Hospitality Advisors, LLC, the dealer manager, Realty Capital Securities, LLC (the "Dealer Manager"), and other entities affiliated with AR Capital, LLC ("American Realty Capital"). As a result, our executive officers, our Advisor and its affiliates face conflicts of interest, including significant conflicts created by our Advisor's compensation arrangements with us and other investment programs advised by American Realty Capital affiliates and conflicts in allocating time among these investment programs and us. These conflicts could result in unanticipated actions.

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

•	No public market currently exists, or may ever exist, for shares of our common stock and our shares are, and may continue to be, illiquid.

•	Increases in interest rates could increase the amount of our debt payments and limit our ability to pay distributions to our stockholders.

•	We may be unable to obtain the financing needed to complete acquisitions, including the Grace Acquisition.

•	We will incur substantial additional indebtedness to consummate the Grace Acquisition, which may have a material adverse effect on our financial condition and results of operations.

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

•
If we raise substantially less than the maximum offering in our IPO, we may not be able to complete the Grace Acquisition or invest in a diversified portfolio of real estate assets and the value of an investment in us may vary more widely with the performance of specific assets.

•	We are obligated to pay fees to our Advisor and its affiliates, which may be substantial.

•	We may be unable to pay or maintain cash distributions or increase distributions over time.

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

•
Our failure to qualify or to continue to qualify to be treated as a real estate investment trust for U.S. federal income tax purposes ("REIT") which would result in higher taxes, may adversely affect operations and would reduce our NAV and cash available for distributions.

•	We may be deemed to be an investment company under the Investment Company Act of 1940, as amended (the "Investment Company Act"), and thus subject to regulation under the Investment Company Act.
All forward-looking statements should also be read in light of the risks identified in Item 1A of our Annual Report on Form
10-K.

Overview
American Realty Capital Hospitality Trust, Inc. was incorporated on July 25, 2013 as a Maryland corporation and intends to qualify as a real estate investment trust for U.S. federal income tax purposes ("REIT") beginning with the taxable year ending December 31, 2014. We were formed primarily to acquire lodging properties in the midscale limited service, extended stay, select service, upscale select service, and upper upscale full service segments within the hospitality sector. We have no limitation as to the brand of franchise or license with which our hotels will be associated. All such properties may be acquired by us alone or jointly with another party. We may also originate or acquire first mortgage loans secured by real estate and invest in other real estate-related debt. As of June 30, 2014, we have acquired interests in six hotels through fee simple, leasehold and joint venture interests.
On January 7, 2014, we commenced our initial public offering ("IPO" or the "Offering") on a "reasonable best efforts" basis of up to 80,000,000 shares of common stock, $0.01 par value per share, at a price of $25.00 per share, subject to certain volume and other discounts, pursuant to a registration statement on Form S-11 (File No. 333-190698), as amended (the "Registration Statement"), filed with the U.S. Securities and Exchange Commission (the "SEC") under the Securities Act of 1933, as amended (the "Securities Act"). The Registration Statement also covered up to 21,052,631 shares of common stock available pursuant to the Distribution Reinvestment Plan (the "DRIP") under which our common stockholders may elect to have their distributions reinvested in additional shares of common stock.
Until the filing of our second quarterly financial filing with the SEC, pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act"), following the earlier to occur of (i) our acquisition of at least $2.0 billion in total investment portfolio assets or (ii) January 7, 2016, the per share purchase price in the IPO will be up to $25.00 per share (including the maximum allowed to be charged for commissions and fees) and shares issued under the DRIP will initially be equal to $23.75 per share, which is 95% of the initial per share offering price in the IPO. Thereafter, the per share purchase price will vary quarterly and will be equal to our net asset value ("NAV") per share plus applicable commissions and fees in the case of the primary offering and the per share purchase price in the DRIP will be equal to the NAV per share. On February 3, 2014, we received and accepted subscriptions in excess of the minimum offering amount of $2.0 million in Offering proceeds, broke escrow and issued shares of common stock to the initial investors who were admitted as stockholders. As of June 30, 2014, we had 0.9 million shares of stock outstanding and had received total gross proceeds from the IPO of approximately $21.5 million, including shares issued under the DRIP. As of June 30, 2014, the aggregate value of all the common stock outstanding was $21.9 million based on a per share value of $25.00 (or $23.75 for shares issued under the DRIP).
Substantially all of our business is conducted through American Realty Capital Hospitality Operating Partnership, L.P. (the "OP"), a Delaware limited partnership. We are the sole general partner and hold substantially all of the units of limited partner interests in the OP ("OP Units"). Additionally, American Realty Capital Hospitality Special Limited Partner, LLC (the "Special Limited Partner") contributed $2,020 to the OP in exchange for 90 OP Units, which represents a nominal percentage of the aggregate OP ownership. The holders of OP Units have the right to convert OP Units for the cash value of a corresponding number of shares of common stock or, at the option of the OP, a corresponding number of shares of common stock in accordance with the limited partnership agreement of the OP. The remaining rights of the limited partner interests are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP's assets.
We have no direct employees. We have retained American Realty Capital Hospitality Advisor, LLC ("the Advisor") to manage certain aspects of our affairs on a day-to-day basis. American Realty Capital Hospitality Properties, LLC (the "Property Manager") serves as our property manager and the Property Manager has retained Crestline Hotels & Resorts, LLC (the "Sub Property Manager"), an entity under common control with the parent of American Realty Capital IX, LLC, (the "Sponsor") to provide services, including locating investments, negotiating financing and operating certain hotel assets in our portfolio. Realty Capital Securities, LLC (the "Dealer Manager"), an entity under common control with the Sponsor serves as the dealer manager of the offering. The Advisor, Special Limited Partner, Property Manager, Sub Property Manager and Dealer Manager are related parties and receive fees, distributions and other compensation for services related to the Offering and the investment and management our assets.
The results of operations for the period from January 1 to March 20, 2014 for the Barceló Portfolio (the "Predecessor") and for the period from March 21 to June 30, 2014 for us are not necessarily indicative of the results for the entire year or any subsequent interim period. Certain prior period amounts have been reclassified to conform to current period presentation.
Pending Acquisition
On May 23, 2014, we entered into a Real Estate Sale Agreement to acquire the Portfolio from the Sellers through the Grace Acquisition.

The aggregate contract purchase price for the Portfolio is approximately $1.925 billion, exclusive of closing costs and subject to certain adjustments at closing. We anticipate funding approximately $271.0 million of the purchase price with cash generated through equity raises, funding approximately $976.0 million through the assumption of existing mezzanine and mortgage indebtedness and funding approximately $227.0 million through additional mortgage and mezzanine financing. The mortgage indebtedness that we expect to assume is for $865.0 million at an interest rate of London Interbank Offered Rate ("LIBOR") plus 3.11% and the mezzanine indebtedness is for $111.0 million at an interest rate of LIBOR plus 4.77%. Both the mortgage and mezzanine indebtedness are secured by 106 of the 126 hotels in the Portfolio and mature on May 1, 2016, subject to three (one-year) extension rights which, if all three are exercised, result in an outside maturity date of May 1, 2019.
Consistent with the terms of the Grace Acquisition, we anticipate that the remaining $451.0 million of the contract purchase price will be satisfied by the issuance of preferred equity interests in two newly-formed Delaware limited liability companies, ARC Hospitality Portfolio I Holdco, LLC and ARC Hospitality Portfolio II Holdco, LLC, each of which will be an indirect subsidiary and an indirect owner of the Portfolio. The holders of the preferred equity interests are entitled to monthly distributions at a rate of 7.50% per annum for the first 18 months following closing and 8.00% per annum thereafter. On liquidation, the preferred equity interests will be entitled to receive their original value (as reduced by redemptions) prior to any distributions being made to the us or our shareholders. After the earlier to occur of either (i) the date of repayment in full of our currently outstanding unsecured obligations in the original principal amount of approximately $63.0 million, which represents the portfolio owned assets and joint venture promissory notes (See Note 7 - Promissory Notes Payable), or (ii) the date the gross amount of IPO proceeds received by us exceeds $150.0 million, we will be required to use 35.0% of any IPO proceeds to redeem the preferred equity interests at par, up to a maximum of $350.0 million for any 12-month period. We are also required, in certain circumstances, to apply debt proceeds to redeem the preferred equity interests at par. As of the end of the third year following the closing of the Grace Acquisition, we are required to have redeemed 50.0% of the preferred equity interests, and as of the end of the fourth year following the closing of the Grace Acquisition, we are required to redeem 100.0% of the preferred equity interests remaining outstanding at such time. In addition, we have the right, at its option, to redeem the preferred equity interests, in whole or in part, at any time at par. The holders of the preferred equity interests will have certain customary consent rights over our actions relating to the Portfolio. If we are unable to satisfy the redemptions requirements, the holders of the preferred equity interests will have certain rights, including the ability to assume control of the operations of the Portfolio. Due to their characteristics and the fact that they are mandatorily redeemable, the preferred equity interests will be treated as debt in accordance with accounting principles generally accepted in the United States of America ("GAAP").
Pursuant to the terms of the Grace Acquisition, our obligation to consummate the acquisition of the Portfolio is subject to certain customary closing conditions. Among these customary conditions, we must enter into replacement franchise agreements for each hotel and we must obtain the consent of certain ground lessors for certain hotels. We were required to make a $50.0 million earnest money deposit, with an additional $25.0 million due if the Company exercises its right to extend the closing of the acquisition to December 15, 2014. This right was exercised on July 21, 2014 and as a result, the $25.0 million supplemental earnest money deposit is due to the Sellers on September 19, 2014.
Significant Accounting Estimates and Critical Accounting Policies
Principles of Consolidation and Basis of Presentation
The accompanying condensed consolidated/combined financial statements include our accounts and our subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation. In determining whether we have a controlling financial interest in a joint venture and the requirement to consolidate the accounts of that entity, management considers factors such as ownership interest, authority to make decisions and contractual and substantive participating rights of the other partners or members as well as whether the entity is a variable interest entity for which we have the primary beneficiary.
The Predecessor represents hospitality assets and operations owned by Barceló Crestline Corporation and its consolidated subsidiaries ("BCC"), which historically have been maintained in various legal entities. Historically, financial statements have not been prepared for the Predecessor as a discrete stand-alone entity. The accompanying condensed consolidated/combined financial statements for the Predecessor as of December 31, 2013, for the period from January 1 to March 20, 2014 and for the three and six months ended June 30, 2013 have been derived from the historical accounting records of BCC and reflect the assets, liabilities, equity, revenue and expenses directly attributable to the Predecessor, as well as allocations deemed reasonable by management, to present the combined financial position, results of operations, changes in equity, and cash flows of the Predecessor on a stand-alone basis.
Real Estate Investments
We allocate the purchase price of properties acquired in real estate investments to tangible and identifiable intangible assets acquired based on their respective fair values at the date of acquisition. Tangible assets include land, land improvements, buildings and fixtures. We utilize various estimates, processes and information to determine the property value. Estimates of value are made using customary methods, including data from appraisals, comparable sales, discounted cash flow analysis and other methods. Amounts allocated to land, land improvements, buildings and fixtures are based on cost segregation studies performed by independent third parties or our analysis of comparable properties in our portfolio. Identifiable intangible assets and liabilities, as applicable, are typically related to contracts, including operating lease agreements, ground lease agreements and hotel management agreements, which will be recorded at fair value.
In making estimates of fair values for purposes of allocating the purchase price, we utilize a number of sources, including independent appraisals that may be obtained in connection with the acquisition or financing of the respective property and other market data. We also consider information obtained about each property as a result of our pre-acquisition due diligence in estimating the fair value of the tangible and intangible assets acquired and intangible liabilities assumed.
Investments in real estate that are not considered to be business combinations and are recorded at cost. Improvements and replacements are capitalized when they extend the useful life of the asset. Costs of repairs and maintenance are expensed as incurred. Depreciation of our assets is computed using the straight-line method over the estimated useful lives of up to 40 years for buildings, 15 years for land improvements, five years for fixtures and the shorter of the useful life or the remaining lease term for leasehold interests.
We are required to make subjective assessments as to the useful lives of our assets for purposes of determining the amount of depreciation to record on an annual basis with respect to our investments in real estate. These assessments have a direct impact on our net income because if we were to shorten the expected useful lives of our investments in real estate, we would depreciate these investments over fewer years, resulting in more depreciation expense and lower net income on an annual basis.
We are required to present the operations related to properties that have been sold or properties that are intended to be sold as discontinued operations in the statement of operations at fair value for all periods presented to the extent the disposal of a component represents a strategic shift that has or will have a major effect on our operations and financial results.
Below-Market Lease
The below-market lease intangible is based on the difference between the market rent and the contractual rent and is discounted to a present value using an interest rate reflecting our current assessment of the risk associated with the lease acquired. Acquired lease intangible assets are amortized over the remaining lease term. The amortization of a below-market lease is recorded as an increase to rent expense on the condensed consolidated/combined statements of operations.
Impairment of Long Lived Assets and Investments in Unconsolidated Entities
When circumstances indicate the carrying value of a property may not be recoverable, we review the asset for impairment. This review is based on an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property’s use and eventual disposition. The estimates consider factors such as expected future operating income, market and other applicable trends and residual value, as well as the effects of demand, competition and other factors. If impairment exists, due to the inability to recover the carrying value of a property, an impairment loss will be recorded to the extent that the carrying value exceeds the estimated fair value of the property for properties to be held and used. For properties held for sale, the impairment loss is the adjustment to fair value less estimated cost to dispose of the asset. These assessments have a direct impact on net income because recording an impairment loss results in an immediate negative adjustment to net income.
Revenue Recognition
Hotel revenue is recognized as earned, which is generally defined as the date upon which a guest occupies a room or utilizes the hotel services.
Income Taxes
We intend to elect and qualify to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code commencing with its tax year ending December 31, 2014. If we qualify for taxation as a REIT, it generally will not be subject to federal corporate income tax as long as it distributes all of its REIT taxable income to its stockholders and complies with various other organizational and operational requirements applicable to it as a REIT. Even if we qualify for taxation as a REIT, it may be subject to certain state and local taxes on its income, property tax and federal income and excise taxes on its undistributed income. Our hotels are leased to a taxable REIT subsidiary ("TRS") which is a wholly owned subsidiary of the OP. The TRS is subject to federal, state and local income taxes.

Reportable Segments
We have determined that it has one reportable segment, with activities related to investing in real estate. Our investments in real estate generate room revenue and other income through the operation of the properties, which comprise 100% of the total condensed consolidated/combined revenues. Management evaluates the operating performance of our investments in real estate on an individual property level, none of which represent a reportable segment.
Revenue Performance Metrics
We measure hotel revenue performance by evaluating revenue metrics such as:

•	Occupancy percentage ("Occ")

•	Average Daily Rate ("ADR")

•	Revenue Per Available Room ("RevPAR")
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
Results of Operations
The results of operations for the accompanying condensed consolidated/combined financial statements discussed below include the results for the three months ended June 30, 2014, the combined results for us and the Predecessor for the six months ended June 30, 2014 and the results of the Predecessor for the three and six months ended June 30, 2013. The cash flows for the accompanying condensed consolidated/combined financial statements discussed below include only the results for the period from March 21 to June 30, 2014 and the results for the Predecessor for the six months ended June 30, 2013.
Our hotels consist of (i) three wholly owned hotel assets, the Baltimore Courtyard Inner Harbor Hotel (the "Baltimore Courtyard"), the Courtyard Providence Downtown Hotel and the Homewood Suites by Hilton Stratford (the "Stratford Homewood Suites"); (ii) one leased asset, the Georgia Tech Hotel & Conference Center (the "Georgia Tech Hotel"); and (iii) equity interests in two joint ventures that each own one hotel, the Westin Virginia Beach Town Center ("Westin Virginia Beach") and the Hilton Garden Inn Blacksburg.
Comparison of the Three Months Ended June 30, 2014 to the Three Months Ended June 30, 2013
Room revenues for the portfolio were $8.5 million for the three months ended June 30, 2014, compared to room revenues of $8.4 million for the three months ended June 30, 2013. RevPAR for the portfolio increased 2.5% year-over-year for the three months ended June 30, 2014 and 2.7% for the three months ended June 30, 2013. The RevPAR growth rates reflect the percentage change from the same quarter in the prior year’s results.
Occ, ADR and RevPAR results are presented in the following tables to reflect certain operating information for the portfolio.

	Three Months Ended
Total Portfolio	June 30, 2014	June 30, 2013
Number of rooms	1,181	1,181
Occ	78.1%	76.6%
ADR	$142.74	$141.93
RevPAR	$111.52	$108.75
RevPAR growth rate	2.5%	2.7%

	Three Months Ended
Consolidated Assets	June 30, 2014	June 30, 2013
Number of rooms	556	556
Occ	81.6%	82.1%
ADR	$153.21	$150.25
RevPAR	$125.04	$123.34
RevPAR growth rate	1.4%	3.4%

	Three Months Ended
Unconsolidated Joint Ventures	June 30, 2014	June 30, 2013
Number of rooms	373	373
Occ	77.1%	75.0%
ADR	$131.00	$128.70
RevPAR	$100.98	$96.55
RevPAR growth rate	4.6%	0.8%

	Three Months Ended
Leasehold Interest	June 30, 2014	June 30, 2013
Number of rooms	252	252
Occ	72.0%	66.9%
ADR	$135.17	$141.36
RevPAR	$97.31	$94.64
RevPAR growth rate	2.8%	3.6%
The RevPAR growth rates for the three months ended June 30, 2014 compared to the three months ended June 30, 2013 is mainly the result of the growth in the hotels’ occupancy, primarily at the Georgia Tech Hotel as a result of the efforts of the Sub Property Manager to improve the operations of the hotel which included appointing a new hotel general manager.
Other non-room operating revenues for the portfolio include food and beverage (15.6% and 15.2% of total revenues for the three months ended June 30, 2014 and 2013, respectively) and other ancillary revenues such as conference center, market, parking, telephone and cancellation fees (9.8% and 8.2% of total revenues for the three months ended June 30, 2014 and 2013, respectively). The increase compared to 2013 is primarily driven by results from renovations of the lobby and improvements to the restaurant and bar at the Baltimore Courtyard and due to the higher occupancy at the Georgia Tech Hotel.
Our hotel operating expenses consist primarily of labor expenses incurred in the day-to-day operation of our hotels. Our hotels have a variety of fixed expenses, such as essential hotel staff, real estate taxes and insurance, and these expenses do not change materially even if the revenues at the hotels fluctuate. Our primary hotel operating expenses are described below:

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

•
Management fees - related party:  Base management fees paid are computed as a percentage of gross revenue. Incentive management fees generally are paid when operating profit or other performance metrics exceed certain threshold levels.

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

Hotel operating expenses increased slightly for three months ended June 30, 2014 compared to the three months ended June 30, 2013 mainly due to increased room and other property-level expenses at the Georgia Tech Hotel as a result of higher occupancy.
Comparison of the Six Months Ended June 30, 2014 to the Six Months Ended June 30, 2013
Room revenues for the portfolio were $15.5 million for the six months ended June 30, 2014, compared to room revenues of $15.0 million for the six months ended June 30, 2013. Because room revenues makes up approximately three-quarters of the portfolio’s revenues, revenue results are highly dependent on maintaining and improving Occ and ADR, which will then impact RevPAR. RevPAR for the total portfolio increased 3.4% year-over-year for the six months ended June 30, 2014 and 2.4% for the six months ended June 30, 2013. The RevPAR growth rates reflect the percentage change from the same six month period in the prior year’s results.

Occ, ADR and RevPAR results are presented in the following tables to reflect certain operating information for the portfolio.

	Six Months Ended
Total Portfolio	June 30, 2014	June 30, 2013
Number of rooms	1,181	1,181
Occ	72.6%	71.2%
ADR	$137.42	$135.51
RevPAR	$99.70	$96.42
RevPAR growth rate	3.4%	2.4%

	Six Months Ended
Consolidated Assets	June 30, 2014	June 30, 2013
Number of rooms	556	556
Occ	73.2%	73.8%
ADR	$145.84	$142.55
RevPAR	$106.73	$105.23
RevPAR growth rate	1.4%	5.3%

	Six Months Ended
Unconsolidated Joint Ventures	June 30, 2014	June 30, 2013
Number of rooms	373	373
Occ	69.5%	69.2%
ADR	$122.92	$120.89
RevPAR	$85.37	$83.65
RevPAR growth rate	2.1%	1.2%

	Six Months Ended
Leasehold Interest	June 30, 2014	June 30, 2013
Number of rooms	252	252
Occ	75.7%	68.2%
ADR	$139.16	$140.65
RevPAR	$105.41	$95.90
RevPAR growth rate	9.9%	(2.6)%
The RevPAR growth rates for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 is the result of the growth in the hotels’ ADR, particularly at the Baltimore Courtyard due to renovations of the lobby and improvements to the restaurant and bar. These renovations also resulted in a lower occupancy at the hotel in 2013. Also contributing to the higher RevPAR was an increase in occupancy at the Georgia Tech Hotel as a result of the efforts of the Sub Property Manager to improve the operations of the hotel which included appointing a new hotel general manager. These increases were offset by a decrease in RevPAR at Stratford Homewood Suites which had a higher RevPAR than normal in 2013 due to increased occupancy as a result of people displaced from their homes by Hurricane Sandy.
Other non-room operating revenues for the portfolio include food and beverage (17.0% and 16.1% of total revenues for the six months ended June 30, 2014 and 2013, respectively) and other ancillary revenues such as conference center, market, parking, telephone and cancellation fees (9.2% and 8.2% of total revenues for the six months ended June 30, 2014 and 2013, respectively). The increase compared to 2013 is primarily driven by results from renovations of the lobby and improvements to the restaurant and bar at the Baltimore Courtyard and due to the higher occupancy at the Georgia Tech Hotel.
Hotel operating expenses increased slightly for six months ended June 30, 2014 compared to the six months ended June 30, 2013 mainly due to increased room and other property-level expenses at the Georgia Tech Hotel as a result of higher occupancy.

Cash Flows for the Period from March 21 to June 30, 2014
Net cash used in operating activities for the period from March 21 to June 30, 2014 was $3.9 million. Cash outflows were primarily driven by a net loss of $5.4 million, which was, in turn, largely the result of the amount of transaction fees related to the acquisition of the initial six hotel interests, equity in gains of unconsolidated entities of $2.3 million from the debt forgiveness at the Westin Virginia Beach and an increase in prepaid expenses and other assets of $2.6 million as a result of increased accounts receivable at the hotels due to higher occupancy at June 30, 2014 and prepaid acquisition expenses for the Grace Acquisition. These were offset by amortization and depreciation of $1.0 million and an increase in accounts payable and accrued expenses of $5.8 million related to the deferred payment and contingent consideration on the acquisition of the initial hotel interests and the tax liability resulting from the forgiveness of debt at the Westin Virginia Beach.
Net cash used in investing activities for the period from March 21 to June 30, 2014 was $93.8 million. Cash outflows were primarily driven by the purchase of property and equipment for $41.4 million, the deposit on the Grace Acquisition of $50.0 million and an increase in restricted cash of $2.0 million related to the new mortgage note payable.
Net cash provided by financing activities for the period from March 21 to June 30, 2014 was $102.4 million. Cash inflows were primarily driven by proceeds from the mortgage note payable of $45.5 million, proceeds from the issuance of common stock of $20.2 million, net proceeds from an affiliate note payable to fund the acquisition deposit of $36.8 million and proceeds from affiliate financing of $2.6 million. These were offset by the payment of offering costs of $2.8 million and the payment of deferred financing fees of $1.6 million.
Cash Flows for the Predecessor for the Six Months Ended June 30, 2013
Net cash provided by operating activities for the six months ended June 30, 2013 was $3.5 million. Cash inflows were primarily driven by depreciation and amortization of $2.6 million and an increase in accounts payable and accrued expenses of $0.9 million.
Net cash used in investing activities for the six months ended June 30, 2013 was $2.3 million. Cash outflows primarily were driven by the purchases of property and equipment related to renovations at the Baltimore Courtyard of $3.3 million and was offset by a decrease in restricted cash of $1.0 million.
Net cash provided by financing activities for the six months ended June 30, 2013 was $2.5 million. Cash inflows were primarily driven by contributions from the members of $0.2 million and proceeds from the mortgage note payable of $3.4 million which was used to pay for the Baltimore Courtyard renovations. These were offset by distributions to members of $0.9 million.
Liquidity and Capital Resources
We are offering and selling to the public in our primary offering up to 80,000,000 shares of our common stock at up to $25.00 per share (subject to certain volume discounts). We also are offering up to 21,052,631 shares of common stock under our DRIP, initially at $23.75 per share, which is 95.0% of the primary offering price. Beginning with the filing of the second Quarterly Report on Form 10-Q (or Annual Report on Form 10-K should such filing constitute the second quarterly financial filing) following the earlier to occur of (i) our acquisition of at least $2.0 billion in total portfolio assets, or (ii) January 7, 2016, we will calculate NAV and will offer shares in our primary offering and under our DRIP at per share NAV (plus applicable selling commissions and dealer manager fees for shares sold in our primary offering), subject to certain limitations. We reserve the right to reallocate the shares of common stock we are offering between our primary offering and the DRIP.
On February 3, 2014, we had raised proceeds sufficient to break escrow in connection with our offering. We received and accepted aggregate subscriptions in excess of the $2.0 million minimum and issued shares of common stock to our initial investors who were simultaneously admitted as stockholders. We expect to continue to raise capital through the sale of our common stock and to utilize the net proceeds from the sale of our common stock and proceeds from secured financings to complete future property acquisitions. We purchased our first properties and commenced our real estate operation on March 21, 2014. As of June 30, 2014, we owned six hotels through fee simple, leasehold and joint venture interests with an aggregate purchase price of approximately $112.0 million. As of June 30, 2014, we had 0.9 million shares of common stock outstanding, including share issued under the DRIP for total gross proceeds of $21.5 million since the date of inception.
As of June 30, 2014, we had cash of $4.7 million. Our principal demands for cash will be for acquisition costs, including the purchase price of any properties, loans and securities we acquire, improvement costs, the payment of our operating and administrative expenses, continuing debt service obligations and distributions to our stockholders. Management expects that in the future, as our portfolio matures, our properties will cover operating expenses and the payment of our monthly distribution.
The number of properties and other assets that we acquire will depend upon the number of shares sold and the resulting amount of the net proceeds available for investment in properties and other assets. Until required for the acquisition or operation of assets or used for distributions, we keep the net proceeds of our Offering in short-term, low risk, highly liquid, interest-bearing investments.
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
Our principal demands for cash will be for acquisition costs, including the purchase price of any properties, loans and securities we acquire, improvement costs, the payment of our operating and administrative expenses, continuing debt service obligations and distributions to our stockholders. We have incurred $4.5 million of organization and offering costs from July 25, 2013 (the date of inception) through June 30, 2014, of which $0.8 million is in accrued expenses as of June 30, 2014. Through the date of this filing, our Advisor has advanced $3.2 million to us which we have used to pay third-party organization and offering costs. As described in the notes to the financial statements contained within this Quarterly Report on Form 10-Q, we may reimburse our Advisor for such advances and future offering costs it or any of its affiliates may incur on our behalf but only to the extent that the reimbursement would not exceed 2.0% of gross offering proceeds over the life of the offering or cause the selling commissions, the dealer manager fee and the other organization and offering expenses borne by us to exceed 15.0% of gross offering proceeds as of the date of the reimbursement. We have acquired, and intend to continue acquiring our assets with cash and mortgage or other debt, but we also may acquire assets free and clear of permanent mortgage or other indebtedness by paying the entire purchase price for the asset in cash or in OP Units.
We use debt financing as a source of capital. Under our charter, the maximum amount of our total indebtedness shall not exceed 300% of our total "net assets" (as defined in our charter) as of the date of any borrowing, which is generally expected to be approximately 75% of the cost of our investments; however, we may exceed that limit if such excess is approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for exceeding such limit. This charter limitation, however, does not apply to individual real estate assets or investments. In addition, it is currently our intention to limit our aggregate borrowings to 60% of the aggregate fair market value of our assets (calculated after the close of our IPO and once we have invested substantially all the proceeds of our offering), unless borrowing a greater amount is approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for borrowing such a greater amount. This limitation, however, does not apply to individual real estate assets or investments. At the date of acquisition of each asset, we anticipate that the cost of investment for such asset will be substantially similar to its fair market value, which will enable us to satisfy the requirements under our charter. However, subsequent events, including changes in the fair market value of our assets, could result in our exceeding these limits. As of June 30, 2014, we had a secured mortgage note payable of $45.5 million and promissory notes payable of $101.6 million.
Upon closing the Grace Acquisition, our borrowings may exceed 300% of our total "net assets" (as defined in our charter). On May 20, 2014, a majority of our independent directors resolved to waive the total portfolio leverage following closing the Grace Acquisition should such total portfolio leverage exceed 300% of the Corporation’s total "net assets" (as defined in our charter). We intend to repay the borrowings with all available Offering proceeds following the acquisition in order to reduce our borrowings to our intended limit.
We anticipate that adequate cash will be generated from operations to fund our operating and administrative expenses, continuing debt service obligations and the payment of distributions. However, our ability to finance our operations is subject to some uncertainties. Our ability to generate working capital is dependent on our ability to attract and retain hotel brands and the economic and business environments of the various markets in which our properties are located. Our ability to sell our assets is partially dependent upon the state of real estate markets and the ability of purchasers to obtain financing at reasonable commercial rates. In general, our policy will be to pay distributions from cash flow from operations. However, if we have not generated sufficient cash flow from our operations and other sources, such as from borrowings, advances from our Advisor, our Advisor’s deferral, suspension and/or waiver of its fees and expense reimbursements, to fund distributions, we may use and have used the Offering proceeds. As of June 30, 2014, all of the cash distributions paid have been paid from Offering proceeds. Moreover, our board of directors may change this policy, in its sole discretion, at any time.
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
Funds from Operations and Modified Funds from Operations
Due to certain unique operating characteristics of real estate companies, as discussed below, the National Association of Real Estate Investment Trusts ("NAREIT"), an industry trade group, has promulgated a measure known as funds from operations ("FFO"), which we believe to be an appropriate supplemental measure to reflect the operating performance of a REIT. The use of FFO is recommended by the REIT industry as a supplemental performance measure. FFO is not equivalent to our net income or loss as determined under GAAP.
We define FFO, a non-GAAP measure, consistent with the standards established by the White Paper on FFO approved by the Board of Governors of NAREIT, as revised in February 2004 (the "White Paper"). The White Paper defines FFO as net income or loss computed in accordance with GAAP, excluding gains or losses from sales of property and asset impairment write downs, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO. Our FFO calculation complies with NAREIT’s policy described above.
The historical accounting convention used for real estate assets requires depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably over time, especially if such assets are not adequately maintained or repaired and renovated as required by relevant circumstances and/or expected by customers for operational purposes in order to maintain the value disclosed. We believe that, since real estate values historically rise and fall with market conditions, including inflation, interest rates, the business cycle, unemployment and consumer spending, presentations of operating results for a REIT using historical accounting for depreciation may be less informative. Additionally, we believe it is appropriate to disregard impairment charges, as this is a fair value adjustment that is largely based on market fluctuations and assessments regarding general market conditions which can change over time. An asset will only be evaluated for impairment if certain impairment indicators exist and if the carrying, or book value, exceeds the total estimated undiscounted future cash flows (including operating revenues, net proceeds on the sale of the property, and any other ancillary cash flows at a property or group level under GAAP) from such asset. Investors should note, however, that determinations of whether impairment charges have been incurred are based partly on anticipated operating performance, because estimated undiscounted future cash flows from a property, including estimated future net operating revenues, net proceeds on the sale of the property, and certain other ancillary cash flows, are taken into account in determining whether an impairment charge has been incurred. While impairment charges are excluded from the calculation of FFO as described above, investors are cautioned that due to the fact that impairments are based on estimated undiscounted future cash flows and the relatively limited term of our operations, it could be difficult to recover any impairment charges.
Historical accounting for real estate involves the use of GAAP. Any other method of accounting for real estate such as the fair value method cannot be construed to be any more accurate or relevant than the comparable methodologies of real estate valuation found in GAAP. Nevertheless, we believe that the use of FFO, which excludes the impact of real estate related depreciation and amortization and impairments, provides a more complete understanding of our performance to investors and to management, and when compared year over year, reflects the impact on our operations from trends in occupancy rates, ADR, operating costs, general and administrative expenses, and interest costs, which may not be immediately apparent from net income. However, FFO and modified funds from operations ("MFFO"), as described below, should not be construed to be more relevant or accurate than the current GAAP methodology in calculating net income or in its applicability in evaluating the our operating performance. The method utilized to evaluate the value and performance of real estate under GAAP should be construed as a more relevant measure of operational performance and considered more prominently than the non-GAAP FFO and MFFO measures and the adjustments to GAAP in calculating FFO and MFFO.
Changes in the accounting and reporting promulgations under GAAP (for acquisition fees and expenses from a capitalization/depreciation model to an expensed-as-incurred model) that were put into effect in 2009 and other changes to GAAP accounting for real estate subsequent to the establishment of NAREIT’s definition of FFO have prompted an increase in cash-settled expenses, specifically acquisition fees and expenses for all industries as items that are expensed under GAAP, that are typically accounted for as operating expenses. Management believes these fees and expenses do not affect our overall long-term operating performance. Publicly registered, non-listed REITs typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operation. While other start up entities may also experience significant acquisition activity during their initial years, we believe that non-listed REITs are unique in that they have a relatively limited time frame of significant acquisition activity. Our board of directors, in consultation with our management, may determine that it is in our best interest to begin the process of considering alternatives with respect to a liquidity event (i.e., listing of its common stock on a national exchange, a merger or sale or another similar transaction) at such time during our offering stage as our board of directors can reasonably determine that all of the securities in our offering will be sold within a reasonable time period (i.e. three to six months). In connection with a liquidity event, we will no longer purchase assets or invest the proceeds of the IPO. Due to the above factors and other unique features of publicly registered, non-listed REITs, the Investment Program Association (the "IPA"), an industry trade group, has standardized a measure known as MFFO, which the IPA has recommended as a supplemental measure for publicly registered non-listed REITs and which we believe to be another appropriate supplemental measure to reflect the operating performance of a non-listed REIT having the characteristics described above. MFFO is not equivalent to our net income or loss as determined under GAAP, and MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate with a limited life and targeted exit strategy, as currently intended. We believe that, because MFFO excludes costs that we consider more reflective of investing activities and other non-operating items included in FFO and also excludes acquisition fees and expenses that affect operations only in periods in which properties are acquired, MFFO can provide, on a going forward basis, an indication of the sustainability (that is, the capacity to continue to be maintained) of our operating performance after the period in which we are investing the proceeds of the IPO or acquiring properties and once our portfolio is in place. By providing MFFO, we believe it is presenting useful information that assists investors and analysts to better assess the sustainability of our operating performance after our offering has been completed and our properties have been acquired. We also believe that MFFO is a recognized measure of sustainable operating performance by the non-listed REIT industry. Further, the we believe MFFO is useful in comparing the sustainability of our operating performance after our offering and acquisitions are completed with the sustainability of the operating performance of other real estate companies that are not as involved in acquisition activities. Investors are cautioned that MFFO should only be used to assess the sustainability of our operating performance after the offering has been completed and properties have been acquired, as it excludes acquisition costs that have a negative effect on our operating performance during the periods in which properties are acquired.
We define MFFO, a non-GAAP measure, consistent with the IPA’s Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations, or the Practice Guideline, issued by the IPA in November 2010. The Practice Guideline defines MFFO as FFO further adjusted for the following items, as applicable, included in the determination of GAAP net income: acquisition fees and expenses; amounts relating to amortization of above and below market leases and liabilities (which are adjusted in order to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the lease payments); accretion of discounts and amortization of premiums on debt investments; mark-to-market adjustments included in net income; gains or losses included in net income from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, and after adjustments for consolidated and unconsolidated partnerships and joint ventures, with such adjustments calculated to reflect MFFO on the same basis. The accretion of discounts and amortization of premiums on debt investments, unrealized gains and losses on hedges, foreign exchange, derivatives or securities holdings, unrealized gains and losses resulting from consolidations, as well as other listed cash flow adjustments are adjustments made to net income in calculating the cash flows provided by operating activities and, in some cases, reflect gains or losses which are unrealized and may not ultimately be realized.
Our MFFO calculation complies with the IPA’s Practice Guideline described above. In calculating MFFO, we exclude acquisition related expenses, fair value adjustments of derivative financial instruments and the adjustments of such items related to noncontrolling interests. Under GAAP, acquisition fees and expenses are characterized as operating expenses in determining operating net income. These expenses are paid in cash and therefore such funds will not be available to distribute to investors. All paid and accrued acquisition fees and expenses negatively impact our operating performance during the period in which properties are acquired and will have negative effects on returns to investors, the potential for future distributions, and cash flows generated, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to such property. Therefore, MFFO may not be an accurate indicator of our operating performance, especially during periods in which properties are being acquired. MFFO that excludes such costs and expenses would only be comparable to non-listed REITs that have completed their acquisition activities and have similar operating characteristics. Further, under GAAP, certain contemplated non-cash fair value and other non-cash adjustments are considered operating non-cash adjustments to net income in determining cash flow from operating activities. In addition, we view fair value adjustments of derivatives as items which are unrealized and may not ultimately be realized. We view both gains and losses from dispositions of assets and fair value adjustments of derivatives as items which are not reflective of on-going operations and are therefore typically adjusted for when assessing operating performance and calculating MFFO. While we are responsible for managing interest rate, hedge and foreign exchange risk, it will retain an outside consultant to review all its hedging agreements. Inasmuch as interest rate hedges are not a fundamental part of our operations, we believe it is appropriate to exclude such gains and losses in calculating MFFO, as such gains and losses are not reflective of on-going operations. The purchase of properties, and the corresponding expenses associated with that process, is a key operational feature of our business plan to generate operational income and cash flows in order to make distributions to investors. Acquisition fees and expenses will not be reimbursed by our Advisor if there are no further proceeds from the sale of shares in our offering, and therefore such fees and expenses may need to be paid from either additional debt, operational earnings or cash flows, net proceeds from the sale of properties or from ancillary cash flows.
Our management uses MFFO and the adjustments used to calculate it in order to evaluate our performance against other non-listed REITs which have defined acquisition periods and targeted exit strategies. As noted above, MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate in this manner. We believe that its use of MFFO and the adjustments used to calculate it allow us to present its performance in a manner that reflects certain characteristics that are unique to non-listed REITs. For example, acquisitions costs are funded from the proceeds of our Offering and other financing sources and not from operations. By excluding expensed acquisition costs, the use of MFFO provides information consistent with management’s analysis of the operating performance of the properties. Additionally, fair value adjustments, which are based on the impact of current market fluctuations and underlying assessments of general market conditions, but can also result from operational factors such as room and occupancy rates, may not be directly related or attributable to our current operating performance. By excluding such changes that may reflect anticipated and unrealized gains or losses, we believe MFFO provides useful supplemental information.
Presentation of this information is intended to provide useful information to investors as they compare the operating performance of different REITs, although it should be noted that not all REITs calculate FFO and MFFO the same way, so comparisons with other REITs may not be meaningful. Furthermore, FFO and MFFO are not indicative of cash flow available to fund cash needs and should not be considered as an alternative to net income (loss) or income (loss) from continuing operations as an indication of our performance, as an alternative to cash flows from operations as an indication of its liquidity, or indicative of funds available to fund its cash needs including its ability to make distributions to its stockholders. FFO and MFFO should be reviewed in conjunction with other GAAP measurements as an indication of our performance. MFFO has limitations as a performance measure in an offering such as our Offering (unless and until we calculate NAV prior to the close of our Offering) where the price of a share of common stock is a stated value and there is no net asset value determination during the offering stage and for a period thereafter. MFFO is useful in assisting management and investors in assessing the sustainability of operating performance in future operating periods, and in particular, after the offering and acquisition stages are complete and net asset value is disclosed. FFO and MFFO are not useful measures in evaluating net asset value because impairments are taken into account in determining net asset value but not in determining FFO or MFFO.
Neither the SEC, NAREIT nor any other regulatory body has passed judgment on the acceptability of the adjustments that we use to calculate FFO or MFFO. In the future, the SEC, NAREIT or another regulatory body may at some future point in time decide to standardize the allowable adjustments across the non-listed REIT industry and requiring possible adjustment to our calculation and characterization of FFO or MFFO.
The table below reflects the items deducted or added to net loss in our calculation of FFO and MFFO for the three months ended June 30, 2014 and for the period from March 21 to June 30, 2014 (in thousands):

	For the Three Months Ended June 30, 2014	For the Period from March 21 to June 30, 2014
Net loss (in accordance with GAAP)	$(82)	$(5,364)
Depreciation and amortization	890	1,012
Amortization of leaseholds	114	124
FFO	922	(4,228)
Acquisition fees and expenses (1)	187	4,645
Gain on extinguishment of debt	(2,296)	(2,296)
MFFO	$(1,187)	$(1,879)
__________________________________________________________________________
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

Distributions
On February 3, 2014, our board of directors declared distributions payable to stockholders of record each day during the applicable period at a rate equal to $0.00465753425 per day, or $1.70 per annum, per share of common stock. The distributions began accruing on April 1, 2014. The distributions are payable by the 5th day following each month end to stockholders of record at the close of business each day during the prior month.
The below table shows the distributions paid on shares outstanding during the six months ended June 30, 2014 (in thousands).

Payment Date	Weighted Average Shares Outstanding (1)	Amount Paid in Cash	Amount Issued under DRIP
January 2, 2014	—	$—	$—
February 3, 2014	9	—	—
March 3, 2014	49	—	—
April 1, 2014	69	—	—
May 1, 2014	99	21	5
June 2, 2014	159	41	15
Total		$62	$20
_____________________________________________________________________
(1) Represents the weighted average shares outstanding for the period related to the respective payment date.
The following table shows the sources for the payment of distributions to common stockholders for the periods presented (in thousands)(1):

	Three Months Ended June 30,				Six Months Ended June 30,
	2014		2013		2014		2013
Distributions:
Cash distributions paid	$62		$—		$62		$—
Distributions reinvested	20		—		20		—
Total distributions	$82		$—		$82		$—
Source of distribution coverage:
Cash flows provided by operations	$—	—%	$—	—%	$—	—%	$—	—%
Proceeds from issuance of common stock	62	75.6%	—	—%	62	75.6%	—	—%
Common stock issued under DRIP	20	24.4%	—	—%	20	24.4%	—	—%
Total sources of distributions	$82	100.0%	$—	—%	$82	100.0%	$—	—%
Cash flows used in operations (GAAP)	$(263)		$—		$(3,886)		$—
Net loss (GAAP)	$(82)		$—		$(5,364)		$—
______________________________________________________________________________________________
(1) The results for the Predecessor were not included in the above table as these results would not impact the sources of distributions.

The following table compares cumulative distributions paid to cumulative net income (in accordance with GAAP) for the period from July 25, 2013 (date of inception) through June 30, 2014 (in thousands)(1):

For the Period from July 25, 2013 (date of inception) to
June 30, 2014
Distributions paid:
Common stockholders in cash	$62
Common stockholders pursuant to DRIP / offering proceeds	20
Total distributions paid	$82

Reconciliation of net loss:
Revenues	$12,780
Acquisition and transaction related	(4,645)
Depreciation and amortization	(1,012)
Other operating expenses	(9,946)
Other non-operating expenses	(1,372)
Income tax	(1,175)
Net loss (in accordance with GAAP)	$(5,370)

Cash flows used in operations	$(3,887)
___________________________________________________________________________
(1) The results for the Predecessor were not included in the above table as these results would not impact the sources of distributions.

Contractual Obligations
We have the following contractual obligations as of June 30, 2014:
Debt Obligations:
The following is a summary of our mortgage note payable obligation as of June 30, 2014 (in thousands):

	Total	July 1, 2014 - December 31, 2014	2015-2017	2018	Thereafter
Principal payments due on mortgage note payable	$45,500	$—	$—	$—	$45,500
Interest payments due on mortgage note payable	9,462	1,000	5,956	1,984	522
Total	$54,962	$1,000	$5,956	$1,984	$46,022
The following is a summary of our promissory notes payable obligations as of June 30, 2014 (in thousands):

	Total	July 1, 2014 - December 31, 2014	2015-2017	2018	Thereafter
Principal payments due on promissory notes payable (1)	$64,849	$63,074	$—	$—	$1,775
Interest payments due on promissory notes payable (1)	2,570	2,233	243	81	13
Total	$67,419	$65,307	$243	$81	$1,788
_________________________________________________________________________
(1) The maturity date of the Portfolio Owned Assets and Joint Venture Assets promissory notes is within ten business days upon the Company raising equal to or greater than $150.0 million in gross proceeds from the Offering. There are no principal payments under the Portfolio Owned Assets and Joint Venture Assets promissory notes payable for 2014 and 2015, unless the contingent payment feature is satisfied by raising equal to or greater than $150.0 million in gross proceeds from the Offering.

The following is a summary of our affiliate note payable obligation as of June 30, 2014 (in thousands):

	Total	July 1, 2014 - December 31, 2014	2015-2017	2018	Thereafter
Principal payments due on affiliate note payable (2)	$36,800	$—	$36,800	$—	$—
Interest payments due on affiliate note payable (2)	2,024	1,104	920	—	—
Total	$38,824	$1,104	$37,720	$—	$—
___________________________________________________________________________
(2) The maturity date of the affiliate note is May 27, 2015. In connection with the Grace Acquisition, the Company paid a $50.0 million customary earnest money deposit which was partially funded by entering into a $45.0 million promissory note with CARP, LLC, an entity under common ownership with the Sponsor (the "Affiliate Promissory Note"). During the three months ended June 30, 2014, the Company received proceeds from the Affiliate Promissory Note of $40.5 million and repaid $3.7 million. Interest on the Affiliate Promissory Note does not begin accruing till July 1, 2014.
Lease Obligations:
The following table reflects the minimum base rental cash payments due from us over the next five years and thereafter for our lease arrangements as of June 30, 2014(in thousands):

	Total	July 1, 2014 - December 31, 2014	2015-2017	2018	Thereafter
Lease payments due on Georgia Tech Hotel lease	$84,333	$2,200	$13,200	$4,400	$64,533
Election as a REIT
We intend to elect and qualify to be taxed as a REIT commencing with our taxable year ending December 31, 2014. In order to qualify as a REIT, we must annually distribute to our stockholders 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding net capital gain. If we qualify as a REIT, we generally will not be subject to U.S. federal income tax on that portion of our taxable income or capital gain which is distributed to our stockholders. Our hotels are leased to a TRS which is owned by the OP. A TRS is subject to federal, state and local income taxes. If we fail to remain qualified for taxation purposes as a REIT in any subsequent year after electing REIT status and do not qualify for certain statutory relief provisions, our income for that year will be taxed at regular corporate rates, and we may be precluded from qualifying for treatment as a REIT for the four-year period following our failure to qualify as a REIT. Such an event could materially and adversely affect our net income and cash available for distribution. However, we believe that we will be organized and will operate in a manner that will enable us to qualify for treatment as a REIT beginning with our taxable year ending December 31, 2014 and we intend to continue to operate so as to remain qualified as a REIT thereafter.
Inflation
We may be adversely impacted by increases in operating costs due to inflation that may not be offset by increased room rates.
Related Party Transactions and Agreements
We have entered into agreements with affiliates of our Sponsor, whereby we may pay certain fees or reimbursements to our Advisor, its affiliates and entities under common ownership with our Advisor in connection with acquisition and financing activities, sales and maintenance of common stock under our offering, transfer agency services, asset and property management services and reimbursement of operating and offering related costs. See Note 12 - Related Party Transactions and Arrangements to our accompanying condensed consolidated/combined financial statements included in this Quarterly Report on Form 10-Q for a discussion of the various related party transactions, agreements and fees.
In connection with the Grace Acquisition, we estimate we will pay approximately $30.7 million to our Advisor, its affiliates and entities under common control with our Advisor in connection with acquisition and financing activities.
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
As of June 30, 2014, our debt included a fixed-rate secured mortgage financing, with a carrying value and fair value of $45.5 million and $45.9 million, respectively, fixed-rate promissory note financing, with a carrying value and fair value of $64.8 million and fixed-rate affiliate note financing, with a carrying value and fair value of $36.8 million. Changes in market interest rates on our fixed-rate debt impact the fair value of the notes, but they have no impact on interest incurred or cash flow. For instance, if interest rates rise 100 basis points and our fixed rate debt balance remains constant, we expect the fair value of our obligation to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our fixed–rate debt assumes an immediate 100 basis point move in interest rates from their June 30, 2014 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed-rate mortgage debt by $1.9 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate mortgage debt by $2.0 million.
These amounts were determined by considering the impact of hypothetical interest rate changes on our borrowing costs, and, assuming no other changes in our capital structure. As the information presented above includes only those exposures that existed as of June 30, 2014, it does not consider exposures or positions arising after that date. The information represented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
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
No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings.
We are not a party to any material pending legal proceedings.
Item 1A. Risk Factors.
Our potential risks and uncertainties are presented in the section entitled "Risk Factors", contained in the prospectus as supplemented and included in our Registration Statement on Form S-11 (File No. 333-190698) filed under the Securities Act (the "Registration Statement"), as amended from time to time. There have been no material changes from these risk factors, except for the items described below.
Our stockholder' interest in us may be diluted if the price we pay in respect of shares repurchased under our share repurchase program exceeds the net asset value, at such time as we calculate the NAV of our share.
The prices we may pay for shares repurchased under our share repurchase program may exceed the NAV of such shares at the time of repurchase, which may reduce the NAV of the remaining shares.
Distributions paid from sources other than our cash flows from operations, particularly from proceeds of our IPO, will result in us having fewer funds available for the acquisition of properties and other real estate-related investments and may dilute your interests in us, which may adversely affect our ability to fund future distributions with cash flows from operations and may adversely affect your overall return.
Our cash flows used in operations were $3.9 million for the six months ended June 30, 2014. During the six months ended June 30, 2014, we paid distributions of $82 thousand, of which $62 thousand, or 75.6%, was funded from offering proceeds and $20 thousand, or 24.4%, was funded from proceeds from common stock issued pursuant to the DRIP.
Additionally, we may in the future pay distributions from sources other than from our cash flows from operations. We may use net proceeds from our IPO to fund distributions. Using proceeds from our IPO to pay distributions, especially if the distributions are not reinvested through our DRIP, reduces cash available for investment in assets or other purposes and reduces our per share stockholder equity.
We may not generate sufficient cash flows from operations to pay distributions. If we have not generated sufficient cash flows from our operations and other sources, such as from borrowings, the sale of additional securities, advances from our Advisor, and our Advisor's deferral, suspension or waiver of its fees and expense reimbursements, to fund distributions, we may use the proceeds from our IPO. Moreover, our board of directors may change our distribution policy, in its sole discretion, at any time. Distributions made from offering proceeds are a return of capital to stockholders, from which we will have already paid offering expenses in connection with our IPO. We have not established any limit on the amount of proceeds from our IPO that may be used to fund distributions, except that, in accordance with our organizational documents and Maryland law, we may not make distributions that would: (1) cause us to be unable to pay our debts as they become due in the usual course of business; (2) cause our total assets to be less than the sum of our total liabilities plus senior liquidation preferences, if any; or (3) jeopardize our ability to qualify as a REIT.
Funding distributions from borrowings could restrict the amount we can borrow for investments, which may affect our profitability. Funding distributions with the sale of assets or the proceeds of our IPO may affect our ability to generate additional operating cash flows. Funding distributions from the sale of additional securities could dilute your interest in us if we sell shares of our common stock or securities convertible or exercisable into shares of our common stock to third-party investors. Payment of distributions from the mentioned sources could restrict our ability to generate sufficient cash flows from operations, affect our profitability or affect the distributions payable to you upon a liquidity event, any or all of which may have an adverse effect on your investment.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
We did not sell any equity securities that were not registered under the Securities Act during the six months ended June 30, 2014.
On January 7, 2014, the SEC declared effective our Registration Statement, and we commenced our Offering on a “reasonable best efforts” basis of up to a maximum of $2.0 billion of common stock, consisting of up to 80.0 million shares. The Registration Statement also registers approximately 21.1 million shares of common stock pursuant the DRIP under which common stockholders may elect to have their distributions reinvested in additional shares of common stock. As of June 30, 2014, we have issued 874,308 shares of our common stock and have raised $21.5 million of offering proceeds.

The following table reflects the offering costs associated with the issuance of common stock (in thousands):

As of June 30, 2014
Selling commissions and dealer manager fees	$1,837
Other offering expenses	2,652
Total offering expenses	$4,489
The Dealer Manager may reallow the selling commissions and a portion of the dealer manager fees to participating broker-dealers.
We are responsible for the organizational and offering costs of the Offering, excluding commissions and dealer manager fees, up to a maximum of 2.0% of the gross proceeds received from the Offering, measured at the end of the Offering. Organizational and offering costs in excess of the 2.0% cap as of the end of the Offering are the Advisor's responsibility. As of June 30, 2014, organizational and offering costs exceeded 2.0% of gross proceeds received from the Offering by $2.2 million, due to the ongoing nature of the offering process and because many expenses were paid before the Offering commenced.
As of June 30, 2014, our net offering proceeds, after deducting the total offering expenses outlined above, were approximately $17.0 million. We used the net offering proceeds from the Offering along with third party financing to acquire six hotels through fee simple, leasehold and joint venture interests for an aggregate purchase price of approximately $112.0 million as of June 30, 2014.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
None.
Item 5. Other Information.
None.

Item 6. Exhibits.
EXHIBIT INDEX

The following exhibits are included in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
10.29*	Loan Agreement dated as of March 21, 2014 between GERMAN AMERICAN CAPITAL CORPORATION, ARC HOSPITALITY BALTIMORE, LLC and ARC HOSPITALITY PROVIDENCE, LLC
10.30*
Guaranty of Recourse Obligations dated as of March 21, 2014 by AMERICAN REALTY CAPITAL HOSPITALITY OPERATINGPARTNERSHIP, L.P., AR CAPITAL, LLC, NICHOLAS S. SCHORSCH, WILLIAM M. KAHANE, EDWARD M. WEIL, JR., BRIAN S. BLOCK and PETER M. BUDKO for the benefit of GERMAN AMERICAN CAPITAL CORPORATION

10.31*
Guaranty of Recourse Obligations dated as of April 8, 2014 by DANIEL A. HOFFLER, LOUIS S. HADDAD and AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC. for the benefit of GERMAN AMERICAN CAPITAL CORPORATION

10.32*
PERMANENT LOAN CROSS INDEMNITY dated as of April 1, 2014, by TCA BLOCK 7, INC., ARMADA/HOFFLER PROPERTIES II, L.L.C., DANIEL A. HOFFLER, LOUIS S. HADDAD , CHRI VIRGINIA BEACH HOTEL (A/H) MINORITY HOLDING, LLC, AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC., HAMPTON W COMPANY, LLC, HAMPTON UNIVERSITY, LEGACY HOSPITALITY, LLC, and VB CITY HOTELS LLC.

10.33 (1)
Real Estate Sale Agreement, dated May 23, 2014, by and among American Realty Capital Hospitality Portfolio Member, LLC, W2007 Equity Inns Realty, LLC, W2007 Equity Inns Realty, L.P., W2007 EQI Urbana Partnership, L.P., W2007 EQI Seattle Partnership, L.P., W2007 EQI Savannah 2 Partnership, L.P., W2007 EQI Rio Rancho Partnership, L.P., W2007 EQI Orlando Partnership, L.P., W2007 EQI Orlando 2 Partnership, L.P., W2007 EQI Naperville Partnership, L.P., W2007 EQI Milford Corporation, W2007 EQI Louisville Partnership, L.P., W2007 EQI Knoxville Partnership, L.P., W2007 EQI Jacksonville Partnership I, L.P., W2007 EQI Indianapolis Partnership, L.P., W2007 EQI Houston Partnership, L.P., W2007 EQI HI Austin Partnership, L.P., W2007 EQI East Lansing Partnership, L.P., W2007 EQI Dalton Partnership, L.P., W2007 EQI College Station Partnership, L.P., W2007 EQI Carlsbad Partnership, L.P., W2007 EQI Augusta Partnership, L.P. and W2007 EQI Asheville Partnership, L.P.

10.34 *	Promissory Note, dated May 27, 2014, given by American Realty Capital Hospitality Trust, Inc. in favor of CARP, LLC
31.1 *	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 *	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32 *
Written statements of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 *
XBRL (eXtensible Business Reporting Language). The following materials from American Realty Capital Hospitality Trust, Inc.'s Quarterly Report on Form 10-Q for the three months ended June 30, 2014, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statements of Changes in Stockholders' Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements. As provided in Rule 406T of Regulation S-T, this information in furnished and not filed for purpose of Sections 11 and 12 of the Securities Act and Section 18 of the Exchange Act

_________________________

*	Filed herewith
(1) Filed as an exhibit to the Company’s Form 8-K filed with the SEC on June 2, 2014

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

Dated: August 14, 2014	By: /s/ William M. Kahane Name: William M. Kahane Title: Director, Chief Executive Officer and President (Principal Executive Officer)
Dated: August 14, 2014	By: /s/ Nicholas Radesca Name: Nicholas Radesca Title: Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)