Form 10-Q
period 2014-09-30
American Realty Capital Hospitality Trust, Inc.
filed 2014-11-14
CIK 1583077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 333-190698
AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.
(Exact Name of Registrant as Specified in its Charter)

Maryland	80-0943668
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

405 Park Avenue, 14th Floor New York, New York	10022
(Address of Principal Executive Office)	(Zip Code)

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

The number of shares of the registrant's common stock, $0.01 par value, outstanding as of October 31, 2014 was 7,531,908.

Page
PART I
Item 1. Financial Statements	1
Condensed Consolidated/Combined Balance Sheets as of September 30, 2014 (Unaudited) and December 31, 2013	1
Condensed Consolidated/Combined Statements of Operations and Comprehensive Income (Loss) (Unaudited) of the Successor for the Three Months Ended September 30, 2014 and for the Period from March 21 to September 30, 2014 and of the Predecessor for the Three Months Ended September 30, 2013, the Period from January 1 to March 20, 2014 and for the Nine Months Ended September 30, 2013	2
Condensed Consolidated/Combined Statement of Changes in Equity (Unaudited) for the Nine Months Ended September 30, 2014	3
Condensed Consolidated/Combined Statements of Cash Flows (Unaudited) of the Successor for the Period from March 21 to September 30, 2014 and of the Predecessor for the Period from January 1 to March 20, 2014 and for the Nine Months Ended September 30, 2013	4
Notes to Condensed Consolidated/Combined Financial Statements (Unaudited)	6
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	26
Item 3. Quantitative and Qualitative Disclosures About Market Risk	44
Item 4. Controls and Procedures	44
PART II
Item 1. Legal Proceedings	45
Item 1A. Risk Factors	45
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	47
Item 3. Defaults Upon Senior Securities	48
Item 4. Mine Safety Disclosures	48
Item 5. Other Information	48
Item 6. Exhibits	49
Signatures	50

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

CONDENSED CONSOLIDATED/COMBINED BALANCE SHEETS
(In thousands, except for share and per share data)

	Successor	Predecessor
	September 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Real estate investments:
Land	$12,308	$15,878
Buildings and improvements	80,487	118,356
Furniture, fixtures and equipment	5,324	13,297
Total real estate investments	98,119	147,531
Less: accumulated depreciation and amortization	(1,919)	(31,390)
Total real estate investments, net	96,200	116,141
Cash and cash equivalents	34,838	10,520
Acquisition deposit	75,000	—
Restricted cash	3,427	1,522
Investments in unconsolidated entities	7,730	4,381
Below-market lease asset, net	8,166	—
Prepaid expenses and other assets	7,032	1,830
Deferred financing fees, net	1,271	848
Total Assets	$233,664	$135,242

LIABILITIES AND EQUITY
Mortgage note payable	$45,500	$41,449
Promissory notes payable	64,849	—
Accounts payable and accrued expenses	16,296	5,297
Due to affiliates	7,706	—
Total liabilities	134,351	46,746
Equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized, 5,053,290 and 8,888 shares issued and outstanding, respectively	51	—
Additional paid-in capital	109,594	—
Deficit	(10,332)	—
Members' equity	—	88,496
Total equity	99,313	88,496
Total Liabilities and Equity	$233,664	$135,242

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

CONDENSED CONSOLIDATED/COMBINED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except for share and per share data)
(Unaudited)

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	For the Period from March 21 to September 30, 2014	For the Period from January 1 to March 20, 2014	Nine Months Ended September 30, 2013
Revenues
Rooms	$8,954	$8,362	$18,462	$6,026	$23,326
Food and beverage	1,545	1,358	3,566	1,543	4,540
Other	888	693	2,139	676	2,311
Total revenue	11,387	10,413	24,167	8,245	30,177
Operating expenses
Rooms	1,840	1,662	3,753	1,405	4,782
Food and beverage	1,159	1,077	2,497	1,042	3,349
Management fees - related party	456	380	967	289	1,085
Other property-level operating expenses	4,246	4,046	9,077	3,490	11,810
Depreciation and amortization	907	1,224	1,919	994	3,846
Rent	1,311	1,098	2,664	933	3,234
Total operating expenses	9,919	9,487	20,877	8,153	28,106
Income from operations	1,468	926	3,290	92	2,071
Interest expense	(2,070)	(593)	(4,313)	(531)	(1,698)
Acquisition and transaction related costs	(2,965)	—	(7,610)	—	—
Equity in earnings (losses) of unconsolidated entities	261	135	2,607	(166)	102
General and administrative	(50)	—	(1,519)	—	—
Total expenses	(4,824)	(458)	(10,835)	(697)	(1,596)
Net income (loss) before taxes	(3,356)	468	(7,545)	(605)	475
Provision for income taxes	193	—	1,368	—	—
Net income (loss) and comprehensive income (loss)	$(3,549)	$468	$(8,913)	$(605)	$475

Basic and diluted net loss per share	$(1.27)	NA	$(8.13)	NA	NA
Basic and diluted weighted average shares outstanding	2,792,350	NA	1,096,566	NA	NA
___________________________________________________
NA - not applicable

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

CONDENSED CONSOLIDATED/COMBINED STATEMENT OF CHANGES IN EQUITY
(In thousands, except for share data)
(Unaudited)

	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Deficit	Total Stockholders' Equity	Members' Equity	Total
Balance, December 31, 2013	8,888	$—	$200	$(6)	$194	$88,496	$88,690
Issuance of common stock	105,609	1	2,417	—	2,418	—	2,418
Net loss	—	—	—	—	—	(605)	(605)
Distributions	—	—	—	—	—	(800)	(800)
Common stock offering costs, commissions and dealer manager fees	—	—	(1,529)	—	(1,529)	—	(1,529)
Balance, March 20, 2014	114,497	1	1,088	(6)	1,083	87,091	88,174
Proceeds received from Successor for the assets of Predecessor	—	—	—	—	—	(87,091)	(87,091)
Issuance of common stock	4,926,140	50	122,509	—	122,559	—	122,559
Net loss	—	—	—	(8,913)	(8,913)	—	(8,913)
Dividends paid or declared	—	—	—	(1,413)	(1,413)	—	(1,413)
Common stock issued through Distribution Reinvestment Plan	12,653	—	301	—	301	—	301
Share-based payments	—	—	14	—	14	—	14
Common stock offering costs, commissions and dealer manager fees	—	—	(14,318)	—	(14,318)	—	(14,318)
Balance, September 30, 2014	5,053,290	$51	$109,594	$(10,332)	$99,313	$—	$99,313

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

CONDENSED CONSOLIDATED/COMBINED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Successor	Predecessor
	For the Period from March 21 to September 30, 2014	For the Period from January 1 to March 20, 2014	Nine Months Ended September 30, 2013
Cash flows from operating activities:
Net income (loss)	$(8,913)	$(605)	$475
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	1,919	994	3,846
Amortization of deferred financing costs	400	75	161
Amortization of below-market lease obligation	234	—	—
Accretion of deferred consideration	70	—	—
Accretion of contingent consideration	283	—	—
Equity in (gains) losses of unconsolidated entities	(2,607)	166	(102)
Distribution from unconsolidated affiliates	257	—	—
Share-based payments	14	—	—
Changes in assets and liabilities:
Prepaid expenses and other assets	(2,917)	(581)	(841)
Restricted cash	(604)	—	—
Due to affiliates	2,752	—	—
Accounts payable and accrued expenses	6,079	(605)	676
Net cash (used in) provided by operating activities	(3,033)	(556)	4,215

Cash flows from investing activities:
Acquisition of hotel assets of the Predecessor	(41,390)	—	—
Real estate investment improvements	(1,399)	(83)	(3,373)
Acquisition deposit	(75,000)	—	—
Increase in restricted cash	(2,204)	(468)	(383)
Net cash used in investing activities	(119,993)	(551)	(3,756)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	123,177	—	—
Payments of offering costs	(12,987)	—	—
Dividends paid	(500)	—	—
Contributions from members	—	—	226
Distribution to members	—	(800)	(2,336)
Affiliate financing advancement	2,570	—	—
Proceeds from affiliate note payable used to fund acquisition deposit	40,500	—	—
Repayment of affiliate note payable used to fund acquisition deposit	(40,500)	—	—
Payments of mortgage note payable	—	(137)	(254)
Proceeds from mortgage note payable	45,500	—	3,440
Proceeds from promissory note payable	1,775	—	—
Deferred financing fees	(1,671)	—	—
Net cash provided by (used in) financing activities	157,864	(937)	1,076
Net change in cash	34,838	(2,044)	1,535
Cash and cash equivalents, beginning of period	—	10,520	7,652
Cash and cash equivalents, end of period	$34,838	$8,476	$9,187

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

CONDENSED CONSOLIDATED/COMBINED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Successor	Predecessor
	For the Period from March 21 to September 30, 2014	For the Period from January 1 to March 20, 2014	Nine Months Ended September 30, 2013
Supplemental disclosure of cash flow information:
Interest paid	$3,424	$458	$1,442
Taxes paid	$586	—	—
Non-cash investing and financing activities:
Reclassification of deferred offering costs to additional paid-in capital	$1,505	$—	$—
Offering costs in due to affiliates	$1,740	$—	$—
Offering costs in accounts payable and accrued expenses	$279	$—	$—
Purchases of property and equipment in accounts payable and accrued expenses	$753	$—	$—
Proceeds receivable from share sales (1)	$1,801	$—	$—
Seller financing of real estate investments	$58,074	$—	$—
Seller financing of investment in unconsolidated entities	$5,000	$—	$—
Contingent consideration on acquisition	$4,100	$—	$—
Deferred consideration on acquisition	$3,400	$—	$—
Dividends declared but not paid	$612	$—	$—
Common stock issued through distribution reinvestment plan	$301	$—	$—
___________________________________________________

(1)	The proceeds receivable from the sale of shares of common equity was received by the Company prior to the filing date of this Quarterly Report on Form 10-Q.

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED/COMBINED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

Note 1 - Organization
American Realty Capital Hospitality Trust, Inc. (the "Company") was incorporated on July 25, 2013 as a Maryland corporation and intends to qualify as a real estate investment trust for U.S. federal income tax purposes ("REIT") beginning with the taxable year ending December 31, 2014. The Company was formed primarily to acquire lodging properties in the midscale limited service, extended stay, select service, upscale select service, and upper upscale full service segments within the hospitality sector. The Company has no limitation as to the brand of franchise or license with which the Company's hotels will be associated. All such properties may be acquired by the Company alone or jointly with another party. The Company may also originate or acquire first mortgage loans secured by real estate and invest in other real estate-related debt. As of September 30, 2014, the Company has acquired interests in six hotels through fee simple, leasehold and joint venture interests (the "Barceló Portfolio").
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
Until the filing of the Company's second quarterly financial filing with the SEC, pursuant to the Securities Exchange Act of 1934, as amended, following the earlier to occur of (i) the Company's acquisition of at least $2.0 billion in total investment portfolio assets or (ii) January 7, 2016, the per share purchase price in the IPO will be up to $25.00 per share (including the maximum allowed to be charged for commissions and fees) and shares issued under the DRIP will initially be equal to $23.75 per share, which is 95% of the initial per share offering price in the IPO. Thereafter, the per share purchase price will vary quarterly and will be equal to the Company's net asset value ("NAV") per share plus applicable commissions and fees in the case of the primary offering, and the per share purchase price in the DRIP will be equal to the NAV per share. On February 3, 2014, the Company received and accepted subscriptions in excess of the minimum offering amount of $2.0 million in Offering proceeds, broke escrow and issued shares of common stock to the initial investors who were admitted as stockholders. As of September 30, 2014, the Company had 5.1 million shares of stock outstanding and had received total gross proceeds from the IPO of approximately $125.4 million, including shares issued under the DRIP. As of September 30, 2014, the aggregate value of all the common stock outstanding was $126.3 million based on a per share value of $25.00 (or $23.75 for shares issued under the DRIP).
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
The Company has no direct employees. The Company has retained American Realty Capital Hospitality Advisor, LLC (the "Advisor") to manage certain aspects of its affairs on a day-to-day basis. American Realty Capital Hospitality Properties, LLC (the "Property Manager") serves as the Company's property manager and the Property Manager has retained Crestline Hotels & Resorts, LLC (the "Sub Property Manager"), an entity under common control with the parent of American Realty Capital IX, LLC, (the "Sponsor") to provide services, including locating investments, negotiating financing and operating certain hotel assets in the Company's portfolio. Realty Capital Securities, LLC (the "Dealer Manager"), an entity under common control with the parent of the Sponsor serves as the dealer manager of the offering. The Advisor, Special Limited Partner, Property Manager, Sub Property Manager and Dealer Manager are related parties and receive fees, distributions and other compensation for services related to the Offering and the investment and management of the Company's assets.

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED/COMBINED FINANCIAL STATEMENTS
September 30, 2014
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
The aggregate contract purchase price for the Portfolio is approximately $1.925 billion, exclusive of closing costs and subject to certain adjustments at closing. The Company anticipates funding approximately $271.0 million of the purchase price with cash generated through equity raises, funding approximately $976.0 million through the assumption of existing mortgage and mezzanine indebtedness and funding approximately $227.0 million through additional mortgage and mezzanine financing. The mortgage indebtedness that the Company expects to assume is for $865.0 million at an interest rate of London Interbank Offered Rate ("LIBOR") plus 3.11% and the mezzanine indebtedness is for $111.0 million at an interest rate of LIBOR plus 4.77%. Both the mortgage and mezzanine indebtedness that the Company expects to assume are secured by 106 of the 126 hotels in the Portfolio and mature on May 1, 2016, subject to three (one-year) extension rights which, if all three are exercised, result in an outside maturity date of May 1, 2019.
Consistent with the terms of the Grace Acquisition, the Company anticipates that the remaining $451.0 million of the contract purchase price will be satisfied by the issuance of preferred equity interests in two newly-formed Delaware limited liability companies, ARC Hospitality Portfolio I Holdco, LLC and ARC Hospitality Portfolio II Holdco, LLC, each of which will be an indirect subsidiary of the Company and an indirect owner of the Portfolio. The holders of the preferred equity interests will be entitled to monthly distributions at a rate of 7.50% per annum for the first 18 months following closing and 8.00% per annum thereafter. On liquidation, the preferred equity interests will be entitled to receive their original value (as reduced by redemptions) prior to any distributions being made to the Company or its shareholders. After the earlier to occur of either (i) the date of repayment in full of currently outstanding unsecured obligations of the Company in the original principal amount of approximately $63.1 million, which represents the Barceló Promissory Note (See Note 7 - Promissory Notes Payable), or (ii) the date the gross amount of IPO proceeds received by the Company after the closing of the Grace Acquisition exceeds $100.0 million (reduced from $150.0 million through a side letter related to the Real Estate Sale Agreement dated August 22, 2014), the Company will be required to use 35.0% of any IPO proceeds to redeem the peferred equity interests at par, up to a maximum of $350.0 million for any 12-month period. The Company will also be required, in certain circumstances, to apply debt proceeds to redeem the preferred equity interests at par. As of the end of the third year following the closing of the Grace Acquisition, the Company will be required to have redeemed 50.0% of the preferred equity interests, and as of the end of the fourth year following the closing of the Grace Acquisition, the Company will be required to redeem 100.0% of the preferred equity interests remaining outstanding at such time. In addition, the Company will have the right, at its option, to redeem the preferred equity interests, in whole or in part, at any time at par. The holders of the preferred equity interests will have certain customary consent rights over actions by the Company relating to the Portfolio. If the Company is unable to satisfy the redemptions requirements, the holders of the preferred equity interests will have certain rights, including the ability to assume control of the operations of the Portfolio. Due to the fact that the preferred equity interests will be mandatorily redeemable and certain of their other characteristics, the preferred equity interests will be classified as debt in accordance with accounting principles generally accepted in the United States of America ("GAAP").
Pursuant to the terms of the Grace Acquisition, the Company’s obligation to consummate the acquisition of the Portfolio is subject to certain customary closing conditions. Among these customary conditions, the Company must enter into replacement franchise agreements for each hotel and the Company must obtain the consent of certain ground lessors for certain hotels. The Company was required to make a $50.0 million earnest money deposit, with an additional $25.0 million due if the Company exercised its right to extend closing of the acquisition to December 15, 2014. This right was exercised on July 21, 2014 through an amendment to the Real Estate Sale Agreement and the additional $25.0 million earnest money deposit was funded on September 19, 2014.

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED/COMBINED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

On November 11, 2014, the Real Estate Sale Agreement was amended and restated to incorporate all amendments made to that date (the "Amended Purchase Agreement"). The Amended Purchase Agreement reduces the size of the acquisition of the fee simple or leasehold interests to 116 hotels for an aggregate purchase price of $1.808 billion and changes the scheduled close date to February 27, 2015.
Note 2 - Summary of Significant Accounting Policies
The accompanying condensed consolidated/combined financial statements of the Company included herein were prepared in accordance with the instructions to this Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. All intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the period from January 1 to March 20, 2014 for the Barceló Portfolio (the "Predecessor") and for the period from March 21 to September 30, 2014 for the Company (the "Successor") are not necessarily indicative of the results for the entire year or any subsequent interim period because of the impact of seasonal or short-term variations related to the hotel industry. Certain prior period amounts have been reclassified to conform to current period presentation.
These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2013, which are included in the Company's Annual Report on Form 10-K filed with the SEC on April 7, 2014.
Development Stage Company
On February 3, 2014, the Company raised proceeds sufficient to break escrow in connection with its IPO. The Company received and accepted aggregate subscriptions in excess of the minimum $2.0 million and issued shares of common stock to its initial investors who were admitted as stockholders. The Company acquired the Barceló Portfolio through fee simple, leasehold and joint venture interests and commenced operations on March 21, 2014, and as of such date was no longer considered to be a development stage company.
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
The Predecessor represents hospitality assets and operations owned by Barceló Crestline Corporation and its consolidated subsidiaries ("BCC"), which historically have been maintained in various legal entities. Historically, financial statements have not been prepared for the Predecessor as a discrete stand-alone entity. The accompanying condensed consolidated/combined financial statements for the Predecessor as of December 31, 2013, for the period from January 1 to March 20, 2014 and for the three and nine months ended September 30, 2013 have been derived from the historical accounting records of BCC and reflect the assets, liabilities, equity, revenue and expenses directly attributable to the Predecessor, as well as allocations deemed reasonable by management, to present the combined financial position, results of operations, changes in equity, and cash flows of the Predecessor on a stand-alone basis. Included in the accompanying condensed consolidated/combined statement of operations for the period from March 21 to September 30, 2014 is $0.2 million of costs related to the Company for the period from January 1 to March 20, 2014. No costs related to the Company for the period from January 1 to March 20, 2014 were included in the condensed consolidated statement of operations for the three months ended September 30, 2014.
Use of Estimates
The preparation of the accompanying condensed consolidated/combined financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management makes significant estimates regarding

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED/COMBINED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

revenue recognition, purchase price allocations to record investments in real estate, the useful lives of real estate and real estate taxes, as applicable.
Real Estate Investments
The Company allocates the purchase price of properties acquired in real estate investments to tangible and identifiable intangible assets acquired based on their respective fair values at the date of acquisition. Tangible assets include land, land improvements, buildings and fixtures. The Company utilizes various estimates, processes and information to determine the property value. Estimates of value are made using customary methods, including data from appraisals, comparable sales, discounted cash flow analysis and other methods. Amounts allocated to land, land improvements, buildings and fixtures are based on purchase price allocation studies performed by independent third parties or on the Company’s analysis of comparable properties in the Company’s portfolio. Identifiable intangible assets and liabilities, as applicable, are typically related to contracts, including operating lease agreements, ground lease agreements and hotel management agreements, which will be recorded at fair value.
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
Impairment of Long Lived Assets and Investments in Unconsolidated Entities
When circumstances indicate the carrying value of a property may not be recoverable, the Company reviews the asset for impairment. This review is based on an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property’s use and eventual disposition. The estimates consider factors such as expected future operating income, market and other applicable trends and residual value, as well as the effects of demand, competition and other factors. If impairment exists, due to the inability to recover the carrying value of a property, an impairment loss will be recorded to the extent that the carrying value exceeds the estimated fair value of the property for properties to be held and used. For properties held for sale, the impairment loss is the adjustment to fair value less the estimated cost to dispose of the asset. These assessments have a direct impact on net income because recording an impairment loss results in an immediate negative adjustment to net income. No such impairment losses were recorded in the periods presented.

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED/COMBINED FINANCIAL STATEMENTS
September 30, 2014
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
Income Taxes
The Company intends to elect and qualify to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code commencing with its tax year ending December 31, 2014. In order to qualify as a REIT, the Company must annually distribute to its stockholders 90% of its REIT taxable income (which does not equal net income as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding net capital gain, and must comply with various other organizational and operational requirements. If the Company qualifies for taxation as a REIT, it generally will not be subject to federal corporate income tax on that portion of its REIT taxable income that it distributes to its stockholders. Even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED/COMBINED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

income, property tax and federal income and excise taxes on its undistributed income. The Company's hotels are leased to a taxable REIT subsidiary ("TRS") which is a wholly owned subsidiary of the OP. The TRS is subject to federal, state and local income taxes.
Earnings/Loss per Share
The Company calculates basic income or loss per share by dividing net income or loss for the period by the weighted-average shares of its common stock outstanding for a respective period. Diluted income per share takes into account the effect of dilutive instruments, such as stock options and unvested stock awards, except when doing so would be anti-dilutive.
Advertising Costs
The Company expenses advertising costs as incurred. These costs were $0.1 million for the three months ended September 30, 2014 and $0.3 million combined between the Predecessor and the Company for the nine months ended September 30, 2014. These costs were $0.1 million and $0.3 million for the Predecessor for the three and nine months ended September 30, 2013, respectively.
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

	Successor	Predecessor
	September 30, 2014	December 31, 2013
Trade receivables	$1,188	$788
Allowance for doubtful accounts	(40)	(26)
Trade receivables, net of allowance	$1,148	$762
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

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED/COMBINED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

On May 28, 2014, the FASB issued ASU 2014-09 Revenue from Contracts with Customers ("ASU 2014-09"), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective. The new standard is effective for the Company on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.
In August 2014, the FASB issued ASU 2014-15 Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”), which describes how an entity should assess its ability to meet obligations and sets rules for how this information should be disclosed in the financial statements. The standard provides accounting guidance that will be used along with existing auditing standards. The adoption of ASU 2014-15 becomes effective for the Company on its fiscal year ending December 31, 2016, and all subsequent annual and interim periods. Early adoption is permitted. The adoption of ASU 2014-15 is not expected to have a material effect on the Company's consolidated financial statements.
Note 3 - Real Estate Investments
On March 21, 2014, the Company acquired the Barceló Portfolio through fee simple, leasehold and joint venture interests. The aggregate purchase price of the Barceló Portfolio was approximately $112.0 million, exclusive of closing costs. The Barceló Portfolio consists of (i) three wholly owned hotel assets (the "Portfolio Owned Assets"), the Baltimore Courtyard Inner Harbor Hotel (the "Baltimore Courtyard"), the Courtyard Providence Downtown Hotel (the "Providence Courtyard") and the Homewood Suites by Hilton Stratford (the "Stratford Homewood Suites"); (ii) one leased asset, the Georgia Tech Hotel & Conference Center (the "Georgia Tech Hotel"); and (iii) equity interests in two joint ventures (the "Joint Venture Assets") that each own one hotel, the Westin Virginia Beach and the Hilton Garden Inn Blacksburg.
The following table presents the allocation of the assets acquired and liabilities assumed by the Company as of March 21, 2014 (in thousands):

Successor
Assets acquired and liabilities assumed	As of March 21, 2014
Land	$12,308
Buildings and improvements	79,192
Below-market lease obligation	8,400
Furniture, fixtures and equipment	5,220
Restricted cash	619
Investment in unconsolidated entities	5,380
Prepaid expenses and other assets	2,314
Accounts payable and accrued expenses	(1,469)
Total operating assets acquired, net	111,964
Contingent consideration on acquisition	(4,100)
Seller financing of real estate investments	(58,074)
Seller financing of investment in unconsolidated entities	(5,000)
Deferred consideration	(3,400)
Total assets acquired, net	$41,390
The Company is finalizing the fair value of certain tangible and intangible assets acquired and adjustments may be made to the preliminary purchase price allocation shown above. Pro forma information as if the above acquisitions during the nine months ended September 30, 2014 had been consummated on January 1, 2013 have not been presented as the results for the Predecessor for the nine months ended September 30, 2014 and 2013 are included in the condensed consolidated/combined statements of operations.
Contingent consideration included as part of the acquisition is payable to BCC in 2016 based on the operating results of the Baltimore Courtyard, Providence Courtyard and Stratford Homewood Suites. Additionally, deferred consideration payable to

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED/COMBINED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

BCC of $3.0 million and $0.5 million is payable within ten business days after the date the Company raises $70.0 million in common equity from the Offering excluding any common equity raised on or prior to the closing of the Grace Acquisition (See Note 11 - Commitments and Contingencies for further information on the preceding). The fair value of the contingent consideration on acquisition of $4.1 million and the deferred consideration of $3.4 million are included in accounts payable and accrued expenses and the seller financing of real estate investments and seller financing of investment in unconsolidated entities are included in promissory notes payable on the accompanying condensed consolidated/combined balance sheets.
Note 4 - Variable Interest Entities and Investments in Unconsolidated Entities
The Company's accompanying condensed consolidated/combined financial statements and the Predecessor's combined financial statements include investments in (i) an entity that owns the Westin Virginia Beach and (ii) an entity that owns the Hilton Garden Inn Blacksburg.
The Company as of September 30, 2014 and the Predecessor as of December 31, 2013 have a 24.00% non-controlling interest (but with certain veto and approval rights) in BSE/AH Blacksburg Hotel, LLC (the "HGI Blacksburg JV"), an entity that owns the assets of the Hilton Garden Inn Blacksburg. The HGI Blacksburg JV has a loan with an original principal balance of $13.0 million (the "Blacksburg Loan"). In addition, BCC is a party to the First Amended and Restated Guaranty of Payment dated April 17, 2008 (the "Blacksburg Payment Guaranty") in connection with the Blacksburg Loan, which is partially supported by a Construction Loan Indemnity from the other partners in the HGI Blacksburg JV dated March 10, 2008 (the "Blacksburg Cross Indemnity"). In connection with the acquisition of its non-controlling interest in the HGI Blacksburg JV, on March 21, 2014, the Company entered into an Indemnity Agreement (the "BCC Indemnity") pursuant to which the Company agreed to indemnify BCC against liabilities arising under the Blacksburg Payment Guaranty and/or the Blacksburg Cross Indemnity. The outstanding balance of the Blacksburg Loan was $10.2 million and $10.7 million as of September 30, 2014 and December 31, 2013, respectively.
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
The Company as of September 30, 2014 and the Predecessor as of December 31, 2013 have a 30.53% non-controlling interest (but with certain veto and approval rights) in TCA Block 7 Hotel, LLC (the "Westin Virginia Beach JV"), an entity that owns the assets of the Westin Virginia Beach. On April 8, 2014, a loan in connection with the hotel was refinanced and Notes A and B of that loan were paid off. Upon payment in full of Notes A and B, Note C for $7.0 million and related accrued interest of $0.5 million were forgiven. On April 8, 2014, Westin Virginia Beach JV entered into a $20.7 million loan (the "Westin Virginia Beach Loan") with an unaffiliated lender. In addition, the Company is a party to a Guaranty of Recourse Obligations dated April 8, 2014 (the "Westin Virginia Beach Non-Recourse Carve-out Guaranty") in connection with the Westin Virginia Beach Loan, which is partially supported by a permanent loan cross indemnity from the other partners in the Westin Virginia Beach JV dated April 1, 2014 (the "Westin Virginia Beach Cross Indemnity"). The outstanding balance of the prior loans was $26.6 million as of December 31, 2013, and the outstanding balance of the Westin Virginia Beach Loan was $20.6 million as of September 30, 2014.
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

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED/COMBINED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

consolidated the entities. The Company has accounted for the entities under the equity method of accounting and included them in investments in unconsolidated entities in the accompanying condensed consolidated/combined balance sheets.
The Company’s and Predecessor's investments in unconsolidated entities as of September 30, 2014 and December 31, 2013, respectively, consist of the following (in thousands):

		Investment in Partnership		Income (Loss)
		Successor	Predecessor	Successor	Predecessor	Successor	Predecessor
Partnership	Ownership Interest	September 30, 2014	December 31, 2013	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	For the Period from March 21 to September 30, 2014	For the Period from January 1 to March 20, 2014	Nine Months Ended September 30, 2013
HGI Blacksburg JV	24.00%	$1,614	$893	$77	$58	$94	$(35)	$43
Westin Virginia Beach JV	30.53%	6,116	3,488	184	77	2,513	(131)	59
Total		$7,730	$4,381	$261	$135	$2,607	$(166)	$102
The Company received a capital distribution of $0.24 million from the Westin Virginia Beach JV for the nine months ended September 30, 2014. No distributions were recorded during the three months ended September 30, 2014 and 2013 and the nine months ended September 30, 2013.
During the three and nine months ended September 30, 2014, the Company received a capital distribution of $0.01 million from the HGI Blacksburg JV. No distributions were recorded during the three and nine months ended September 30, 2013.
The maximum exposure to loss as a result of the Company’s and Predecessor's investments in unconsolidated entities as of September 30, 2014 and December 31, 2013, respectively, is as follows (in thousands)(1):

	Partnership Loan Balance		Investment in Partnership		Partnership Maximum Exposure to Loss
	Successor	Predecessor	Successor	Predecessor	Successor	Predecessor
Partnership	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
HGI Blacksburg JV	$10,213	$10,663	$1,614	$893	$11,827	$11,556
Westin Virginia Beach JV	20,611	26,576	6,116	3,488	26,727	30,064
Total	$30,824	$37,239	$7,730	$4,381	$38,554	$41,620
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
Below are the condensed statements of operations for the HGI Blacksburg JV for the three months ended September 30, 2014 and 2013 and for the period from January 1 to March 20, 2014, for the period from March 21 to September 30, 2014 and for the nine months ended September 30, 2013 (in thousands):

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED/COMBINED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	For the Period from March 21 to September 30, 2014	For the period from January 1 to March 20, 2014	Nine Months Ended September 30, 2013
Hotel revenue	$1,511	$1,348	$2,853	$687	$3,424
Operating income (loss)	460	359	686	(47)	587
Interest expense	(109)	(116)	(232)	(97)	(409)
Net income (loss)	$351	$243	$454	$(144)	$178
Company's share of net income (loss)	84	58	109	(35)	43
Additional amortization expense (1)	(7)	—	(15)	—	—
Company's share of net income (loss)	$77	$58	$94	$(35)	$43
____________________________________________________________________________
(1) Amortization of the purchase price of the Company’s original interest in the HGI Blacksburg JV, less the Company's share of the partnership’s deficit, which resulted in a basis difference of $0.7 million.
Below are the condensed statements of operations for the Westin Virginia Beach JV for the three months ended September 30, 2014 and 2013 and for the period from January 1 to March 20, 2014, for the period from March 21 to September 30, 2014 and for the nine months ended September 30, 2013 (in thousands):

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	For the Period from March 21 to September 30, 2014	For the Period from January 1 to March 20, 2014	Nine Months Ended September 30, 2013
Hotel revenue	$3,737	$3,167	$7,246	$2,070	$8,616
Operating income (loss)	993	830	1,655	(67)	1,470
Interest income	—	1	—	—	2
Interest expense	(280)	(372)	(714)	(304)	(1,074)
Forgiveness of debt	—	—	7,522	—	—
Net income (loss)	$713	$459	$8,463	$(371)	$398
Company's share of net income (loss)	217	139	2,583	(113)	121
Additional amortization expense (1)	(33)	(62)	(70)	(18)	(62)
Company's share of net income (loss)	$184	$77	$2,513	$(131)	$59
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
Note 5 - Leases
In October 2001, the Predecessor, through a wholly owned subsidiary, entered into an operating lease agreement to lease the Georgia Tech Hotel, which opened in August 2003. On March 21, 2014, the Company acquired the Predecessor's interest in the lease. The lease has an initial term of 30 years from the opening date, with a 10-year extension option. The lease requires the Company to pay rent equal to (i) a fixed minimum rent plus (ii) an additional rent based upon a specified percentage of revenues to the extent they exceed a specified threshold. The Company is responsible for paying all of the hotel operating expenses including all personnel costs, impositions, utility charges, insurance premiums, and payments for funding furniture, fixtures and equipment reserves. Rent expense for the Georgia Tech Hotel attributable to the Successor for the three months ended September 30, 2014 and for the period from March 21 to September 30, 2014 was $1.3 million and $2.7 million, respectively. In connection with the acquisition of the Georgia Tech Hotel lease, the Company has allocated a value to the below-market lease intangible based on the difference between the market rent and the rental commitments. During the three

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED/COMBINED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

and nine months ended September 30, 2014, $0.1 million and $0.2 million, respectively, has been amortized to rent expense. Rent expense attributable to the Predecessor for the three months ended September 30, 2013, for the period from January 1 to March 20, 2014 and the nine months ended September 30, 2013 was $1.1 million, $0.9 million and $3.2 million, respectively.
The future minimum rental commitments for the Georgia Tech Hotel are as follows (in thousands):

	Minimum Rental Commitments	Amortization of Lease Intangible to Rent Expense
October 1, 2014 - December 31, 2014	$1,100	$106
Year ended December 31, 2015	4,400	433
Year ended December 31, 2016	4,400	433
Year ended December 31, 2017	4,400	433
Year ended December 31, 2018	4,400	433
Thereafter	64,533	6,328
Total	$83,233	$8,166
Note 6 - Mortgage Note Payable
The Company’s and the Predecessor's mortgage note payable as of September 30, 2014 and December 31, 2013 consist of the following, respectively (in thousands):

Successor
	Outstanding Mortgage Note Payable
Encumbered Properties	September 30, 2014	Interest Rate	Payment	Maturity
Baltimore Courtyard & Providence Courtyard	$45,500	4.3%	Interest Only, Principal paid at Maturity	April 2019

Predecessor
	Outstanding Mortgage Note Payable
Encumbered Properties	December 31, 2013	Interest Rate	Payment	Maturity
Baltimore Courtyard & Providence Courtyard	$41,449	4.55% plus the greater of (i) three-month LIBOR or (ii) a LIBOR floor of 0.50%(1)	Principal and Interest	January 2016
______________________________________________________________________________________________
(1) 5.05% at December 31, 2013
The Predecessor's mortgage note payable was paid off concurrently with the acquisition of the Barceló Portfolio by the Company. Interest expense related to the mortgage note payable attributable to the Successor for the three months ended September 30, 2014 and for the period from March 21 to September 30, 2014 was $0.5 million and $1.1 million, respectively. Interest expense attributable to the Predecessor for the three months ended September 30, 2013, for the period from January 1 to March 20, 2014 and the nine months ended September 30, 2013 was $0.5 million, $0.5 million and $1.5 million, respectively.
Note 7 - Promissory Notes Payable
The Company’s promissory notes payable as of September 30, 2014 are as follows (in thousands):

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED/COMBINED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

	Outstanding Promissory Notes Payable
Use of Proceeds	September 30, 2014	Interest Rate	Payment	Maturity
Barceló acquisition	$63,074	6.8%	Interest Only	See below
Property improvement plan	1,775	4.5%	Interest Only	March 2019
Grace Acquisition deposit	—	6.0%	Interest Only	May 2015
______________________________________________________________________________________________
The promissory notes payable for the Barceló acquisition originally consisted of the Portfolio Owned Assets and Joint Venture Assets promissory notes which had a maturity date of within ten business days upon the Company raising equal to or greater than $150.0 million in common equity from the Offering. During the three months ended September 30, 2014, the Company entered into an amendment to the Portfolio Owned Assets and Joint Venture Assets promissory notes whereby the promissory notes were combined into one note (the "Barceló Promissory Note") with an outstanding principal amount of $63.1 million. The Barceló Promissory Note has a maturity date of within ten business days after the Company raises $70.0 million in common equity from the Offering after the closing of the Grace Acquisition. If the Grace Acquisition has not closed by March 31, 2015, the amendment shall become null and void and the Portfolio Owned Assets and Joint Venture Assets promissory notes shall be in full effect as if the amendments never occurred. There are no principal payments under the Barceló Promissory Note payable for 2014 and 2015, unless the contingent payment feature above is satisfied by raising equal to or greater than $70.0 million in common equity from the Offering after the closing of the Grace Acquisition or if the Grace Acquisition has not closed by March 31, 2015 and the Company has raised equal to or greater than $150.0 million in common equity from the Offering resulting in the contingent payment feature being satisfied under the Portfolio Owned Assets and Joint Venture Assets promissory notes.
In connection with entering into the Grace Acquisition, the Company paid a $50.0 million customary earnest money deposit on May 27, 2014 which was partially funded by a $40.5 million draw on a $45.0 million promissory note with CARP, LLC, an entity under common ownership with the Sponsor (the "Affiliate Promissory Note"), which had a maturity date of May 27, 2015. As of September 30, 2014, the Affiliate Promissory Note had been repaid in full.
The Barceló Promissory Note is payable to BCC and the property improvement plan promissory note is payable to the Sub Property Manager.
Interest expense related to promissory notes payable attributable to the Company for the three months ended September 30, 2014 and for the period from March 21 to September 30, 2014 was $1.3 million and $2.5 million, respectively. No interest expense related to promissory notes payable was incurred by the Predecessor for the three and nine months ended September 30, 2013 as the Predecessor did not have any promissory notes.
Note 8 - Accounts Payable and Accrued Expenses
The following is a summary of the components of accounts payable and accrued expenses (in thousands):

	Successor	Predecessor
	September 30, 2014	December 31, 2013
Other accounts payable and accrued expenses	$7,244	$2,745
Contingent consideration from acquisition	4,383	—
Deferred payment for acquisition	3,470	—
Accrued salaries and related liabilities	1,199	819
Georgia Tech Hotel lease obligation	—	1,733
Total	$16,296	$5,297
Note 9 - Common Stock
The Company had 5,053,290 shares and 8,888 shares of common stock outstanding and had received total proceeds of $125.4 million and $0.2 million as of September 30, 2014 and December 31, 2013, respectively.

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED/COMBINED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

On February 3, 2014, the Company's board of directors declared distributions payable to stockholders of record each day during the applicable month at a rate equal to $0.00465753425 per day, or $1.70 per annum, per share of common stock. The first distribution was paid in May 2014 to holders of record in April 2014. The distributions are payable by the fifth day following each month end to stockholders of record at the close of business each day during the prior month.
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
When a stockholder requests a repurchase and the repurchase is approved, the Company will reclassify such obligation from equity to a liability based on the settlement value of the obligation. Shares purchased under the SRP will have the status of authorized but unissued shares. As of September 30, 2014 and December 31, 2013, no shares had been repurchased or requested to be repurchased.
Distribution Reinvestment Plan
Pursuant to the DRIP, stockholders may elect to reinvest distributions by purchasing shares of common stock in lieu of receiving cash. No dealer manager fees or selling commissions are paid with respect to shares purchased pursuant to the DRIP. Participants purchasing shares pursuant to the DRIP have the same rights and are treated in the same manner as if such shares were issued pursuant to the primary Offering. The board of directors may designate that certain cash or other distributions be excluded from the DRIP. The Company has the right to amend or suspend any aspect of the DRIP or terminate the DRIP with ten days’ notice to participants. Shares issued under the DRIP are recorded to equity in the accompanying balance sheets in the period distributions are paid. There were 12,653 shares issued under the DRIP as of September 30, 2014. No shares were issued under the DRIP as of December 31, 2013.
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

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED/COMBINED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

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

	Successor		Predecessor
	September 30, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Mortgage note payable	$45,500	$45,044	$41,449	$38,921
Promissory notes payable	64,849	64,849	—	—
Contingent consideration on acquisition	4,383	4,383	—	—
Deferred consideration	3,470	3,470	—	—
Total	$118,202	$117,746	$41,449	$38,921
The fair value of the mortgage note payable was determined using the discounted cash flow method and applying current market rates and is classified as level 3 under the fair value hierarchy. The fair values of the promissory notes payable was determined to equal their carrying amounts as these amounts are expected to be repaid within a year. The fair value of the contingent consideration on acquisition and deferred consideration was determined to equal their carrying amounts as these amounts are accreted using current market rates.
Note 11 - Commitments and Contingencies
Litigation
In the ordinary course of business, the Company may become subject to litigation or claims. There are no material legal proceedings pending or known to be contemplated against the Company.
Environmental Matters
In connection with the ownership and operation of real estate, the Company may potentially be liable for costs and damages related to environmental matters. The Company has acquired the Barceló Portfolio through fee simple, leasehold and

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED/COMBINED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

joint venture interests and as of September 30, 2014, has not been notified by any governmental authority of any non-compliance, liability or other claim and is not aware of any other environmental condition that it believes will have a material adverse effect on the results of operations.
Contingent Consideration
Included as part of the acquisition of the Barceló Portfolio is a contingent consideration payable to BCC based on the operating results of the Baltimore Courtyard, Providence Courtyard and Stratford Homewood Suites. The amount payable is calculated by applying a capitalization rate to the excess earnings before interest, taxes, depreciation and amortization ("EBITDA") earned in the second year after the acquisition over an agreed upon target. If this target EBITDA is not met, no amount will be due to BCC, but if the EBITDA earned is higher than forecasted, the amount due to BCC could be higher than the liability recorded in the condensed consolidated/combined balance sheets as of September 30, 2014.
Deferred Consideration
Included as part of the acquisition of the Barceló Portfolio is deferred consideration payable to BCC of $3.0 million and $0.5 million which was payable on March 21, 2015 and March 21, 2016, respectively. As part of the amendment to the Portfolio Owned Assets and Joint Venture Assets promissory notes, the full amount of $3.5 million is now payable within ten business days after the date the Company raises $70.0 million in common equity from the Offering after the closing of the Grace Acquisition. If the Grace Acquisition has not closed by March 31, 2015, the amendment shall become null and void and the deferred consideration of $3.0 million and $0.5 million shall be payable on the original due dates of March 21, 2015 and March 21, 2016, respectively. The deferred consideration does not bear interest unless the amounts remain unpaid as of the repayment date, at which time, interest will begin accruing at a rate of 6.8% per annum.

Note 12 - Related Party Transactions and Arrangements
As of September 30, 2014, the Special Limited Partner owned 8,888 shares of the Company’s outstanding common stock. The Advisor and its affiliates may incur and pay costs and fees on behalf of the Company. The Company had a payable due to affiliates related to operating, acquisition, financing and offering costs of $7.7 million and $0.6 million as of September 30, 2014 and December 31, 2013, respectively. In connection with the Grace Acquisition, the Company entered into the Affiliate Promissory Note with an entity under common ownership with the Sponsor (See Note 7 - Promissory Notes Payable). The Affiliate Promissory Note was repaid in full as of September 30, 2014. No amount was due under the Affiliate Promissory Note as of December 31, 2013.
Fees Paid in Connection with the Offering
The Dealer Manager is paid fees and compensation in connection with the sale of the Company's common stock in the Offering. The Dealer Manager is paid a selling commission of up to 7.0% of the per share purchase price of the Company’s offering proceeds before reallowance of commissions earned by participating broker-dealers. In addition, the Dealer Manager is paid up to 3.0% of the gross proceeds from the sale of shares, before reallowance to participating broker-dealers, as a dealer-manager fee. The Dealer Manager may reallow its dealer-manager fee to participating broker-dealers. A participating broker dealer may elect to receive a fee equal to 7.5% of the gross proceeds from the sale of shares by such participating broker dealer, with 2.5% thereof paid at the time of such sale and 1.0% thereof paid on each anniversary of the closing of such sale up to and including the fifth anniversary of the closing of such sale. If this option is elected, it’s expected that the dealer manager fee will be reduced to 2.5% of gross proceeds.
The table below shows the fees incurred from and payable to the Dealer Manager for the Offering during the three and nine months ended September 30, 2014 and 2013, respectively, and the associated payable as of September 30, 2014 and December 31, 2013, which is recorded in due to affiliates on the Company's condensed consolidated/combined balance sheets (in thousands):

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED/COMBINED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Payable as of
	2014	2013	2014	2013	September 30, 2014	December 31, 2013
Total commissions and fees incurred from the Dealer Manager	$9,926	$—	$11,763	$—	$179	$—
The Advisor and its affiliates are paid compensation and/or receive reimbursement for services relating to the Offering, including transfer agency services provided by an affiliate of the Dealer Manager. All offering costs incurred by the Company or its affiliated entities on behalf of the Company have been charged to additional paid-in capital on the accompanying condensed consolidated/combined balance sheets upon commencement of operations. Offering costs were reclassified from deferred costs to stockholders’ equity when the Company commenced its Offering, and included all expenses incurred by the Company in connection with its Offering as of such date. As of December 31, 2013, such costs totaled $1.5 million. The table below shows compensation and reimbursements incurred and payable to the Advisor and its affiliates for services relating to the Offering during the three and nine months ended September 30, 2014 and 2013, respectively, and the associated amounts payable as of September 30, 2014 and December 31, 2013, which is recorded in due to affiliates on the Company's condensed consolidated/combined balance sheets (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,		Payable as of
	2014	2013	2014	2013	September 30, 2014	December 31, 2013
Total compensation and reimbursement for services provided by the Advisor and its affiliates	$541	$—	$1,652	$—	$2,341	$—
The Company is responsible for offering and related costs from the ongoing offering, excluding commissions and dealer manager fees, up to a maximum of 2.0% of gross proceeds received from the Offering, measured at the end of the Offering. Offering costs in excess of the 2.0% cap as of the end of the Offering are the Advisor’s responsibility. As of September 30, 2014 and December 31, 2013, offering and related costs exceeded 2.0% of gross proceeds received from the Offering by $1.6 million and $1.5 million, respectively, due to the on-going nature of the Offering.
Fees Paid in Connection With the Operations of the Company
Fees Paid to the Advisor
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
The table below depicts the acquisition and financing coordination fees charged by the Advisor in connection with the operations of the Company for the three and nine months ended September 30, 2014 and 2013, respectively, and the associated

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED/COMBINED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

payable as of September 30, 2014 and December 31, 2013, which is recorded in due to affiliates on the Company's condensed consolidated/combined balance sheets (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,		Payable as of
	2014	2013	2014	2013	September 30, 2014	December 31, 2013
Acquisition fees	$—	$—	$1,598	$—	$1,598	$—
Financing coordination fees	—	—	815	—	815	—
	$—	$—	$2,413	$—	$2,413	$—
For its asset management services, the Company causes the OP to issue (subject to periodic approval by the board of directors) to the Advisor performance-based restricted partnership units of the OP ("Class B Units") on a quarterly basis in an amount equal to the excess of the cost of the Company’s assets or the lower of the cost of assets and the applicable quarterly NAV, once the Company begins calculating NAV, multiplied by 0.1875% divided by the value of one share of common stock as of the last day of such calendar quarter, which is equal initially to $22.50 (the Offering price minus selling commissions and dealer manager fees) and, at such time as the Company calculates NAV, to per share NAV. The Advisor is entitled to receive distributions on the vested and unvested Class B Units it receives in connection with its asset management subordinated participation at the same rate as distributions received on the Company’s common stock; such distributions are in addition to the incentive fees the Advisor and its affiliates may receive from the Company, including, without limitation, the annual subordinated performance fee and the subordinated participation in net sales proceeds, the subordinated incentive listing distribution or the subordinated distribution upon termination of the advisory agreement, as applicable. The restricted Class B Units do not become unrestricted Class B Units until such time as the adjusted market value of the OP’s assets plus applicable distributions equals the sum of the aggregate capital contributed by investors plus an amount equal to a 6.0% cumulative, pre-tax, non-compounded annual return to investors and only at such time as the capital account associated with a restricted Class B Unit equals the capital account of an unrestricted Class B Unit. Asset management services were performed by the Advisor for the three and nine months ended September 30, 2014, and 18,547 Class B Units have been issued as of September 30, 2014.

Fees Paid to the Property Manager
The Company pays a property management fee of approximately 4.0% of the monthly gross receipts from the properties managed by the Company’s Sub-Property Manager or a third-party sub-property manager, as applicable and as negotiated with each such sub-property manager. The Company also reimburses the Sub-Property Manager or a third-party sub-property manager for property level expenses, as well as fees and expenses of such sub-property manager. However, the Company will not reimburse such sub-property managers for general overhead costs or for the wages and salaries and other employee-related expenses of employees of such sub-property managers, other than employees or subcontractors who are engaged in the on-site operation, management, maintenance or access control of the Company’s properties. The Predecessor paid the Sub-Property Manager a similar property management fee.
The table below shows the management fees and reimbursable expenses incurred by the Company during the three and nine months ended September 30, 2014 and the associated payable, which is recorded in due to affiliates on the Company's condensed consolidated/combined balance sheets, as of September 30, 2014 and by the Predecessor for the three and nine months ended September 30, 2013 and the associated payable as of December 31, 2013, which is recorded in accounts payable and accrued expenses on the Predecessor's condensed consolidated/combined balance sheets (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,		Payable as of
	2014	2013	2014	2013	September 30, 2014	December 31, 2013
Total management fees and reimbursable expenses paid to Sub-Property Manager	$673	$608	$2,160	$1,953	$228	$168
Fees Paid to Other Affiliates

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED/COMBINED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

The Company entered into an agreement with RCS Capital, the investment banking and capital markets division of the Dealer Manager ("RCS Capital") to provide strategic advisory services and investment banking services required in the ordinary course of the Company's business, such as performing financial analysis, evaluating publicly traded comparable companies and assisting in developing a portfolio composition strategy, a capitalization structure to optimize future liquidity options and structuring operations. The Company has recorded the payment of the costs associated with this agreement of $0.9 million in prepaid expenses and other assets on the Company's condensed consolidated/combined balance sheets and amortizes the costs associated with this agreement over the estimated remaining life of the Offering.
RCS Advisory Services, LLC ("RCS Advisory") is paid compensation for services provided to the Company on behalf of the Advisor based on time and expenses incurred. Additionally, the Company entered into a $1.0 million agreement with RCS Advisory to provide transaction management services in connection with the Grace Acquisition.
The Company entered into an agreement with RCS Capital to provide strategic financial advice and assistance in connection with the Grace Acquisition, such as performing financial advisory and analysis services, due diligence and negotiation of the financial aspects of the acquisition. The Company will be charged 0.25% of the total transaction cost for these services and has accrued $2.4 million associated with this agreement for the three and nine months ended September 30, 2014 and the associated payable, which is recorded in due to affiliates on the Company's condensed consolidated/combined balance sheets.
The table below depicts related party fees and reimbursements charged by the Dealer Manager and RCS Advisory in connection with the operations of the Company for the three and nine months ended September 30, 2014 and 2013, respectively, and the associated payable as of September 30, 2014 and December 31, 2013 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,		Payable as of
	2014	2013	2014	2013	September 30, 2014	December 31, 2013
Transaction fees and expenses	$2,160	$—	$3,170	$—	$2,545	$—
Advisory and investment banking fee	115	—	345	—	—	—
Total related party fees and reimbursements	$2,275	$—	$3,515	$—
In order to increase operating cash flows and the ability to pay distributions from operating cash flows, the Advisor may elect to waive certain fees. Because the Advisor may waive certain fees, cash flow from operations that would have been paid to the Advisor may be available to pay distributions to stockholders. The fees that may be forgiven are not deferrals and accordingly, will not be paid to the Advisor. In certain instances, to improve the Company’s working capital, the Advisor may elect to absorb a portion of the Company’s general and administrative costs. No expenses were absorbed by the Advisor for the three and nine months ended September 30, 2014.
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
The Advisor at its election may also contribute capital to enhance the Company’s cash position for working capital and distribution purposes. Any contributed capital amounts are not reimbursable to the Advisor. Further, any capital contributions are made without any corresponding issuance of common or preferred shares. There were no contributions to capital from the Advisor for the three and nine months ended September 30, 2014.
Fees Paid in Connection with the Liquidation or Listing of the Company’s Real Estate Assets
The Company may pay the Advisor an annual subordinated performance fee calculated on the basis of the Company’s total return to stockholders, payable annually in arrears, such that for any year in which the Company’s total return on stockholders’ capital exceeds 6.0% per annum, the Advisor will be entitled to 15.0% of the excess total return but not to exceed 10.0% of the

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED/COMBINED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

aggregate total return for such year. This fee will be payable only upon the sale of assets, other disposition or refinancing of such assets, which results in the return on stockholders’ capital exceeding 6.0% per annum. No subordinated performance fees were incurred during the three and nine months ended September 30, 2014.
The Company may pay a brokerage commission to the Advisor on the sale of property, not to exceed the lesser of 2.0% of the contract sale price of the property and 50.0% of the total brokerage commission paid if a third-party broker is also involved; provided, however, that in no event may the real estate commissions paid to the Advisor, its affiliates and unaffiliated third parties exceed the lesser of 6.0% of the contract sales price and a reasonable, customary and competitive real estate commission, in each case, payable to the Advisor if the Advisor or its affiliates, as determined by a majority of the independent directors, provided a substantial amount of services in connection with the sale. No such fees were incurred during the three and nine months ended September 30, 2014.
The Company will pay the Special Limited Partner a subordinated participation in the net sales proceeds of the sale of real estate assets of 15.0% of the remaining net sale proceeds after return of capital contributions to investors plus payment to investors of a 6.0% cumulative, pre-tax non-compounded annual return on the capital contributed by investors. The Special Limited Partner will not be entitled to the subordinated participation in net sale proceeds unless the Company’s investors have received a 6.0% cumulative non-compounded return on their capital contributions plus the return of their capital. No such participation became due and payable during the three and nine months ended September 30, 2014.
If the common stock of the Company is listed on a national exchange, the Company will pay the Special Limited Partner a subordinated incentive listing distribution of 15.0% of the amount by which the Company’s market value plus distributions exceeds the aggregate capital contributed by investors plus an amount equal to a 6.0% cumulative, pre-tax non-compounded annual return to investors. The Special Limited Partner will not be entitled to the subordinated incentive listing fee unless investors have received a 6.0% cumulative, pre-tax non-compounded return on their capital contributions plus the return of their capital. No such distributions were incurred during the three and nine months ended September 30, 2014. Neither the Special Limited Partner nor any of its affiliates can earn both the subordination participation in the net proceeds and the subordinated incentive listing distribution.
Upon termination or non-renewal of the advisory agreement with the Advisor, with or without cause, the Special Limited Partner, through its controlling interest in the Advisor, will be entitled to receive distributions from the OP equal to 15.0% of the amount by which the sum of the Company’s market value plus distributions exceeds the sum of the aggregate capital contributed by investors plus an amount equal to a 6.0% cumulative, pre-tax, non-compounded annual return to investors. The Special Limited Partner may elect to defer its right to receive a subordinated distribution upon termination until either a listing on a national securities exchange or other liquidity event occurs. No such distributions were incurred during the three and nine months ended September 30, 2014.
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

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED/COMBINED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

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
Restricted share awards entitle the recipient to receive shares of common stock from the Company under terms that provide for vesting over a specified period of time or upon attainment of pre-established performance objectives. Such awards would typically be forfeited with respect to the unvested shares upon the termination of the recipient’s employment or other relationship with the Company. Restricted shares may not, in general, be sold or otherwise transferred until restrictions are removed and the shares have vested. Holders of restricted shares may receive cash distributions prior to the time that the restrictions on the restricted shares have lapsed. Any distributions payable in shares of common stock shall be subject to the same restrictions as the underlying restricted shares. The fair value of the shares will be expensed over the vesting period of five years. There were 6,665 and 0 restricted shares granted as of September 30, 2014 and December 31, 2013, respectively, none of which had vested. Based on a share price of $22.50, the compensation expense related to restricted stock was $6,500 and $14,500 during the three and nine months ended September 30, 2014 and is recorded in general and administrative expense in the accompanying statements of operations. There was no compensation expense related to restricted stock during the three and nine months ended September 30, 2013.
Other Share-Based Payments
The Company may issue common stock in lieu of cash to pay fees earned by the Company's directors. There were no such shares of common stock issued in lieu of cash as of September 30, 2014 and December 31, 2013, respectively.
Note 15 - Subsequent Events
The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q, and determined that there have not been any events that have occurred that would require adjustments to disclosures in the accompanying condensed consolidated financial statements except for the following transactions:
Sales of Common Stock
As of October 31, 2014, the Company had 7.5 million shares of common stock outstanding, including unvested restricted shares and shares issued under the DRIP. Total gross proceeds, net of repurchases, from these issuances were $187.3 million, including proceeds from shares issued under the DRIP. As of October 31, 2014, the aggregate value of all share issuances was $188.3 million based on a per share value of $25.00 (or $23.75 per share for shares issued under the DRIP).
Total capital raised to date, including shares issued under the DRIP, is as follows (in thousands):

Source of Capital	Inception to September 30, 2014	October 1, 2014 to October 31, 2014	Total
Common stock	$125,427	$61,834	$187,261
Distributions Paid
On October 1, 2014, the Company paid distributions of $0.6 million to stockholders of record during the month of September 2014. Approximately $0.3 million of such distributions were paid in cash, while $0.3 million was reinvested to purchase 11,111 shares under the DRIP.
Pending Acquisition
On November 11, 2014, the Company entered into an amendment and restatement of the Real Estate Sale Agreement for the Grace Acquisition (See Note 1 - Organization).

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

•
On May 23, 2014, the Company entered into a Real Estate Sale Agreement to acquire (the "Grace Acquisition") the fee simple or leasehold interests in 126 hotels (the "Portfolio") from W2007 Equity Inns Realty, LLC, W2007 Equity Inns Realty, L.P., W2007 EQI Urbana Partnership, L.P., W2007 EQI Seattle Partnership, L.P., W2007 EQI Savannah 2 Partnership, L.P., W2007 EQI Rio Rancho Partnership, L.P., W2007 EQI Orlando Partnership, L.P., W2007 EQI Orlando 2 Partnership, L.P., W2007 EQI Naperville Partnership, L.P., W2007 EQI Milford Corporation, W2007 EQI Louisville Partnership, L.P., W2007 EQI Knoxville Partnership, L.P., W2007 EQI Jacksonville Partnership I, L.P., W2007 EQI Indianapolis Partnership, L.P., W2007 EQI Houston Partnership, L.P., W2007 EQI HI Austin Partnership, L.P., W2007 EQI East Lansing Partnership, L.P., W2007 EQI Dalton Partnership, L.P., W2007 EQI College Station Partnership, L.P., W2007 EQI Carlsbad Partnership, L.P., W2007 EQI Augusta Partnership, L.P. and W2007 EQI Asheville Partnership, L.P. (collectively, the "Sellers") which are indirectly owned by one or more Whitehall Real Estate Funds, an investment arm controlled by The Goldman Sachs Group, Inc. The acquisition of the Portfolio may be delayed further or we may fail to consummate the acquisition of the Portfolio. On November 11, 2014, the Real Estate Sale Agreement was amended and restated.

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

•
We may not generate cash flows sufficient to pay our distributions to stockholders, and, as such, we may be forced to borrow at higher rates or depend on our Advisor and its affiliates to waive reimbursements of certain expenses and fees to fund our operations.

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

•
Our organizational documents permit us to pay distributions from unlimited amounts of any source. Until substantially all the proceeds from our IPO are invested, we may use proceeds from our IPO and financings to fund distributions. There are no established limits on the amounts of net proceeds and borrowings that we may use to fund such distribution payments.

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

Overview
American Realty Capital Hospitality Trust, Inc. was incorporated on July 25, 2013 as a Maryland corporation and intends to qualify as a real estate investment trust for U.S. federal income tax purposes ("REIT") beginning with the taxable year ending December 31, 2014. We were formed primarily to acquire lodging properties in the midscale limited service, extended stay, select service, upscale select service, and upper upscale full service segments within the hospitality sector. We have no limitation as to the brand of franchise or license with which our hotels will be associated. All such properties may be acquired by us alone or jointly with another party. We may also originate or acquire first mortgage loans secured by real estate and invest in other real estate-related debt. As of September 30, 2014, we have acquired interests in six hotels through fee simple, leasehold and joint venture interests (the "Barceló Portfolio").
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
Until the filing of our second quarterly financial filing with the SEC, pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act"), following the earlier to occur of (i) our acquisition of at least $2.0 billion in total investment portfolio assets or (ii) January 7, 2016, the per share purchase price in the IPO will be up to $25.00 per share (including the maximum allowed to be charged for commissions and fees) and shares issued under the DRIP will initially be equal to $23.75 per share, which is 95% of the initial per share offering price in the IPO. Thereafter, the per share purchase price will vary quarterly and will be equal to our net asset value ("NAV") per share plus applicable commissions and fees in the case of the primary offering and the per share purchase price in the DRIP will be equal to the NAV per share. On February 3, 2014, we received and accepted subscriptions in excess of the minimum offering amount of $2.0 million in Offering proceeds, broke escrow and issued shares of common stock to the initial investors who were admitted as stockholders. As of September 30, 2014, we had 5.1 million shares of stock outstanding and had received total gross proceeds from the IPO of approximately $125.4 million, including shares issued under the DRIP. As of September 30, 2014, the aggregate value of all the common stock outstanding was $126.3 million based on a per share value of $25.00 (or $23.75 for shares issued under the DRIP).
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
We have no direct employees. We have retained American Realty Capital Hospitality Advisor, LLC (the "Advisor") to manage certain aspects of our affairs on a day-to-day basis. American Realty Capital Hospitality Properties, LLC (the "Property Manager") serves as our property manager and the Property Manager has retained Crestline Hotels & Resorts, LLC (the "Sub Property Manager"), an entity under common control with the parent of American Realty Capital IX, LLC, (the "Sponsor") to provide services, including locating investments, negotiating financing and operating certain hotel assets in our portfolio. Realty Capital Securities, LLC (the "Dealer Manager"), an entity under common control with the parent of our Sponsor serves as the dealer manager of the offering. The Advisor, Special Limited Partner, Property Manager, Sub Property Manager and Dealer Manager are related parties and receive fees, distributions and other compensation for services related to the Offering and the investment and management our assets.
The results of operations for the period from January 1 to March 20, 2014 for the Barceló Portfolio (the "Predecessor") and for the period from March 21 to September 30, 2014 for us are not necessarily indicative of the results for the entire year or any subsequent interim period. Certain prior period amounts have been reclassified to conform to current period presentation.
Pending Acquisition
On May 23, 2014, we entered into a Real Estate Sale Agreement to acquire the Portfolio from the Sellers through the Grace Acquisition.

The aggregate contract purchase price for the Portfolio is approximately $1.925 billion, exclusive of closing costs and subject to certain adjustments at closing. We anticipate funding approximately $271.0 million of the purchase price with cash generated through equity raises, funding approximately $976.0 million through the assumption of existing mezzanine and mortgage indebtedness and funding approximately $227.0 million through additional mezzanine and mortgage financing. The mortgage indebtedness that we expect to assume is for $865.0 million at an interest rate of London Interbank Offered Rate ("LIBOR") plus 3.11% and the mezzanine indebtedness is for $111.0 million at an interest rate of LIBOR plus 4.77%. Both the mortgage and mezzanine indebtedness we expect to assume are secured by 106 of the 126 hotels in the Portfolio and mature on May 1, 2016, subject to three (one-year) extension rights which, if all three are exercised, result in an outside maturity date of May 1, 2019.
Consistent with the terms of the Grace Acquisition, we anticipate that the remaining $451.0 million of the contract purchase price will be satisfied by the issuance of preferred equity interests in two newly-formed Delaware limited liability companies, ARC Hospitality Portfolio I Holdco, LLC and ARC Hospitality Portfolio II Holdco, LLC, each of which will be an indirect subsidiary and an indirect owner of the Portfolio. The holders of the preferred equity interests will be entitled to monthly distributions at a rate of 7.50% per annum for the first 18 months following closing and 8.00% per annum thereafter. On liquidation, the preferred equity interests will be entitled to receive their original value (as reduced by redemptions) prior to any distributions being made to us or our shareholders. After the earlier to occur of either (i) the date of repayment in full of our currently outstanding unsecured obligations in the original principal amount of approximately $63.1 million, which represents the Barceló Acquisition Promissory Note (See Note 7 - Promissory Notes Payable), or (ii) the date the gross amount of IPO proceeds received by us after the closing of the Grace Acquisition exceeds $100.0 million (reduced from $150.0 million through a side letter related to the Real Estate Sale Agreement dated August 22, 2014), we will be required to use 35.0% of any IPO proceeds to redeem the preferred equity interests at par, up to a maximum of $350.0 million for any 12-month period. We will also be required, in certain circumstances, to apply debt proceeds to redeem the preferred equity interests at par. As of the end of the third year following the closing of the Grace Acquisition, we will be required to have redeemed 50.0% of the preferred equity interests, and as of the end of the fourth year following the closing of the Grace Acquisition, we will be required to redeem 100.0% of the preferred equity interests remaining outstanding at such time. In addition, we will have the right, at our option, to redeem the preferred equity interests, in whole or in part, at any time at par. The holders of the preferred equity interests will have certain customary consent rights over our actions relating to the Portfolio. If we are unable to satisfy the redemptions requirements, the holders of the preferred equity interests will have certain rights, including the ability to assume control of the operations of the Portfolio. Due to the fact that the preferred equity interests will be mandatorily redeemable and certain of their other characteristics, the preferred equity interests will be treated as debt in accordance with accounting principles generally accepted in the United States of America ("GAAP").
Pursuant to the terms of the Grace Acquisition, our obligation to consummate the acquisition of the Portfolio is subject to certain customary closing conditions. Among these customary conditions, we must enter into replacement franchise agreements for each hotel and we must obtain the consent of certain ground lessors for certain hotels. We were required to make a $50.0 million earnest money deposit, with an additional $25.0 million due if the we exercised our right to extend the closing of the acquisition to December 15, 2014. This right was exercised on July 21, 2014 through an amendment to the Real Estate Sale Agreement and the additional $25.0 million supplemental earnest money deposit was funded on September 19, 2014.
On November 11, 2014, the Real Estate Sale Agreement was amended and restated to incorporate all amendments made to that date (the "Amended Purchase Agreement"). The Amended Purchase Agreement reduces the size of the acquisition of the fee simple or leasehold interests to 116 hotels for an aggregate purchase price of $1.808 billion and changes the scheduled close date to February 27, 2015.

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
The Predecessor represents hospitality assets and operations owned by Barceló Crestline Corporation and its consolidated subsidiaries ("BCC"), which historically have been maintained in various legal entities. Historically, financial statements have not been prepared for the Predecessor as a discrete stand-alone entity. The accompanying condensed consolidated/combined financial statements for the Predecessor as of December 31, 2013, for the period from January 1 to March 20, 2014 and for the three and six months ended June 30, 2013 have been derived from the historical accounting records of BCC and reflect the assets, liabilities, equity, revenue and expenses directly attributable to the Predecessor, as well as allocations deemed reasonable by management, to present the combined financial position, results of operations, changes in equity, and cash flows of the Predecessor on a stand-alone basis. The accompanying condensed consolidated/combined financial statements for the Predecessor have been prepared in conformity with the audited financial statements of the Predecessor as of and for the year ended December 31, 2013. Included in the accompanying condensed consolidated/combined statement of operations for the period from March 21 to September 30, 2014 is $0.2 million of costs related to us for the period from January 1 to March 20, 2014. No costs related to us for the period from January 1 to March 20, 2014 were included in the condensed consolidated statement of operations for the three months ended September 30, 2014.
Real Estate Investments
We allocate the purchase price of properties acquired in real estate investments to tangible and identifiable intangible assets acquired based on their respective fair values at the date of acquisition. Tangible assets include land, land improvements, buildings and fixtures. We utilize various estimates, processes and information to determine the property value. Estimates of value are made using customary methods, including data from appraisals, comparable sales, discounted cash flow analysis and other methods. Amounts allocated to land, land improvements, buildings and fixtures are based on purchase price allocation studies performed by independent third parties or our analysis of comparable properties in our portfolio. Identifiable intangible assets and liabilities, as applicable, are typically related to contracts, including operating lease agreements, ground lease agreements and hotel management agreements, which will be recorded at fair value.
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
Investments in real estate that are not considered to be business combinations and are recorded at cost. Improvements and replacements are capitalized when they extend the useful life of the asset. Costs of repairs and maintenance are expensed as incurred. Depreciation of our assets is computed using the straight-line method over the estimated useful lives of up to 40 years for buildings, 15 years for land improvements, five years for fixtures and the shorter of the useful life or the lease term for leasehold interests.
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
Income Taxes
We intend to elect and qualify to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code commencing with its tax year ending December 31, 2014. In order to qualify as a REIT, we must annually distribute to our stockholders 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding net capital gain, and must comply with various other organizational and operational requirements. If we qualify for taxation as a REIT, we generally will not be subject to federal corporate income tax on that portion of our REIT taxable income that we distribute to our stockholders and complies with various other organizational and operational requirements applicable to it as a REIT. Even if we qualify for taxation as a REIT, it may be subject to certain state and local taxes on its income, property tax and federal income and excise taxes on its undistributed income. Our hotels are leased to a taxable REIT subsidiary ("TRS") which is a wholly owned subsidiary of the OP. The TRS is subject to federal, state and local income taxes.
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
Results of Operations
The results of operations for the accompanying condensed consolidated/combined financial statements discussed below include the results for the three months ended September 30, 2014, the combined results for us and the Predecessor for the nine months ended September 30, 2014 and the results of the Predecessor for the three and nine months ended September 30, 2013. The cash flows for the accompanying condensed consolidated/combined financial statements discussed below include only the results for the period from March 21 to September 30, 2014 and the results for the Predecessor for the nine months ended September 30, 2013.
Our hotels consist of (i) three wholly owned hotel assets, the Baltimore Courtyard Inner Harbor Hotel (the "Baltimore Courtyard"), the Courtyard Providence Downtown Hotel (the "Providence Courtyard") and the Homewood Suites by Hilton Stratford (the "Stratford Homewood Suites"); (ii) one leased asset, the Georgia Tech Hotel & Conference Center (the "Georgia Tech Hotel"); and (iii) equity interests in two joint ventures that each own one hotel, the Westin Virginia Beach Town Center (the "Westin Virginia Beach") and the Hilton Garden Inn Blacksburg.
Comparison of the Three Months Ended September 30, 2014 to the Three Months Ended September 30, 2013
Room revenues for the portfolio were $9.0 million for the three months ended September 30, 2014, compared to room revenues of $8.4 million for the three months ended September 30, 2013. As room revenues makes up approximately three-quarters of the portfolio’s revenues, revenue results are highly dependent on maintaining and improving Occ and ADR, which will then impact RevPAR. RevPAR for the portfolio increased 8.9% year-over-year for the three months ended September 30, 2014 and 2.3% for the three months ended September 30, 2013. The RevPAR growth rates reflect the percentage change from the same quarter in the prior year’s results.

Occ, ADR and RevPAR results are presented in the following tables to reflect certain operating information for the portfolio.

	Three Months Ended
Total Portfolio	September 30, 2014	September 30, 2013
Number of rooms	1,181	1,181
Occ	82.2%	77.1%
ADR	$148.03	$144.96
RevPAR	$121.66	$111.71
RevPAR growth rate	8.9%	2.3%

	Three Months Ended
Consolidated Assets	September 30, 2014	September 30, 2013
Number of rooms	556	556
Occ	83.8%	81.2%
ADR	$152.54	$151.71
RevPAR	$127.76	$123.20
RevPAR growth rate	3.7%	7.5%

	Three Months Ended
Unconsolidated Joint Ventures	September 30, 2014	September 30, 2013
Number of rooms	373	373
Occ	85.2%	78.3%
ADR	$145.76	$140.51
RevPAR	$124.25	$110.00
RevPAR growth rate	13.0%	0.9%

	Three Months Ended
Leasehold Interest	September 30, 2014	September 30, 2013
Number of rooms	252	252
Occ	74.2%	66.1%
ADR	$140.65	$134.45
RevPAR	$104.35	$88.87
RevPAR growth rate	17.4%	(8.7)%
The RevPAR growth rates for the three months ended September 30, 2014 compared to the three months ended September 30, 2013 is mainly the result of the growth in the hotels’ occupancy, which occurred primarily at the Georgia Tech Hotel as a result of the efforts of the Sub Property Manager to improve the operations of the hotel which included appointing a new hotel general manager and at the Westin Virginia Beach and Baltimore Courtyard as a result of increased occupancy and ADR in their respective markets.
Other non-room operating revenues for the portfolio include food and beverage (13.6% and 13.0% of total revenues for the three months ended September 30, 2014 and 2013, respectively) and other ancillary revenues such as conference center, market, parking, telephone and cancellation fees (7.8% and 6.7% of total revenues for the three months ended September 30, 2014 and 2013, respectively). The increase compared to 2013 is primarily driven by higher occupancy and group related revenue at the Georgia Tech Hotel and a focus on improving food and beverage revenues at the Westin Virginia Beach.
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

Hotel operating expenses increased for three months ended September 30, 2014 compared to the three months ended September 30, 2013 mainly due to increased room and other property-level expenses at the hotels as a result of higher occupancy and higher rent at the Georgia Tech Hotel due to the hotel meeting performance targets.
Comparison of the Nine Months Ended September 30, 2014 to the Nine Months Ended September 30, 2013
Room revenues for the portfolio were $24.5 million for the nine months ended September 30, 2014, compared to room revenues of $23.3 million for the nine months ended September 30, 2013. RevPAR for the total portfolio increased 5.4% year-over-year for the nine months ended September 30, 2014 and 2.4% for the nine months ended September 30, 2013. The RevPAR growth rates reflect the percentage change from the same nine month period in the prior year’s results.
Occ, ADR and RevPAR results are presented in the following tables to reflect certain operating information for the portfolio.

	Nine Months Ended
Total Portfolio	September 30, 2014	September 30, 2013
Number of rooms	1,181	1,181
Occ	75.8%	73.1%
ADR	$141.30	$138.86
RevPAR	$107.10	$101.57
RevPAR growth rate	5.4%	2.4%

	Nine Months Ended
Consolidated Assets	September 30, 2014	September 30, 2013
Number of rooms	556	556
Occ	76.7%	76.3%
ADR	$148.30	$145.83
RevPAR	$113.82	$111.28
RevPAR growth rate	2.3%	6.2%

	Nine Months Ended
Unconsolidated Joint Ventures	September 30, 2014	September 30, 2013
Number of rooms	373	373
Occ	74.8%	72.3%
ADR	$131.69	$128.05
RevPAR	$98.47	$92.53
RevPAR growth rate	6.4%	1.1%

	Nine Months Ended
Leasehold Interest	September 30, 2014	September 30, 2013
Number of rooms	252	252
Occ	75.2%	67.5%
ADR	$139.65	$138.60
RevPAR	$105.06	$93.53
RevPAR growth rate	12.3%	(4.6)%
The RevPAR growth rates for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 is the result of the growth in the hotels’ ADR and occupancy, particularly at the Baltimore Courtyard due to now completed renovations to the lobby and improvements to the restaurant and bar and higher occupancy overall in the Baltimore market. These renovations also resulted in a lower occupancy at the hotel in 2013. Also contributing to the higher RevPAR was an increase in occupancy at the Georgia Tech Hotel as a result of higher occupancy overall in the Atlanta market and the efforts of the Sub Property Manager to improve the operations of the hotel which included appointing a new hotel general manager. Occupancy also increased at the Westin Virginia Beach primarily as a result of an increase in occupancy in the Virginia Beach market. These increases were offset by a decrease in RevPAR at Stratford Homewood Suites which had a higher occupancy than normal in the first quarter of 2013 as a result of people displaced from their homes by Hurricane Sandy.
Other non-room operating revenues for the portfolio include food and beverage (15.8% and 15.0% of total revenues for the nine months ended September 30, 2014 and 2013, respectively) and other ancillary revenues such as conference center, market, parking, telephone and cancellation fees (8.7% and 7.7% of total revenues for the nine months ended September 30, 2014 and 2013, respectively). The increase compared to 2013 is primarily driven by higher occupancy and group related revenue at the Georgia Tech Hotel.
Hotel operating expenses increased slightly for nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 mainly due to increased room and other property-level expenses at the Baltimore Courtyard and Georgia Tech Hotel as a result of higher occupancy.
Cash Flows for the Period from March 21 to September 30, 2014
Net cash used in operating activities for the period from March 21 to September 30, 2014 was $3.0 million. Cash outflows were primarily driven by a net loss of $8.9 million, which was, in turn, largely the result of the amount of transaction fees related to the acquisition of the Barceló Portfolio, equity in gains of unconsolidated entities of $2.6 million primarily from the debt forgiveness at the Westin Virginia Beach and an increase in prepaid expenses and other assets of $2.9 million as a result of increased accounts receivable at the hotels due to higher occupancy at September 30, 2014 and prepaid acquisition expenses for the Grace Acquisition. These were offset by amortization and depreciation of $1.9 million, an increase in due to affiliates of $2.8 million related to services provided to us related to the Grace Transaction and fees related to the acquisition of the Barceló Portfolio, and an increase in accounts payable and accrued expenses of $6.1 million related to the deferred payment and contingent consideration on the acquisition of the initial hotel interests and the tax liability resulting from the forgiveness of debt at the Westin Virginia Beach.
Net cash used in investing activities for the period from March 21 to September 30, 2014 was $120.0 million. Cash outflows were primarily driven by the acquisition of the hotel assets for $41.4 million, the deposit on the Grace Acquisition of $75.0 million, an increase in restricted cash of $2.2 million related to the new mortgage note payable and $1.4 million of improvements at the properties, primarily due to renovations at the Stratford Homewood Suites.
Net cash provided by financing activities for the period from March 21 to September 30, 2014 was $157.9 million. Cash inflows were primarily driven by proceeds from the mortgage note payable of $45.5 million and proceeds from the issuance of common stock of $123.2 million. These were offset by the payment of offering costs of $13.0 million and the payment of deferred financing fees of $1.7 million. During the period from March 21 to September 30, 2014, we received proceeds of $40.5 million from an affiliate note payable to fund the deposit on the Grace Acquisition which was then repaid in full.
Cash Flows for the Predecessor for the Nine Months Ended September 30, 2013
Net cash provided by operating activities for the nine months ended September 30, 2013 was $4.2 million. Cash inflows were primarily driven by depreciation and amortization of $3.8 million and an increase in accounts payable and accrued expenses of $0.7 million, offset by a decrease in prepaid expenses and other assets of $0.8 million.
Net cash used in investing activities for the nine months ended September 30, 2013 was $3.8 million. Cash outflows primarily were driven by the purchases of property and equipment related to renovations at the Baltimore Courtyard of $3.4 million and an increase in restricted cash of $0.4 million.

Net cash provided by financing activities for the nine months ended September 30, 2013 was $1.1 million. Cash inflows were primarily driven by contributions from the members of $0.2 million and proceeds from the mortgage note payable of $3.4 million which was used to pay for the Baltimore Courtyard renovations. These were offset by distributions to members of $2.3 million and $0.3 million of repayments of the mortgage note payable.
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
On February 3, 2014, we had raised proceeds sufficient to break escrow in connection with our offering. We received and accepted aggregate subscriptions in excess of the $2.0 million minimum and issued shares of common stock to our initial investors who were simultaneously admitted as stockholders. We expect to continue to raise capital through the sale of our common stock and to utilize the net proceeds from the sale of our common stock and proceeds from secured financings to complete future property acquisitions. We purchased our first properties and commenced our real estate operation on March 21, 2014. As of September 30, 2014, we owned the Barceló Portfolio through fee simple, leasehold and joint venture interests with an aggregate purchase price of approximately $112.0 million. As of September 30, 2014, we had 5.1 million shares of common stock outstanding, including share issued under the DRIP for total gross proceeds of $125.4 million since the date of inception.
As of September 30, 2014, we had cash of $34.8 million. Our principal demands for cash are for acquisition costs, including the portion of the purchase price in the Grace Acquisition we expect to cover with cash generated through the Offering, the purchase price of any properties, loans and securities we acquire, improvement costs, the payment of our operating and administrative expenses, continuing debt service obligations and distributions to our stockholders. Management expects that in the future, as our portfolio matures, our properties will cover operating expenses and the payment of our monthly distribution.
There can be no assurance that the proceeds received in connection with this Offering will be sufficient to cover the portion of the purchase price in the Grace Acquisition we expect to cover with cash generated through the Offering. If the proceeds received by February 27, 2015, the date on which the closing is currently scheduled to occur, are not sufficient, we may need to seek alternative financing to cover a portion of the purchase price. There can be no assurance that we would be able to obtain such alternative financing on reasonable terms or at all and, as a result, may not be able to consummate the acquisition of the Portfolio which could result, among other potential adverse consequences, in the forfeiture of the $75.0 million in earnest money we have already deposited. See "Risk Factors - The acquisition of the Portfolio may be delayed or we may fail to consummate the acquisition of the Portfolio, which could have a material adverse impact on our financial condition and results of operations" under Item 1A in this Quarterly Report on Form 10-Q.
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
We have incurred $15.8 million of organization and offering costs from July 25, 2013 (the date of inception) through September 30, 2014, of which $0.3 million is in accounts payable and accrued expenses and $1.7 million is in due to affiliates as of September 30, 2014. Through the date of this filing, our Advisor has advanced $3.2 million to us which we have used to pay acquisition and financing fees and third-party organization and offering costs. As described in the notes to the financial statements contained within this Quarterly Report on Form 10-Q, we may reimburse our Advisor for such advances and future offering costs it or any of its affiliates may incur on our behalf but only to the extent that the reimbursement would not exceed 2.0% of gross offering proceeds over the life of the offering or cause the selling commissions, the dealer manager fee and the other organization and offering expenses borne by us to exceed 15.0% of gross offering proceeds as of the date of the reimbursement. We have acquired, and intend to continue acquiring our assets with cash and mortgage or other debt, but we also may acquire assets free and clear of permanent mortgage or other indebtedness by paying the entire purchase price for the asset in cash or in OP Units.
We use debt financing as a source of capital. Under our charter, the maximum amount of our total indebtedness shall not exceed 300% of our total "net assets" (as defined in our charter) as of the date of any borrowing, which is generally expected to be approximately 75% of the cost of our investments; however, we may exceed that limit if such excess is approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for exceeding such limit. This charter limitation, however, does not apply to individual real estate assets or investments. In addition, it is currently our intention to limit our aggregate borrowings to 60% of the aggregate fair market value of our assets (calculated after the close of our IPO and once we have invested substantially all the proceeds of our offering), unless borrowing a greater amount is approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for borrowing such a greater amount. This limitation, however, does not apply to individual real estate assets or investments. At the date of acquisition of each asset, we anticipate that the cost of investment for such asset will be substantially similar to its fair market value, which will enable us to satisfy the requirements under our charter. However, subsequent events, including changes in the fair market value of our assets, could result in our exceeding these limits. As of September 30, 2014, we had a secured mortgage note payable of $45.5 million and promissory notes payable of $64.8 million.
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
We anticipate that adequate cash will be generated from operations to fund our operating and administrative expenses, continuing debt service obligations and the payment of distributions. However, our ability to finance our operations is subject to some uncertainties. Our ability to generate working capital is dependent on our ability to attract and retain hotel brands and the economic and business environments of the various markets in which our properties are located. Our ability to sell our assets is partially dependent upon the state of real estate markets and the ability of purchasers to obtain financing at reasonable commercial rates. In general, our policy will be to pay distributions from cash flow from operations. However, if we have not generated sufficient cash flow from our operations and other sources, such as from borrowings, advances from our Advisor, our Advisor’s deferral, suspension and/or waiver of its fees and expense reimbursements, to fund distributions, we may use and have used the Offering proceeds. As of September 30, 2014, 7.7% of the cash distributions paid since the commencement of the Offering have been paid from Offering proceeds. Moreover, our board of directors may change this policy, in its sole discretion, at any time.
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
We define FFO, a non-GAAP measure, consistent with the standards established by the White Paper on FFO approved by the Board of Governors of NAREIT, as revised in February 2004 (the "White Paper"). The White Paper defines FFO as net income or loss computed in accordance with GAAP, excluding gains or losses from sales of real estate and asset impairment write downs, plus real estate-related depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO. Our FFO calculation complies with NAREIT’s policy described above.
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
Our MFFO calculation complies with the IPA’s Practice Guideline described above. In calculating MFFO, we exclude acquisition related expenses, fair value adjustments of derivative financial instruments and the adjustments of such items related to noncontrolling interests. Under GAAP, acquisition fees and expenses are characterized as operating expenses in determining operating net income. These expenses are paid in cash and therefore such funds will not be available to distribute to investors. All paid and accrued acquisition fees and expenses negatively impact our operating performance during the period in which properties are acquired and will have negative effects on returns to investors, the potential for future distributions, and cash flows generated, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to such property. Therefore, MFFO may not be an accurate indicator of our operating performance, especially during periods in which properties are being acquired. MFFO that excludes such costs and expenses would only be comparable to non-listed REITs that have completed their acquisition activities and have similar operating characteristics. Further, under GAAP, certain contemplated non-cash fair value and other non-cash adjustments are considered operating non-cash adjustments to net income in determining cash flow from operating activities. In addition, we view fair value adjustments of derivatives as items which are unrealized and may not ultimately be realized. We view both gains and losses from dispositions of assets and fair value adjustments of derivatives as items which are not reflective of on-going operations and are therefore typically adjusted for when assessing operating performance and calculating MFFO. While we are responsible for managing interest rate, hedge and foreign exchange risk, we will retain an outside consultant to review all our hedging agreements. Inasmuch as interest rate hedges are not a fundamental part of our operations, we believe it is appropriate to exclude such gains and losses in calculating MFFO, as such gains and losses are not reflective of on-going operations. The purchase of properties, and the corresponding expenses associated with that process, is a key operational feature of our business plan to generate operational income and cash flows in order to make distributions to investors. Acquisition fees and expenses will not be reimbursed by our Advisor if there are no further proceeds from the sale of shares in our offering, and therefore such fees and expenses may need to be paid from either additional debt, operational earnings or cash flows, net proceeds from the sale of properties or from ancillary cash flows.
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

Presentation of this information is intended to provide useful information to investors as they compare the operating performance of different REITs, although it should be noted that not all REITs calculate FFO and MFFO the same way, so comparisons with other REITs may not be meaningful. Furthermore, FFO and MFFO are not indicative of cash flow available to fund cash needs and should not be considered as an alternative to net income (loss) or income (loss) from continuing operations as an indication of our performance, as an alternative to cash flows from operations, as an indication of our liquidity, or indicative of funds available to fund our cash needs including our ability to make distributions to our stockholders. FFO and MFFO should be reviewed in conjunction with other GAAP measurements as an indication of our performance. MFFO has limitations as a performance measure in an offering such as our Offering (unless and until we calculate NAV prior to the close of our Offering) where the price of a share of common stock is a stated value and there is no net asset value determination during the offering stage and for a period thereafter. MFFO is useful in assisting management and investors in assessing the sustainability of operating performance in future operating periods, and in particular, after the offering and acquisition stages are complete and net asset value is disclosed. FFO and MFFO are not useful measures in evaluating net asset value because impairments are taken into account in determining net asset value but not in determining FFO or MFFO.
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
The table below reflects the items deducted or added to net loss in our calculation of FFO and MFFO for the three months ended September 30, 2014 and for the period from March 21 to September 30, 2014 (in thousands):

	For the Three Months Ended September 30, 2014	For the Period from March 21 to September 30, 2014
Net loss (in accordance with GAAP)	$(3,549)	$(8,913)
Depreciation and amortization	907	1,919
Depreciation and amortization of unconsolidated entities (1)	112	238
FFO	(2,530)	(6,756)
Acquisition fees and expenses (2)	2,965	7,610
Amortization of leasehold (3)	110	234
Gain on extinguishment of debt of unconsolidated entity (4)	—	(2,296)
MFFO	$545	$(1,208)
__________________________________________________________________________

(1) By excluding our pro rata share of the depreciation and amortization of unconsolidated entities, management believes FFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management's analysis of the investing and operating performance of our investments. The exclusion of depreciation and amortization of unconsolidated entities as an add back to FFO was not reported in prior periods but has been included for the three months ended September 30, 2014 and for the period from March 21 to September 30, 2014 based on industry practice.
(2) In evaluating investments in real estate, management differentiates the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for non-listed REITs that have completed their acquisition activity and have other similar operating characteristics. By excluding expensed acquisition costs, management believes MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management's analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments to our Advisor or third parties. Acquisition fees and expenses under GAAP are considered operating expenses and as expenses included in the determination of net income and income from continuing operations, both of which are performance measures under GAAP. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to the property.
(3) By excluding amortization of the below-market lease, management believes MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management's analysis of the operating performance of our operating lease, which is below-market. Amortization of the below-market lease under GAAP is amortized to rent expense which is included in the determination of net income and income from continuing operations, both of which are performance measures under GAAP.
(4) By excluding expensed the gain on extinguishment of debt of an unconsolidated entity, management believes MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management's analysis of the continuing operating performance of our investment.

Distributions
On February 3, 2014, our board of directors declared distributions payable to stockholders of record each day during the applicable month at a rate equal to $0.00465753425 per day, or $1.70 per annum, per share of common stock. The first distribution was paid in May 2014 to record holders in April 2014. The distributions are payable by the 5th day following each month end to stockholders of record at the close of business each day during the prior month.
The below table shows the distributions paid on shares outstanding during the nine months ended September 30, 2014 (in thousands).

Payment Date	Weighted Average Shares Outstanding (1)	Amount Paid in Cash	Amount Issued under DRIP
January 2, 2014	—	$—	$—
February 3, 2014	9	—	—
March 3, 2014	49	—	—
April 1, 2014	69	—	—
May 1, 2014	99	21	5
June 2, 2014	159	41	15
July 2, 2014	235	61	31
August 1, 2014	413	141	83
September 2, 2014	707	236	167
Total		$500	$301
_____________________________________________________________________
(1) Represents the weighted average shares outstanding for the period related to the respective payment date.
The following table shows the sources for the payment of distributions to common stockholders for the periods presented (in thousands)(1):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013
Distributions:
Cash distributions paid	$438		$—		$500		$—
Distributions reinvested	281		—		301		—
Total distributions	$719		$—		$801		$—
Source of distribution coverage:
Cash flows provided by operations	$438	60.9%	$—	—%	$438	54.7%	$—	—%
Proceeds from issuance of common stock	—	—%	—	—%	62	7.7%	—	—%
Common stock issued under DRIP	281	39.1%	—	—%	301	37.6%	—	—%
Total sources of distributions	$719	100.0%	$—	—%	$801	100.0%	$—	—%
Cash flows provided by (used in) operations (GAAP)	$853		$—		$(3,033)		$—
Net loss (GAAP)	$(3,549)		$—		$(8,913)		$—
______________________________________________________________________________________________
(1) The results for the Predecessor were not included in the above table as these results would not impact the sources of distributions.

The following table compares cumulative distributions paid to cumulative net income (in accordance with GAAP) for the period from July 25, 2013 (date of inception) through September 30, 2014 (in thousands)(1):

For the Period from July 25, 2013 (date of inception) to
September 30, 2014
Distributions paid:
Common stockholders in cash	$500
Common stockholders pursuant to DRIP	301
Total distributions paid	$801

Reconciliation of net loss:
Revenues	$24,167
Acquisition and transaction related	(7,610)
Depreciation and amortization	(1,919)
Other operating expenses	(18,958)
Other non-operating expenses	(3,231)
Income tax	(1,368)
Net loss (in accordance with GAAP)	$(8,919)

Cash flows used in operations	$(3,034)
FFO	$(6,762)
___________________________________________________________________________
(1) The results for the Predecessor were not included in the above table as these results would not impact the sources of distributions.

For the nine months ended September 30, 2014, cash flows provided by operations covered 54.7% of our distributions, calculated in accordance with GAAP. As shown in the table above, we funded distributions with cash flows provided by operations, proceeds from our IPO and proceeds from our IPO which were reinvested in common stock issued pursuant to our DRIP. To the extent we pay distributions in excess of cash flows provided by operations, your investment may be adversely impacted. Since inception, our cumulative distributions have exceeded our cumulative FFO. See "Risk Factors -Distributions paid from sources other than our cash flows from operations, particularly from proceeds of our IPO, will result in us having fewer funds available for the acquisition of properties and other real estate-related investments and may dilute your interests in us, which may adversely affect our ability to fund future distributions with cash flows from operations and may adversely affect your overall return." under Item 1A in this Quarterly Report on Form 10-Q.
Contractual Obligations
We have the following contractual obligations as of September 30, 2014:
Debt Obligations:
The following is a summary of our mortgage note payable obligation as of September 30, 2014 (in thousands):

	Total	October 1, 2014 - December 31, 2014	2015-2017	2018	Thereafter
Principal payments due on mortgage note payable	$45,500	$—	$—	$—	$45,500
Interest payments due on mortgage note payable	9,092	495	5,956	1,984	657
Total	$54,592	$495	$5,956	$1,984	$46,157
Interest payments due on our mortgage note payable are held in a restricted depository account at the lender during the month prior to being due to the lender.
The following is a summary of our promissory notes payable obligations as of September 30, 2014 (in thousands):

	Total	October 1, 2014 - December 31, 2014	2015-2017	2018	Thereafter
Principal payments due on promissory notes payable (1)	$64,849	$—	$63,074	$—	$1,775
Interest payments due on promissory notes payable (1)	1,824	727	982	81	34
Total	$66,673	$727	$64,056	$81	$1,809
_________________________________________________________________________
(1) The promissory notes for the acquisition of the Barceló Portfolio (the "Barceló Promissory Note") originally consisted of the Portfolio Owned Assets and Joint Venture Assets promissory notes which had a maturity date of within ten business days upon the Company raising equal to or greater than $150.0 million in common equity from the Offering. During the three months ended September 30, 2014, the Company entered into an amendment to the Portfolio Owned Assets and Joint Venture Assets promissory notes whereby the promissory notes were combined into one note with an outstanding principal amount of $63.1 million. The maturity date of the Barceló Portfolio promissory notes is within ten business days upon our company raising equal to or greater than $70.0 million in gross proceeds from the Offering in common equity from the Offering after the closing of the Grace Acquisition. There are no principal payments under the Barceló Promissory Note payable for 2014 and 2015, unless the contingent payment feature above is satisfied by raising equal to or greater than $70.0 million in common equity from the Offering after the closing of the Grace Acquisition or if the Grace Acquisition has not closed by March 31, 2015 and the we have raised equal to or greater than $150.0 million in common equity from the Offering resulting in the contingent payment feature being satisfied under the Portfolio Owned Assets and Joint Venture Assets promissory notes. We anticipate the full principal repayment will occur by the end of the first quarter of 2015.
Lease Obligations:
The following table reflects the minimum base rental cash payments due from us over the next five years and thereafter for our lease arrangements as of September 30, 2014 (in thousands):

	Total	October 1, 2014 - December 31, 2014	2015-2017	2018	Thereafter
Lease payments due on Georgia Tech Hotel lease	$83,233	$1,100	$13,200	$4,400	$64,533
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
As of September 30, 2014, our debt included a fixed-rate secured mortgage financing, with a carrying value and fair value of $45.5 million and $45.0 million, respectively, and fixed-rate promissory note financing, with a carrying value and fair value of $64.8 million. Changes in market interest rates on our fixed-rate debt impact the fair value of the notes, but they have no impact on interest incurred or cash flow. For instance, if interest rates rise 100 basis points and our fixed rate debt balance remains constant, we expect the fair value of our obligation to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our fixed–rate debt assumes an immediate 100 basis point move in interest rates from their September 30, 2014 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed-rate mortgage debt by $1.8 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate mortgage debt by $1.9 million.
These amounts were determined by considering the impact of hypothetical interest rate changes on our borrowing costs, and, assuming no other changes in our capital structure. As the information presented above includes only those exposures that existed as of September 30, 2014, it does not consider exposures or positions arising after that date. The information represented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
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
No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings.
We are not a party to any material pending legal proceedings.
Item 1A. Risk Factors.
There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the period from July 25, 2013 (date of inception) to December 31, 2013, except as set forth below.
Recent disclosures made by American Realty Capital Properties, Inc., or ARCP, an entity previously sponsored by the parent of our sponsor, regarding certain accounting errors have led to the temporary suspension of selling agreements by certain soliciting dealers.
ARCP recently filed a Form 8-K announcing that its audit committee had concluded that the previously issued financial statements and other financial information contained in certain public filings should no longer be relied upon as a result of certain accounting errors that were identified but intentionally not corrected, and other AFFO and financial statement errors that were intentionally made. These accounting errors resulted in the resignations of ARCP’s former chief financial officer and its former chief accounting officer. ARCP has initiated an investigation into these matters that is ongoing, no assurance can be made regarding the outcome of the investigation. ARCP’s former chief financial officer is one of the non-controlling owners of the parent of our sponsor, but does not have a role in the management of our sponsor’s or our business.
As a result of this announcement, a number of broker-dealer firms that had been participating in the distribution of offerings of public, non-listed REITs sponsored directly or indirectly by the parent of our sponsor have temporarily suspended their participation in the distribution of those offerings, including ours. These temporary suspensions, as well as any future suspensions, could have a material adverse effect on our ability to raise additional capital. We cannot predict the length of time these temporary suspensions will continue, or whether such soliciting dealers will reinstate their participation in the distribution of our offering. In addition, future announcements by ARCP with respect to its ongoing investigation may have an adverse effect on our ability to raise capital. If we are unable to raise substantial funds, we will be limited in the number and type of investments we may make and the value of your investment in us will fluctuate with the performance of the specific properties we acquire.
As a result of the additional indebtedness incurred to consummate the acquisition of the Portfolio, we may experience a potential material adverse effect on our financial condition and results of operations.
The consummation of the acquisition of the Portfolio is not subject to a financing condition. We plan to fund the purchase price through a combination of cash on-hand, assumption of existing mezzanine and mortgage indebtedness, new mezzanine and mortgage financing, and issuance of preferred equity interests in two newly formed limited liability companies. Upon closing the acquisition of the Portfolio, our borrowings may exceed 300% of our total “net assets” (as defined in our charter). On May 20, 2014, a majority of our independent directors resolved to waive the total portfolio leverage following closing of the acquisition of the Portfolio should such total portfolio leverage exceed 300% of our total “net assets” (as defined in our charter). Because we intend to repay the borrowings with all available offering proceeds following the acquisition of the Portfolio in order to reduce our borrowings to our intended limit, our ability to make distributions may be limited until such repayments have been made.
Our incurrence of new indebtedness and issuance of preferred equity interests could also have adverse consequences on our business, such as:

•
requiring us to use a substantial portion of our cash flow from operations to service our indebtedness and pay distributions on preferred equity interests, which would reduce the available cash flow to fund working capital, capital expenditures, development projects and other general corporate purposes and reduce cash for distributions;

•	limiting our ability to obtain additional financing to fund our working capital needs, acquisitions, capital expenditures or other debt service requirements or for other purposes;
•increasing the costs of incurring additional debt;
•increasing our exposure to floating interest rates;

•	limiting our ability to compete with other companies that are not as highly leveraged, as we may be less capable of responding to adverse economic and industry conditions;
•restricting us from making strategic acquisitions, developing properties or exploiting business opportunities;

•
restricting the way in which we conduct our business because of financial and operating covenants in the agreements governing our existing and future indebtedness and consent rights the holders of the preferred equity interests will have over actions by us relating to the Portfolio;

•
exposing us to potential events of default (if not cured or waived) under covenants contained in our debt instruments that could have a material adverse effect on our business, financial condition and operating results;

•increasing our vulnerability to a downturn in general economic conditions; and
•limiting our ability to react to changing market conditions in our industry.
The impact of any of these potential adverse consequences could have a material adverse effect on our results of operations, financial condition and liquidity.
The acquisition of the Portfolio may be delayed or we may fail to consummate the acquisition of the Portfolio, which could have a material adverse impact on our financial condition and results of operations.
The acquisition of the Portfolio is subject to a number of conditions which, if not satisfied or waived, would adversely impact our ability to complete the transaction, and unexpected delays in the consummation of the transaction could impact our ability to timely achieve benefits associated with the transaction.
The acquisition of the Portfolio is subject to certain closing conditions, including, among other things, assumption by us of existing mortgage and mezzanine debt (or alternative financing to replace it), entering into replacement franchise agreements for each hotel in the portfolio and obtaining the consent of certain ground lessors for certain hotels in the portfolio. There can be no assurance that any condition to the closing of the transaction will be satisfied or waived, if permitted, or that any event, development or change will not occur prior to the consummation of the acquisition of the Portfolio that would prevent us from completing the transaction, including, without limitation, litigation affecting the Portfolio. Therefore, there can be no assurance with respect to the timing of the closing of the transaction or whether the transaction will be completed on the currently contemplated terms, other terms or at all.
In addition, we anticipate funding a portion of the purchase price of the Portfolio with proceeds received from our Offering. There can be no assurance that the proceeds received in connection with our Offering will be sufficient to fund such portion of the purchase price. Temporary suspensions, as well as any future suspensions, of sales of our common stock by broker-dealer firms that had been participating in the distribution of our Offering could have a material adverse effect on our ability to raise the additional capital we require to fund a portion of the purchase price at the closing of the Grace Acquisition and for other purposes. See “- Recent disclosures made by American Realty Capital Properties, Inc., or ARCP, an entity previously sponsored by the parent of our sponsor, regarding certain accounting errors have led to the temporary suspension of selling agreements by certain soliciting dealers.” If the proceeds received by February 27, 2015, the latest date on which the closing is permitted to occur under the Real Estate Sale Agreement, are not sufficient, we may need to seek alternative financing to cover a portion of the purchase price. There can be no assurance that we would be able to obtain such alternative financing on reasonable terms or at all and, as a result, may not be able to consummate the acquisition of the Portfolio.
If the acquisition of the Portfolio is not completed for any reason, we may be subject to several risks, including, but not limited to, the following:

•
if we have not terminated, the Agreement prior to November 26, 2014, in which case the full deposit will be refundable the requirement that we may be required to forfeit all or a portion of the $75.0 million deposit we made under certain circumstances, including if the Seller terminates the Agreement because we have breached the Agreement;

•	the incurrence of substantial legal, accounting, financial advisory and costs relating to the transaction that are payable whether or not the transaction is completed; and

•	the focus of our management being directed toward the transaction and integration planning instead of other opportunities that could have been beneficial to us.
If the acquisition of the Portfolio is not completed, these risks may materially adversely affect our business, financial condition, operating results, cash flows, including our ability to service debt and to make distributions to our stockholders.
If we are unable to find a replacement guarantor for the debt we assume at the closing of the acquisition of the Portfolio, we may be required to make payments, for reimbursements or guarantee fees, to the existing guarantors.
The current guarantors of the existing mezzanine and mortgage indebtedness secured by 96 of the 116 hotels in the Portfolio we will assume at the closing of the acquisition of the Portfolio will remain as guarantors following the closing of the acquisition of the Portfolio. At the closing of the acquisition of the Portfolio, we will also be required to enter into a supplemental guarantee agreement with the Sellers and the existing guarantors, which are affiliates of the Sellers. This agreement will provide that we, together with our operating partnership, will be liable to reimburse the existing guarantors for any payments they are required to make if their guarantee is called. The supplemental guarantee agreement also will provide that we will be required to pay a guarantee fee of $8.0 million per annum which will start accruing 18 months following the closing of the acquisition. If we are unable to find a replacement guarantor for the assumed debt before then, we will be required to pay guarantee fees to the existing guarantors, which could adversely impact our results from operations and our ability to pay distributions. Our results from operations and our ability to pay distributions could also be adversely impacted if the existing guarantors are required to make any payments if their guarantee is called and we are required to reimburse them.

Our stockholders' interest in us may be diluted if the price we pay in respect of shares repurchased under our share repurchase program exceeds the net asset value, at such time as we calculate the NAV of our share.
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
Our cash flows used in operations were $3.0 million for the nine months ended September 30, 2014. During the nine months ended September 30, 2014, we paid distributions of $0.8 million, of which $0.4 million, or 54.7%, was funded from cash flows provided by operations and $0.4 million, or 45.3%, was funded from offering proceeds and proceeds from our IPO which were reinvested in common stock issued pursuant to the DRIP.
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
Funding distributions from borrowings could restrict the amount we can borrow for investments, which may affect our profitability. Funding distributions with the sale of assets or the proceeds of our IPO may affect our ability to generate additional operating cash flows. Funding distributions from the sale of additional securities could dilute your interest in us if we sell shares of our common stock or securities that are convertible or exercisable into shares of our common stock to third-party investors. Payment of distributions from the mentioned sources could restrict our ability to generate sufficient cash flows from operations, affect our profitability or affect the distributions payable to you upon a liquidity event, any or all of which may have an adverse effect on your investment.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
We did not sell any equity securities that were not registered under the Securities Act during the nine months ended September 30, 2014.
On January 7, 2014, the SEC declared effective our Registration Statement, and we commenced our Offering on a “reasonable best efforts” basis of up to a maximum of $2.0 billion of common stock, consisting of up to 80.0 million shares. The Registration Statement also registers approximately 21.1 million shares of common stock pursuant the DRIP under which common stockholders may elect to have their distributions reinvested in additional shares of common stock. As of September 30, 2014, we have issued 5,053,290 shares of our common stock and have raised $125.2 million of offering proceeds.
The following table reflects the offering costs associated with the issuance of common stock (in thousands):

As of September 30, 2014
Selling commissions and dealer manager fees	$11,763
Other offering expenses	4,086
Total offering expenses	$15,849
The Dealer Manager may reallow the selling commissions and a portion of the dealer manager fees to participating broker-dealers.
We are responsible for the organizational and offering costs of the Offering, excluding commissions and dealer manager fees, up to a maximum of 2.0% of the gross proceeds received from the Offering, measured at the end of the Offering. Organizational and offering costs in excess of the 2.0% cap as of the end of the Offering are the Advisor's responsibility. As of September 30, 2014, organizational and offering costs exceeded 2.0% of gross proceeds received from the Offering by $1.6 million, due to the ongoing nature of the offering process and because many expenses were paid before the Offering commenced.
As of September 30, 2014, our net offering proceeds, after deducting the total offering expenses outlined above, were approximately $109.6 million. We used the net offering proceeds from the Offering along with third party financing to acquire the Barceló Portfolio through fee simple, leasehold and joint venture interests for an aggregate purchase price of approximately $112.0 million as of September 30, 2014.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
None.
Item 5. Other Information.
None.

Item 6. Exhibits.
EXHIBIT INDEX

The following exhibits are included in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
10.35 *	First Amendment to Promissory Notes, dated August 25, 2014, between American Realty Capital Hospitality Operating Partnership, L.P. and Barceló Crestline Corporation
10.36 *
Amended and Restated Real Estate Sale Agreement, dated November 11, 2014, by and among American Realty Capital Hospitality Portfolio Member, LLC, ARC Hospitality Portfolio I Owner, LLC, ARC Hospitality Portfolio I TFGL Owner, LLC, ARC Hospitality Portfolio I BHGL Owner, LLC, ARC Hospitality Portfolio I PXGL Owner, LLC, ARC Hospitality Portfolio I GBGL Owner, LLC, ARC Hospitality Portfolio I NFGL Owner, LLC, ARC Hospitality Portfolio I MBGL 1000 Owner, LLC, ARC Hospitality Portfolio I MBGL 950 Owner, LLC, ARC Hospitality Portfolio I NTC Owner, LP, ARC Hospitality Portfolio I DLGL Owner, LP, ARC Hospitality Portfolio I SAGL Owner, LP, ARC Hospitality Portfolio II Owner, LLC, ARC Hospitality Portfolio II NTC Owner, LP, W2007 Equity Inns Realty, LLC, W2007 Equity Inns Realty, L.P., W2007 EQI Urbana Partnership, L.P., W2007 EQI Seattle Partnership, L.P., W2007 EQI Savannah 2 Partnership, L.P., W2007 EQI Rio Rancho Partnership, L.P., W2007 EQI Orlando Partnership, L.P., W2007 EQI Orlando 2 Partnership, L.P., W2007 EQI Naperville Partnership, L.P., W2007 EQI Milford Partnership, L.P., W2007 EQI Louisville Partnership, L.P., W2007 EQI Knoxville Partnership, L.P., W2007 EQI Jacksonville Partnership I, L.P., W2007 EQI Indianapolis Partnership, L.P., W2007 EQI Houston Partnership, L.P., W2007 EQI HI Austin Partnership, L.P., W2007 EQI East Lansing Partnership, L.P., W2007 EQI Dalton Partnership, L.P., W2007 EQI College Station Partnership, L.P., W2007 EQI Carlsbad Partnership, L.P., W2007 EQI Augusta Partnership, L.P. and W2007 EQI Asheville Partnership, L.P.

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
XBRL (eXtensible Business Reporting Language). The following materials from American Realty Capital Hospitality Trust, Inc.'s Quarterly Report on Form 10-Q for the nine months ended September 30, 2014, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statements of Changes in Stockholders' Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements. As provided in Rule 406T of Regulation S-T, this information in furnished and not filed for purpose of Sections 11 and 12 of the Securities Act and Section 18 of the Exchange Act

_________________________

*	Filed herewith

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

Dated: November 14, 2014	By: /s/ William M. Kahane Name: William M. Kahane Title: Director, Chief Executive Officer and President (Principal Executive Officer)
Dated: November 14, 2014	By: /s/ Nicholas Radesca Name: Nicholas Radesca Title: Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)