Form 10-K
period 2014-12-31
American Realty Capital Hospitality Trust, Inc.
filed 2015-03-31
CIK 1583077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2014
 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to __________
Commission file number: 000-55394
AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.
(Exact name of registrant as specified in its charter)

Maryland	80-0943668
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
405 Park Ave., 14th Floor New York, NY	10022
(Address of principal executive offices)	(Zip Code)
(212) 415-6500
(Registrant's telephone number, including area code)
Securities registered pursuant to section 12(b) of the Act: None
Securities registered pursuant to section 12(g) of the Act: Common stock, $0.01 par value per share (Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No
Indicate by check mark whether the registrant submitted electronically and posted on its corporate Web Site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
There is no established public market for the registrant's shares of common stock. The registrant is currently conducting the ongoing initial public offering of its shares of common stock pursuant to its Registration Statement on Form S-11 (File No. 333-190698), which shares are being sold at $25.00 per share, with discounts available for certain categories of purchasers. The total value of the registrant's common stock held by non-affiliates of the registrant as of June 30, 2014, the last business day of the registrant's most recently completed second fiscal quarter, was $21.1 million based on a per share value of $25.00 (or $23.75 for shares issued under the distribution reinvestment plan).
The number of outstanding shares of the registrant's common stock on March 15, 2015 was 15,095,634 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive proxy statement to be delivered to stockholders in connection with the registrant's 2015 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K. The registrant intends to file its proxy statement within 120 days after its fiscal year end.

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

FORM 10-K
Year Ended December 31, 2014

This Annual Report on Form 10-K may contain registered trademarks, including Hampton Inn®, Hampton Hotels®, Homewood Suites®, Embassy Suites® and Hilton Garden Inn®, which are the exclusive property of Hilton Worldwide, Inc.® and its subsidiaries and affiliates, Courtyard® by Marriott, Fairfield Inn®, Fairfield Inn and Suites®, TownePlace Suites®, SpringHill Suites®, and Residence Inn® which are the exclusive property of Marriott International, Inc.® or one of its affiliates, Westin® which is the exclusive property of Starwood Hotels and Resorts Worldwide® or one of its affiliates, Hyatt Place®, which is the exclusive property of Hyatt Hotels Corporation® or one of its affiliates, and Holiday Inn® and Holiday Inn Express®, which are the exclusive property of Intercontinental Hotels Group® or one of its affiliates. For convenience, the applicable trademark or service mark symbol has been omitted but will be deemed to be included wherever the above referenced terms are used.

i

Forward-Looking Statements
Certain statements included in this Annual Report on Form 10-K are forward-looking statements. Those statements include statements regarding the intent, belief or current expectations of American Realty Capital Hospitality Trust, Inc. (the "Company" "we" "our" or "us") and members of our management team, as well as the assumptions on which such statements are based, and generally are identified by the use of words such as "may," "will," "seeks," "anticipates," "believes," "estimates," "expects," "plans," "intends," "should" or similar expressions. Actual results may differ materially from those contemplated by such forward-looking statements. Further, forward-looking statements speak only as of the date they are made, and we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time, unless required by law.
The following are some of the risks and uncertainties, although not all risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•	We have a limited operating history. This inexperience makes our future performance difficult to predict.

•
All of our executive officers are also officers, managers and/or holders of a direct or indirect controlling interest in American Realty Capital Hospitality Advisors, LLC (the "Advisor"), Realty Capital Securities, LLC (the "Dealer Manager"), or other entities affiliated with the parent of our Sponsor, AR Capital, LLC ("American Realty Capital"). As a result, our executive officers, our Advisor and its affiliates face conflicts of interest, including significant conflicts created by our Advisor's compensation arrangements with us. These conflicts could result in unanticipated actions.

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

•
We intend to use substantially all available proceeds of our initial public offering of common stock (our "IPO" or our "Offering") following the completion on February 27, 2015 of our acquisition of a portfolio of 116 hotel assets (the "Grace Portfolio") to reduce our borrowings to our intended limit, which may limit our ability to pay distributions or acquire additional properties for some time. The continued use of substantially all offering proceeds to repay debt will reduce the available cash flow to fund working capital, acquisitions, capital expenditures and other general corporate purposes, which could have a material adverse impact on our business and reduce cash available for distributions to holders of our common stock.

•	We focus on acquiring a diversified portfolio of hospitality assets located in the United States and are subject to risks inherent in concentrating investments in the hospitality industry.

•	We may purchase real estate assets located in Canada and Mexico, which may subject us to additional risks.

•	No public market currently exists, or may ever exist, for shares of our common stock and our shares are, and may continue to be, illiquid.

•	Increases in interest rates could increase the amount of our debt payments and limit our ability to pay distributions to our stockholders.

•	We may be unable to obtain the financing needed to complete acquisitions.

•	We incurred substantial additional indebtedness to consummate the Grace Acquisition, which may have a material adverse effect on our financial condition and results of operations.

•
We may not generate cash flows sufficient to pay our distributions to stockholders, and, as such, we may be forced to borrow at higher rates or depend on our Advisor and its affiliates to waive reimbursements of certain expenses and fees to fund our operations.

•	We are obligated to pay fees to our Advisor and its affiliates, which may be substantial.

•	We may be unable to maintain cash distributions or increase distributions over time.

•
Our organizational documents permit us to pay distributions from unlimited amounts of any source. Since our inception, all of our distributions have been paid from offering proceeds. We may continue in the future to pay distributions from sources other than from our cash flows from operations, including the net proceeds from the Offering. There are no established limits on the amounts of net proceeds and borrowings that we may use to fund such distribution payments.

•	Distributions paid will reduce the amount of capital we ultimately invest in properties and other permitted investments and may negatively impact the value of our stockholders' investment.

ii

•
We intend to pay distributions from cash flows from operations following the completion of the Grace Acquisition, but our ability to do so depends on our ability to realize the expected benefits of the acquisition of the Grace Portfolio from which a substantial amount of our future cash flows from operations are expected to be generated. Failure to realize the expected benefits of the acquisition of the Grace Portfolio, within the anticipated timeframe or at all, or the incurrence of unexpected costs, could have a material adverse effect on our financial condition and results of operations and our ability to pay distributions from cash flow from operations.

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

iii

PART I

Item 1. Business.
We were incorporated on July 25, 2013, as a Maryland corporation and intend to elect and qualify to be taxed as a REIT beginning with our taxable year ended December 31, 2014. On January 7, 2014, we commenced our IPO on a "reasonable best efforts" basis of up to 80,000,000 shares of common stock, $0.01 par value per share, at a price of $25.00 per share, subject to certain volume and other discounts, pursuant to a registration statement on Form S-11 (File No. 333-190698), as amended (the "Registration Statement"), filed with the U.S. Securities and Exchange Commission (the "SEC") under the Securities Act of 1933, as amended (the "Securities Act"). The Registration Statement also covers up to 21,052,631 shares of common stock available pursuant to a distribution reinvestment plan (the "DRIP") under which our common stockholders may elect to have their distributions reinvested in additional shares of our common stock at a price initially equal to $23.75 per share, which is 95% of the offering price in our IPO.
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
Substantially all of our business is conducted through American Realty Capital Hospitality Operating Partnership, L.P. (our "OP" or "Operating Partnership"). The Company is the sole general partner and holds substantially all of the units of limited partner interests in our OP. We have no direct employees. We have retained our Advisor to manage our affairs on a day-to-day basis. Our Advisor is wholly owned by American Realty Capital Hospitality Special Limited Partner, LLC (the "Special Limited Partner"), a Delaware limited liability company, which is the special limited partner of our OP. We have retained American Realty Capital Hospitality Properties, LLC (the "Property Manager") to serve as our property manager and the Property Manager has retained Crestline Hotels & Resorts, LLC (the "Sub-Property Manager"), an entity under common control with the parent of American Realty Capital IX, LLC (the "Sponsor"), to provide services, including locating investments, negotiating financing and operating certain hotel assets in our portfolio. The Dealer Manager, an entity under common control with the parent of the Sponsor, serves as the dealer manager of the Offering. The Advisor, Special Limited Partner, Property Manager, Sub-Property Manager and Dealer Manager are related parties and receive fees, distributions and other compensation for services related to the Offering and the investment and management of our assets.
Investment Objectives
Our primary business objective is to maximize stockholder value by maintaining long-term growth in cash distributions and generating attractive risk-adjusted returns to our stockholders. To achieve this, we focus on maximizing the internal growth of our portfolio by acquiring properties that we believe have strong cash flow potential and dynamics. We seek to create a portfolio with the potential to generate attractive risk-adjusted returns across varying economic cycles, including by taking advantage of opportunities to acquire hotel properties at what we believe are attractive prices in the current economic environment.
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
We believe that the following market factors and attributes of our investment model are particularly important to our ability to meet our investment objective:

•
Lodging Properties. We have acquired and intend to continue to acquire primarily lodging properties in the midscale limited service, extended stay, select-service, upscale select-service and upper-upscale full-service segments within the hospitality sector.

•
Our Investment Model in the Current Economic Environment. We believe the current macroeconomic environment, improving real estate fundamentals, and current market conditions will continue to create attractive opportunities to acquire hotel properties at prices that represent discounts to replacement cost and provide potential for significant long-term value appreciation. Given the conditions of the current economic environment and the experience and expertise of our Advisor and our Sub-Property Manager, we expect to be well-positioned to capitalize on these opportunities to create an attractive investment portfolio and maximize stockholder returns.

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

•	Discount to Replacement Cost. We intend to purchase properties valued at a discount to replacement cost using current market rates.

•
Targeted Leverage. We will finance our portfolio conservatively at a target leverage level of approximately 50% loan-to-value, which ratio will be determined after the close of our Offering and once we have invested substantially all the proceeds thereof.

•
Monthly Distributions. We intend to pay distributions monthly, which we intend to cover by FFO once we have invested substantially all the proceeds of our Offering, as described under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Funds from Operations and Modified Funds from Operations.”

•
Exit Strategy. We expect to sell our assets, sell or merge our company, or list our company within three to six years after the end of our Offering. Our primary offering is expected to continue for two years from the effectiveness of the offering, subject to our right to extend the offering for an additional one-year period. Although we may extend our Offering via a follow-on offering, at this time, we do not expect the offering to continue for more than three years from effectiveness. Should we pursue a follow-on offering, our primary offering will be deemed to terminate upon the close of such follow-on offering. Our board of directors, in consultation with management, may determine that it is in our best interests to begin the process of engaging advisors (including an entity under common control with American Realty Capital) to consider such exit alternatives at such time during our Offering stage as it can reasonably determine that all of the securities being offered in our Offering will be sold within a reasonable period (i.e. three to six months).

Acquisition and Investment Policies
Primary Investment Focus
Our primary investment focus is to create value through prudent capital investments and aggressive asset management. We believe it is currently a unique time to accumulate a high quality portfolio in major and secondary markets at historically attractive prices with discounts to replacement cost in a low interest rate environment. We seek properties that meet the following investment criteria:

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
Investing in Real Property
We plan to acquire and own hotels located throughout the United States. We may also acquire hotels located in
Canada and Mexico. We intend to acquire a diversified portfolio of lodging properties in the midscale limited service, extended stay, select-service, upscale select-service, and upper-upscale full-service segments within the hospitality sector. Full-service hotels generally provide a full complement of guest amenities including restaurants, concierge and room service, porter service or valet parking. Select-service and limited-service hotels typically do not include these amenities. Extended-stay hotels generally offer high-quality, residential style lodging with an extensive package of services and amenities for extended-stay business and leisure travelers. We have no limitation as to the brand of franchise or license with which our properties are associated.
Acquisitions
On March 21, 2014, we closed on the acquisition of interests in six hotels through fee simple, leasehold and joint venture interests (the "Barceló Portfolio") for an aggregate purchase price of $110.1 million, exclusive of closing costs. See Item 2 "Properties" for further details and Item 15 "Exhibits and Financial Statement Schedules" for the consolidated/combined financial statements of the hotels in the Barceló Portfolio.
On February 27, 2015, we acquired the Grace Portfolio. The aggregate purchase price of the Grace Portfolio was approximately $1.8 billion, exclusive of closing costs. We funded approximately $230.1 million of the purchase price with cash-on-hand raised in our initial public offering, approximately $903.9 million through the assumption of existing indebtedness collateralized by 96 of the hotels in the Grace Portfolio and approximately $227.0 million by incurring new indebtedness collateralized by the remaining 20 hotels in the Grace Portfolio and one of the hotels in the Barceló Portfolio. The remaining $447.1 million of the purchase price was satisfied by the issuance to affiliates of the sellers of the Grace Portfolio of preferred equity interests in two of our indirect subsidiaries that are indirect owners of the 116 hotels comprising the Grace Portfolio (the "Grace Preferred Equity Interests").
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
Investments in Equity Securities
We may make equity investments in other REITs and other real estate companies that operate assets meeting our investment objectives. We may purchase the common or preferred stock of these entities or options to acquire their stock. We will target a public company that owns real estate or real estate-related assets when we believe its stock is trading at a discount to that company’s net asset value. We may eventually seek to acquire or gain a controlling interest in the companies that we target. We do not expect our non-controlling equity investments in other public companies to exceed 5% of the proceeds of our Offering, assuming we sell the maximum offering amount, or to represent a substantial portion of our assets at any one time. In addition, we do not expect our non-controlling equity investments in other public companies combined with our investments in real estate properties outside of our target hospitality investments and other real estate-related investments to exceed 10% of our portfolio.
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
International Investments
We plan to acquire and own hotels located throughout the United States. We may also acquire hotels located in Canada and Mexico.
Joint Ventures
We may enter into joint ventures, partnerships and other co-ownership arrangements for the purpose of making investments. Some of the potential reasons to enter into a joint venture would be to acquire assets we could not otherwise acquire, to reduce our capital commitment to a particular asset or to benefit from certain expertise that a partner might have.
Financing Strategies and Policies

We expect that following the completion of our Offering and the investment of substantially all the proceeds thereof our debt financing will be approximately 50% of the total value of our real estate investments and our other assets. Under our charter, the maximum amount of our total indebtedness shall not exceed 300% of our total “net assets” (as defined in our charter) as of the date of any borrowing, which is generally expected to be approximately 75% of the cost of our investments; however, we may exceed that limit if such excess is approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following that borrowing, along with the justification for exceeding such limit. This charter limitation, however, does not apply to individual real estate assets or investments. In all events, we expect that our secured and unsecured borrowings will be reasonable in relation to the net value of our assets and will be reviewed by our board of directors at least quarterly.
Prior to our entry into an agreement to acquire the Grace Portfolio in May 2014, a majority of our independent directors waived the total portfolio leverage requirement of our charter with respect to the acquisition of the Grace Portfolio should such total portfolio leverage exceed 300% of our total "net assets" upon the acquisition of the Grace Portfolio. Following the acquisition of the Grace Portfolio in February 2015, our total portfolio leverage (which includes the Grace Preferred Equity Interests) significantly exceeded this 300% limit, and we expect it will continue to do so for some time. Accordingly, we intend to use substantially all available offering proceeds following the acquisition of the Grace Portfolio to reduce our borrowings to our intended limit, which is below the 300% maximum limit. Following the acquisition of the Grace Portfolio in February 2015, the principal amount of our outstanding secured financing, which excludes the Grace Preferred Equity Interests, is approximately 60% of the total value of our real estate investments and our other assets.
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
Tax Status
We intend to elect and qualify to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"), commencing with our taxable year ended December 31, 2014. We intend to operate in such a manner as to continue to qualify for taxation as a REIT under the Code. However, no assurance can be given that we will operate in a manner so as to qualify or remain qualified as a REIT. If we qualify for taxation as a REIT, we generally, with the exception of our taxable REIT subsidiaries, will not be subject to federal corporate income tax to the extent that we distribute all of our REIT taxable income (which does not equal net income as calculated in accordance with accounting principles generally accepted in the United States of America ("GAAP")) to our stockholders and comply with various other requirements applicable to REITs. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property, and federal income and excise taxes on our undistributed income and taxable REIT subsidiaries.
Competition
The hotel industry is highly competitive. This competition could reduce occupancy levels and operating income at our properties, which would adversely affect our operations. We face competition from many sources. We face competition from other hotels both in the immediate vicinity and the geographic market where our hotels are located. Over-building of hotels in the markets in which we operate may increase the number of rooms available and may decrease occupancy and room rates. In addition, increases in operating costs due to inflation may not be offset by increased room rates. We also face competition from nationally recognized hotel brands with which we will not be associated, as well as from other hotels associated with nationally recognized hotel brands with which we are associated.

In addition, we compete with other entities engaged in real estate investment activities to locate suitable properties to acquire and purchasers to buy our properties. These competitors include other REITs, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, lenders, governmental bodies and other entities. We also compete with other REITs with asset acquisition objectives similar to ours and others may be organized in the future. Some of these competitors, including larger REITs, have substantially greater marketing and financial resources than we have and generally may be able to accept more risk than we can prudently manage. In addition, these same entities seek financing through similar channels. Therefore, we compete with them for institutional investors in a market where funds for real estate investment may decrease.
Competition from these and other third-party real estate investors may limit the number of suitable investment opportunities available. It also may result in higher prices, lower yields and a narrower spread of yields over our borrowing costs, making it more difficult for us to acquire new investments on attractive terms.
Regulations
Our investments will be subject to various federal, state and local laws, ordinances and regulations, including, among other things, zoning regulations, land use controls, environmental controls relating to air and water quality and noise pollution. We will obtain all permits and approvals that we believe are necessary under current law to operate our investments.
Environmental
As an owner of real estate, we are subject to various environmental laws of federal, state and local governments. Management does not believe that compliance with existing laws has had, or will have, a material adverse effect on our financial condition or results of operations in the future. However, we cannot predict the impact of unforeseen environmental contingencies or new or changed laws or regulations on properties that may be acquired directly or indirectly in the future. In most circumstances, we have hired, and intend to hire, third parties to conduct Phase I environmental reviews of any property that we intend to purchase.
Employees
As of December 31, 2014, we had no direct employees. The employees of the Advisor and other affiliates perform a full range of real estate services for us, including acquisitions, property management, accounting, legal, asset management, wholesale brokerage, transfer agent and investor relations services. We are dependent on these affiliates for services that are essential to us, including the sale of shares of our common stock, asset acquisition decisions, property management and other general administrative responsibilities. In the event that any of these companies were unable to provide these services to us, we would be required to provide such services ourselves or obtain such services from other sources.
Financial Information About Industry Segments
We have determined that we have one reportable segment, with activities related to investing in real estate. Our investments in real estate generate room revenue and other income through the operation of the properties, which comprise 100% of the total consolidated/combined revenues. Management evaluates the operating performance of our investments in real estate on an individual property level, none of which represent a reportable segment.
Available Information
We electronically file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K (including all amendments to those reports) and proxy statements with the SEC. We also filed with the SEC our Registration Statement in connection with our current offering. You may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, D.C. 20549, or you may obtain information by calling the SEC at 1-800-SEC-0330. The SEC maintains a website at http://www.sec.gov that contains reports, proxy statements and information statements, and other information, which you may obtain free of charge. In addition, copies of our filings with the SEC may be obtained from the website maintained for us and our affiliates at www.archospitalityreit.com. Access to these filings is free of charge. We are not incorporating our website or any information from the website into this Form 10-K.
Item 1A. Risk Factors.
Risks Related to an Investment in American Realty Capital Hospitality Trust, Inc.
We have a limited prior operating history and rely on our Advisor to conduct our operations; our Advisor has limited operating history and limited experience operating a public company.
We have a limited operating history and our stockholders should not rely upon the past performance of other real estate investment programs sponsored by American Realty Capital to predict our future results. We were incorporated on July 25, 2013.
Our Advisor had no operations prior to the commencement of our Offering. Our executive officers have limited experience managing public companies. For these reasons, our stockholders should be especially cautious when drawing conclusions about our future performance and they should not assume that it will be similar to the prior performance of other programs sponsored by American Realty Capital. Our limited operating history, our Advisor’s limited prior experience operating a public company and our Sponsor’s limited experience in connection with investments of the type being made by us significantly increase the risk and uncertainty our stockholders face in making an investment in our shares.
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
We have a history of operating losses and there can be no assurance that we will achieve profitability.
Since inception in July 2013 through December 31, 2014, we have incurred net losses (calculated in accordance with GAAP) equal to $14.8 million. The extent of our future operating losses and the timing of the profitability are highly uncertain, and we may never achieve or sustain profitability.
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
We may change our targeted investments without stockholder consent.
We have invested in a portfolio of lodging properties in the midscale limited service, extended stay, select-service, upscale select-service and upper-upscale full-service segments within the hospitality sector. We intend to allocate no more than 10% of our portfolio to other real estate properties and real estate-related loans and securities, such as mortgage, mezzanine, bridge and other loans; debt and derivative securities related to real estate assets, including mortgage-backed securities; collateralized debt obligations; debt securities issued by real estate companies; credit default swaps; and the equity securities of other REITs and real estate companies. We do not expect our non-controlling equity investments in other public companies to exceed 5% of the proceeds of our Offering, assuming we sell the maximum offering amount. We may make adjustments to our portfolio based on real estate market conditions and investment opportunities, and we may change our targeted investments and investment guidelines at any time without the consent of our stockholders, which could result in our making investments that are different from, and possibly riskier than, our current investments. A change in our investments or investment guidelines may increase our exposure to interest rate risk, default risk and real estate market fluctuations, all of which could adversely affect the value of our common stock and our ability to make distributions to our stockholders.
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
Because we are dependent upon our Advisor, our Property Manager, our Sub-Property Manager and their affiliates to conduct our operations, and we have engaged third-party sub-property managers to manage certain properties, any adverse changes in the financial health of our Advisor, our Property Manager, our Sub-Property Manager or third-party sub-property managers or their affiliates or our relationship with them could hinder our operating performance and the return on our stockholders’ investments.
We are dependent on our Advisor, our Property Manager and our Sub-Property Manager, which are responsible for our day-to-day operations and are primarily responsible for the selection of investments to be recommended to our board of directors. We are also dependent on our Property Manager, our Sub-Property Manager and third-party sub-property managers to manage certain of our real estate assets. Our Advisor and our Property Manager had no prior operating history before they were formed in connection with the Offering. Our Advisor depends upon the fees and other compensation that it receives from us in connection with the purchase, management and sale of assets to conduct its operations.
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
Our success depends to a significant degree upon the contributions of certain executive officers, including Bruce D. Wardinski, Jonathan P. Mehlman and Edward T. Hoganson at our Advisor and Edward M. Weil, Jr., William E. Dwyer III and Louisa H. Quarto at our Dealer Manager, as well as James A. Carroll and Pierre M. Donahue at our Sub-Property Manager. These individuals may not remain associated with us. If any of these persons were to cease their association with us, our operating results could suffer. We do not intend to maintain key person life insurance on any person. Our future success depends, in large part, upon our Advisor and its affiliates' ability to hire and retain highly skilled managerial, operational and marketing professionals. Competition for such professionals is intense, and our Advisor and its affiliates may be unsuccessful in attracting and retaining such skilled individuals. Maintaining relationships with firms that have special expertise in certain services or detailed knowledge regarding real properties in certain geographic regions will be important for us to effectively compete with other investors for properties in such regions. We may be unsuccessful in establishing and retaining such relationships. If we lose or are unable to obtain the services of highly skilled professionals or do not establish or maintain appropriate strategic relationships, our ability to implement our investment strategies could be delayed or hindered, and the value of our stockholders’ investments may decline.

Disclosures made by American Realty Capital Properties, Inc. an entity previously sponsored by the parent of our Sponsor may adversely affect our ability to raise substantial funds.
On October 29, 2014, American Realty Capital Properties, Inc. (“ARCP”) announced that its audit committee had concluded that the previously issued financial statements and other financial information contained in certain public filings should no longer be relied upon. This conclusion was based on the preliminary findings of an investigation conducted by ARCP’s audit committee which concluded that certain accounting errors were made by ARCP personnel that were not corrected after being discovered, resulting in an overstatement of AFFO and an understatement of ARCP’s net loss for the three and six months ended June 30, 2014. ARCP also announced the resignation of its chief accounting officer and its chief financial officer. ARCP’s former chief financial officer also was chief financial officer, treasurer and secretary of our company, our Advisor and our Property Manager during the period from August 2013 to September 2013. This individual also is one of the non-controlling owners of the parent of our Sponsor, but does not have a role in managing our business or our Sponsor’s business. In December 2014, ARCP announced the resignation of its executive chairman, who was also the chairman of our board of directors until his resignation on December 29, 2014. This individual also is currently a member of the board of managers of our Sub-Property Manager and one of the controlling members of the parent of our Sponsor.
On March 2, 2015, ARCP announced the completion of its audit committee’s investigation and filed amendments to its Form 10-K for the year ended December 31, 2013 and its Form 10-Q for the quarters ended March 31, 2014 and June 30, 2014. According to these filings, these amendments corrected errors in ARCP’s financial statements and in its calculation of AFFO that resulted in overstatements of AFFO for the years ended December 31, 2011, 2012 and 2013 and the quarters ended March 31, 2013 and 2014 and June 30, 2014 and described certain results of its investigations, including matters relating to payments to, and transactions with, affiliates of the parent of our Sponsor and certain equity awards to certain officers and directors. In addition, ARCP disclosed that the audit committee investigation had found material weaknesses in ARCP’s internal control over financial reporting and its disclosure controls and procedures. ARCP also disclosed that the SEC has commenced a formal investigation, that the United States Attorney’s Office for the Southern District of New York contacted counsel for both ARCP’s audit committee and ARCP with respect to the matter and that the Secretary of the Commonwealth of Massachusetts has issued a subpoena for various documents. On March 30, 2015, ARCP filed its Form 10-K for the year ended December 31, 2014.  ARCP’s filings with the SEC are available at the internet site maintained by the SEC, www.sec.gov.
Since the initial announcement in October, a number of participating broker-dealers temporarily suspended their participation in the distribution of our Offering. Although certain of these broker-dealers have reinstated their participation, we cannot predict the length of time the remaining temporary suspensions will continue or whether all participating broker-dealers will reinstate their participation in the distribution of our Offering. As a result, our ability to raise substantial funds may be adversely impacted.
Since our inception, all of our distributions have been paid from offering proceeds. Distributions paid from sources other than our cash flows from operations, particularly from proceeds of our IPO, will result in us having fewer funds available for the acquisition of properties and other real estate-related investments and may dilute our stockholders' interests in us, which may adversely affect our ability to fund future distributions with cash flows from operations and may adversely affect our stockholders' overall return.
Our cash flows used in operations were $9.7 million for the year ended December 31, 2014, and we have had negative cash flows from operations since our inception, in July 2013. During the year ended December 31, 2014, we paid distributions of $3.5 million, all of which was funded from offering proceeds, including offering proceeds which were reinvested in common stock issued pursuant to the DRIP. Since our inception, all of our distributions have been paid from offering proceeds.
We may pay distributions from unlimited amounts of any source, including borrowing funds, using proceeds from our Offering, issuing additional securities or selling assets. We have not established any limit on the amount of proceeds from our Offering that may be used to fund distributions, except in accordance with our organizational documents and Maryland law.
We expect that future distributions will be paid from our cash flow from operations following the acquisition of the Grace Portfolio, but there can be no assurance we will be able to generate sufficient cash flow from operations to do so. We may continue in the future to pay distributions from sources other than from our cash flows from operations, including the net proceeds from this offering.
Using proceeds from our Offering to pay distributions, especially if the distributions are not reinvested through our DRIP, reduces cash available for investment in assets or other purposes and will likely reduce our per share stockholder equity.
We may continue not to generate sufficient cash flows from operations to fully pay distributions, and our ability to use cash flows from operations to pay distributions in the future may also be adversely impacted by our substantial indebtedness. If we have not generated sufficient cash flows from our operations and other sources, such as from borrowings, the sale of additional securities, advances from our Advisor, and our Advisor’s deferral, suspension or waiver of its fees and expense reimbursements, to fund distributions, we may continue to use the proceeds from our Offering, although we currently intend to use substantially all of the proceeds from our Offering to reduce our borrowings, which could limit our ability to pay distribution from proceeds from our Offering for some time. Moreover, our board of directors may change our distribution policy, in its sole discretion, at any time. Distributions made from offering proceeds are a return of capital to stockholders, from which we will have already paid offering expenses in connection with our IPO. We have not established any limit on the amount of proceeds from our Offering that may be used to fund distributions, except that, in accordance with our organizational documents and Maryland law, we may not make distributions that would: (1) cause us to be unable to pay our debts as they become due in the usual course of business; (2) cause our total assets to be less than the sum of our total liabilities plus senior liquidation preferences, if any; or (3) jeopardize our ability to qualify as a REIT.
Funding distributions from borrowings could restrict the amount we can borrow for investments, which may, among other things, affect our earnings. Funding distributions with the sale of assets or the proceeds of our Offering may affect our ability to generate additional operating cash flows. Funding distributions from the sale of additional securities could dilute our stockholders' interest in us if we sell shares of our common stock or securities that are convertible or exercisable into shares of our common stock to third-party investors. Payment of distributions from the mentioned sources could restrict our ability to generate sufficient cash flows from operations, affect our earnings or affect the distributions payable to our stockholders upon a liquidity event, any or all of which may have an adverse effect on our stockholders' investment in our common stock.
We may be unable to maintain current cash distributions or increase distributions over time.
We intend to pay distributions from cash flows from operations following the completion of the Grace Acquisition, but our ability to do so depends on our ability to realize the expected benefits of the acquisition of the Grace Portfolio from which a substantial amount of our future cash flows from operations are expected to be generated. Failure to realize the expected benefits of the acquisition of the Grace Portfolio, within the anticipated timeframe or at all, or the incurrence of unexpected costs, could have a material adverse effect on our financial condition and results of operations and our ability to pay distributions from cash flow from operations. See “- Risks Related to the Grace Acquisition - Our earnings and FFO per share may decline as a result of the acquisition of the Grace Portfolio.”
The amount of cash available for distributions is affected by many other factors, such as operating income from our properties and our operating expense levels. Our actual results may differ significantly from the assumptions used by our board of directors in establishing the distribution rate to stockholders. We may not have sufficient cash from operations to make a distribution required to qualify for or maintain our qualification as a REIT. Accordingly, there can be no assurance that we will be able to maintain our current level of distributions or that distributions will increase over time.
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
Commencing with the NAV pricing date, the offering price for shares in our primary offering and pursuant to our DRIP, as well as the repurchase price for our shares under our SRP, will vary quarterly and will be based on NAV, which will be based upon subjective estimates, judgments, assumptions and opinions about future events, and also may not accurately reflect the value of our assets and liabilities at a particular time for other reasons.
Commencing with the filing of our second quarterly financial filing with the SEC, pursuant to the Securities Exchange Act of 1934, as amended, following the earlier to occur of (i) our acquisition of at least $2.0 billion in total investment portfolio assets or (ii) January 7, 2016 (the "NAV pricing date"), the offering price for shares in our primary offering (to the extent we are still offering shares in our primary offering) and pursuant to our DRIP, as well as the repurchase price for our shares under our SRP, will vary quarterly and will be based on NAV. Our Advisor, with the assistance of a third party, will calculate NAV quarterly by estimating the market value of our assets and liabilities, many of which may be illiquid.

In calculating NAV, our Advisor will consider an estimate provided by an independent valuer of the market value of our real estate assets. Our Advisor will review such valuation for consistency with its determinations of value and our valuation guidelines and the reasonableness of the independent valuer’s conclusions. The final determination of value may be made by a valuation committee comprised of our independent directors if our Advisor determines that the appraisals of the independent valuer are materially higher or lower than its valuations. The valuations used by the independent valuer, our Advisor and our board of directors may not be precise because the valuation methodologies used to value a real estate portfolio involve subjective judgments, assumptions and opinions about future events, such as comparable sales, rental and operating expense data, capitalization or discount rate, and projections of future rent and expenses. If different judgments, assumptions or opinions were used, a different estimate would likely result.
Each property will be appraised at least annually and appraisals will be spread out over the course of a year so that approximately 25% of all properties are appraised each quarter. Because each property will be appraised only annually, there may be changes in the course of the year that are not fully reflected in the quarterly NAV. As a result, the published NAV may not fully reflect changes in value that may have occurred since the prior quarterly valuation. Moreover, appraised value of a particular property may be greater or less than its potential realizable value, which would cause our estimated NAV to be greater or less than the potential realizable NAV. Any resulting disparity may benefit the selling or non-selling stockholders or purchasers. Further, valuations do not necessarily represent the price at which we would be able to sell an asset.
In addition, our NAV may suddenly change if the appraised values of our properties materially change or the actual operating results differ from what we originally budgeted for that quarter. For example, if a property experiences an unanticipated structural or environmental event, the value of a property may materially change. Furthermore, if we cannot immediately quantify the financial impact of any extraordinary events, our NAV as published on any given quarter will not reflect such events. As a result, the NAV published after the announcement of a material event may differ significantly from our actual NAV until we are able to quantify the financial impact of such events and our NAV is appropriately adjusted on a going forward basis.
NAV does not represent the fair value of our assets less liabilities under GAAP. NAV is not a representation, warranty or guarantee of: (a) what a stockholder would ultimately realize upon a liquidation of our assets and settlement of our liabilities or upon any other liquidity event, (b) that the shares of our common stock would trade at NAV on a national securities exchange, (c) what any third party in an arm’s-length transaction would offer to purchase all or substantially all of our shares of common stock at NAV, and (d) that NAV would equate to a market price for an open-end real estate fund. We will not retroactively adjust the valuation of such assets, the price of our common stock, the price we paid to repurchase shares of our common stock or NAV-based fees we paid to our Advisor and Dealer Manager.
Stockholders' interest in us may be diluted if the price we pay in respect of shares repurchased under our SRP exceeds the net asset value, at such time as we calculate the NAV of our share.
The prices we may pay for shares repurchased under our SRP may exceed the NAV of such shares at the time of repurchase, which may reduce the NAV of the remaining shares.
Our stockholders' investment may be subject to additional risks if we make international investments.
We may purchase real estate assets located in Canada and Mexico. Any international investments may be affected by factors peculiar to the laws of the jurisdiction in which the property is located. These laws may expose us to risks that are different from and in addition to those commonly found in the United States. Foreign investments could be subject to the following risks:

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
Neither we nor our Sponsor has any substantial experience investing in properties or other real estate-related assets located outside the United States and we may not have the expertise necessary to maximize the return on our international investments.
Risks Related to the Grace Acquisition
Our earnings and FFO per share may decline as a result of the acquisition of the Grace Portfolio.
Our earnings and FFO per share may decline as a result of, among other things, our failure to achieve the expected benefits of, or the incurrence of unanticipated costs relating to, the acquisition of the Grace Portfolio.
The risks associated with our acquisition of the Grace Portfolio include, without limitation, the following:

•
the integration of the Grace Portfolio, which is substantially larger than our portfolio prior to the acquisition of the Grace Portfolio, may be difficult, and we may be unable to successfully integrate operations, maintain consistent standards, controls, policies and procedures;

•
the integration of the Grace Portfolio may disrupt our ongoing operations or the ongoing operations of the Grace Portfolio, and our management’s attention may be diverted away from other business concerns;

•	the Grace Portfolio may fail to perform as expected and market conditions may result in lower than expected occupancy and room rates;

•	we may spend more than budgeted amounts to make necessary improvements or renovations to the Grace Portfolio;

•
some of the properties in the Grace Portfolio are located in unfamiliar markets where we face risks associated with an incomplete knowledge or understanding of the local market, a limited number of established business relationships in the area and a relative unfamiliarity with local governmental and permitting procedures; and

•
the Grace Portfolio may subject us to liabilities and without any recourse, or with only limited recourse, with respect to unknown liabilities (i.e. if a liability were asserted against us based upon ownership of the Grace Portfolio, we might have to pay substantial sums to settle it, which could adversely affect our cash flow).

We intend to pay distributions from cash flows from operations following the completion of the Grace Acquisition, but our ability to do so depends on our ability to realize the expected benefits of the acquisition of the Grace Portfolio. Failure to realize the expected benefits of the acquisition of the Grace Portfolio, within the anticipated timeframe or at all, or the incurrence of unexpected costs, could have a material adverse effect on our financial condition and results of operations and our ability to pay distributions from cash flow from operations.
As a result of the additional indebtedness incurred and the issuance of the preferred equity interests to acquire the Grace Portfolio, we may experience a potential material adverse effect on our financial condition and results of operations.
On February 27, 2015, we acquired the Grace Portfolio. We funded the purchase price through a combination of $230.1 million in cash on-hand funded with proceeds from the Offering, the assumption of $903.9 million in existing mortgage and mezzanine indebtedness collateralized by 96 of the 116 hotels in the Grace Portfolio, (the "Assumed Grace Indebtedness"), the incurrence of $227.0 million in new mortgage financing secured by the remaining 20 hotels and one of the hotels in the Barceló Portfolio (the "Additional Grace Mortgage Loan" and, together with the Assumed Grace Indebtedness, the "Grace Indebtedness"), and the issuance of the Grace Preferred Equity Interests for $447.1 million.
Our incurrence of the Grace Indebtedness and the issuance of the Grace Preferred Equity Interests could also have adverse consequences on our business, such as:

•	requiring us to use a substantial portion of our cash flow from operations to service the Grace Indebtedness and pay distributions on the Grace Preferred Equity Interests;

•	limiting our ability to obtain additional financing to fund our working capital needs, acquisitions, capital expenditures or other debt service requirements or for other purposes;

•	increasing the costs of incurring additional debt;

•	increasing our exposure to floating interest rates;

•	limiting our ability to compete with other companies that are not as highly leveraged, as we may be less capable of responding to adverse economic and industry conditions;

•	restricting us from making strategic acquisitions, developing properties or exploiting business opportunities;

•
restricting the way in which we conduct our business because of financial and operating covenants in the agreements governing the Grace Indebtedness, including the rights of our lenders to consent before we modify hotel management agreements or franchise agreements and that require us to replace sub-property managers under certain circumstances;

•	consent rights the holders of the Grace Preferred Equity Interests will have over major actions by us relating to the Grace Portfolio, including the sale of certain hotels;

•
if we are unable to satisfy the redemption, distribution, or other requirements of the Grace Preferred Equity Interests (including if there is a default under the related guarantees provided by our company, our operating partnership and the individual principals of the parent of our Sponsor), holders of the Grace Preferred Equity Interests will have certain rights, including the ability to assume control of the operations of the Grace Portfolio;

•
exposing us to potential events of default (if not cured or waived) under covenants contained in our debt instruments that could have a material adverse effect on our business, financial condition and operating results;

•	increasing our vulnerability to a downturn in general economic conditions; and

•	limiting our ability to react to changing market conditions in our industry.
The impact of any of these potential adverse consequences could have a material adverse effect on our results of operations and financial condition.
We intend to use substantially all available offering proceeds following the acquisition of the Grace Portfolio to reduce our borrowings to our intended limit, which may limit our ability to pay distributions or acquire additional properties for some time.
Prior to our entry into an agreement to acquire the Grace Portfolio in May 2014, a majority of our independent directors waived the total portfolio leverage requirement of our charter with respect to the acquisition of the Grace Portfolio should such total portfolio leverage exceed 300% of our total "net assets" (as defined in our charter) upon the acquisition of the Grace Portfolio. Following the acquisition of the Grace Portfolio in February 2015, our total portfolio leverage (which includes the Grace Preferred Equity Interests) significantly exceeded this 300% limit, and we expect it will continue to do so for some time. Accordingly, we intend to use substantially all available offering proceeds following the acquisition of the Grace Portfolio to reduce our borrowings to our intended limit, which is below the 300% maximum limit. In addition, the principal amount of our outstanding secured financing, which excludes the Grace Preferred Equity Interests, is approximately 60% of the total value of our real estate investments and our other assets.
The $63.1 million principal amount outstanding under the Barceló Promissory Note (defined under “Item 2. Properties”) matures, by its terms, ten business days after the date we raise $70.0 million in common equity in our Offering following the closing of the acquisition of the Grace Portfolio and payment of all acquisition related expenses (including payments to our Advisor and its affiliates), which has not yet occurred. In addition, following the earlier to occur of either (i) the repayment of the Barceló Promissory Note, together with the $3.5 million deferred payment due concurrently, or (ii) the date the gross amount of proceeds from our Offering we receive after the acquisition of the Grace Portfolio and payment of all acquisition related expenses (including payments to our Advisor and its affiliates) exceeds $100.0 million, we are required to use 35% of any equity proceeds from our Offering to redeem the Grace Preferred Equity Interests at par, up to a maximum of $350.0 million in redemptions for any 12-month period. We are required to redeem 50% of the Grace Preferred Equity Interests by

February 27, 2018 and 100% of the Grace Preferred Equity Interests upon the earlier of (i) 90 days following the stated maturity (including extension options) under the Grace Indebtedness, and (ii) February 27, 2019.
While repayment of the Barceló Promissory Note and required redemptions of the Grace Preferred Equity Interests will contribute to reducing our borrowings to our intended limit, we may continue to use substantially all available offering proceeds to repay debt even after we have reduced our borrowings to their intended limit. In addition, the continued use of substantially all offering proceeds to repay debt will reduce the available cash flow to fund working capital, acquisitions, capital expenditures and other general corporate purposes, which could have a material adverse impact on our business and reduce cash available for distributions to holders of our common stock.
Moreover, there can be no assurance we will be able to raise the substantial funds required to meet these objectives on a timely basis, or at all. Our Offering is being made on a reasonable best efforts basis, whereby the brokers participating in the Offering are only required to use their reasonable best efforts to sell our shares and have no firm commitment or obligation to purchase any of the shares. Moreover, our Offering must maintain registration in every state in which we offer or sell shares. Generally, such registrations are for a period of one year, and there can be no assurance they will be renewed or otherwise extended annually. Thus, we may have to stop selling shares in any state in which our registration is not renewed or otherwise extended annually. During the period from January 7, 2014 (the date we commenced our Offering) through March 15, 2015, we have received $375.1 million in proceeds from our Offering, all of which has been used to pay distributions, reduce borrowings, acquire properties (including the Grace Portfolio) or for general corporate purposes. There can be no assurance as to the length of time we will be limited in our ability to pay distributions or acquire additional properties using proceeds from our Offering.
In addition, if we are unable to continue to raise substantial funds we will not achieve our objective of continuing to reduce our fixed operating expenses as a percentage of gross income, and our financial condition and ability to pay distributions could be adversely affected. To the extent our inability to raise substantial funds could also result in our being unable to make required redemptions or distributions and meet other conditions of the Grace Preferred Equity Interests, the holders of Grace Preferred Equity Interests will have certain rights, including the ability to assume control of the operations of the Grace Portfolio.
If we are unable to find a replacement guarantor for certain obligations related to the Grace Indebtedness, we will remain dependent on the previous guarantors to remain in this capacity and may be required to make payments, for reimbursements or guarantee fees, to them.
The previous guarantors of the Assumed Grace Indebtedness (who are affiliates of the sellers of the Grace Portfolio) remained as guarantors, together with our company and our operating partnership, following the closing of the acquisition of the Grace Portfolio with respect to certain limited recourse obligations and environmental indemnities under the Assumed Grace Indebtedness, and we were required to enter into a supplemental guarantee agreement to ensure that they would remain in this capacity. The supplemental guarantee agreement provides that we, together with our operating partnership and individual principals of the parent of our Sponsor, are jointly and severally liable to reimburse the previous guarantors for any payments they are required to make if their guarantee is called.
The supplemental guarantee agreement also provides that we will be required to pay a guarantee fee of $8.0 million per annum, which will start accruing in August 2016, 18 months following the closing of the acquisition of the Grace Portfolio. If we are unable to find a replacement guarantor before then or otherwise release the previous guarantors, we will be required to pay guarantee fees to the previous guarantors, which could adversely impact our results from operations and our ability to pay distributions. Our results from operations and our ability to pay distributions could also be adversely impacted if the previous guarantors are required to make any payments if their guarantee is called and we are required to reimburse them.
To comply with brand standards under our franchise agreements, we are required to make capital expenditures, which will be substantial, pursuant to property improvement plans, and we are required to make regular deposits to partially reserve for these amounts under the Grace Indebtedness.
In connection with the Grace Acquisition, our franchisors required property improvement plans ("PIPs"), which set forth their renovation requirements for the hotels in the Grace Portfolio.
Pursuant to the terms of the Assumed Grace Indebtedness, we are required to make an aggregate of $73.5 million in periodic PIP reserve deposits during 2015 and 2016 to cover a portion of the estimated costs of the PIPs on the total 96 hotels collateralizing that debt. In addition, pursuant to a guaranty entered into in connection with the Assumed Grace Indebtedness, we are required to guarantee the difference between (i) the cost of the PIPs with respect to those 96 hotels during the 24-month period following the acquisition of the Grace Portfolio, estimated to be $102.0 million, and (ii) the amount actually deposited into the PIP reserve with respect to the Assumed Grace Indebtedness.

Pursuant to the terms of the Additional Grace Mortgage Loan, we are required to make an aggregate of $20.0 million in periodic PIP reserve deposits during 2015 and 2016 to cover a portion of the estimated costs of the PIPs on the total 21 hotels collateralizing that debt. The Grace Indebtedness also requires us to deposit 4.0% of the gross revenue of the hotels into a separate account for the ongoing replacement or refurbishment of furniture, fixtures and equipment at the hotels.
In connection with any future revisions to our franchise or hotel management agreements or a refinancing of the Grace Indebtedness, our franchisors may require that we make further renovations or enter into additional PIPs. In addition, upon regular inspection of our hotels our franchisors may determine that additional renovations are required to bring the physical condition of our hotels into compliance with the specifications and standards each franchisor or hotel brand has developed.
These capital expenditures will be substantial and could adversely affect our ability to pay distributions or reduce our borrowings or use capital for other corporate purposes. Moreover, if we do not satisfy the PIP renovation requirements, the franchisor may have the right to terminate the applicable agreement and we may be in default under our indebtedness. In addition, if we default on a franchise agreement as a result of our failure to comply with the PIP requirements, in general, we will be required to pay the franchisor liquidated damages, and we may also be in default under the Grace Indebtedness.
If we are found to be in breach of a ground lease or are unable to renew a ground lease, we could be materially and adversely affected.
Eight of the hotels in the Grace Portfolio are on land subject to ground leases. Accordingly, we only own a long-term leasehold or similar interest in those hotels, and we have no economic interest in the land or buildings at the expiration of the ground lease or permit and will not share in the income stream derived from the lease or permit or in any increase in value of the land associated with the underlying property.
If we are found to be in breach of a ground lease, we could lose the right to use the hotel. We could also be in breach of the Grace Indebtedness. In addition, unless we can purchase a fee interest in the underlying land and improvements or extend the terms of these leases before their expiration, as to which no assurance can be given, we will lose our right to operate these properties and our interest in the improvements upon expiration of the leases. Our ability to exercise any extension options relating to our ground leases is subject to the condition that we are not in default under the terms of the ground lease at the time that we exercise such options, and we can provide no assurances that we will be able to exercise any available options at such time. Our ability to exercise any extension option is further subject to conditions contained in Grace Indebtedness. Furthermore, we can provide no assurances that we will be able to renew any ground lease upon its expiration. If we were to lose the right to use a hotel due to a breach or non-renewal of the ground lease, we would be unable to derive income from such hotel and would be required to purchase an interest in another hotel to attempt to replace that income, which could materially and adversely affect us.
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

•
acquisitions of properties and other investments from other programs sponsored directly or indirectly by the parent of our Sponsor, which might entitle affiliates of our Sponsor to real estate commissions and possible subordinated incentive fees and distributions in connection with its services for the seller;

•
acquisitions of properties and other investments from third parties and loan originations to third parties, which entitle our Advisor to acquisition fees and asset management subordinated participation interests;

•
borrowings to acquire properties and other investments and to originate loans, which borrowings generate financing coordination fees and increase the acquisition fees and asset management subordinated participation interests payable to our Advisor;

•	whether and when we seek to list our common stock on a national securities exchange, which listing could entitle the Special Limited Partner to a subordinated incentive listing distribution; and

•	whether and when we seek to sell the company or its assets, which sale could entitle our Advisor to a subordinated participation in net sales proceeds.
The fees our Advisor receives in connection with transactions involving the acquisition of assets are based initially on the purchase price of the investment, including the amount of any loan originations, and are not based on the quality of the investment or the quality of the services rendered to us. This may influence our Advisor to recommend riskier transactions to us, and our Advisor may have an incentive to incur a high level of leverage. In addition, because the fees are based on the purchase price of the investment, it may create an incentive for our Advisor to recommend that we purchase assets at higher prices. In addition, from time to time, subject to the approval of a majority of our independent directors, we may engage one or more entities under common control with the parent of our Sponsor or our Advisor to provide services not provided under existing agreements that are outside of our ordinary course of operations which may create similar incentives. For example, in connection with the Grace Acquisition, we entered into an agreement with an affiliate of our Dealer Manager pursuant to which we will pay a fee equal to 0.25% of the total transaction value.
Our Sub-Property Manager is an affiliate of our Advisor and Property Manager and therefore we may face conflicts of interest in determining whether to assign certain operating assets to our Sub-Property Manager or an unaffiliated property manager.
Our Sub-Property Manager is an affiliate of our Advisor and Property Manager. As of February 27, 2015, 34 of the hotels in the Grace Portfolio and all six of the hotels in the Barceló Portfolio are managed by our Sub-Property Manager and 82 of the hotels in the Grace Portfolio are managed by third-party sub-property managers. Although the lender with respect to the Assumed Grace Indebtedness generally must consent before we terminate, cancel, materially modify, renew or extend any of the hotel management agreements, for a period of two years following the completion of the acquisition of the Grace Portfolio, or until February 27, 2017, we may replace any third-party sub-property manager with our Sub-Property Manager without consent of the lender if certain other conditions have been satisfied. With respect to the Additional Grace Mortgage Loan, we have right to replace a manager as long as no event of default has occurred and we replace the manager with a qualified manager, which includes our Sub-Property Manager. As we acquire additional hotel assets, our Advisor will assign such asset to our Sub-Property Manager or a third-party sub-property manager.
Because our Sub-Property Manager is affiliated with our Advisor, our Advisor faces certain conflicts of interest in making these decisions because of the compensation that will be paid to our Sub-Property Manager.
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
We rely on our Sponsor and the executive officers and other key real estate professionals at our Advisor, our Property Manager and our Sub-Property Manager to identify suitable investment opportunities for us. Several of the other key real estate professionals of our Advisor are also the key real estate professionals at our Sponsor and their other public programs. Many investment opportunities that are suitable for us may also be suitable for other programs sponsored directly or indirectly by American Realty Capital. Generally, our Advisor will not pursue any opportunity to acquire any real estate properties or real estate-related loans and securities that are directly competitive with our investment strategies, unless and until the opportunity is first presented to us, subject to certain exceptions. For so long as we are externally advised, our charter provides that it shall not be a proper purpose for the Company to purchase real estate or any significant asset related to real estate unless our Advisor has recommended the investment to us. Thus, the executive officers and real estate professionals of our Advisor could direct attractive investment opportunities to other entities or investors. Such events could result in us investing in properties that provide less attractive returns, which may reduce our ability to make distributions.

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
Our Dealer Manager signed a Letter of Acceptance, Waiver and Consent with the Financial Industry Regulatory Authority (“FINRA”); any further action, proceeding or litigation with respect to the substance of the Letter of Acceptance, Waiver and Consent or in connection with any other similar action, proceeding or litigation that may occur, could adversely affect this offering or the pace at which we raise proceeds.
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
To the extent any action would be taken against our Dealer Manager in connection with the above AWC or in connection with any other similar action, proceeding or litigation that may occur, our Dealer Manager could be adversely affected.
American National Stock Transfer, LLC, our affiliated transfer agent, has a limited operating history and a failure by our transfer agent to perform its functions for us effectively may adversely affect our operations.
Our transfer agent is a related party of our Sponsor that has been providing certain transfer agency services for programs sponsored directly or indirectly by AR Capital, LLC since 2013. Because of its limited experience, there is no assurance that our transfer agent will be able to effectively provide transfer agency and registrar services to us. Furthermore, our transfer agent is responsible for supervising third party service providers who may, at times, be responsible for executing certain transfer agency and registrar services. If our transfer agent fails to perform its functions for us effectively, our operations may be adversely affected.
Our officers and the executive chairman of our board of directors face conflicts of interest related to the positions they hold with affiliated entities, which could hinder our ability to successfully implement our business strategy and to generate returns to our stockholders.
Our executive officers also are officers of our Advisor and William M. Kahane is an officer and director of certain other real estate programs sponsored by the American Realty Capital group of companies. As a result, these individuals owe fiduciary duties to these other entities and their stockholders and limited partners, which fiduciary duties may conflict with the duties that they owe to us and our stockholders. Their loyalties to these other entities could result in actions or inactions that are detrimental to our business, which could harm the implementation of our business strategy and our investment and leasing opportunities. Conflicts with our business and interests are most likely to arise from involvement in activities related to: (a) allocation of new investments and management time and services between us and the other entities; (b) our purchase of properties from, or sale of properties to, affiliated entities; (c) the timing and terms of the investment in or sale of an asset; (d) investments with affiliates of our Advisor; (e) compensation to our Advisor; and (f) our relationship with our Dealer Manager. If we do not successfully implement our business strategy, we may be unable to generate the cash needed to make distributions to our stockholders and to maintain or increase the value of our assets. If these individuals act in a manner that is detrimental to our business or favor one entity over another, they may be subject to liability for breach of fiduciary duty.
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
Our board of directors may amend the terms of our SRP without stockholder approval. Our board of directors also is free to suspend or terminate the program upon 30 days’ notice or to reject any request for repurchase. There is no assurance that funds available for our SRP will be sufficient to accommodate all requests. In addition, the SRP includes numerous restrictions that would limit our stockholders’ ability to sell their shares. Prior to the time our Advisor begins calculating NAV, unless waived by our board of directors, a stockholder must have held his or her shares for at least one year in order to participate in our SRP. Prior to the NAV pricing date, subject to funds being available, the purchase price for shares repurchased under our SRP will be as set forth below (unless such repurchase is in connection with a stockholder’s death or disability): (a) for stockholders who have continuously held their shares of our common stock for at least one year, the price will be the lower of $23.13 and 92.5% of the amount paid for each such share; (b) for stockholders who have continuously held their shares of our common stock for at least two years, the price will be the lower of $23.75 and 95.0% of the amount paid for each such share; (c) for stockholders who have continuously held their shares of our common stock for at least three years, the price will be the lower of $24.38 and 97.5% of the amount paid for each such share; and (d) for stockholders who have held their shares of our common stock for at least four years, the price will be the lower of $25.00 and 100.0% of the amount they paid for each share (in each case, as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock). These limits might prevent us from accommodating all repurchase requests made in any year.
After the NAV pricing date, stockholders may make daily requests that we repurchase all or a portion (but generally at least 25% of a stockholder’s shares) of their shares pursuant to our SRP and the repurchase price will vary quarterly and will be based on NAV. At such time, we will limit shares repurchased during any calendar year to 5% of the weighted average number of shares outstanding during the prior calendar year. Accordingly, following the NAV pricing date, in order to provide liquidity for repurchases, we intend to maintain 5% of our NAV in excess of $1.0 billion in cash, cash equivalents and other short-term investments and certain types of real estate related assets that can be liquidated more readily than properties, or collectively, liquid assets. There can be no assurance, however, that we will maintain this level of liquid assets, and our stockholders will only be able to have their shares repurchased to the extent that we have sufficient liquid assets to repurchase them. Accordingly, there can be no assurance we will be able to satisfy all repurchase requests made after the NAV pricing date.
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
Because our Advisor is wholly owned by our Sponsor through the Special Limited Partner, the interests of the Advisor and the Sponsor are not separate and as a result the Advisor may act in a way that is not necessarily our stockholders' interest.
Our Advisor is indirectly wholly owned by our Sponsor through the Special Limited Partner. Therefore, the interests of our Advisor and our Sponsor are not separate and the Advisor’s decisions may not be independent from the Sponsor and may result in the Advisor making decisions to act in ways that are not in our stockholders’ interests.
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
Our Advisor and its affiliates perform services for us in connection with conducting our operations and managing the portfolio of real estate and real estate-related debt and investments. Our Advisor and its affiliates are paid substantial fees and receive substantial distributions for these services, which reduces the amount of cash available for investment in properties or distribution to stockholders.
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
The U.S. economy is in the process of recovering from a severe global recession and real estate markets have also stabilized and begun to recover. Based on moderate economic growth in the future and historically low levels of new supply in the commercial real estate pipeline, a stronger recovery is forecasted for all property sectors. Nevertheless, this ongoing economic recovery remains fragile and could be slowed or halted by significant external events. As a result, real estate markets could perform lower than expected. A severe weakening of the economy or a renewed recession could also lead to lower occupancy, which could create an oversupply of rooms resulting in reduced rates to maintain occupancy. There can be no assurance that our real estate investments will not be adversely impacted by a severe slowing of the economy or renewed recession. Fluctuations in interest rates, limited availability of capital and other economic conditions beyond our control could negatively impact our portfolio and decrease the value of our stockholders' investment.
Part of our strategy for building our portfolio may involve acquiring assets opportunistically. This strategy will involve a higher risk of loss than more conservative investment strategies.
In order to meet our investment objectives we may acquire opportunistic assets that we can reposition, redevelop or remarket to create value enhancement and capital appreciation. Our strategy for acquiring properties may involve the acquisition of properties in markets that are depressed. To the extent we invest in these types of markets, we will face increased risks relating to changes in local market conditions and increased competition for similar properties in the same market, as well as increased risks that these markets will not recover and the value of our properties in these markets will not increase, or will decrease, over time. For these and other reasons, we cannot assure our stockholders that we will be profitable or that we will realize growth in the value of our real estate properties, and as a result, our ability to make distributions to our stockholders could be affected. Our potential approach to acquiring and operating income-producing hotel properties involves more risk than comparable real estate programs that have a targeted holding period for investments that is longer than ours, utilize leverage to a lesser degree or employ more conservative investment strategies.
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
The real estate market is affected by many factors, such as general economic conditions, availability of financing, interest rates and other factors, including supply and demand, that are beyond our control. We cannot predict whether we will be able to sell any property for the price or on the terms set by us, or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We cannot predict the length of time needed to find a willing purchaser and to close the sale of a property. In addition, the holders of the Grace Preferred Equity Interests have consent rights over major actions by us relating to the Grace Portfolio, including the sale of certain hotels. Our inability to obtain the required consents could also limit our ability to sell properties.
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
We may acquire or finance properties with lock-out provisions, which may prohibit us from selling properties, which could have an adverse effect on our stockholders' investment.
Lock-out provisions, which are included in the Grace Indebtedness and may be included in our future indebtedness, could materially restrict us from selling or otherwise disposing of or refinancing properties. For example, these provisions may prohibit us or restrict us from prepaying all or a portion of the debt for a period of time, or may require us to maintain specified debt levels for a period of time on some or all properties, or may prohibit or restrict us from releasing properties from the lender’s lien. These provisions affect our ability to turn our investments into cash and thus affect cash available for distributions to our stockholders. Lock-out provisions could also impair our ability to take other actions during the lock-out period that could be in the best interests of our stockholders and, therefore, may have an adverse impact on the value of our shares, relative to the value that would result if the lock-out provisions did not exist. In particular, lock-out provisions could preclude us from participating in major transactions that could result in a disposition of our assets or a change in control, even though that disposition or change in control might be in the best interests of our stockholders.
We may be unable to adjust our portfolio in response to changes in economic or other conditions or sell a property if or when we decide to do so, limiting our ability to pay cash distributions to our stockholders.
Many factors that are beyond our control affect the real estate market and could affect our ability to sell properties for the price, on the terms or within the time frame that we desire. These factors include general economic conditions, the availability of financing, interest rates and other factors, including supply and demand. In addition, the holders of the Grace Preferred Equity Interests have consent rights over major actions by us relating to the Grace Portfolio, including the sale of certain hotels.
Because real estate investments are relatively illiquid, we have a limited ability to vary our portfolio in response to changes in economic or other conditions. Further, before we can sell a property on the terms we want, it may be necessary to expend funds to correct defects or to make improvements. However, we can give no assurance that we will have the funds available to correct such defects or to make such improvements. We may be unable to sell our properties at a profit. Our inability to sell properties at the time and on the terms we want could reduce our cash flow and limit our ability to make distributions to our stockholders and could reduce the value of our stockholders’ investments. Moreover, in acquiring the Grace Portfolio, we agreed to restrictions that prohibit the sale of properties at all or unless certain conditions have been met, including the maintenance of a minimum ratio of net operating income for the hotels that would continue to collateralize the Assumed Grace Indebtedness following such sale to debt outstanding on those hotels. We may agree to similar restrictions, or other restrictions, such as a limitation on the amount of debt that can be placed or repaid on a property, with respect to other properties in the future. We cannot predict the length of time needed to find a willing purchaser and to close the sale of a property. Our inability to sell a property when we desire to do so may cause us to reduce our selling price for the property. Any delay in our receipt of proceeds, or diminishment of proceeds, from the sale of a property could adversely impact our ability to pay distributions to our stockholders.
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
If we do not have enough reserves for capital to supply needed funds for capital improvements throughout the life of the investment in a property and there is insufficient cash available from our operations, we may be required to defer necessary improvements to a property, which may cause that property to suffer from a greater risk of obsolescence, a decline in value, or decreased cash flow. If this happens, we may not be able to maintain projected operating results for the affected properties and our results of operations may be negatively impacted. See “-Risks Related to the Grace Acquisition - To comply with brand standards under our franchise agreements, we are required to make capital expenditures, which will be substantial, pursuant to property improvement plans, and we are required to make regular deposits to partially reserve for these amounts under the Grace Indebtedness.”
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
Uninsured losses relating to real property or excessively expensive premiums for insurance coverage, including due to the non-renewal of the Terrorism Risk Insurance Act of 2002, or the TRIA, could reduce our cash flows and the return on our stockholders’ investments.
There are types of losses, generally catastrophic in nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters, that are uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. Insurance risks associated with such catastrophic events could sharply increase the premiums we pay for coverage against property and casualty claims.
This risk is particularly relevant with respect to potential acts of terrorism. The TRIA, under which the U.S. federal government bears a significant portion of insured losses caused by terrorism, will expire on December 31, 2020, and there can be no assurance that Congress will act to renew or replace the TRIA following its expiration. In the event the TRIA is not renewed or replace, terrorism insurance may become difficult or impossible to obtain at reasonable costs or at all, which may result in adverse impacts and additional costs to us.

Changes in the cost or availability of insurance due to the non-renewal of the TRIA or for other reasons could expose us to uninsured casualty losses. If any of our properties incurs a casualty loss that is not fully insured, the value of our assets will be reduced by any such uninsured loss, which may reduce the value of our stockholders’ investments. In addition, other than any working capital reserve or other reserves we may establish, we have no source of funding to repair or reconstruct any uninsured property. Also, to the extent we must pay unexpectedly large amounts for insurance, we could suffer reduced earnings that would result in lower distributions to stockholders.
Additionally, mortgage lenders insist in some cases that commercial property owners purchase coverage against terrorism as a condition for providing mortgage loans. Accordingly, to the extent terrorism risk insurance policies are not available at reasonable costs, if at all, our ability to finance or refinance our properties could be impaired. In such instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. We may not have adequate, or any, coverage for such losses.
Terrorist attacks and other acts of violence, civilian unrest or war may affect the markets in which we operate, our business and our profitability.
We may acquire real estate assets located in major metropolitan areas as well as densely populated sub-markets that are susceptible to terrorist attack. In addition, any kind of terrorist activity or violent criminal acts, including terrorist acts against public institutions or buildings or modes of public transportation (including airlines, trains or buses) could have a negative effect on our business. These events may directly impact the value of our assets through damage, destruction, loss or increased security costs. Although we may obtain terrorism insurance, we may not be able to obtain sufficient coverage to fund any losses we may incur. The TRIA, which was designed for a sharing of terrorism losses between insurance companies and the federal government, will expire on December 31, 2020, and there can be no assurance that Congress will act to renew or replace it. See “-Uninsured losses relating to real property or excessively expensive premiums for insurance coverage, including due to the non-renewal of the Terrorism Risk Insurance Act of 2002, or the TRIA, could reduce our cash flows and the return on our stockholders’ investments.”
More generally, any terrorist attack, other act of violence or war, including armed conflicts, could result in increased volatility in, or damage to, the worldwide financial markets and economy. Increased economic volatility could adversely affect our hotel properties’ ability to conduct their operations profitably or our ability to borrow money or issue capital stock at acceptable prices and have a material adverse effect on our financial condition, results of operations and ability to pay distributions to our stockholders.
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
We acquired interests in 116 hotels in one transaction when we acquired the Grace Portfolio. From time to time, we may again attempt to acquire multiple properties in a single transaction. Portfolio acquisitions are more complex and expensive than single-property acquisitions, and the risk that a multiple-property acquisition does not close may be greater than in a single-property acquisition. Portfolio acquisitions also may result in us owning investments in geographically dispersed markets, placing additional demands on our ability to manage the properties in the portfolio. In addition, a seller may require that a group of properties be purchased as a package even though we may not want to purchase one or more properties in the portfolio. In these situations, if we are unable to identify another person or entity to acquire the unwanted properties, we may be required to operate or attempt to dispose of these properties. We may be required to accumulate a large amount of cash in order to acquire multiple properties in a single transaction. We would expect the returns that we earn on such cash to be less than the ultimate returns in real property and therefore, accumulating such cash could reduce the funds available for distributions. Any of the foregoing events may have an adverse effect on our operations.
Our Property Manager’s, our Sub-Property Manager’s or any of our third-party sub-property manager's failure to integrate their subcontractors into their operations in an efficient manner could reduce the return on our stockholders' investment.
Our Property Manager, our Sub-Property Manager or our third-party sub-property manager may rely on multiple subcontractors for on-site property management of our properties. If our Property Manager, Sub-Property Manager and third-party sub-property manager are unable to integrate these subcontractors into their operations in an efficient manner, our Property Manager, Sub-Property Manager or third-party sub-property manager may have to expend substantial time and money coordinating with these subcontractors, which could have a negative impact on the revenues generated from such properties.
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
In addition, when excessive moisture accumulates in buildings or on building materials, mold growth may occur, particularly if the moisture problem remains undiscovered or is not addressed over a period of time. Some molds may produce airborne toxins or irritants. Concern about indoor exposure to mold has been increasing, as exposure to mold may cause a variety of adverse health effects and symptoms, including allergic or other reactions. As a result, the presence of significant mold at any of our projects could require us to undertake a costly remediation program to contain or remove the mold from the affected property, which would adversely affect our operating results.
The cost of defending against claims of liability, of compliance with environmental regulatory requirements, of remediating any contaminated property, or of paying personal injury claims could materially adversely affect our business, assets or results of operations and, consequently, amounts available for distribution to our stockholders.
Environmental laws also may impose liens on property or restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require substantial expenditures or prevent us, our Property Manager, or our Sub-Property Manager and any third party sub-property manager from operating such properties. Some of these laws and regulations have been amended so as to require compliance with new or more stringent standards as of future dates. Compliance with new or more stringent laws or regulations or stricter interpretation of existing laws may require us to incur material expenditures. Future laws, ordinances or regulations may impose material environmental liability.
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
A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of our information resources. More specifically, a cyber incident is an intentional attack or an unintentional event that can include gaining unauthorized access to systems to disrupt operations, corrupt data or steal confidential information. As our reliance on technology has increased, so have the risks posed to our systems, both internal and those we have outsourced. In addition, the risk of a cyber incident, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and instructions from around the world have increased.
Our remediation costs and lost revenues could be significant if we fall victim to a cyber incident. We may be required to expend significant resources to repair system damage, protect against the threat of future security breaches or to alleviate problems, including reputational harm, loss of revenues and litigation, caused by any breaches. Security breaches could also result in and could subject us to significant liability or loss that may not be covered by insurance, damage to our reputation, or a loss of confidence in our security measures, which could harm our business. We also may be found liable for any stolen assets or misappropriated confidential information. Although we intend to continue to implement industry-standard security measures, there can be no assurance that those measures will be sufficient.
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
The hotel industry is intensely competitive and seasonal in nature and has been affected by the recent economic slowdown, terrorist attacks, military activity in the Middle East, natural disasters and other world events impacting the global economy and the travel and hotel industries, and, as a result, our lodging properties may be adversely affected. Since the hotel industry is intensely competitive, our Property Manager and our Sub-Property Manager may be unable to compete successfully. Additionally, if our competitors’ marketing strategies are more effective, our results of operations, financial condition and cash flows, including our ability to service debt and to make distributions to our stockholders, may be adversely affected. Our lodging properties may continue to be affected by such events, including our hotel occupancy levels and average daily rates, and, as a result, our revenues may decrease or not increase to levels we expect.
Since we do not intend to operate our lodging properties, our revenues depend on the ability of our Property Manager, our Sub-Property Manager and our third-party sub-property managers to compete successfully with other hotels. Some of our competitors may have substantially greater marketing and financial resources than we do. If our Property Manager, Sub-Property Manager or third-party sub-property managers are unable to compete successfully or if our competitors’ marketing strategies are effective, our results of operations, financial condition, ability to service debt and ability to make distributions to our stockholders may be adversely affected.
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

Our hotels are subject to all the risks common to the hotel industry and subject to market conditions that affect all hotel properties.
All of the properties we own are hotels, subject to all the risks of the hotel industry. Adverse trends in the hotel industry could adversely affect hotel occupancy and the rates that can be charged for hotel rooms as well as hotel operating expenses, and generally include:

•	increases in supply of hotel rooms that exceed increases in demand;

•	increases in energy costs and other travel expenses that reduce business and leisure travel;

•	reduced business and leisure travel due to continued geo-political uncertainty, including terrorism;

•
reduced business and leisure travel from other countries to the United States, where all of our hotels are located, due to the strength of the U.S. dollar as compared to the currencies of other countries;

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
We do not have control over the market and business conditions that affect the value of our lodging properties, and adverse changes with respect to such conditions could have an adverse effect on our results of operations, financial condition and cash flows. Hotel properties are subject to varying degrees of risk generally common to the ownership of hotels, many of which are beyond our control, including the following:

•	increased competition from other existing hotels in our markets;

•	new hotels entering our markets, which may adversely affect the occupancy levels and average daily rates of our lodging properties;

•	declines in business and leisure travel;

•	increases in energy costs, increased threat of terrorism, terrorist events, airline strikes or other factors that may affect travel patterns and reduce the number of business and leisure travelers;

•	increases in operating costs due to inflation and other factors that may not be offset by increased room rates;

•	unavailability of labor;

•	changes in, and the related costs of compliance with, governmental laws and regulations, fiscal policies and zoning ordinances;

•
inability to adapt to dominant trends in the hotel industry or introduce new concepts and products that take advantage of opportunities created by changing consumer spending patterns and demographics; and

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
We cannot and do not directly operate our lodging properties and, as a result, our results of operations, financial position, ability to service debt and our ability to make distributions to stockholders are dependent on the ability of our Property Manager, Sub-Property Manager, and third-party sub-property managers, to operate our hotel properties successfully. In order for us to satisfy certain REIT qualification rules, we cannot directly operate any lodging properties we may acquire or actively participate in the decisions affecting their daily operations. Instead, through a TRS, we enter into property management agreements with our Property Manager, which, in turn, enters into sub-property management agreements with a third-party management company, which includes our Sub-Property Manager, or we lease our lodging properties to third-party tenants on a triple net lease basis. We cannot and will not control any such third-party management company or tenants who operate and are responsible for maintenance and other day to day management of our lodging properties, including, but not limited to, the implementation of significant operating decisions. Thus, even if we believe our lodging properties are being operated inefficiently or in a manner that does not result in satisfactory operating results, we may not be able to require the third-party management company or the tenants to change their method of operation of our lodging properties. Our results of operations, financial position, cash flows and our ability to service debt and to make distributions to stockholders are, therefore, dependent on the ability of our Sub-Property Manager and other third-party sub-property managers to operate our lodging properties successfully. Any negative publicity or other adverse developments that affect that operator and/or its affiliated brands generally may adversely affect our results of operations, financial condition, and consequently cash flows, thereby impacting our ability to service debt, and to make distributions to our stockholders. There can be no assurance that an affiliate of ours will continue to manage any lodging properties we acquire.
We rely on our Sub-Property Manager, and third-party sub-property managers, to establish and maintain adequate internal controls over financial reporting at our lodging properties. In doing so, our Sub-Property Manager and any third-party sub-property managers should have policies and procedures in place that allow it to effectively monitor and report to us the operating results of our lodging properties which ultimately are included in our consolidated financial statements. Because the operations of our lodging properties ultimately become a component of our consolidated financial statements, we evaluate the effectiveness of the internal controls over financial reporting at all our properties, including our lodging properties, in connection with the certifications we provide in our quarterly and annual reports on Form 10-Q and Form 10-K, respectively, pursuant to the Sarbanes-Oxley Act of 2002. If such controls are not effective, the accuracy of the results of our operations that we report could be affected. Accordingly, our ability to conclude that, as a company, our internal controls are effective is significantly dependent upon the effectiveness of internal controls that our Sub-Property Manager and third-party sub-property managers will implement at our lodging properties. It is possible that we could have a significant deficiency or material weakness as a result of the ineffectiveness of the internal controls at one or more of our lodging properties.
If we replace our Sub-Property Manager or terminate any third-party sub-property manager, we may be required by the terms of the relevant management agreement or lease to pay substantial termination fees, and we may experience significant disruptions at the affected lodging properties. We may not be able to make arrangements with a third-party management company with substantial prior lodging experience in the future. If we experience such disruptions, it may adversely affect our results of operations, financial condition and our cash flows, including our ability to service debt and to make distributions to our stockholders.
Our use of the TRS structure increases our expenses.
A TRS structure subjects us to the risk of increased lodging operating expenses. The performance of our TRS will be based on the operations of our lodging properties. Our operating risks include not only changes in hotel revenues and changes to our TRS’ ability to pay the rent due to us under the leases, but also increased hotel operating expenses, including, but not limited to, the following cost elements:

•	wage and benefit costs;

•	repair and maintenance expenses;

•	energy costs;

•	property taxes;

•	insurance costs; and

•	other operating expenses.
Any increases in one or more these operating expenses could have a significant adverse impact on our results of operations, cash flows and financial position.
Funds spent to maintain licensed brand standards or the loss of a brand license would adversely affect our financial condition and results of operations.
All but one of our hotels operate under licensed brands pursuant to franchise agreements with hotel brand companies. We anticipate that the hotels we acquire in the future also will operate under licensed brands.
The maintenance of the brand licenses for our hotels is subject to the hotel brand companies’ operating standards and other terms and conditions. Hotel brand companies periodically inspect our hotels to ensure that we and our taxable REIT subsidiaries and our Sub-Property Manager and third-party sub-property managers follow their standards. Failure by us, our taxable REIT subsidiaries, our Sub-Property Manager or a third-party sub-property manager to maintain these standards or other terms and conditions could result in a brand license being terminated. If a franchise agreement terminates due to our failure to make required improvements or to otherwise comply with its terms, we may also be liable to the hotel brand company for a termination payment, which will vary by hotel brand company and by hotel. As a condition of our continued holding of a brand license, a hotel brand company could also possibly require us to make capital expenditures, even if we do not believe the capital improvements are necessary or desirable or will result in an acceptable return on our investment. Nonetheless, we may risk losing a brand license if we do not make hotel brand company-required capital expenditures.
If we were to lose a brand license, we would be required to re-brand the affected hotel(s). As a result, the underlying value of a particular hotel could decline significantly from the loss of associated name recognition, marketing support, participation in guest loyalty programs and the centralized system provided by the franchisor, which could require us to recognize an impairment on the hotel. Furthermore, the loss of a franchise license at a particular hotel could harm our relationship with the hotel brand company, which could impede our ability to operate other hotels under the same brand, limit our ability to obtain new franchise licenses from the franchisor in the future on favorable terms, or at all, and cause us to incur significant costs to obtain a new franchise license for the particular hotel (including a likely requirement of a property improvement plan for the new brand, a portion of the costs of which would be related solely to the change in brand rather than substantively improving the property). Moreover, the loss of a franchise license could also be an event of default under the Grace Indebtedness if we are unable to find a suitable replacement. Accordingly, if we lose one or more franchise licenses, we could be materially and adversely affected.
Restrictive covenants and other provisions in franchise agreements could preclude us from taking actions with respect to the sale, refinancing or rebranding of a hotel that would otherwise be in our best interest.
Our franchise agreements are long-terms agreements with general prohibitions against or prohibitive payments for early termination and generally contain restrictive covenants and other provisions that do not provide us with flexibility to sell, refinance or rebrand a hotel without the consent of the franchisor. For example, the terms of some of these agreements may restrict our ability to sell a hotel unless the purchaser is not a competitor of the franchisor, enters into a replacement franchise agreement and meets specified other conditions. In addition, our franchise agreements restrict our ability to rebrand particular hotels without the consent of the franchisor, which could result in significant operational disruptions and litigation if we do not obtain the consent. We could be forced to pay consent or termination fees to franchisors (or litigate with them) under these agreements as a condition to changing franchise brands of our hotels (or, with respect to our affiliated sub-manager, changing management), and these fees could deter us from taking actions that would otherwise be in our best interest or could cause us to incur substantial expense. In addition, our lenders under the Grace Indebtedness generally must consent before we modify hotel management agreements or franchise agreements. Any default under a franchise agreement could also be a default under the Grace Indebtedness.
There are risks associated with employing hotel employees.
We are generally subject to risks associated with the employment of hotel employees. The lodging properties we acquire are leased to one or more TRSs, which enter into property management agreements with our Property Manager, which, in turn, enters into sub-property management agreements with our Sub-Property Manager or a third-party sub-property manager to operate the properties that we do not lease to a third party under a net lease. Hotel operating revenues and expenses for these properties are included in our consolidated results of operations. As a result, although we do not directly employ or manage the labor force at our lodging properties, we are subject to many of the costs and risks generally associated with the hotel labor force. Our Sub-Property Manager or our third-party sub-property manager is responsible for hiring and maintaining the labor force at each of our lodging properties and for establishing and maintaining the appropriate processes and controls over such activities. From time to time, the operations of our lodging properties may be disrupted through strikes, public demonstrations or other labor actions and related publicity. We may also incur increased legal costs and indirect labor costs as a result of the aforementioned disruptions, or contract disputes or other events. Our third-party sub-property managers may be targeted by union actions or adversely impacted by the disruption caused by organizing activities. Significant adverse disruptions caused by union activities or increased costs affiliated with such activities could materially and adversely affect our results of operations, financial condition and our cash flows, including our ability to service debt and make distributions to our stockholders.
The expanding use of Internet travel websites by customers can adversely affect our profitability.
The increasing use of Internet travel intermediaries by consumers may experience fluctuations in operating performance during the year and otherwise adversely affect our profitability and cash flows. Our Sub-Property Manager and our third-party sub-property managers will rely upon Internet travel intermediaries such as Travelocity.com, Expedia.com, Orbitz.com, Hotels.com and Priceline.com to generate demand for our lodging properties. As Internet bookings increase, these intermediaries may be able to obtain higher commissions, reduced room rates or other significant contract concessions from our Sub-Property Manager or our third-party sub-property managers. Moreover, some of these Internet travel intermediaries are attempting to offer hotel rooms as a commodity, by increasing the importance of price and general indicators of quality (such as “three-star downtown hotel”) at the expense of brand identification. Consumers may eventually develop brand loyalties to their reservations system rather than to our Sub-Property Manager or our third-party sub-property managers or our brands, which could have an adverse effect on our business because we rely heavily on brand identification. If the amount of sales made through Internet intermediaries increases significantly and our Sub-Property Manager or our third-party sub-property managers fail to appropriately price room inventory in a manner that maximizes the opportunity for enhanced profit margins, room revenues may flatten or decrease and our profitability may be adversely affected.
Our lack of diversification in property type and hotel brands increases the risk of investment.
There is no limit on the number of properties of a particular hotel brand that we may acquire. Following the completion of our acquisition of the Grace Portfolio, based on the number of hotels, 47.5% of our hotels are franchised with Hilton Worldwide, 36.9% with Marriott International and 12.3% with Hyatt Hotels Corporation, and no other brand accounts for more than 5.0% of our hotels. The risks of brand concentration include reductions in business following negative publicity relating to one of our licensed brands or arising from or after a dispute with a hotel brand company.
To the extent our assets are geographically concentrated, an economic downturn in one or more of the markets in which we have invested could have an adverse effect on our results of operations, financial condition and ability to pay distributions.
Our board of directors reviews our properties and investments in terms of geographic and hotel brand diversification, and any failure to remain diversified could adversely affect our results of operations.
Risks Associated with Debt Financing
We have incurred substantial indebtedness, and high levels of debt could hinder our ability to make distributions and could decrease the value of our stockholders' investment.
We have incurred substantial indebtedness in acquiring the properties we currently own, and substantially all of these real properties have been pledged as security under our indebtedness. See “-Risks Related to the Grace Acquisition - As a result of the additional indebtedness incurred and the issuance of the preferred equity interests to acquire the Grace Portfolio, we may experience a potential material adverse effect on our financial condition and results of operations.”
Prior to our entry into an agreement to acquire the Grace Portfolio in May 2014, a majority of our independent directors waived the total portfolio leverage requirement of our charter with respect to the acquisition of the Grace Portfolio should such total portfolio leverage exceed 300% of our total "net assets" (as defined in our charter) upon closing of the acquisition of the Grace Portfolio. Following the acquisition of the Grace Portfolio in February 2015, our total portfolio leverage (which includes the Grace Preferred Equity Interests) significantly exceeded this 300% limit, and we expect it will continue to do so for some time. Accordingly, we intend to use substantially all available offering proceeds following the acquisition of the Grace Portfolio to reduce our borrowings to our intended limit, which is below the 300% maximum limit. See “-Risks Related to the Grace Acquisition - We intend to use substantially all available offering proceeds following the acquisition of the Grace Portfolio to reduce our borrowings to our intended limit, which may limit our ability to pay distributions or acquire additional properties for some time.”
High debt levels will cause us to incur higher interest charges, will result in higher debt service payments and are accompanied by restrictive covenants. These factors could limit the amount of cash we have available to distribute and could result in a decline in the value of our stockholders' investment in our common stock. If there is a shortfall between the cash flow from a property and the cash flow needed to service mortgage debt on a property, then the amount available for distributions to stockholders may be reduced. In addition, incurring mortgage debt increases the risk of loss since defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. In that case, we could lose the property or properties securing the loan that is in default, thus reducing the value of our stockholders' investment. For U.S. federal income tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds. In such event, we may be unable to pay the amount of distributions required in order to maintain our REIT status. We may give full or partial guarantees to lenders of mortgage debt to the entities that own our properties. When we provide a guaranty on behalf of an entity that owns one of our properties, we will be responsible to the lender for satisfaction of the debt if it is not paid by such entity. All of our mortgages to date contain cross-collateralization or cross-default provisions, meaning that a default on a single property could affect multiple properties , and any mortgages we enter into in the future may contain cross-collateralization or cross-default provisions. If any of our properties are foreclosed upon due to a default, our ability to pay cash distributions to our stockholders will be adversely affected which could result in our losing our REIT status and would result in a decrease in the value of our stockholders' investment.
A portion of the Grace Indebtedness matures in May 2016 and a portion Matures in May 2017. We may not be able to extend the maturity date of, or refinance, the Grace Indebtedness, or any of our other indebtedness, on acceptable terms.
All but one of our properties has been pledged as security for our indebtedness, and we expect we will be required to extend or refinance this indebtedness when it comes due. The Assumed Grace Indebtedness matures on May 1, 2016, subject to three (one-year) extension rights, and the Additional Grace Mortgage Loan matures on March 6, 2017, subject to one (one-year) extension right. The extensions on the Grace Indebtedness can only occur if certain conditions are met, including, in the case of the Assumed Grace Indebtedness, a condition with respect to the second and third extension terms that a minimum ratio of net operating income to debt outstanding be satisfied, and, in the case of the Additional Grace Mortgage Loan, a condition that a minimum debt service coverage ratio and maximum loan to value ratio be satisfied. There can be no assurance that we will be able to meet these conditions and extend these loans pursuant to their terms.

If we are not able to extend these loans or refinance them when they mature, we will be required to seek alternative financing to continue our operations. No assurance can be given that any extension, refinancing or alternative financing will be available when required or that we will be able to negotiate acceptable terms. Moreover, if interest rates are higher when these loans are refinanced or replaced with alternative financing, our cash flow would be reduced. This, in turn, would reduce cash available for distribution to our stockholders and may hinder our ability to raise more capital by issuing more stock or by borrowing more money.
Lenders may require us to enter into restrictive covenants relating to our operations, which could limit our ability to make distributions to our stockholders.
In connection with providing us financing, a lender could impose restrictions on us that affect our distribution and operating policies and our ability to incur additional debt. Loan documents we enter into may contain covenants that limit our ability to further mortgage the property, discontinue insurance coverage or replace our Advisor. These or other limitations, some of which are contained in the Grace Indebtedness, may adversely affect our flexibility and our ability to achieve our investment and operating objectives.
Increases in interest rates could increase the amount of our debt payments and adversely affect our ability to pay distributions to our stockholders.
We have incurred substantial indebtedness, of which $1,130.9 million outstanding as of February 27, 2015, among other things, bore interest at variable interest rates. Accordingly, increases in interest rates would increase our interest costs, which could reduce our cash flows and our ability to pay distributions to our stockholders. In addition, if we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments in properties at times that may not permit realization of the maximum return on such investments.
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
Interest-only and adjustable rate indebtedness may increase our risk of default.
We have financed our property acquisitions using interest-only mortgage and mezzanine indebtedness and may continue to do so in the future. As of February 27, 2015, all $1.176.4 million of our mortgage and mezzanine indebtedness and $64.8 million of our other indebtedness was interest-only. During the interest-only period, which may be the full term of the loan, the amount of each scheduled payment is less than that of a traditional amortizing loan. The principal balance of the loan will not be reduced (except in the case of prepayments) because there are no scheduled monthly payments of principal during this period. After the interest-only period, we will be required either to make scheduled payments of amortized principal and interest or to make a lump-sum or “balloon” payment at maturity. These required principal or balloon payments will increase the amount of our scheduled payments and may increase our risk of default under the related loan. Our ability to make a balloon payment at maturity is uncertain and may depend upon our ability to obtain additional financing or our ability to sell the financed property. At the time the balloon payment is due, we may or may not be able to refinance the balloon payment on terms as favorable as the original loan or sell the property at a price sufficient to make the balloon payment. The effect of a refinancing or sale could affect the rate of return to our stockholders and the projected time of disposition of our assets. In addition, payments of principal and interest made to service our debts may leave us with insufficient cash to pay the distributions that we are required to pay to maintain our qualification as a REIT. Any of these results would have a material adverse effect on the value of an investment in our common stock.
Substantial principal or balloon maturity payments will reduce the funds available for distribution to our stockholders because cash otherwise available for distribution will be required to pay principal and interest associated with these loans.
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

Variances in the yield curve may reduce our net income. The relationship between short-term and longer-term interest rates is often referred to as the “yield curve.” Short-term interest rates are ordinarily lower than longer-term interest rates. If short-term interest rates rise disproportionately relative to longer-term interest rates (a flattening of the yield curve), our borrowing costs may increase more rapidly than the interest income earned on our assets. Because our assets may bear interest based on longer-term rates than our borrowings, a flattening of the yield curve would tend to decrease our net income and the market value of our mortgage loan assets. Additionally, to the extent cash flows from investments that return scheduled and unscheduled principal are reinvested in mortgage loans, the spread between the yields of the new investments and available borrowing rates may decline, which would likely decrease our net income. It is also possible that short-term interest rates may exceed longer-term interest rates (a yield curve inversion), in which event our borrowing costs may exceed our interest income and we could incur operating losses.
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
Mezzanine loans involve greater risks of loss than senior loans secured by income-producing properties.
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
We intend to elect and qualify to be taxed as a REIT commencing with our taxable year ended December 31, 2014 and intend to operate in a manner that would allow us to continue to qualify as a REIT. However, we may terminate our REIT qualification, if our board of directors determines that not qualifying as a REIT is in our best interests, or inadvertently. Our qualification as a REIT depends upon our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. The REIT qualification requirements are extremely complex and interpretation of the U.S. federal income tax laws governing qualification as a REIT is limited. Furthermore, any opinion of our counsel, including tax counsel, as to our eligibility to qualify or remain qualified as a REIT is not binding on the Internal Revenue Service (the "IRS") and is not a guarantee that we will qualify, or continue to qualify, as a REIT. Accordingly, we cannot be certain that we will be successful in operating so we can qualify or remain qualified as a REIT. Our ability to satisfy the asset tests depends on our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals. Our compliance with the REIT income or quarterly asset requirements also depends on our ability to successfully manage the composition of our income and assets on an ongoing basis. Accordingly, if certain of our operations were to be recharacterized by the IRS, such recharacterization would jeopardize our ability to satisfy all requirements for qualification as a REIT. Furthermore, future legislative, judicial or administrative changes to the U.S. federal income tax laws could be applied retroactively, which could result in our disqualification as a REIT.
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
Our hotels are leased to a TRS which is owned by the OP.  Such TRS and other TRSs that we may form will be subject to applicable U.S. federal, state, local and foreign income tax on their taxable income. While we will be monitoring the aggregate value of the securities of our TRSs and intend to conduct our affairs so that such securities will represent less than 25% of the value of our total assets, there can be no assurance that we will be able to comply with the TRS limitation in all market conditions.
If our leases to our TRSs are not respected as true leases for U.S. federal income tax purposes, we would fail to qualify as a REIT.
To qualify as a REIT, we must satisfy two gross income tests, under which specified percentages of our gross income must be derived from certain sources, such as "rents from real property." In order for such rent to qualify as "rents from real property" for purposes of the REIT gross income tests, the leases must be respected as true leases for U.S. federal income tax purposes and not be treated as service contracts, joint ventures or some other type of arrangement. If our leases are not respected as true leases for U.S. federal income tax purposes, we would fail to qualify as a REIT.
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
If (a) we are a “pension-held REIT,” (b) a tax-exempt stockholder has incurred (or is deemed to have incurred) debt to purchase or hold our common stock, or (c) a holder of common stock is a certain type of tax-exempt stockholder, dividends on, and gains recognized on the sale of common stock by such tax-exempt stockholder may be subject to U.S. federal income tax as unrelated business taxable income under the Code.

Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
Our Hotels
On March 21, 2014, the Company acquired the Barceló Portfolio for an aggregate purchase price of approximately $110.1 million, exclusive of closing costs. The Barceló Portfolio consists of (i) three wholly owned hotel assets (the "Portfolio Owned Assets"), the Baltimore Courtyard Inner Harbor Hotel (the "Baltimore Courtyard"), the Courtyard Providence Downtown Hotel (the "Providence Courtyard") and the Homewood Suites by Hilton Stratford (the "Stratford Homewood Suites"); (ii) one leased asset, the Georgia Tech Hotel & Conference Center (the "Georgia Tech Hotel"); and (iii) equity interests in two joint ventures (the "Joint Venture Assets") that each own one hotel, the Westin Virginia Beach and the Hilton Garden Inn Blacksburg.
The following table presents certain additional information about the properties we owned at December 31, 2014:

Property	Location	Number of Rooms	Contract Purchase Price (In thousands)		Ownership Percentage of Hotel		Purchase Price per Room (In thousands)
Baltimore Courtyard	Baltimore, MD	205	$41,000		100%		$200.00
Providence Courtyard	Providence, RI	216	$35,500		100%		$164.35
Stratford Homewood Suites	Stratford, CT	135	$16,500		100%		$122.22
Georgia Tech Hotel	Atlanta, GA	252	$8,500		NA	(3)	$33.73	(1)
Westin Virginia Beach	Virginia Beach, VA	236	$3,465		30.53%		$14.68	(2)
Hilton Garden Inn Blacksburg	Blacksburg, VA	137	$1,535		24.00%		$11.20	(2)
		1,181	$106,500	(4)
(1) Represents the purchase price per room for the leasehold interest in the property
(2) Represents the purchase price per room for the equity interest in the joint venture
(3) The Company owns the leasehold interest in the property and accounts for it as an operating lease
(4) Represents the contract purchase price for the hotels. The aggregate purchase price for the total net operating assets acquired was $110.1 million.
NA - not applicable
Debt
On March 21, 2014, the Company, through indirect wholly owned subsidiaries of our OP, obtained a loan from German American Capital Corporation in the amount of $45.5 million secured by mortgages on the Baltimore Courtyard and the Providence Courtyard.
The following table sets forth the debt obligations secured by the Baltimore Courtyard and Providence Courtyard as of December 31, 2014:

Use of Proceeds	Principal Balance	Debt per Room	Interest Rate	Maturity Date
Baltimore Courtyard & Providence Courtyard	$45,500,000	$108,076	Fixed at 4.30%	April 2019

The Company’s promissory notes payable as of December 31, 2014 are as follows:

Use of Proceeds	Principal Balance	Debt per Room	Interest Rate	Maturity Date
Barceló acquisition	$63,074,000	$53,407	Fixed at 6.80%	See below
Property improvement plan	$1,775,000	$1,503	Fixed at 4.50%	March 2019
______________________________________________________________________________________________
The promissory notes payable for the Barceló acquisition originally consisted of the Portfolio Owned Assets and Joint Venture Assets promissory notes which had a maturity date of within ten business days after the Company raised equal to or greater than $150.0 million in common equity from the Offering. During the year ended December 31, 2014, the Company entered into an amendment to the Portfolio Owned Assets and Joint Venture Assets promissory notes whereby the promissory notes were combined into one note (the "Barceló Promissory Note") with an outstanding principal amount of $63.1 million. The Barceló Promissory Note has a maturity date of within ten business days after the Company raises $70.0 million in common equity from the Offering after the closing of the Grace Acquisition and payment of all acquisition related expenses (including payments to our Advisor and its affiliates), which has not yet occurred. There are no principal payments under the Barceló Promissory Note payable for 2015 and 2016, unless the contingent payment feature above is satisfied by raising equal to or greater than $70.0 million in common equity from the Offering after the closing of the Grace Acquisition and payment of all acquisition related expenses (including payments to our Advisor and its affiliates). An aggregate of $3.5 million of deferred consideration in connection with the acquisition of the Barceló Portfolio is due concurrently with the Barceló Promissory Note.
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
Holders
As of March 15, 2015, we had 15,095,634 shares of common stock outstanding held by a total of 8,651 stockholders.
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
On February 3, 2014, the Company's board of directors declared distributions payable to stockholders of record each day during the applicable month at a rate equal to $0.0000465753 per day, or $1.70 per annum, per share of common stock. The first distribution was paid in May 2014 to holders of record in April 2014. The distributions are payable by the fifth day following each month end to stockholders of record at the close of business each day during the prior month. Additionally, our organizational documents permit us to pay distributions from unlimited amounts of any source and we may use sources other than operating cash flows to fund distributions, including proceeds from our Offering, which may reduce the amount of capital we ultimately invest in properties or other permitted investments and negatively impact the value of our stockholders' investment.
Cash used to pay our distributions may be generated from funds received from property operating results, refinancings, the sale of our preferred and common stock and contributions from our Advisor. During the year ended December 31, 2014, cash used to pay our distributions was generated from proceeds from common stock and common stock issued under the DRIP. Following the Grace Acquisition, we expect that we will use funds received from operating activities to pay a greater proportion of our distributions and will be able to reduce, and in the future eliminate, the use of funds from the sale of common stock to pay distributions. Distribution payments are dependent on the availability of funds. Our board of directors may reduce the amount of distributions to be paid or suspend distribution payments at any time, therefore distribution payments are not assured. As of December 31, 2014 and 2013, distributions paid totaled $3.5 million and $0, respectively.

Share-based Compensation
The Company has an employee and director incentive restricted share plan (the “RSP”), which provides the Company with the ability to grant awards of restricted shares to the Company’s directors, officers and employees (if the Company ever has direct employees); employees of the Advisor and its affiliates; employees of entities that provide services to the Company; directors of the Advisor or of entities that provide services to the Company; or certain consultants to the Advisor and its affiliates. The total number of shares of common stock granted under the RSP shall not exceed 5% of the Company’s authorized shares of common stock pursuant to the offering and in any event will not exceed 4.0 million shares (as such number may be adjusted for stock splits, stock dividends, combinations and similar events).
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
As of December 31, 2014 and 2013, the Company has granted 6,665 and 0 restricted shares of common stock, respectively.
Recent Sale of Unregistered Equity Securities
We did not sell any equity securities that were not registered under the Securities Act during the period ended December 31, 2014.
Use of Proceeds from Sales of Registered Securities
On January 7, 2014, the we commenced our IPO on a "reasonable best efforts" basis of up to 80,000,000 shares of common stock, $0.01 par value per share, at a price of $25.00 per share, subject to certain volume and other discounts, pursuant to a registration statement on Form S-11 (File No. 333-190698), as amended (the "Registration Statement"), filed with the U.S. Securities and Exchange Commission (the "SEC") under the Securities Act of 1933, as amended. The Registration Statement also covers up to 21,052,631 shares of common stock available pursuant to the DRIP under which our common stockholders may elect to have their distributions reinvested in additional shares of our common stock. On February 3, 2014, we received and accepted subscriptions in excess of the minimum offering amount of $2.0 million in Offering proceeds, broke escrow and issued shares of common stock to the initial investors who were admitted as stockholders. As of December 31, 2014, we had 10.2 million shares of common stock outstanding and had received total gross proceeds from the IPO of approximately $252.9 million, including shares issued under the DRIP.
At December 31, 2014, we had incurred organization and offering costs in the amounts set forth below (in thousands):

	Year Ended December 31,
(In thousands)	2014	2013
Selling commissions and dealer manager fees	$23,954	$—
Other offering costs	5,936	1,505
Total offering costs	$29,890	$1,505
Other organization and offering costs include non-recurring legal and due diligence fees related to the initial process of acquiring an effective Registration Statement. As of December 31, 2014, cumulative offering costs included $31.4 million of offering costs reimbursements incurred from the Advisor and Dealer Manager, including commission and dealer manager fees. We are obligated to reimburse our Advisor or its affiliates, as applicable, for organization and offering costs paid by them on our behalf, provided that our Advisor is obligated to reimburse us to the extent organization and offering costs (excluding selling commissions and the dealer manager fee) incurred by us in our Offering exceed 2.0% of gross offering proceeds. Selling commissions and dealer manager fees cannot exceed 10.0% of the offering price. As a result, the cumulative offering costs paid by us cannot exceed 12.0% of the gross proceeds determined at the end of the Offering. Cumulative offering costs, net of unpaid amounts, were less than the 12.0% threshold as of December 31, 2014.
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
Whether our Advisor has begun NAV calculations or not, our SRP immediately will terminate if our shares are listed on any national securities exchange. In addition, our board of directors may amend, suspend (in whole or in part) or terminate our SRP at any time upon 30 days’ notice. Further, our board of directors reserves the right, in its sole discretion, to reject any requests for repurchases. As of December 31, 2014, no shares were eligible to be redeemed under the SRP.
Item 6. Selected Financial Data.
The following selected financial data as of December 31, 2014, and the years ended December 31, 2014 and 2013, should be read in conjunction with the accompanying consolidated/combined financial statements of American Realty Capital Hospitality Trust, Inc. and the notes thereto and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" below. The Predecessor represents hospitality assets and operations owned by Barceló Crestline Corporation and its consolidated subsidiaries. The selected financial data for the consolidated financial statements of the Company as of and for the year ended December 31, 2013 is not presented as we had not broken escrow, purchased our first properties or commenced operations as of December 31, 2013.

Balance sheet data (In thousands)	Successor	Predecessor
	December 31, 2014	December 31, 2013	December 31, 2012
Total real estate investments, at cost	$98,545	$147,531	$144,843
Total assets	333,374	135,242	136,009
Mortgage notes payable	45,500	41,449	38,400
Total liabilities	131,579	46,746	43,879
Total equity	201,795	88,496	92,130

	Successor	Predecessor
	For the Period from March 21 to December 31, 2014	For the Period from January 1 to March 20, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Operating data (In thousands)
Total revenues	$34,871	$8,245	$39,797	$39,785

Operating expenses:
Rooms	5,411	1,405	6,340	6,092
Food and beverage	3,785	1,042	4,461	4,500
Management fees - related party	1,498	289	1,471	1,419
Other property-level operating costs	13,049	3,490	15,590	15,437
Depreciation and amortization	2,796	994	5,105	5,170
Loss on disposal of property and equipment	—	—	74	—
Lease expense	3,879	933	4,321	4,312
Total operating expenses	30,418	8,153	37,362	36,930
Income from operations	4,453	92	2,435	2,855
Other income (expenses):
Interest revenue	103	—	—	1
Interest expense	(5,958)	(531)	(2,265)	(2,884)
Acquisition and transaction related costs	(10,884)	—	—	—
Loss on change in fair value of interest rate swaps	—	—	—	(400)
Equity in earnings (losses) of unconsolidated entities	352	(166)	(65)	(442)
General and administrative	(2,316)	—	—	—
Total other expenses	(18,703)	(697)	(2,330)	(3,725)
Net income (loss)	$(14,841)	$(605)	$105	$(870)
Other data:
Cash flows provided by (used in) operations	$(9,650)	$(556)	$5,818	$5,875
Cash flows used in investing activities	(122,082)	$(551)	(2,273)	(795)
Cash flows provided by (used in) financing activities	263,593	(937)	(677)	(3,314)

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read in conjunction with our accompanying consolidated/combined financial statements. The following information contains forward-looking statements, which are subject to risks and uncertainties. Should one or more of these risks or uncertainties materialize, actual results may differ materially from those expressed or implied by the forward-looking statements. Please see "Forward-Looking Statements" elsewhere in this report for a description of these risks and uncertainties.
Overview
American Realty Capital Hospitality Trust, Inc. was incorporated on July 25, 2013 as a Maryland corporation and intends to qualify as a REIT beginning with the taxable year ended December 31, 2014. We were formed primarily to acquire lodging properties in the midscale limited service, extended stay, select service, upscale select service, and upper upscale full service segments within the hospitality sector. We have no limitation as to the brand of franchise or license with which our hotels will be associated. All such properties may be acquired by us alone or jointly with another party. We may also originate or acquire first mortgage loans secured by real estate and invest in other real estate-related debt. As of December 31, 2014, we have acquired interests in six hotels through fee simple, leasehold and joint venture interests, which we refer to as the Barceló Portfolio.
On January 7, 2014, we commenced our IPO on a "reasonable best efforts" basis of up to 80,000,000 shares of common stock, $0.01 par value per share, at a price of $25.00 per share, subject to certain volume and other discounts, pursuant to the Registration Statement, filed with the SEC under the Securities Act. The Registration Statement also covers up to 21,052,631 shares of common stock available pursuant to the DRIP under which our common stockholders may elect to have their distributions reinvested in additional shares of common stock.
Until the NAV pricing date, the per share purchase price in the IPO will be up to $25.00 per share (including the maximum allowed to be charged for commissions and fees) and shares issued under the DRIP will initially be equal to $23.75 per share, which is 95% of the initial per share offering price in the IPO. Thereafter, the per share purchase price will vary quarterly and will be equal to our NAV per share plus applicable commissions and fees in the case of the primary offering and the per share purchase price in the DRIP will be equal to the NAV per share. On February 3, 2014, we received and accepted subscriptions in excess of the minimum offering amount of $2.0 million in Offering proceeds, broke escrow and issued shares of common stock to the initial investors who were admitted as stockholders. As of December 31, 2014, we had 10.2 million shares of stock outstanding and had received total gross proceeds from the IPO of approximately $252.9 million, including shares issued under the DRIP. As of December 31, 2014, the aggregate value of all the common stock outstanding was $254.0 million based on a per share value of $25.00 (or $23.75 for shares issued under the DRIP).
Substantially all of our business is conducted through the OP. We are the sole general partner and hold substantially all of the OP Units. Additionally, the Special Limited Partner contributed $2,020 to the OP in exchange for 90 OP Units, which represents a nominal percentage of the aggregate OP ownership. The holders of OP Units have the right to convert OP Units for the cash value of a corresponding number of shares of common stock or, at the option of the OP, a corresponding number of shares of common stock in accordance with the limited partnership agreement of the OP. The remaining rights of the limited partner interests are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP's assets.
We have no direct employees. We have retained the Advisor to manage certain aspects of our affairs on a day-to-day basis. The Property Manager serves as our property manager and the Property Manager has retained the Sub-Property Manager, an entity under common control with the parent of the Sponsor to provide services, including locating investments, negotiating financing and operating certain hotel assets in our portfolio. The Dealer Manager, an entity under common control with the parent of our Sponsor serves as the dealer manager of the offering. The Advisor, Special Limited Partner, Property Manager, Sub-Property Manager and Dealer Manager are related parties and receive fees, distributions and other compensation for services related to the Offering and the investment and management our assets.
The results of operations for the period from January 1 to March 20, 2014 for the Barceló Portfolio (the "Predecessor") and for the period from March 21 to December 31, 2014 for us are not necessarily indicative of the results for the entire year. Certain prior period amounts have been reclassified to conform to current period presentation.
Grace Acquisition
On May 23, 2014, we entered into a Real Estate Sale Agreement to acquire the 126 hotels from the sellers of the Grace Portfolio. On November 11, 2014, the Real Estate Sale Agreement was amended and restated to incorporate all amendments made to that date (the "Amended Purchase Agreement"). The Amended Purchase Agreement reduced the number of hotels to be acquired to the 116 hotels currently comprising the Grace Portfolio for an aggregate purchase price of $1.808 billion, exclusive of closing costs and changed the scheduled close date to February 27, 2015.
As of December 31, 2014, the acquisition of the Grace Portfolio had not been completed. On February 27, 2015, we acquired the Grace Portfolio, and as anticipated pursuant to the terms of the Amended Purchase Agreement, we funded approximately $230.1 million of the purchase price with cash generated through our Offering, funding approximately $903.9 million through the assumption of the Assumed Grace Indebtedness comprising the Assumed Grace Mortgage Loan and the Assumed Grace Mezzanine Loan, and approximately $227.0 million through the Additional Grace Mortgage Loan. The Assumed Grace Mortgage Loan is approximately $801.1 million at an interest rate of London Interbank Offered Rate ("LIBOR") plus 3.11%, or 3.28% as of February 27, 2015, and the Assumed Grace Mezzanine Loan is approximately $102.8 million at an interest rate of LIBOR plus 4.77% or 4.94% as of February 27, 2015. The Assumed Grace Indebtedness is secured by 96 of the 116 hotels in the Grace Portfolio and matures on May 1, 2016, subject to three (one-year) extension rights which, if all three are exercised, result in an outside maturity date of May 1, 2019. The Additional Grace Mortgage Loan is secured by 20 of the 116 hotels in the Portfolio and an additional hotel property already owned by a subsidiary of our OP and part of the Barceló Portfolio. The Additional Grace Mortgage Loan will mature on March 6, 2017, subject to a one-year extension right, which, if exercised, would result in an outside maturity date of March 6, 2018 and has an interest rate equal to the greater of (i) a floating rate of interest equal to LIBOR plus 6.00% and (ii) 6.25%, or 6.25% as of February 27, 2015.
The remaining $447.1 million of the contract purchase price was satisfied by the issuance of the Grace Preferred Equity Interests in two newly-formed Delaware limited liability companies, each of which is an indirect subsidiary of our company and an indirect owner of the Grace Portfolio. The holders of the Grace Preferred Equity Interests are entitled to monthly distributions at a rate of 7.50% per annum for the first 18 months following closing and 8.00% per annum thereafter. On liquidation, the holders of the Grace Preferred Equity Interests will be entitled to receive their original value (as reduced by redemptions) prior to any distributions being made to us or our shareholders. After the earlier to occur of either (i) the date of repayment in full of our currently outstanding unsecured obligations in the original principal amount of approximately $63.1 million (together with the approximately $3.5 million deferred payment with respect to the March 2014 acquisition of the Georgia Tech Hotel & Conference Center, which is due concurrently), which represents the Barceló Acquisition Promissory Note (See Note 7 - Promissory Notes Payable), or (ii) the date the gross amount of IPO proceeds received by us following the acquisition of the Grace Portfolio and payment of all acquisition related expenses (including payments to our Advisor and its affiliates) exceeds $100.0 million, we will be required to use 35.0% of any IPO proceeds to redeem the Grace Preferred Equity Interests at par, up to a maximum of $350.0 million in redemptions for any 12-month period. We will also be required, in certain circumstances, to apply debt proceeds to redeem the Grace Preferred Equity Interests at par. As of February 27, 2018, we will be required to have redeemed 50.0% of the Grace Preferred Equity Interests, and we will be required to redeem 100.0% of the Grace Preferred Equity Interests remaining outstanding at the earlier of (i) 90 days following the stated maturity date (including extension options) under the Assumed Grace Indebtedness, and (ii) February 27, 2019. In addition, we will have the right, at our option, to redeem the Grace Preferred Equity Interests, in whole or in part, at any time at par. The holders of the Grace Preferred Equity Interests will have certain consent rights over major actions by us relating to the Grace Portfolio. If we are unable to satisfy the redemption, distribution or other requirements of the Grace Preferred Equity Interests (including if there is a default under the related guarantees provided by our company, our operating partnership and the individual principals of the parent of our Sponsor), the holders of the Grace Preferred Equity Interests have certain rights, including the ability to assume control of the operations of the Grace Portfolio through the assumption of control of the two newly-formed Delaware limited liability companies. Due to the fact that the Grace Preferred Equity Interests will be mandatorily redeemable and certain of their other characteristics, the Grace Preferred Equity Interests will be treated as debt in accordance with accounting principles generally accepted in the United States of America ("GAAP").
Significant Accounting Estimates and Critical Accounting Policies
Principles of Consolidation and Basis of Presentation
The accompanying consolidated/combined financial statements include our accounts and our subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation. In determining whether we have a controlling financial interest in a joint venture and the requirement to consolidate the accounts of that entity, management considers factors such as ownership interest, authority to make decisions and contractual and substantive participating rights of the other partners or members as well as whether the entity is a variable interest entity for which we have the primary beneficiary.
The Predecessor represents hospitality assets and operations owned by Barceló Crestline Corporation and its consolidated subsidiaries ("BCC"), which historically have been maintained in various legal entities. Historically, financial statements have not been prepared for the Predecessor as a discrete stand-alone entity. The accompanying consolidated/combined financial statements for the Predecessor as of December 31, 2013, for the period from January 1 to March 20, 2014 and for the year ended December 31, 2013 have been derived from the historical accounting records of BCC and reflect the assets, liabilities, equity, revenue and expenses directly attributable to the Predecessor, as well as allocations deemed reasonable by management, to present the combined financial position, results of operations, changes in equity, and cash flows of the Predecessor on a stand-alone basis. Included in the accompanying consolidated/combined statement of operations for the period from March 21 to December 31, 2014 is $0.2 million of costs related to us for the period from January 1 to March 20, 2014.
Real Estate Investments and Below-Market Lease
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
A disposal of one of our components or a group of our components is required to be reported in discontinued operations only if the disposal represents a strategic shift that has, or will have, a major effect on our operations and financial results. We are required to present, for each comparative period, the assets and liabilities of a disposal group that includes a discontinued operation separately in the asset and liability sections, respectively, of the statement of financial position. As a result, the operations of sold properties through the date of their disposal will be included in continuing operations, unless the sale represents a strategic shift. However, the gain or loss on the sale of a property will be reported separately below income from continuing operations.
The below-market lease intangible is based on the difference between the market rent and the contractual rent and is discounted to a present value using an interest rate reflecting our current assessment of the risk associated with the lease acquired. Acquired lease intangible assets are amortized over the remaining lease term. The amortization of a below-market lease is recorded as an increase to rent expense on the consolidated/combined statements of operations.
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
Income Taxes
We intend to elect and qualify to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code commencing with our tax year ended December 31, 2014. In order to qualify as a REIT, we must annually distribute to our stockholders 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding net capital gain, and must comply with various other organizational and operational requirements. If we qualify for taxation as a REIT, we generally will not be subject to federal corporate income tax on that portion of our REIT taxable income that we distribute to our stockholders and complies with various other organizational and operational requirements applicable to it as a REIT. Even if we qualify for taxation as a REIT, it may be subject to certain state and local taxes on its income, property tax and federal income and excise taxes on its undistributed income. Our hotels are leased to a taxable REIT subsidiary ("TRS") which is a wholly owned subsidiary of the OP. The TRS is subject to federal, state and local income taxes.
Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for net operating loss, capital loss, and tax credit carryovers. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which such amounts are expected to be realized or settled. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in earnings in the period when the new rate is enacted. However, deferred tax assets are recognized only to the extent that it is more likely than not that they will be realized based on consideration of available evidence, including future reversals of existing taxable temporary differences, future projected taxable income and tax planning strategies.
GAAP prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. We must determine whether it is "more-likely-than-not" that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon settlement in order to determine the amount of benefit to recognize in the financial statements. This accounting standard applies to all tax positions related to income taxes. We recognize accrued interest related to unrecognized tax benefits in interest expense and penalties in operating expenses.
Reportable Segments
We have determined that we have one reportable segment, with activities related to investing in real estate. Our investments in real estate generate room revenue and other income through the operation of the properties, which comprise 100% of the total consolidated/combined revenues. Management evaluates the operating performance of our investments in real estate on an individual property level, none of which represent a reportable segment.

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
Results of Operations
The results of operations for the accompanying consolidated/combined financial statements discussed below include the combined results for us and the Predecessor for the year ended December 31, 2014 and the results of the Predecessor for the year ended December 31, 2013. The cash flows for the accompanying consolidated/combined financial statements discussed below include only the results for us for the period from March 21 to December 31, 2014 and the results for the Predecessor for the year ended December 31, 2013.
The Barceló Portfolio consists of (i) three wholly owned hotel assets, the Baltimore Courtyard, the Providence Courtyard and the Stratford Homewood Suites; (ii) one leased asset, the Georgia Tech Hotel; and (iii) equity interests in two joint ventures that each own one hotel, the Westin Virginia Beach and the Hilton Garden Inn Blacksburg.
Comparison of the Year Ended December 31, 2014 to the Year Ended December 31, 2013
Room revenues for the portfolio were $32.2 million for the year ended December 31, 2014, compared to room revenues of $30.5 million for the year ended December 31, 2013. RevPAR for the total portfolio increased 6.2% year-over-year for the year ended December 31, 2014. The RevPAR growth rates reflect the percentage change from the prior year’s results.
Occ, ADR and RevPAR results are presented in the following tables to reflect certain operating information for the portfolio.

	Year Ended
Total Portfolio	December 31, 2014	December 31, 2013
Number of rooms	1,181	1,181
Occ	74.3%	71.3%
ADR	$140.44	$137.94
RevPAR	$104.40	$98.33
RevPAR growth rate	6.2%	NA

	Year Ended
Consolidated Assets	December 31, 2014	December 31, 2013
Number of rooms	556	556
Occ	75.7%	74.6%
ADR	$147.77	$145.62
RevPAR	$111.86	$108.56
RevPAR growth rate	3.0%	NA

	Year Ended
Unconsolidated Joint Ventures	December 31, 2014	December 31, 2013
Number of rooms	373	373
Occ	72.7%	69.5%
ADR	$129.39	$125.81
RevPAR	$94.13	$87.39
RevPAR growth rate	7.7%	NA

	Year Ended
Leasehold Interest	December 31, 2014	December 31, 2013
Number of rooms	252	252
Occ	73.7%	66.8%
ADR	$139.97	$137.70
RevPAR	$103.14	$91.94
RevPAR growth rate	12.2%	NA
The RevPAR rates for the year ended December 31, 2014 compared to the year ended December 31, 2013 is the result of the growth in the hotels’ ADR and occupancy, particularly at the Baltimore Courtyard due to now completed renovations to the lobby and improvements to the restaurant and bar and higher RevPAR growth in the greater Baltimore market. These renovations also resulted in a lower occupancy at the hotel in 2013. Also contributing to the higher RevPAR was an increase in both transient and group occupied rooms at the Georgia Tech Hotel as a result of higher occupancy overall in the Atlanta market and the efforts of the Sub-Property Manager to improve the operations of the hotel which included appointing a new hotel general manager. Occupancy also increased at the Westin Virginia Beach primarily as a result of an increase in occupancy in the Virginia Beach market. These increases were offset by a decrease in RevPAR at Stratford Homewood Suites which had a higher occupancy than normal in the first quarter of 2013 as a result of people displaced from their homes by Hurricane Sandy.

Other non-room operating revenues for the portfolio include food and beverage (16.6% and 15.7% of total revenues for the year ended December 31, 2014 and 2013, respectively) and other ancillary revenues such as conference center, market, parking, telephone and cancellation fees (8.7% and 7.6% of total revenues for the year ended December 31, 2014 and 2013, respectively). The increase compared to 2013 is primarily driven by higher occupancy and group related revenue, such as group meetings and conferences, at the Georgia Tech Hotel.
Hotel operating expenses increased slightly for the year ended December 31, 2014 compared to the year ended December 31, 2013 mainly due to increased room and other property-level expenses at the Baltimore Courtyard and Georgia Tech Hotel as a result of higher occupancy.
Cash Flows for the Period from March 21 to December 31, 2014
Net cash used in operating activities for the period from March 21 to December 31, 2014 was $9.7 million. Cash outflows were primarily driven by a net loss of $14.8 million, which was, in turn, largely the result of the amount of transaction fees related to the acquisition of the Barceló Portfolio and the Grace Acquisition and an increase in prepaid expenses and other assets of $7.9 million as a result of prepaid acquisition expenses for the Grace Acquisition and the receivable from the Dealer Manager for the shares sold on the last day of the year of $1.6 million. These were offset by depreciation and amortization of $2.8 million, an increase in due to affiliates of $5.0 million, mainly related to services provided to us related to the Grace Acquisition and an increase in accounts payable and accrued expenses of $5.0 million related to the deferred payment and contingent consideration from the acquisition of the Barceló Portfolio.
Net cash used in investing activities for the period from March 21 to December 31, 2014 was $122.1 million. Cash outflows were primarily driven by the acquisition of the Barceló Portfolio for $41.4 million, the deposit on the Grace Acquisition of $75.0 million, an increase in restricted cash of $2.0 million related to requirements of the new mortgage note payable and $3.7 million of improvements at the properties, primarily due to renovations at the Stratford Homewood Suites.
Net cash provided by financing activities for the period from March 21 to December 31, 2014 was $263.6 million. Cash inflows were primarily driven by proceeds from the mortgage note payable of $45.5 million and proceeds from the issuance of common stock of $249.6 million. These were offset by the payment of offering costs of $28.1 million and the payment of deferred financing fees of $2.6 million. During the period from March 21 to December 31, 2014, we received proceeds of $40.5 million from an affiliate note payable to fund the deposit on the Grace Acquisition which was then repaid in full.
Cash Flows for the Predecessor for the Year Ended December 31, 2013
Net cash provided by operating activities for the year ended December 31, 2013 was $5.8 million. Cash inflows were primarily driven by depreciation and amortization of $5.1 million, offset by a decrease in accounts payable and accrued expenses of $0.2 million and in prepaid expenses and other assets of $0.5 million.
Net cash used in investing activities for the year ended December 31, 2013 was $2.3 million. Cash outflows primarily were driven by the purchases of property and equipment related to renovations at the Baltimore Courtyard of $3.4 million and a decrease in restricted cash of $1.2 million.
Net cash used by financing activities for the year ended December 31, 2013 was $0.7 million. Cash inflows were primarily driven by contributions from the members of the Predecessor of $0.2 million and proceeds from the mortgage note payable of $3.4 million which was used to pay for the Baltimore Courtyard renovations. These were offset by distributions to the members of the Predecessor of $3.9 million and $0.4 million of repayments of the mortgage note payable.
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
On February 3, 2014, we had raised proceeds sufficient to break escrow in connection with our Offering. We received and accepted aggregate subscriptions in excess of the $2.0 million minimum and issued shares of common stock to our initial investors who were simultaneously admitted as stockholders. We purchased our first properties and commenced our real estate operation on March 21, 2014. As of December 31, 2014, we owned the Barceló Portfolio through fee simple, leasehold and joint venture interests with an aggregate purchase price of approximately $110.1 million. As of December 31, 2014, we had 10.2 million shares of common stock outstanding, including share issued under the DRIP for total gross proceeds of $252.9 million since the date of inception.
As of December 31, 2014, we had cash of $131.9 million and our principal demands for cash were to fund the portion of the purchase price of the Grace Acquisition we expected to cover with cash generated through the Offering and to pay our operating and administrative expenses, continuing debt service obligations and distributions to our stockholders.

We expect to make substantial capital improvements to our hotel properties, including the hotels in the Grace Portfolio. In connection with the acquisition of the Grace Portfolio, our franchisors required property improvements plans, or PIPs, which set forth their renovation requirements. In addition, pursuant to the terms of the Assumed Grace Indebtedness, we are required to make an aggregate of $73.5 million in periodic PIP reserve deposits during 2015 and 2016 to cover a portion of the estimated costs of the PIPs on the total 96 hotels collateralizing that debt. In addition, pursuant to a guaranty entered into in connection with the Assumed Grace Indebtedness, we are required to guarantee the difference between (i) the cost of the PIPs with respect to those 96 hotels during the 24-month period following the acquisition of the Grace Portfolio, estimated to be $102.0 million, and (ii) the amount actually deposited into the PIP reserve with respect to the Assumed Grace Indebtedness. Pursuant to the terms of the Additional Grace Mortgage Loan, we are required to make an aggregate of $20.0 million in periodic PIP reserve deposits during 2015 and 2016 to cover a portion of the estimated costs of the PIPs on the total 21 hotels collateralizing that debt. The Grace Indebtedness also requires us to deposit 4.0% of the gross revenue of the hotels into a separate account for the ongoing replacement or refurbishment of furniture, fixtures and equipment at the hotels. We expect to fund capital expenditure from proceeds from the Offering and cash provided by operations. However, if liquidity from these sources is insufficient to cover our commitments, it may be necessary to obtain additional funds by borrowing, refinancing properties or liquidating our investment in one or more properties. There is no assurance that such funds will be available, or if available, that the terms will be acceptable to us or commercially reasonable.
We have acquired, and intend to continue acquiring our assets with cash and mortgage or other debt, but we also may acquire assets free and clear of permanent mortgage or other indebtedness by paying the entire purchase price for the asset in cash or in OP Units.
We use debt financing as a source of capital. Under our charter, the maximum amount of our total indebtedness may not exceed 300% of our total "net assets" (as defined in our charter) as of the date of any borrowing, which is generally expected to be approximately 75% of the cost of our investments; however, we may exceed that limit if such excess is approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for exceeding such limit. This charter limitation, however, does not apply to individual real estate assets or investments.
Prior to our entry into the Grace Acquisition agreement in May 2014, a majority of our independent directors waived the total portfolio leverage requirement of our charter with respect to the Grace Acquisition should such total portfolio leverage exceed 300% of our total “net assets” (as defined in our charter) upon closing of the Grace Acquisition.
As of December 31, 2014, we had a secured mortgage note payable of $45.5 million and promissory notes payable of $64.8 million. As of February 27, 2015, our debt obligations had increased to $1,688.3 million (including the Grace Preferred Equity Interests, which are treated as debt for accounting purposes) due to the acquisition of the Grace Portfolio. Accordingly, following the acquisition of the Grace Portfolio, our total portfolio leverage (which includes the Grace Preferred Equity Interests) significantly exceeded this 300% limit, and we expect it will continue to do so for some time. We intend to use substantially all available offering proceeds following the Grace Acquisition to reduce our borrowings to our intended limit, which is below the 300% maximum limit. Following the acquisition of the Grace Portfolio in February 2015, the principal amount of our outstanding secured financing, which excludes the Grace Preferred Equity Interests, is approximately 60% of the total value of our real estate investments and our other assets.
As of December 31, 2014, all of the cash distributions paid since the commencement of the Offering had been funded from Offering proceeds including Offering proceeds which were reinvested in common stock issued pursuant to the DRIP. We anticipate that, following the completion of the Grace Acquisition, adequate cash will be generated from operations to fund our operating and administrative expenses, continuing debt service obligations and the payment of distributions, but there is no assurance we will be able to do so. Our ability to finance our operations is subject to some uncertainties. Our ability to generate working capital is dependent on our ability to attract and retain hotel brands and the economic and business environments of the various markets in which our properties are located. Our ability to sell our assets is partially dependent upon the state of real estate markets and the ability of purchasers to obtain financing at reasonable commercial rates, as well as our ability to obtain the consent of the holders of the Grace Preferred Equity Interests with respect to some of our properties and to meet any applicable requirements of the Grace Indebtedness. In general, our policy will be to pay distributions from cash flow from operations. However, if we have not generated sufficient cash flow from our operations and other sources, such as from borrowings, advances from our Advisor, our Advisor’s deferral, suspension and/or waiver of its fees and expense reimbursements, to fund distributions, we may use and have used the Offering proceeds. Moreover, our board of directors may change this policy, in its sole discretion, at any time.
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
We define FFO, a non-GAAP measure, consistent with the standards established by the White Paper on FFO approved by the Board of Governors of NAREIT, as revised in February 2004 (the "White Paper"). The White Paper defines FFO as net income or loss computed in accordance with GAAP, excluding gains or losses from sales of real estate and asset impairment writedowns, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO. Our FFO calculation complies with NAREIT’s policy described above.
The historical accounting convention used for real estate assets requires straight-line depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably over time, especially if such assets are not adequately maintained or repaired and renovated as required by relevant circumstances and/or expected by customers or franchisors for operational purposes in order to maintain the value disclosed. We believe that, since real estate values historically rise and fall with market conditions, including inflation, interest rates, the business cycle, unemployment and consumer spending, presentations of operating results for a REIT using historical accounting for depreciation may not be fully informative. Additionally, we believe it is appropriate to disregard impairment charges, as this is a fair value adjustment that is largely based on market fluctuations and assessments regarding general market conditions which can change over time. An asset will only be evaluated for impairment if certain impairment indicators exist and if the carrying, or book value, exceeds the total estimated undiscounted future cash flows (including operating revenues, net proceeds on the sale of the property, and any other ancillary cash flows at a property or group level under GAAP) from such asset. Determinations of whether impairment charges have been incurred are based partly on anticipated operating performance, because estimated undiscounted future cash flows from a property, including estimated future net operating revenues, net proceeds on the sale of the property, and certain other ancillary cash flows, are taken into account in determining whether an impairment charge has been incurred. While impairment charges are excluded from the calculation of FFO as described above, because impairments are based on estimated undiscounted future cash flows and the relatively limited term of our operations, it could be difficult to recover any impairment charges.
Historical accounting for real estate involves the use of GAAP. Any other method of accounting for real estate such as the fair value method cannot be construed to be any more accurate or relevant than the comparable methodologies of real estate valuation found in GAAP. Nevertheless, we believe that the use of FFO, which excludes the impact of depreciation and amortization and impairments, provides a more complete understanding of our performance to investors and to management, and when compared year over year, reflects the impact on our operations from trends in occupancy rates, ADR, operating costs, general and administrative expenses, and interest costs, which may not be immediately apparent from net income. However, FFO and modified funds from operations ("MFFO"), as described below, should not be construed to be more relevant or accurate than the current GAAP methodology in calculating net income or in its applicability in evaluating our operating performance. The method utilized to evaluate the value and performance of real estate under GAAP should be construed as a more relevant measure of operational performance and considered more prominently than the non-GAAP FFO and MFFO measures and the adjustments to GAAP in calculating FFO and MFFO.
There have been changes in the accounting and reporting promulgations under GAAP that were put into effect in 2009 subsequent to the establishment of NAREIT's definition of FFO, such as the change to expense as incurred rather than capitalize and depreciate acquisition fees and expenses incurred for business combinations. Management believes these fees and expenses do not affect our overall long-term operating performance. Publicly registered, non-listed REITs typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operation, but have a limited and defined acquisition period. Due to the above factors and other unique features of publicly registered, non-listed REITs, the Investment Program Association (the "IPA"), an industry trade group, has standardized a measure known as MFFO, which the IPA has recommended as a supplemental measure for publicly registered non-listed REITs and which we believe to be another appropriate supplemental measure to reflect the operating performance of a non-listed REIT having the characteristics described above. MFFO is not equivalent to our net income or loss as determined under GAAP, and MFFO may not be a useful measure of the impact of long-term operating performance on value if we continue to purchase a significant amount of new assets. We believe that, because MFFO excludes costs that we consider more reflective of investing activities and other non-operating items included in FFO and also excludes acquisition fees and expenses that affect operations only in periods in which properties are acquired, MFFO can provide, on a going forward basis, an indication of the sustainability (that is, the capacity to continue to be maintained) of our operating performance after the period in which we are acquiring properties and once our portfolio is stabilized. By providing MFFO, we believe we are presenting useful information that assists investors and analysts to better assess the sustainability of our operating performance after our offering has been completed and our portfolio has been stabilized. We also believe that MFFO is a recognized measure of sustainable operating performance by the non-listed REIT industry.
We define MFFO, a non-GAAP measure, consistent with the IPA’s Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations, or the Practice Guideline, issued by the IPA in November 2010. The Practice Guideline defines MFFO as FFO further adjusted for the following items, as applicable, included in the determination of GAAP net income: acquisition fees and expenses; amounts relating to amortization of above and below market leases and liabilities (which are adjusted in order to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the lease payments); accretion of discounts and amortization of premiums on debt investments; mark-to-market adjustments included in net income; gains or losses included in net income from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, and after adjustments for consolidated and unconsolidated partnerships and joint ventures, with such adjustments calculated to reflect MFFO on the same basis. The accretion of discounts and amortization of premiums on debt investments, gains and losses on hedges, foreign exchange, derivatives or securities holdings, unrealized gains and losses resulting from consolidations, as well as other listed cash flow adjustments are adjustments made to net income in calculating the cash flows provided by operating activities and, in some cases, reflect gains or losses which are unrealized and may not ultimately be realized.
Our MFFO calculation complies with the IPA’s Practice Guideline described above. In calculating MFFO, we exclude acquisition related expenses, fair value adjustments of derivative financial instruments and the adjustments of such items related to noncontrolling interests. Under GAAP, acquisition fees and expenses are characterized as operating expenses in determining operating net income during the period in which the asset is acquired. These expenses are paid in cash by us and therefore such funds will not be available to invest in other assets, pay operating expenses or fund distributions. MFFO that excludes such costs and expenses would only be comparable to that of non-listed REITs that have completed their acquisition activities and have similar operating characteristics as us. Further, under GAAP, certain contemplated non-cash fair value and other non-cash adjustments are considered operating non-cash adjustments to net income in determining cash flow from operating activities. In addition, we view fair value adjustments of derivatives as items which are unrealized and may not ultimately be realized. We view both gains and losses from dispositions of assets and fair value adjustments of derivatives as items which are not reflective of ongoing operations and are therefore typically adjusted for when assessing operating performance. While we are responsible for managing interest rate, hedge and foreign exchange risk, we will retain an outside consultant to review all our hedging agreements. Inasmuch as interest rate hedges are not a fundamental part of our operations, we believe it is appropriate to exclude such gains and losses in calculating MFFO, as such gains and losses are not reflective of ongoing operations. The purchase of properties, and the corresponding expenses associated with that process, is a key operational feature of our business plan to generate operational income and cash flows in order to make distributions to investors.
We believe that management’s use of MFFO and the adjustments used to calculate it allow us to present our performance in a manner that reflects certain characteristics that are unique to non-listed REITs, which have defined acquisition periods and targeted exit strategies, and allow us to evaluate our performance against other non-listed REITs. For example, acquisitions costs are funded from the proceeds of our Offering and other financing sources and not from operations. By excluding expensed acquisition costs, the use of MFFO provides information consistent with management’s analysis of the operating performance of the properties.
Presentation of this information is intended to provide useful information to investors as they compare the operating performance of different REITs, although it should be noted that not all REITs calculate FFO and MFFO the same way. Accordingly, comparisons with other REITs may not be meaningful. Furthermore, FFO and MFFO are not necessarily indicative of cash flow available to fund cash needs and should not be considered as an alternative to net income (loss) or income (loss) from continuing operations as an indication of our performance, as an alternative to cash flows from operations, as an indication of our liquidity, or indicative of funds available to fund our cash needs including our ability to make distributions to our stockholders. FFO and MFFO should be reviewed in conjunction with other GAAP measurements as an indication of our performance. MFFO has limitations as a performance measure in an ongoing offering such as our Offering where the price of a share of common stock is a stated value and there is no NAV determination during the offering phase, except to the extent we commence calculating NAV prior to the closing of our Offering.

Neither the SEC, NAREIT nor any other regulatory body has passed judgment on the acceptability of the adjustments that we use to calculate FFO or MFFO. In the future, the SEC, NAREIT or another regulatory body may decide to standardize the allowable adjustments across the non-listed REIT industry and we would have to adjust our calculation and characterization of FFO or MFFO.
The table below reflects the items deducted or added to net loss in our calculation of FFO and MFFO for the period from March 21 to December 31, 2014 (in thousands)(1):

For the Period from March 21 to December 31, 2014

Net loss (in accordance with GAAP)	$(14,841)
Depreciation and amortization	2,796
Depreciation and amortization of unconsolidated entities	343
FFO	(11,702)
Acquisition fees and expenses	10,884
Amortization of below-market lease obligation	340
MFFO	$(478)
__________________________________________________________________________
(1) The results for the Predecessor have not been presented as the Predecessor was not a REIT.
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
The below table shows the distributions paid on shares outstanding during the year ended December 31, 2014 (in thousands).

Payment Date	Weighted Average Shares Outstanding (1)	Amount Paid in Cash	Amount Issued under DRIP
January 2, 2014	—	$—	$—
February 3, 2014	9	—	—
March 3, 2014	88	—	—
April 1, 2014	111	—	—
May 1, 2014	182	21	5
June 2, 2014	378	41	15
July 2, 2014	637	61	31
August 1, 2014	1,457	141	83
September 2, 2014	2,715	238	167
October 1, 2014	4,252	342	264
November 3, 2014	6,189	486	415
December 1, 2014	8,257	620	540
Total		$1,950	$1,520
_____________________________________________________________________
(1) Represents the weighted average shares outstanding for the month related to the respective payment date.
The following table shows the sources for the payment of distributions to common stockholders for the years presented (in thousands)(1):

	Year Ended December 31,
	2014		2013
Distributions:
Cash distributions paid	$1,950		$—
Distributions reinvested	1,520		—
Total distributions	$3,470		$—
Source of distribution coverage:
Cash flows provided by operations	$—	—%	$—	—%
Proceeds from issuance of common stock, including offering proceeds which were reinvested in common stock issued pursuant to the DRIP	3,470	100.0%	—	—%
Total sources of distributions	$3,470	100.0%	$—	—%
Cash flows used in operations (GAAP)	$(9,650)		$—
Net loss (GAAP)	$(14,841)		$—
______________________________________________________________________________________________
(1) The results for the Predecessor were not included in the above table as these results would not impact the sources of distributions.
The following table compares cumulative distributions paid to cumulative net income (in accordance with GAAP) for the period from July 25, 2013 (date of inception) through December 31, 2014 (in thousands)(1):

For the Period from July 25, 2013 (date of inception) to
December 31, 2014
Distributions paid:
Common stockholders in cash and DRIP	$3,470
Total distributions paid	$3,470

Reconciliation of net loss:
Revenues	$34,871
Depreciation and amortization	(2,796)
Other operating expenses	(27,622)
Acquisition and transaction related	(10,884)
Other non-operating expenses	(7,825)
Income tax	(591)
Net loss (in accordance with GAAP)	$(14,847)

Cash flows used in operations	$(9,651)
FFO	$(11,708)
___________________________________________________________________________
(1) The results for the Predecessor were not included in the above table as these results would not impact the sources of distributions.

For the period from our inception in July 2013 through December 31, 2014, we funded all of our distributions with proceeds from our IPO, including proceeds from our IPO which were reinvested in common stock issued pursuant to our DRIP. To the extent we pay distributions in excess of cash flows provided by operations, our stockholders' investment in our common stock may be adversely impacted. See "Risk Factors - Distributions paid from sources other than our cash flows from operations, particularly from proceeds of our IPO, will result in us having fewer funds available for the acquisition of properties and other real estate-related investments and may dilute our stockholders' interests in us, which may adversely affect our ability to fund future distributions with cash flows from operations and may adversely affect our stockholders' overall return." under Item 1A in this Annual Report on Form 10-K.
Contractual Obligations
We have the following contractual obligations as of December 31, 2014:

Debt Obligations:
The following is a summary of our mortgage note payable obligation as of December 31, 2014 (in thousands):

	Total	2015	2016-2018	2019
Principal payments due on mortgage note payable	$45,500	$—	$—	$45,500
Interest payments due on mortgage note payable	8,598	1,984	5,956	658
Total	$54,098	$1,984	$5,956	$46,158
Interest payments due on our mortgage note payable are held in a restricted depository account at the lender during the month prior to being due to the lender.
The following is a summary of our promissory notes payable obligations as of December 31, 2014 (in thousands):

	Total	2015	2016-2018	2019
Principal payments due on promissory notes payable (1)	$64,849	$63,074	$—	$1,775
Interest payments due on promissory notes payable (1)	2,157	1,880	243	34
Total	$67,006	$64,954	$243	$1,809
_________________________________________________________________________
(1) The promissory notes for the acquisition of the Barceló Portfolio (the "Barceló Promissory Note") originally consisted of the Portfolio Owned Assets and Joint Venture Assets promissory notes which had a maturity date of within ten business days upon the Company raising equal to or greater than $150.0 million in common equity from the Offering. During the year ended December 31, 2014, the Company entered into an amendment to the Portfolio Owned Assets and Joint Venture Assets promissory notes whereby the promissory notes were combined into one note with an outstanding principal amount of $63.1 million. The maturity date of the Barceló Portfolio promissory notes is within ten business days upon our company raising equal to or greater than $70.0 million in gross proceeds from the Offering in common equity from the Offering after the closing of the Grace Acquisition, and payment of all acquisition related expenses (including payments to our Advisor and its affiliates), which has not yet occurred. There are no principal payments under the Barceló Promissory Note payable for 2014 and 2015, unless the contingent payment feature above is satisfied by raising equal to or greater than $70.0 million in common equity from the Offering after the closing of the Grace Acquisition and payment of all acquisition related expenses (including payments to our Advisor and its affiliates). We anticipate the full principal repayment will occur by the end of the second quarter of 2015.
Lease Obligations:
The following table reflects the minimum base rental cash payments due from us over the next five years and thereafter for our lease arrangements as of December 31, 2014 (in thousands):

	Total	2015	2016-2018	2019	Thereafter
Lease payments due on Georgia Tech Hotel lease	$82,133	$4,400	$13,200	$4,400	$60,133
Election as a REIT
We intend to elect and qualify to be taxed as a REIT commencing with our taxable year ended December 31, 2014. In order to qualify as a REIT, we must annually distribute to our stockholders 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding net capital gain. If we qualify as a REIT, we generally will not be subject to U.S. federal income tax on that portion of our taxable income or capital gain which is distributed to our stockholders. Our hotels are leased to a TRS which is owned by the OP. A TRS is subject to federal, state and local income taxes. If we fail to remain qualified for taxation purposes as a REIT in any subsequent year after electing REIT status and do not qualify for certain statutory relief provisions, our income for that year will be taxed at regular corporate rates, and we may be precluded from qualifying for treatment as a REIT for the four-year period following our failure to qualify as a REIT. Such an event could materially and adversely affect our net income and cash available for distribution. However, we believe that we will be organized and will operate in a manner that will enable us to qualify for treatment as a REIT beginning with our taxable year ended December 31, 2014 and we intend to continue to operate so as to remain qualified as a REIT thereafter.

Inflation
We may be adversely impacted by increases in operating costs due to inflation that may not be offset by increased room rates.
Related Party Transactions and Agreements
We have entered into agreements with affiliates of our Sponsor, whereby we may pay certain fees or reimbursements to our Advisor, its affiliates and entities under common control with our Advisor in connection with acquisition and financing activities, sales and maintenance of common stock under our Offering, transfer agency services, asset and property management services and reimbursement of operating and offering related costs. See Note 12 - Related Party Transactions and Arrangements to our accompanying consolidated/combined financial statements included in this Annual Report on Form 10-K for a discussion of the various related party transactions, agreements and fees.
In connection with the Grace Acquisition, we estimate we will pay approximately $46.0 million to our Advisor, its affiliates and entities under common control with our Advisor.
Also in connection with the financing of the Grace Acquisition and the acquisition of the Barceló Portfolio, certain individual principals of the parent of our Sponsor, namely Nicholas Schorsch, William Kahane, Michael Weil and Peter Budko, were required to provide certain personal guarantees and indemnities.
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
As of December 31, 2014, our debt included a fixed-rate secured mortgage financing, with a carrying value and fair value of $45.5 million and $44.6 million, respectively, and fixed-rate promissory note financing, with a carrying value and fair value of $64.8 million. Changes in market interest rates on our fixed-rate debt impact the fair value of the notes, but they have no impact on interest incurred or cash flow. For instance, if interest rates rise 100 basis points and our fixed rate debt balance remains constant, we expect the fair value of our obligation to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our fixed–rate debt assumes an immediate 100 basis point move in interest rates from their December 31, 2014 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed-rate mortgage debt by $1.7 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate mortgage debt by $1.8 million.
These amounts were determined by considering the impact of hypothetical interest rate changes on our borrowing costs, and, assuming no other changes in our capital structure. As the information presented above includes only those exposures that existed as of December 31, 2014, it does not consider exposures or positions arising after that date. The information represented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
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
Internal Control Over Financial Reporting
Management's Annual Reporting on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act.
In connection with the preparation of our Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making that assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (1992).
Based on its assessment, our management concluded that, as of December 31, 2014, our internal control over financial reporting was effective.
The rules of the SEC do not require, and this annual report does not include, an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.
Changes in Internal Control Over Financial Reporting
During the fourth quarter of fiscal year ended December 31, 2014, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
We have adopted a Code of Ethics that applies to all of our executive officers and directors, including but not limited to, our principal executive officer and principal financial officer. A copy of our Code of Ethics may be obtained, free of charge, by sending a written request to our executive office at 405 Park Avenue, 14th Floor, New York, NY 10022, Attention: Chief Financial Officer.
The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2015 annual meeting of stockholders.
Item 11. Executive Compensation.
The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2015 annual meeting of stockholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2015 annual meeting of stockholders.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2015 annual meeting of stockholders.
Item 14. Principal Accounting Fees and Services.
The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2015 annual meeting of stockholders.

PART IV

Item 15. Exhibits and Financial Statement Schedules.
(a) Financial Statement Schedules
See the Index to Consolidated/Combined Financial Statements at page F-1 of this report.
The following financial statement schedule is included herein at page F-32 of this report:
Schedule III — Real Estate and Accumulated Depreciation
(b) Exhibits
EXHIBIT INDEX
The following exhibits are included in this Annual Report on Form 10-K for the year ended December 31, 2014 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
1.1 (4)	Exclusive Dealer Manager Agreement, dated as of January 7, 2014, among the Company, American Realty Capital Hospitality Advisors, LLC and Realty Capital Securities, LLC
3.1 (3)	Articles of Amendment and Restatement of American Realty Capital Hospitality Trust, Inc.
3.2 (1)	Bylaws of American Realty Capital Hospitality Trust, Inc.
4.1 (4)	Agreement of Limited Partnership of American Realty Capital Hospitality Operating Partnership, L.P., dated as of January 7, 2014
10.1 (4)	Advisory Agreement dated as of January 7, 2014, by and among the Company, American Realty Capital Hospitality Operating Partnership, L.P. and American Realty Capital Hospitality Advisors, LLC.
10.2 (7)	Employee and Director Incentive Restricted Share Plan of the Company
10.3 (3)	Form of Restricted Share Award Agreement Pursuant to the Employee and Director Incentive Restricted Share Plan of the Company.
10.4 (2)	Form Operating Lease Agreement between the Company and the Company’s TRSs.
10.5 (4)	Agreement of Purchase and Sale, dated January 30, 2014, by and between Barceló Crestline Corporation and ARC Hospitality TRS Holding, LLC
10.6 (4)
Agreement of Purchase and Sale, dated January 30, 2014, by and between HFP Hotel Owner II, LLC, CSB Stratford, LLC, CC Technology Square, LLC, ARC Hospitality Baltimore LLC, ARC Hospitality Providence LLC, ARC Hospitality Stratford LLC and ARC Hospitality TRS GA Tech LLC.

10.7 (4)	First Amendment to Agreement of Purchase and Sale, dated March 11, 2014, by and between Barceló Crestline Corporation and ARC Hospitality TRS Holding, LLC
10.8 (4)
First Amendment to Agreement of Purchase and Sale, dated March 11, 2014, by and between HFP Hotel Owner II, LLC, CSB Stratford, LLC, CC Technology Square, LLC, ARC Hospitality Baltimore LLC, ARC Hospitality Providence LLC, ARC Hospitality Stratford LLC and ARC Hospitality TRS GA Tech LLC

10.9 (4)
Second Amendment to Agreement of Purchase and Sale, dated March 21, 2014, by and between HFP Hotel Owner II, LLC, CSB Stratford, LLC, CC Technology Square, LLC, ARC Hospitality Baltimore LLC, ARC Hospitality Providence LLC, ARC Hospitality Stratford LLC and ARC Hospitality TRS GA Tech LLC

10.10 (4)	Promissory Note, dated March 21, 2014, given by American Realty Capital Hospitality Operating Partnership L.P. in favor of Crestline Hotels & Resorts, LLC
10.11 (4)	Promissory Note, dated March 21, 2014, given by American Realty Capital Hospitality Operating Partnership L.P. in favor of Barceló Crestline Corporation
10.12 (4)	Promissory Note, dated March 21, 2014, given by American Realty Capital Hospitality Operating Partnership L.P. in favor of Barceló Crestline Corporation

Exhibit No.	Description
10.13 (5)	Loan Agreement dated as of March 21, 2014 between GERMAN AMERICAN CAPITAL CORPORATION, ARC HOSPITALITY BALTIMORE, LLC and ARC HOSPITALITY PROVIDENCE, LLC
10.14 (5)
Guaranty of Recourse Obligations dated as of March 21, 2014 by AMERICAN REALTY CAPITAL HOSPITALITY OPERATING PARTNERSHIP, L.P., AR CAPITAL, LLC and certain individuals for the benefit of GERMAN AMERICAN CAPITAL CORPORATION

10.15 (4)
Guaranty of Recourse Obligations dated as of April 8, 2014 by DANIEL A. HOFFLER, LOUIS S. HADDAD and AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC. for the benefit of GERMAN AMERICAN CAPITAL CORPORATION

10.16 (5)
PERMANENT LOAN CROSS INDEMNITY dated as of April 1, 2014, by TCA BLOCK 7, INC., ARMADA/HOFFLER PROPERTIES II, L.L.C., DANIEL A. HOFFLER, LOUIS S. HADDAD , CHRI VIRGINIA BEACH HOTEL (A/H) MINORITY HOLDING, LLC, AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC., HAMPTON W COMPANY, LLC, HAMPTON UNIVERSITY, LEGACY HOSPITALITY, LLC, and VB CITY HOTELS LLC.

10.17 (5)	Promissory Note, dated May 27, 2014, given by American Realty Capital Hospitality Trust, Inc. in favor of CARP, LLC
10.18 (6)	First Amendment to Promissory Notes, dated August 25, 2014, between American Realty Capital Hospitality Operating Partnership, L.P. and Barceló Crestline Corporation
10.19 (6)
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

10.20 (8)
Indemnification Agreement between American Realty Capital Hospitality Trust, Inc. and each of Robert H. Burns, Edward T. Hoganson, William M. Kahane, Jonathan P. Mehlman, Stanley R. Perla, Abby M. Wenzel, certain other individuals who are former directors and officers of American Realty Capital Hospitality Trust, Inc., American Realty Capital Hospitality Advisors, LLC, AR Capital, LLC and RCS Capital Corporation, dated as of December 31, 2014

10.21 (8)	Amended and Restated Limited Liability Company Agreement of ARC Hospitality Portfolio I Holdco, LLC dated February 27, 2015
10.22 (8)	Amended and Restated Limited Liability Company Agreement of ARC Hospitality Portfolio II Holdco, LLC dated February 27, 2015
10.23 (8)
Assumption and Release Agreement (Mezzanine) dated February 27, 2015 by and among WNT MEZZ I, LLC, ARC HOSPITALITY PORTFOLIO I MEZZ, LP, U.S. BANK NATIONAL ASSOCIATION, AS TRUSTEE FOR THE REGISTERED HOLDERS OF EQTY 2014-MZ MEZZANINE TRUST, COMMERCIAL MEZZANINE PASS-THROUGH CERTIFICATES, WHITEHALL STREET GLOBAL REAL ESTATE LIMITED PARTNERSHIP 2007, and WHITEHALL PARALLEL GLOBAL REAL ESTATE LIMITED PARTNERSHIP 2007, AMERICAN REALTY CAPITAL HOSPITALITY OPERATING PARTNERSHIP, L.P., and AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

Exhibit No.	Description
10.24 (8)
Assumption and Release Agreement dated February 27, 2015 by and among W2007 EQUITY INNS REALTY, LLC, W2007 EQUITY INNS REALTY, L.P., ARC HOSPITALITY PORTFOLIO I OWNER, LLC, ARC HOSPITALITY PORTFOLIO I BHGL OWNER, LLC, ARC HOSPITALITY PORTFOLIO I PXGL OWNER, LLC, ARC HOSPITALITY PORTFOLIO I GBGL OWNER, LLC, ARC HOSPITALITY PORTFOLIO I NFGL OWNER, LLC, ARC HOSPITALITY PORTFOLIO I MBGL 1000 OWNER, LLC, ARC HOSPITALITY PORTFOLIO I MBGL 950 OWNER, LLC, ARC HOSPITALITY PORTFOLIO I NTC OWNER, LP, ARC HOSPITALITY PORTFOLIO I DLGL OWNER, LP, ARC HOSPITALITY PORTFOLIO I SAGL OWNER, LP, U.S. BANK NATIONAL ASSOCIATION, AS TRUSTEE FOR THE REGISTERED HOLDERS OF EQTY 2014-INNS MORTGAGE TRUST, COMMERCIAL MORTGAGE PASS-THROUGH CERTIFICATES, WHITEHALL STREET GLOBAL REAL ESTATE LIMITED PARTNERSHIP 2007, WHITEHALL PARALLEL GLOBAL REAL ESTATE LIMITED PARTNERSHIP 2007, AMERICAN REALTY CAPITAL HOSPITALITY OPERATING PARTNERSHIP, L.P., a Delaware limited partnership and AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

10.25 (8)
Supplemental Agreement dated February 27, 2015, by and among American Realty Capital Hospitality Operating Partnership, L.P., American Realty Capital Hospitality Trust, Inc., Nicholas S. Schorsch, William M. Kahane, Edward M. Weil, Jr., Peter M. Budko, Whitehall Street Global Real Estate Limited Partnership 2007, Whitehall Parallel Global Real Estate Limited Partnership 2007, among others.

10.26 (8)
Payment Guaranty Agreement dated as of February 27, 2015 by AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC. to and for the benefit of U.S. BANK NATIONAL ASSOCIATION, AS TRUSTEE FOR THE REGISTERED HOLDERS OF EQTY 2014-INNS MORTGAGE TRUST, COMMERCIAL MORTGAGE PASS-THROUGH CERTIFICATES.

10.27 (8)	Loan Agreement dated as of February 27, 2015 between the borrowers listed on schedule II thereto, Ladder Capital Finance LLC and Deutsche Bank AG, New York Branch.
10.28 (8)
Guaranty dated as of February 27, 2015 by AMERICAN REALTY CAPITAL HOSPITALITY OPERATING PARTNERSHIP, L.P., AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC., Nicholas S. Schorsch, William M. Kahane, Edward M. Weil, Jr., Peter M. Budko for the benefit of W2007 EQUITY INNS SENIOR MEZZ, LLC.

10.29 (8)
Guaranty dated as of February 27, 2015, by AMERICAN REALTY CAPITAL HOSPITALITY OPERATING PARTNERSHIP, L.P., AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC., Nicholas S. Schorsch, William M. Kahane, Edward M. Weil, Jr., Peter M. Budko for the benefit of W2007 EQUITY INNS PARTNERSHIP, L.P. and W2007 EQUITY INNS TRUST.

10.30 (8)
Environmental Indemnity Agreement dated as of February 27, 2015 by AMERICAN REALTY CAPITAL HOSPITALITY OPERATING PARTNERSHIP, L.P., AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC., Nicholas S. Schorsch, William M. Kahane, Edward M. Weil, Jr., Peter M. Budko for the benefit of W2007 EQUITY INNS SENIOR MEZZ, LLC

10.31 (8)
Environmental Indemnity Agreement dated as of February 27, 2015, by AMERICAN REALTY CAPITAL HOSPITALITY OPERATING PARTNERSHIP, L.P., AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC., Nicholas S. Schorsch, William M. Kahane, Edward M. Weil, Jr., Peter M. Budko for the benefit of W2007 EQUITY INNS PARTNERSHIP, L.P. and W2007 EQUITY INNS TRUST.

10.32 (8)
Mandatory Redemption Guaranty dated as of February 27, 2015 by AMERICAN REALTY CAPITAL HOSPITALITY OPERATING PARTNERSHIP, L.P., AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC., Nicholas S. Schorsch, William M. Kahane, Edward M. Weil, Jr., Peter M. Budko for the benefit of W2007 EQUITY INNS SENIOR MEZZ, LLC

10.33 (8)
Mandatory Redemption Guaranty dated as of February 27, 2015, by AMERICAN REALTY CAPITAL HOSPITALITY OPERATING PARTNERSHIP, L.P., AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC., Nicholas S. Schorsch, William M. Kahane, Edward M. Weil, Jr., Peter M. Budko for the benefit of W2007 EQUITY INNS PARTNERSHIP, L.P. and W2007 EQUITY INNS TRUST.

16.1 (9)	Letter dated February 3, 2014 from Grant Thornton to the U.S. Securities and Exchange Commission
21.1 (8)	List of Subsidiaries
31.1 (8)	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 (8)	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit No.	Description
32 (8)
Written statements of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 (8)
XBRL (eXtensible Business Reporting Language). The following materials from American Realty Capital Hospitality Trust, Inc.'s Quarterly Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statements of Changes in Stockholders' Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

1.	Filed as an exhibit to Pre-Effective Amendment No. 1 to the Company's Registration Statement on From S-11/A with the SEC on October 4, 2013.

2.	Filed as an exhibit to Pre-Effective Amendment No. 2 to the Company's Registration Statement on Form S-11/A with the SEC on November 14, 2013.

3.	Filed as an exhibit to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11/A with the SEC on December 9, 2013.

4.	Filed as an exhibit to the Company’s Form 10-K filed with the SEC on April 7, 2014.

5.	Filed as an exhibit to the Company’s Form 10-Q filed with the SEC on August 14, 2014.

6.	Filed as an exhibit to the Company’s Form 10-Q filed with the SEC on November 14, 2014.

7.	Filed as an exhibit to the Company’s Form 8-A filed with the SEC on March 4, 2015.

8.	Filed herewith.

9.	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on February 4, 2014.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 31st day of March, 2015.

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.
By	/s/ Jonathan P. Mehlman
Jonathan P. Mehlman
CHIEF EXECUTIVE OFFICER AND PRESIDENT
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date
/s/ Jonathan P. Mehlman	Chief Executive Officer and President (Principal Executive Officer)	March 31, 2015
Jonathan P. Mehlman

/s/ Edward T. Hoganson	Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)	March 31, 2015
Edward T. Hoganson

/s/ William M. Kahane	Executive Chairman of the Board of Directors	March 31, 2015
William M. Kahane

/s/ Stanley R. Perla	Lead Independent Director	March 31, 2015
Stanley R. Perla

/s/ Abby M. Wenzel	Independent Director	March 31, 2015
Abby M. Wenzel

/s/ Robert H. Burns	Independent Director	March 31, 2015
Robert H. Burns

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

INDEX TO FINANCIAL STATEMENTS

American Realty Capital Hospitality Trust, Inc.
Audited Consolidated/Combined Financial Statements:
Report of Independent Registered Public Accounting Firm	F-2
Consolidated/Combined Balance Sheets as of December 31, 2014 and December 31, 2013	F-3
Consolidated/Combined Statements of Operations and Comprehensive Income (Loss) of the Successor for the Period from March 21 to December 31, 2014 and of the Predecessor for the Period from January 1 to March 20, 2014 and for the Year Ended December 31, 2013
F-4
Consolidated/Combined Statement of Changes in Equity for the Year Ended December 31, 2014	F-5
Consolidated/Combined Statements of Cash Flows of the Successor for the Period from March 21 to December 31, 2014 and of the Predecessor for the Year Ended December 31, 2013	F-6
Notes to Consolidated/Combined Financial Statements	F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
American Realty Capital Hospitality Trust, Inc.:
We have audited the accompanying consolidated balance sheet as of December 31, 2014 (successor) and the combined balance sheet as of December 31, 2013 (predecessor) of American Realty Capital Hospitality Trust, Inc. and subsidiaries, and the related consolidated statement of operations and comprehensive income (loss), changes in equity, and cash flows for the period from March 21, 2014 to December 31, 2014 (successor) and the combined statements of operations and comprehensive income (loss), changes in equity, and cash flows for the period from January 1, 2014 to March 20, 2014 and the year ended December 31, 2013 (predecessor). In connection with the audits of the consolidated and combined financial statements, we have also audited the financial statement schedule III. These consolidated and combined financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated and combined financial statements and financial statement schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated and combined financial statements referred to above present fairly, in all material respects, the financial position of American Realty Capital Hospitality Trust, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for the period from March 20, 2014 to December 31, 2014, the period from January 1, 2014 to March 21, 2014 and the year ended December 31, 2013 in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered with relation to the basic consolidated and combined financial statements taken as a whole, presents fairly, with all material respects, the information set forth therein.

/s/ KPMG LLP
McLean, Virginia
March 31, 2015

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

CONSOLIDATED/COMBINED BALANCE SHEETS
(In thousands, except for share and per share data)

	Successor	Predecessor
	December 31, 2014	December 31, 2013
ASSETS
Real estate investments:
Land	$12,061	$15,878
Buildings and improvements	81,176	118,356
Furniture, fixtures and equipment	5,308	13,297
Total real estate investments	98,545	147,531
Less: accumulated depreciation and amortization	(2,796)	(31,390)
Total real estate investments, net	95,749	116,141
Cash and cash equivalents	131,861	10,520
Acquisition deposit	75,000	—
Restricted cash	3,437	1,522
Investments in unconsolidated entities	5,475	4,381
Below-market lease asset, net	8,060	—
Prepaid expenses and other assets	11,801	1,830
Deferred financing fees, net	1,991	848
Total Assets	$333,374	$135,242

LIABILITIES AND EQUITY
Mortgage note payable	$45,500	$41,449
Promissory notes payable	64,849	—
Accounts payable and accrued expenses	14,219	5,297
Due to affiliates	7,011	—
Total liabilities	131,579	46,746
Equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized, 10,163,206 and 8,888 shares issued and outstanding, respectively	102	—
Additional paid-in capital	221,379	—
Deficit	(19,686)	—
Members' equity	—	88,496
Total equity	201,795	88,496
Total Liabilities and Equity	$333,374	$135,242

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

CONSOLIDATED/COMBINED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except for share and per share data)

	Successor	Predecessor
	For the Period from March 21 to December 31, 2014	For the Period from January 1 to March 20, 2014	Year Ended December 31, 2013
Revenues
Rooms	$26,163	$6,026	$30,489
Food and beverage	5,612	1,543	6,267
Other	3,096	676	3,041
Total revenue	34,871	8,245	39,797
Operating expenses
Rooms	5,411	1,405	6,340
Food and beverage	3,785	1,042	4,461
Management fees - related party	1,498	289	1,471
Other property-level operating expenses	13,049	3,490	15,590
Depreciation and amortization	2,796	994	5,105
Gain on disposal of assets	—	—	74
Rent	3,879	933	4,321
Total operating expenses	30,418	8,153	37,362
Income from operations	4,453	92	2,435
Other income (expenses)
Interest income	103	—	—
Interest expense	(5,958)	(531)	(2,265)
Acquisition and transaction related costs	(10,884)	—	—
Equity in earnings (losses) of unconsolidated entities	352	(166)	(65)
General and administrative	(2,316)	—	—
Total other income (expenses)	(18,703)	(697)	(2,330)
Net income (loss) before taxes	(14,250)	(605)	105
Provision for income taxes	591	—	—
Net income (loss) and comprehensive income (loss)	$(14,841)	$(605)	$105

Basic and diluted net loss per share	$(5.25)	NA	NA
Basic and diluted weighted average shares outstanding	2,826,352	NA	NA
___________________________________________________
NA - not applicable

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

CONSOLIDATED/COMBINED STATEMENT OF CHANGES IN EQUITY
(In thousands, except for share data)

	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Deficit	Total Stockholders' Equity	Members' Equity	Total
Balance, December 31, 2013	8,888	$—	$200	$(6)	$194	$88,496	$88,690
Issuance of common stock	105,609	1	2,417	—	2,418	—	2,418
Net loss	—	—	—	—	—	(605)	(605)
Distributions	—	—	—	—	—	(800)	(800)
Common stock offering costs, commissions and dealer manager fees	—	—	(1,529)	—	(1,529)	—	(1,529)
Balance, March 20, 2014	114,497	1	1,088	(6)	1,083	87,091	88,174
Proceeds received from Successor for the assets of Predecessor	—	—	—	—	—	(87,091)	(87,091)
Issuance of common stock	9,984,711	100	248,615	—	248,715	—	248,715
Net loss	—	—	—	(14,841)	(14,841)	—	(14,841)
Dividends paid or declared	—	—	—	(4,839)	(4,839)	—	(4,839)
Common stock issued through Distribution Reinvestment Plan	63,998	1	1,520	—	1,521	—	1,521
Share-based payments	—	—	22	—	22	—	22
Common stock offering costs, commissions and dealer manager fees	—	—	(29,866)	—	(29,866)	—	(29,866)
Balance, December 31, 2014	10,163,206	$102	$221,379	$(19,686)	$201,795	$—	$201,795

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

CONSOLIDATED/COMBINED STATEMENTS OF CASH FLOWS
(In thousands)

	Successor	Predecessor
	For the Period from March 21 to December 31, 2014	For the Period from January 1 to March 20, 2014	Year Ended December 31, 2013
Cash flows from operating activities:
Net income (loss)	$(14,841)	$(605)	$105
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	2,796	994	5,105
Amortization of deferred financing costs	595	75	196
Amortization of below-market lease obligation	340	—	—
Accretion of deferred consideration	71	—	—
Accretion of contingent consideration	116	—	—
Loss on disposal of property and equipment	—	—	74
Equity in (earnings) losses of unconsolidated entities	(352)	166	65
Distribution from unconsolidated affiliates	257	—	—
Share-based payments	22	—	—
Changes in assets and liabilities:
Prepaid expenses and other assets	(7,923)	(581)	455
Restricted cash	(783)	—	—
Due to affiliates	5,042	—	—
Accounts payable and accrued expenses	5,010	(605)	(182)
Net cash (used in) provided by operating activities	(9,650)	(556)	5,818

Cash flows from investing activities:
Acquisition of hotel assets of the Predecessor	(41,388)	—	—
Real estate investment improvements and purchases of property and equipment	(3,659)	(83)	(3,436)
Acquisition deposit	(75,000)	—	—
(Increase) decrease in restricted cash	(2,035)	(468)	1,163
Net cash used in investing activities	(122,082)	(551)	(2,273)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	249,569	—	—
Payments of offering costs	(28,071)	—	—
Dividends paid	(1,950)	—	—
Contributions from members	—	—	227
Distribution to members	—	(800)	(3,922)
Affiliate financing advancement	2,570	—	—
Affiliate financing repayment	(3,214)	—	—
Proceeds from affiliate note payable used to fund acquisition deposit	40,500	—	—
Repayment of affiliate note payable used to fund acquisition deposit	(40,500)	—	—
Payments of mortgage note payable	—	(137)	(391)
Proceeds from mortgage note payable	45,500	—	3,440
Proceeds from promissory note payable	1,775	—	—
Deferred financing fees	(2,586)	—	(31)
Net cash provided by (used in) financing activities	263,593	(937)	(677)
Net change in cash	131,861	(2,044)	2,868
Cash and cash equivalents, beginning of period	—	10,520	7,652
Cash and cash equivalents, end of period	$131,861	$8,476	$10,520

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

CONSOLIDATED/COMBINED STATEMENTS OF CASH FLOWS
(In thousands)

	Successor	Predecessor
	For the Period from March 21 to December 31, 2014	For the Period from January 1 to March 20, 2014	Year Ended December 31, 2013
Supplemental disclosure of cash flow information:
Interest paid	$4,645	$458	$1,548
Taxes paid	$760	—	—
Non-cash investing and financing activities:
Reclassification of deferred offering costs to additional paid-in capital	$1,505	$—	$—
Offering costs in due to affiliates	$1,969	$—	$—
Offering costs in accounts payable and accrued expenses	$512	$—	$—
Real estate investment improvements and purchases of property and equipment in accounts payable and accrued expenses	$1,033	$—	$—
Proceeds receivable from share sales (1)	$1,564	$—	$—
Seller financing of real estate investments	$58,074	$—	$—
Seller financing of investment in unconsolidated entities	$5,000	$—	$—
Contingent consideration on acquisition	$2,268	$—	$—
Deferred consideration on acquisition	$3,400	$—	$—
Dividends declared but not paid	$1,368	$—	$—
Common stock issued through distribution reinvestment plan	$1,520	$—	$—
___________________________________________________

(1)	The proceeds receivable from the sale of shares of common equity was received by the Company prior to the filing date of this Annual Report on Form 10-K.

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

NOTES TO CONSOLIDATED/COMBINED FINANCIAL STATEMENTS

Note 1 - Organization
American Realty Capital Hospitality Trust, Inc. (the "Company") was incorporated on July 25, 2013 as a Maryland corporation and intends to qualify as a real estate investment trust for U.S. federal income tax purposes ("REIT") beginning with the taxable year ended December 31, 2014. The Company was formed primarily to acquire lodging properties in the midscale limited service, extended stay, select service, upscale select service, and upper upscale full service segments within the hospitality sector. The Company has no limitation as to the brand of franchise or license with which the Company's hotels will be associated. All such properties may be acquired by the Company alone or jointly with another party. The Company may also originate or acquire first mortgage loans secured by real estate and invest in other real estate-related debt. As of December 31, 2014, the Company has acquired interests in six hotels through fee simple, leasehold and joint venture interests (the "Barceló Portfolio").
On January 7, 2014, the Company commenced its initial public offering ("IPO" or the "Offering") on a "reasonable best efforts" basis of up to 80,000,000 shares of common stock, $0.01 par value per share, at a price of $25.00 per share, subject to certain volume and other discounts, pursuant to a registration statement on Form S-11 (File No. 333-190698), as amended (the "Registration Statement"), filed with the U.S. Securities and Exchange Commission (the "SEC") under the Securities Act of 1933, as amended. The Registration Statement also covers up to 21,052,631 shares of common stock available pursuant to the Distribution Reinvestment Plan (the "DRIP") under which the Company's common stockholders may elect to have their distributions reinvested in additional shares of the Company's common stock.
Until the filing of the Company's second quarterly financial filing with the SEC, pursuant to the Securities Exchange Act of 1934, as amended, following the earlier to occur of (i) the Company's acquisition of at least $2.0 billion in total investment portfolio assets or (ii) January 7, 2016, the per share purchase price in the IPO will be up to $25.00 per share (including the maximum allowed to be charged for commissions and fees) and shares issued under the DRIP will initially be equal to $23.75 per share, which is 95% of the initial per share offering price in the IPO. Thereafter, the per share purchase price will vary quarterly and will be equal to the Company's net asset value ("NAV") per share plus applicable commissions and fees in the case of the primary offering, and the per share purchase price in the DRIP will be equal to the NAV per share. On February 3, 2014, the Company received and accepted subscriptions in excess of the minimum offering amount of $2.0 million in Offering proceeds, broke escrow and issued shares of common stock to the initial investors who were admitted as stockholders. As of December 31, 2014, the Company had 10.2 million shares of common stock outstanding and had received total gross proceeds from the IPO of approximately $252.9 million, including shares issued under the DRIP. As of December 31, 2014, the aggregate value of all the common stock outstanding was $254.0 million based on a per share value of $25.00 (or $23.75 for shares issued under the DRIP).
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
The Company has no direct employees. The Company has retained American Realty Capital Hospitality Advisors, LLC (the "Advisor") to manage certain aspects of its affairs on a day-to-day basis. American Realty Capital Hospitality Properties, LLC (the "Property Manager") serves as the Company's property manager and the Property Manager has retained Crestline Hotels & Resorts, LLC (the "Sub-Property Manager"), an entity under common control with the parent of American Realty Capital IX, LLC, (the "Sponsor") to provide services, including locating investments, negotiating financing and operating certain hotel assets in the Company's portfolio. Realty Capital Securities, LLC (the "Dealer Manager"), an entity under common control with the parent of the Sponsor serves as the dealer manager of the offering. The Advisor, Special Limited Partner,

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

NOTES TO CONSOLIDATED/COMBINED FINANCIAL STATEMENTS

Property Manager, Sub-Property Manager and Dealer Manager are related parties and receive fees, distributions and other compensation for services related to the Offering and the investment and management of the Company's assets.
Grace Acquisition
On May 23, 2014, the Company entered into a Real Estate Sale Agreement to acquire (the "Grace Acquisition") the fee simple or leasehold interests in 126 hotels (the "Grace Portfolio") from W2007 Equity Inns Realty, LLC, W2007 Equity Inns Realty, L.P., W2007 EQI Urbana Partnership, L.P., W2007 EQI Seattle Partnership, L.P., W2007 EQI Savannah 2 Partnership, L.P., W2007 EQI Rio Rancho Partnership, L.P., W2007 EQI Orlando Partnership, L.P., W2007 EQI Orlando 2 Partnership, L.P., W2007 EQI Naperville Partnership, L.P., W2007 EQI Milford Partnership, L.P., W2007 EQI Louisville Partnership, L.P., W2007 EQI Knoxville Partnership, L.P., W2007 EQI Jacksonville Partnership I, L.P., W2007 EQI Indianapolis Partnership, L.P., W2007 EQI Houston Partnership, L.P., W2007 EQI HI Austin Partnership, L.P., W2007 EQI East Lansing Partnership, L.P., W2007 EQI Dalton Partnership, L.P., W2007 EQI College Station Partnership, L.P., W2007 EQI Carlsbad Partnership, L.P., W2007 EQI Augusta Partnership, L.P. and W2007 EQI Asheville Partnership, L.P. (collectively, the “Sellers”) which are indirectly owned by one or more Whitehall Real Estate Funds, an investment arm controlled by The Goldman Sachs Group, Inc.
On November 11, 2014, the Real Estate Sale Agreement was amended and restated to incorporate all amendments made to that date (the "Amended Purchase Agreement"). The Amended Purchase Agreement reduced the number of hotels to be acquired to the 116 hotels currently comprising the Grace Portfolio for an aggregate purchase price of $1.808 billion, exclusive of closing costs and subject to certain adjustments at closing and changed the scheduled close date to February 27, 2015.
As of December 31, 2014, the acquisition of the Grace Portfolio had not been completed. On such date the Company anticipated funding, pursuant to the terms of the Amended Purchase Agreement, approximately $230.1 million of the purchase price with cash generated through the Offering, funding approximately $903.9 million through the assumption of existing mortgage and mezzanine indebtedness (comprising the "Assumed Grace Mortgage Loan" and the "Assumed Grace Mezzanine Loan" and, collectively, the "Assumed Grace Indebtedness") and funding approximately $227.0 million through additional mortgage financing (the "Additional Grace Mortgage Loan" and, together with the Assumed Grace Indebtedness, the "Grace Indebtedness"). The Assumed Grace Mortgage Loan that the Company expected to assume is for $801.1 million at an interest rate of London Interbank Offered Rate ("LIBOR") plus 3.11% and the Assumed Grace Mezzanine Loan that the Company expected to assume is for $102.8 million at an interest rate of LIBOR plus 4.77%. The Assumed Grace Indebtedness will be secured by 96 of the 116 hotels in the Grace Portfolio and mature on May 1, 2016, subject to three (one-year) extension rights which, if all three are exercised, result in an outside maturity date of May 1, 2019. The Additional Grace Mortgage Loan will be secured by 20 of the 116 hotels in the Grace Portfolio and an additional hotel property already owned by a subsidiary of the OP and part of the Barceló Portfolio. The Additional Grace Mortgage Loan will mature on March 6, 2017, subject to a one-year extension right, which, if exercised, would result in an outside maturity date of March 6, 2018 and will have an interest rate equal to the greater of (i) a floating rate of interest equal to LIBOR plus 6.00% and (ii) 6.25%.
In addition, we anticipated that the remaining $447.1 million of the contract purchase price would be satisfied by the issuance of the preferred equity interests (the "Grace Preferred Equity Interests") in two newly-formed Delaware limited liability companies, ARC Hospitality Portfolio I Holdco, LLC and ARC Hospitality Portfolio II Holdco, LLC, each of which will be an indirect subsidiary of the Company and an indirect owner of the Grace Portfolio. The holders of the Grace Preferred Equity Interests will be entitled to monthly distributions at a rate of 7.50% per annum for the first 18 months following closing and 8.00% per annum thereafter. On liquidation, the holders of the Grace Preferred Equity Interests will be entitled to receive their original value (as reduced by redemptions) prior to any distributions being made to the Company or the Company's shareholders. After the earlier to occur of either (i) the date of repayment in full of the Company's currently outstanding unsecured obligations in the original principal amount of approximately $63.1 million (together with the approximately $3.5 million deferred payment with respect to the March 2014 acquisition of the Georgia Tech Hotel & Conference Center, which is due concurrently), which represents the Barceló Acquisition Promissory Note (See Note 7 - Promissory Notes Payable), or (ii) the date the gross amount of IPO proceeds received by the Company following the acquisition of the Grace Portfolio and payment of all acquisition related expenses (including payments to the Advisor and its affiliates) exceeds $100.0 million, the Company will be required to use 35.0% of any IPO proceeds to redeem the Grace Preferred Equity Interests at par, up to a maximum of $350.0 million in redemptions for any 12-month period. The Company will also be required, in certain circumstances, to apply debt proceeds to redeem the Grace Preferred Equity Interests at par. As of February 27, 2018, the Company will be required to have redeemed 50.0% of the Grace Preferred Equity Interests, and the Company will be required to redeem 100.0% of the Grace Preferred Equity Interests remaining outstanding at the earlier of (i) 90 days following the stated

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

NOTES TO CONSOLIDATED/COMBINED FINANCIAL STATEMENTS

maturity date (including extension options) under the Grace Indebtedness, and (ii) February 27, 2019. In addition, the Company will have the right, at its option, to redeem the Grace Preferred Equity Interests, in whole or in part, at any time at par. The holders of the Grace Preferred Equity Interests will have certain consent rights over major actions by the Company relating to the Grace Portfolio. If the Company is unable to satisfy the redemption, distribution or other requirements of the Grace Preferred Equity Interests (including if there is a default under the related guarantees provided by the Company, the OP and the individual principals of the parent of the Sponsor), the holders of the Grace Preferred Equity Interests have certain rights, including the ability to assume control of the operations of the Grace Portfolio through the assumption of control of the two newly-formed Delaware limited liability companies. Due to the fact that the Grace Preferred Equity Interests will be mandatorily redeemable and certain of their other characteristics, the Grace Preferred Equity Interests will be treated as debt in accordance with accounting principles generally accepted in the United States of America ("GAAP").
The transaction closed as planned on February 27, 2015, see Note 16 - Subsequent Events.
Note 2 - Summary of Significant Accounting Policies
The results of operations for the period from January 1 to March 20, 2014 for the Barceló Portfolio (the "Predecessor") and for the period from March 21 to December 31, 2014 for the Company (the "Successor") are not necessarily indicative of the results for the entire year because of the impact of seasonal or short-term variations related to the hotel industry. Certain prior period amounts have been reclassified to conform to current period presentation.
Basis of Accounting
The accompanying consolidated financial statements of the Company are prepared on the accrual basis of accounting in accordance with GAAP.
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
Principles of Consolidation/Combination and Basis of Presentation
The accompanying consolidated/combined financial statements include the accounts of the Company and its subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation. In determining whether the Company has a controlling financial interest in a joint venture and the requirement to consolidate the accounts of that entity, management considers factors such as ownership interest, authority to make decisions and contractual and substantive participating rights of the other partners or members as well as whether the entity is a variable interest entity for which the Company is the primary beneficiary.
The Predecessor represents hospitality assets and operations owned by Barceló Crestline Corporation and its consolidated subsidiaries ("BCC"), which historically have been maintained in various legal entities. Historically, financial statements have not been prepared for the Predecessor as a discrete stand-alone entity. The accompanying consolidated/combined financial statements for the Predecessor as of December 31, 2013, for the period from January 1 to March 20, 2014 and for the year ended December 31, 2013 have been derived from the historical accounting records of BCC and reflect the assets, liabilities, equity, revenue and expenses directly attributable to the Predecessor, as well as allocations deemed reasonable by management, to present the combined financial position, results of operations, changes in equity, and cash flows of the Predecessor on a stand-alone basis. Included in the accompanying consolidated/combined statement of operations for the period from March 21 to December 31, 2014 is $0.2 million of costs related to the Company for the period from January 1 to March 20, 2014.

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

NOTES TO CONSOLIDATED/COMBINED FINANCIAL STATEMENTS

Use of Estimates
The preparation of the accompanying consolidated/combined financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management makes significant estimates regarding purchase price allocations to record investments in real estate, the useful lives of real estate and real estate taxes, as applicable.
Real Estate Investments and Below-Market Lease
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
A disposal of a component of the Company or a group of components of the Company is required to be reported in discontinued operations only if the disposal represents a strategic shift that has, or will have, a major effect on the Company's operations and financial results. The Company is required to present, for each comparative period, the assets and liabilities of a disposal group that includes a discontinued operation separately in the asset and liability sections, respectively, of the statement of financial position. As a result, the operations of sold properties through the date of their disposal will be included in continuing operations, unless the sale represents a strategic shift. However, the gain or loss on the sale of a property will be reported separately below income from continuing operations.
The below-market lease intangible is based on the difference between the market rent and the contractual rent and is discounted to a present value using an interest rate reflecting the Company's current assessment of the risk associated with the lease acquired. See Note 5. Acquired lease intangible assets are amortized over the remaining lease term. The amortization of a below-market lease is recorded as an increase to rent expense on the consolidated/combined statements of operations.
Impairment of Long Lived Assets and Investments in Unconsolidated Entities
When circumstances indicate the carrying value of a property may not be recoverable, the Company reviews the asset for impairment. This review is based on an estimate of the future undiscounted cash flows, excluding interest charges, expected to

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

NOTES TO CONSOLIDATED/COMBINED FINANCIAL STATEMENTS

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
Cash and Cash Equivalents
Cash and cash equivalents includes cash in bank accounts as well as investments in highly-liquid money market funds with original maturities of three months or less. The Federal Deposit Insurance Corporation ("FDIC"), only insures amounts up to $250,000 per depositor per insured bank. The Company expects to have cash and cash equivalents and restricted cash deposited in certain financial institutions in excess of federally insured levels.
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
The Company classifies the distributions from its investments in unconsolidated entities in the consolidated/combined statement of cash flows based upon an evaluation of the specific facts and circumstances of each distribution. For example, distributions of cash generated by property operations are classified as cash flows from operating activities. However, distributions received as a result of property sales are classified as cash flows from investing activities.
Revenue Recognition
Hotel revenue is recognized as earned, which is generally defined as the date upon which a guest occupies a room or utilizes the hotel services.

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

NOTES TO CONSOLIDATED/COMBINED FINANCIAL STATEMENTS

Income Taxes
The Company intends to elect and qualify to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code commencing with its tax year ended December 31, 2014. In order to qualify as a REIT, the Company must annually distribute to its stockholders 90% of its REIT taxable income (which does not equal net income as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding net capital gain, and must comply with various other organizational and operational requirements. If the Company qualifies for taxation as a REIT, it generally will not be subject to federal corporate income tax on that portion of its REIT taxable income that it distributes to its stockholders. Even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income, property tax and federal income and excise taxes on its undistributed income. The Company's hotels are leased to a taxable REIT subsidiary ("TRS") which is a wholly owned subsidiary of the OP. The TRS is subject to federal, state and local income taxes.
Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for net operating loss, capital loss, and tax credit carryovers. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which such amounts are expected to be realized or settled. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in earnings in the period when the new rate is enacted. However, deferred tax assets are recognized only to the extent that it is more likely than not that they will be realized based on consideration of available evidence, including future reversals of existing taxable temporary differences, future projected taxable income and tax planning strategies.
GAAP prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. The Company must determine whether it is "more-likely-than-not" that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon settlement in order to determine the amount of benefit to recognize in the financial statements. This accounting standard applies to all tax positions related to income taxes. The Company recognizes accrued interest related to unrecognized tax benefits in interest expense and penalties in operating expenses.
Earnings/Loss per Share
The Company calculates basic income or loss per share by dividing net income or loss for the period by the weighted-average shares of its common stock outstanding for a respective period. Diluted income per share takes into account the effect of dilutive instruments, such as stock options and unvested stock awards, except when doing so would be anti-dilutive.
Advertising Costs
The Company expenses advertising costs as incurred. These costs were $0.4 million combined between the Predecessor and the Company for the year ended December 31, 2014 and $0.4 million for the Predecessor for the year ended December 31, 2013.
Allowance for Doubtful Accounts
Receivables consist principally of trade receivables from customers and are generally unsecured and are due within 30 to 90 days. The Company records a provision for uncollectible accounts using the allowance method. Expected credit losses associated with trade receivables are recorded as an allowance for doubtful accounts. The allowance for doubtful accounts is estimated based upon historical patterns of credit losses for aged receivables as well as specific provisions for certain identifiable, potentially uncollectible balances. When internal collection efforts on accounts have been exhausted, the accounts are written off and the associated allowance for doubtful accounts is reduced. Trade receivable balances, net of the allowance for doubtful accounts, are included in prepaid expenses and other assets in the accompanying consolidated/combined balance sheets, and are as follows (in thousands):

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

NOTES TO CONSOLIDATED/COMBINED FINANCIAL STATEMENTS

	Successor	Predecessor
	December 31, 2014	December 31, 2013
Trade receivables	$1,388	$788
Allowance for doubtful accounts	(45)	(26)
Trade receivables, net of allowance	$1,343	$762
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
In August 2014, the FASB issued ASU 2014-15 Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”), which describes how an entity should assess its ability to meet obligations and sets rules for how this information should be disclosed in the financial statements. The standard provides accounting guidance that will be used along with existing auditing standards. The adoption of ASU 2014-15 becomes effective for the Company on its fiscal year ending December 31, 2016, and all subsequent annual periods. Early adoption is permitted. The adoption of ASU 2014-15 is not expected to have a material effect on the Company's consolidated financial statements.
Note 3 - Business Combination
On March 21, 2014, the Company acquired the Barceló Portfolio through fee simple, leasehold and joint venture interests. The aggregate purchase price of the Barceló Portfolio was approximately $110.1 million, exclusive of closing costs. The Barceló Portfolio consists of (i) three wholly owned hotel assets (the "Portfolio Owned Assets"), the Baltimore Courtyard Inner Harbor Hotel (the "Baltimore Courtyard"), the Courtyard Providence Downtown Hotel (the "Providence Courtyard") and the Homewood Suites by Hilton Stratford (the "Stratford Homewood Suites"); (ii) one leased asset, the Georgia Tech Hotel & Conference Center (the "Georgia Tech Hotel"); and (iii) equity interests in two joint ventures (the "Joint Venture Assets") that each own one hotel, the Westin Virginia Beach and the Hilton Garden Inn Blacksburg.

The following table presents the allocation of the assets acquired and liabilities assumed by the Company as of March 21, 2014 (in thousands):

Successor
Assets acquired and liabilities assumed	As of March 21, 2014
Land	$12,061
Buildings and improvements	77,605
Below-market lease obligation	8,400
Furniture, fixtures and equipment	5,220
Restricted cash	619
Investment in unconsolidated entities	5,380
Prepaid expenses and other assets	2,314
Accounts payable and accrued expenses	(1,469)
Total operating assets acquired, net	110,130
Contingent consideration on acquisition	(2,268)
Seller financing of real estate investments	(58,074)
Seller financing of investment in unconsolidated entities	(5,000)
Deferred consideration	(3,400)
Total assets acquired, net	$41,388
The Company is finalizing the fair value of certain tangible and intangible assets acquired and adjustments may be made to the preliminary purchase price allocation shown above. Pro forma information as if the above acquisitions during the year ended December 31, 2014 had been consummated on January 1, 2013 have not been presented as the results for the Predecessor for the period from January 1 to March 20, 2014 and the year ended December 31, 2013 representing substantially all of the Company's operations are included in the consolidated/combined statements of operations.
Contingent consideration included as part of the acquisition is payable to BCC in 2016 based on the operating results of the Baltimore Courtyard, Providence Courtyard and Stratford Homewood Suites. Additionally, deferred consideration payable to BCC of $3.0 million and $0.5 million is payable within ten business days after the date the Company raises $70.0 million in common equity from the Offering excluding any common equity raised on or prior to the closing of the Grace Acquisition and payment of all acquisition related expenses (including payments to the Advisor and its affiliates) (See Note 11 - Commitments and Contingencies for further information on the preceding). The fair value of the contingent consideration on acquisition of $2.3 million and the deferred consideration of $3.4 million are included in accounts payable and accrued expenses (See Note 8) and the seller financing of real estate investments and seller financing of investment in unconsolidated entities are included in promissory notes payable (See Note 7) on the accompanying consolidated/combined balance sheets.
Note 4 - Variable Interest Entities and Investments in Unconsolidated Entities
The Company's accompanying consolidated/combined financial statements and the Predecessor's combined financial statements include investments in (i) an entity that owns the Westin Virginia Beach and (ii) an entity that owns the Hilton Garden Inn Blacksburg.
The Company as of December 31, 2014 and the Predecessor as of December 31, 2013 have a 24.00% non-controlling interest (but with certain veto and approval rights) in BSE/AH Blacksburg Hotel, LLC (the "HGI Blacksburg JV"), an entity that owns the assets of the Hilton Garden Inn Blacksburg. The HGI Blacksburg JV has a loan with an original principal balance of $13.0 million (the "Blacksburg Loan"). In addition, BCC is a party to the First Amended and Restated Guaranty of Payment dated April 17, 2011 (the "Blacksburg Payment Guaranty") in connection with the Blacksburg Loan, which is partially supported by a Construction Loan Indemnity from the other partners in the HGI Blacksburg JV dated March 10, 2008 (the "Blacksburg Cross Indemnity"). In connection with the acquisition of its non-controlling interest in the HGI Blacksburg JV, on March 21, 2014, the Company entered into an Indemnity Agreement (the "BCC Indemnity") pursuant to which the Company agreed to indemnify BCC against liabilities arising under the Blacksburg Payment Guaranty and/or the Blacksburg Cross Indemnity. The outstanding balance of the Blacksburg Loan was $10.1 million and $10.7 million as of December 31, 2014 and December 31, 2013, respectively.
Under the Blacksburg Payment Guaranty, BCC is jointly liable to the lender, along with four other parties, for payment of any Blacksburg Loan deficiencies. The Blacksburg Payment Guaranty remains in effect until the Blacksburg Loan is repaid.

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

NOTES TO CONSOLIDATED/COMBINED FINANCIAL STATEMENTS

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
The Company as of December 31, 2014 and the Predecessor as of December 31, 2013 have a 30.53% non-controlling interest (but with certain veto and approval rights) in TCA Block 7 Hotel, LLC (the "Westin Virginia Beach JV"), an entity that owns the assets of the Westin Virginia Beach. On April 8, 2014, a loan in connection with the hotel was refinanced and Notes A and B of that loan were paid off. Upon payment in full of Notes A and B, Note C for $7.0 million and related accrued interest of $0.5 million were forgiven. On April 8, 2014, Westin Virginia Beach JV entered into a $20.7 million loan (the "Westin Virginia Beach Loan") with an unaffiliated lender. In addition, the Company is a party to a Guaranty of Recourse Obligations dated April 8, 2014 (the "Westin Virginia Beach Non-Recourse Carve-out Guaranty") in connection with the Westin Virginia Beach Loan, which is partially supported by a permanent loan cross indemnity from the other partners in the Westin Virginia Beach JV dated April 1, 2014 (the "Westin Virginia Beach Cross Indemnity"). The outstanding balance of the prior loans was $26.6 million as of December 31, 2013, and the outstanding balance of the Westin Virginia Beach Loan was $20.5 million as of December 31, 2014.
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

The Company considers these entities to be VIEs. The Company has concluded it is not the primary beneficiary with the power to direct activities that most significantly impact economic performance of the entities, and accordingly, has not consolidated the entities. The Company has accounted for the entities under the equity method of accounting and included them in investments in unconsolidated entities in the accompanying consolidated/combined balance sheets.
The Company’s and Predecessor's investments in unconsolidated entities as of December 31, 2014 and December 31, 2013, respectively, consist of the following (in thousands):

		Investment in Partnership
		Successor	Predecessor	Successor	Predecessor
Partnership	Ownership Interest	December 31, 2014	December 31, 2013	For the Period from March 21 to December 31, 2014	For the Period from January 1 to March 20, 2014	Year Ended December 31, 2013
HGI Blacksburg JV	24.00%	$1,631	$893	$110	$(35)	$79
Westin Virginia Beach JV	30.53%	3,844	3,488	242	(131)	(144)
Total		$5,475	$4,381	$352	$(166)	$(65)
The Company received a capital distribution of $0.24 million from the Westin Virginia Beach JV for the year ended December 31, 2014. No distributions were recorded during the year ended December 31, 2013.
During the period from March 21 to December 31, 2014, the Company received a capital distribution of $0.01 million from the HGI Blacksburg JV. No distributions were recorded during the year ended December 31, 2013.
The maximum exposure to loss as a result of the Company’s and Predecessor's investments in unconsolidated entities as of December 31, 2014 and December 31, 2013, respectively, is as follows (in thousands)(1):

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

NOTES TO CONSOLIDATED/COMBINED FINANCIAL STATEMENTS

	Partnership Loan Balance		Investment in Partnership		Partnership Maximum Exposure to Loss
	Successor	Predecessor	Successor	Predecessor	Successor	Predecessor
Partnership	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
HGI Blacksburg JV	$10,063	$10,663	$1,631	$893	$11,694	$11,556
Westin Virginia Beach JV	20,540	26,576	3,844	3,488	24,384	30,064
Total	$30,603	$37,239	$5,475	$4,381	$36,078	$41,620
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
Below is the summarized financial information for the HGI Blacksburg JV as of December 31, 2014 and December 31, 2013 and for the period from January 1 to March 20, 2014, for the period from March 21 to December 31, 2014 and for the year ended December 31, 2013 (in thousands):

	Successor	Predecessor
(in thousands)	December 31, 2014	December 31, 2013
Total Assets	$14,659	$14,835
Total Liabilities	10,482	11,113

	Successor	Predecessor
	For the Period from March 21 to December 31, 2014	For the period from January 1 to March 20, 2014	Year Ended December 31, 2013
Hotel revenue	$3,981	$687	$4,440
Operating income (loss)	887	(47)	794
Interest expense	(340)	(97)	(465)
Net income (loss)	$547	$(144)	$329
Company's share of net income (loss)	132	(35)	79
Additional amortization expense (1)	(22)	—	—
Company's share of net income (loss)	$110	$(35)	$79
____________________________________________________________________________
(1) Amortization of the purchase price of the Company’s original interest in the HGI Blacksburg JV, less the Company's share of the JV's deficit, which resulted in a basis difference of $0.6 million.
Below is the summarized financial information for the Westin Virginia Beach JV as of December 31, 2014 and December 31, 2013 and for the period from January 1 to March 20, 2014, for the period from March 21 to December 31, 2014 and for the year ended December 31, 2013 (in thousands):

	Successor	Predecessor
(in thousands)	December 31, 2014	December 31, 2013
Total Assets	$30,816	$31,035
Total Liabilities	22,168	28,991

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

NOTES TO CONSOLIDATED/COMBINED FINANCIAL STATEMENTS

	Successor	Predecessor
	For the Period from March 21 to December 31, 2014	For the Period from January 1 to March 20, 2014	Year Ended December 31, 2013
Hotel revenue	$10,146	$2,070	$11,232
Operating income (loss)	2,150	(67)	1,228
Interest income	—	—	2
Interest expense	(994)	(304)	(1,429)
Forgiveness of debt	7,522	—	—
Net income (loss)	$8,678	$(371)	$(199)
Company's share of net income (loss)	2,650	(113)	(61)
Additional amortization expense (1)	(111)	(18)	(83)
Unrecognized gain by JV (2)	(2,297)	—	—
Company's share of net income (loss)	$242	$(131)	$(144)
_________________________________________________________________________
(1) Amortization of the purchase price of the Predecessor’s original interest in the Westin Virginia Beach JV, less the Predecessor’s share of the partnership’s deficit, which resulted in a basis difference of $3.4 million and the Company’s original interest in the Westin Virginia Beach JV, less the Company's share of the JV's deficit, which resulted in a basis difference of $3.6 million.
(2) Represents gain recorded by the JV for the forgiveness of debt which is not recognized by the Company.
Note 5 - Leases
In October 2001, the Predecessor, through a wholly owned subsidiary, entered into an operating lease agreement to lease the Georgia Tech Hotel, which opened in August 2003. On March 21, 2014, the Company acquired the Predecessor's interest in the lease. The lease has an initial term of 30 years from the opening date, with a 10-year extension option. The lease requires the Company to pay rent equal to (i) a fixed minimum rent plus (ii) an additional rent based upon a specified percentage of revenues to the extent they exceed a specified threshold. The Company is responsible for paying all of the hotel operating expenses including all personnel costs, impositions, utility charges, insurance premiums, and payments for funding furniture, fixtures and equipment reserves. Rent expense for the Georgia Tech Hotel attributable to the Successor for the period from March 21 to December 31, 2014 was $3.9 million. In connection with the acquisition of the Georgia Tech Hotel lease, the Company has allocated a value to the below-market lease intangible based on the difference between the market rent and the rental commitments. During the year ended December 31, 2014, $0.3 million has been amortized to rent expense. Rent expense attributable to the Predecessor for the period from January 1 to March 20, 2014 and the year ended December 31, 2013 was $0.9 million and $4.3 million, respectively.
The future minimum rental commitments for the Georgia Tech Hotel are as follows (in thousands):

	Minimum Rental Commitments	Amortization of Lease Intangible to Rent Expense
Year ended December 31, 2015	$4,400	$433
Year ended December 31, 2016	4,400	433
Year ended December 31, 2017	4,400	433
Year ended December 31, 2018	4,400	433
Year ended December 31, 2019	4,400	433
Thereafter	60,133	5,895
Total	$82,133	$8,060

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

NOTES TO CONSOLIDATED/COMBINED FINANCIAL STATEMENTS

Note 6 - Mortgage Note Payable
The Company’s and the Predecessor's mortgage note payable as of December 31, 2014 and December 31, 2013 consist of the following, respectively (in thousands):

Successor
	Outstanding Mortgage Note Payable
Encumbered Properties	December 31, 2014	Interest Rate	Payment	Maturity
Baltimore Courtyard & Providence Courtyard	$45,500	4.3%	Interest Only, Principal paid at Maturity	April 2019

Predecessor
	Outstanding Mortgage Note Payable
Encumbered Properties	December 31, 2013	Interest Rate	Payment	Maturity
Baltimore Courtyard & Providence Courtyard	$41,449	4.55% plus the greater of (i) three-month LIBOR or (ii) a LIBOR floor of 0.50%(1)	Principal and Interest	January 2016
______________________________________________________________________________________________
(1) 5.05% at December 31, 2013
The Predecessor's mortgage note payable was paid off concurrently with the acquisition of the Barceló Portfolio by the Company. Interest expense related to the mortgage note payable attributable to the Successor for the period from March 21 to December 31, 2014 was $1.6 million. Interest expense attributable to the Predecessor for the period from January 1 to March 20, 2014 and the year ended December 31, 2013 was $0.5 million and $2.1 million, respectively.
Note 7 - Promissory Notes Payable
The Company’s promissory notes payable as of December 31, 2014 are as follows (in thousands):

	Outstanding Promissory Notes Payable
Use of Proceeds	December 31, 2014	Interest Rate	Payment	Maturity
Barceló acquisition	$63,074	6.8%	Interest Only	See below
Property improvement plan	1,775	4.5%	Interest Only	March 2019
Grace Acquisition deposit	—	6.0%	Interest Only	May 2015
______________________________________________________________________________________________
The promissory notes payable for the Barceló acquisition originally consisted of the Portfolio Owned Assets and Joint Venture Assets promissory notes which had a maturity date of within ten business days upon the Company raising equal to or greater than $150.0 million in common equity from the Offering. During the year ended December 31, 2014, the Company entered into an amendment to the Portfolio Owned Assets and Joint Venture Assets promissory notes whereby the promissory notes were combined into one note (the "Barceló Promissory Note") with an outstanding principal amount of $63.1 million. The Barceló Promissory Note has a maturity date of within ten business days after the Company raises $70.0 million in common equity from the Offering after the closing of the Grace Acquisition and payment of all acquisition related expenses (including payments to the Advisor and its affiliates). There are no principal payments under the Barceló Promissory Note payable for 2015 and 2016, unless the contingent payment feature above is satisfied by raising equal to or greater than $70.0 million in common equity from the Offering after the closing of the Grace Acquisition and payment of all acquisition related expenses
(including payments to the Advisor and its affiliates).

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

NOTES TO CONSOLIDATED/COMBINED FINANCIAL STATEMENTS

The Barceló Promissory Note is payable to BCC and the property improvement plan promissory note is payable to the Sub-Property Manager.
In connection with entering into the Grace Acquisition, the Company paid a $50.0 million customary earnest money deposit on May 27, 2014 which was partially funded by a $40.5 million draw on a $45.0 million promissory note with CARP, LLC, an entity under common control with the Sponsor (the "Affiliate Promissory Note"), which had a maturity date of May 27, 2015. As of December 31, 2014, the Affiliate Promissory Note had been repaid in full.
Interest expense related to promissory notes payable attributable to the Company for the period from March 21 to December 31, 2014 was $3.6 million. No interest expense related to promissory notes payable was incurred by the Predecessor for the year ended December 31, 2013 as the Predecessor did not have any promissory notes.
Note 8 - Accounts Payable and Accrued Expenses
The following is a summary of the components of accounts payable and accrued expenses (in thousands):

	Successor	Predecessor
	December 31, 2014	December 31, 2013
Trade accounts payable and accrued expenses	$7,412	$2,745
Contingent consideration from Barceló Acquisition (see Note 11)	2,384	—
Deferred payment for Barceló Acquisition (see Note 11)	3,471	—
Accrued salaries and related liabilities	952	819
Georgia Tech Hotel lease obligation	—	1,733
Total	$14,219	$5,297
Note 9 - Common Stock
The Company had 10,163,206 shares and 8,888 shares of common stock outstanding and had received total proceeds of $252.9 million and $0.2 million as of December 31, 2014 and December 31, 2013, respectively.
On February 3, 2014, the Company's board of directors declared distributions payable to stockholders of record each day during the applicable month at a rate equal to $0.0000465753 per day, or $1.70 per annum, per share of common stock. The first distribution was paid in May 2014 to holders of record in April 2014. The distributions are payable by the fifth day following each month end to stockholders of record at the close of business each day during the prior month.
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

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

NOTES TO CONSOLIDATED/COMBINED FINANCIAL STATEMENTS

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
When a stockholder requests a repurchase and the repurchase is approved, the Company will reclassify such obligation from equity to a liability based on the settlement value of the obligation. Shares purchased under the SRP will have the status of authorized but unissued shares. As of December 31, 2014 and December 31, 2013, no shares had been repurchased or requested to be repurchased.
Distribution Reinvestment Plan
Pursuant to the DRIP, stockholders may elect to reinvest distributions by purchasing shares of common stock in lieu of receiving cash. No dealer manager fees or selling commissions are paid with respect to shares purchased pursuant to the DRIP. Participants purchasing shares pursuant to the DRIP have the same rights and are treated in the same manner as if such shares were issued pursuant to the primary Offering. The board of directors may designate that certain cash or other distributions be excluded from the DRIP. The Company has the right to amend or suspend any aspect of the DRIP or terminate the DRIP with ten days’ notice to participants. Shares issued under the DRIP are recorded to equity in the accompanying balance sheets in the period distributions are paid. There were 63,998 shares issued under the DRIP as of December 31, 2014. No shares were issued under the DRIP as of December 31, 2013.
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

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

NOTES TO CONSOLIDATED/COMBINED FINANCIAL STATEMENTS

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

	Successor		Predecessor
	December 31, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Mortgage note payable	$45,500	$44,582	$41,449	$38,921
Promissory notes payable	64,849	64,849	—	—
Contingent consideration on acquisition	2,384	2,384	—	—
Deferred consideration	3,471	3,471	—	—
Total	$116,204	$115,286	$41,449	$38,921
The fair value of the mortgage note payable was determined using the discounted cash flow method and applying current market rates and is classified as level 3 under the fair value hierarchy. The fair values of the promissory notes payable were determined to equal their carrying amounts as these amounts are expected to be repaid within a year. The fair value of the contingent consideration on acquisition and deferred consideration was determined to equal their carrying amounts using level 3 inputs, as these amounts are accreted using current market rates.
Note 11 - Commitments and Contingencies
Litigation
In the ordinary course of business, the Company may become subject to litigation or claims. There are no material legal proceedings pending or known to be contemplated against the Company at the date of this filing.
Environmental Matters
In connection with the ownership and operation of real estate, the Company may potentially be liable for costs and damages related to environmental matters. The Company has acquired the Barceló Portfolio through fee simple, leasehold and joint venture interests and as of December 31, 2014, has not been notified by any governmental authority of any non-compliance, liability or other claim and is not aware of any other environmental condition that it believes will have a material adverse effect on the results of operations.
Contingent Consideration
Included as part of the acquisition of the Barceló Portfolio is a contingent consideration payable to BCC based on the operating results of the Baltimore Courtyard, Providence Courtyard and Stratford Homewood Suites. The amount payable is calculated by applying a capitalization rate of 8.4% to the excess earnings before interest, taxes, depreciation and amortization ("EBITDA") earned in the second year after the acquisition over an agreed upon target. If this target EBITDA is not met, no amount will be due to BCC, but if the EBITDA earned is higher than forecasted, the amount due to BCC could be higher than the liability recorded in the consolidated/combined balance sheets as of December 31, 2014.
Deferred Consideration
Included as part of the acquisition of the Barceló Portfolio is deferred consideration payable to BCC of $3.0 million and $0.5 million which was payable on March 21, 2015 and March 21, 2016, respectively. As part of the amendment to the Portfolio Owned Assets and Joint Venture Assets promissory notes, the full amount of $3.5 million is now payable within ten business days after the date the Company raises $70.0 million in common equity from the Offering after the closing of the Grace Acquisition and payment of all acquisition related expenses (including payments to the Advisor and its affiliates). The deferred consideration does not bear interest.

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

NOTES TO CONSOLIDATED/COMBINED FINANCIAL STATEMENTS

Note 12 - Related Party Transactions and Arrangements
As of December 31, 2014, the Special Limited Partner owned 8,888 shares of the Company’s outstanding common stock. The Advisor and its affiliates are entitled to a variety of fees, and may incur and pay costs and fees on behalf of the Company for which they are entitled to reimbursement. The Company had a payable due to affiliates related to operating and Offering costs of $7.0 million and $0.6 million as of December 31, 2014 and December 31, 2013, respectively.
Fees Paid in Connection with the Offering
The Dealer Manager is paid fees and compensation in connection with the sale of the Company's common stock in the Offering. The Dealer Manager is paid a selling commission of up to 7.0% of the per share purchase price of the Company’s offering proceeds before reallowance of commissions earned by participating broker-dealers. In addition, the Dealer Manager is paid up to 3.0% of the gross proceeds from the sale of shares, before reallowance to participating broker-dealers, as a dealer-manager fee. The Dealer Manager may reallow its dealer-manager fee to participating broker-dealers. Alternatively, a participating broker dealer may elect to receive a fee equal to 7.5% of the gross proceeds from the sale of shares by such participating broker dealer, with 2.5% thereof paid at the time of such sale and 1.0% thereof paid on each anniversary of the closing of such sale up to and including the fifth anniversary of the closing of such sale. If this option is elected, the dealer manager fee will be reduced to 2.5% of gross proceeds.
The table below shows the fees incurred from and payable to the Dealer Manager for the Offering during the year ended December 31, 2014 and 2013, respectively, and the associated payable as of December 31, 2014 and December 31, 2013, which is recorded in due to affiliates on the Company's consolidated/combined balance sheets (in thousands):

	Year Ended December 31,		Payable as of
	2014	2013	December 31, 2014	December 31, 2013
Total commissions and fees incurred from the Dealer Manager	$24,099	$—	$153	$—
The Company had a receivable from the Dealer Manager for proceeds from the IPO of $1.6 million as of December 31, 2014 which is recorded in prepaid expenses and other assets on the Company's consolidated/combined balance sheets. No amount were receivable as of December 31, 2013.
The Advisor and its affiliates are paid compensation and/or receive reimbursement for services relating to the Offering, including transfer agency services provided by an affiliate of the Dealer Manager. The Company is responsible for Offering and related costs up to a maximum of 2.0% of gross proceeds received from the Offering, measured at the end of the Offering. Offering costs in excess of the 2.0% cap as of the end of the Offering are the Advisor’s responsibility. As of December 31, 2014 and December 31, 2013, Offering and related costs exceeded 2.0% of gross proceeds received from the Offering by $2.4 million and $1.5 million, respectively, due to the ongoing nature of the Offering.
All Offering costs incurred by the Company or its affiliated entities on behalf of the Company have been charged to additional paid-in capital on the accompanying consolidated/combined balance sheets. Offering costs were reclassified from deferred costs to stockholders’ equity when the Company commenced its Offering, and included all expenses incurred by the Company in connection with its Offering as of such date. As of December 31, 2013, such costs totaled $1.5 million. The table below shows compensation and reimbursements incurred and payable to the Advisor and its affiliates for services relating to the Offering during the year ended December 31, 2014 and 2013, respectively, and the associated amounts payable as of December 31, 2014 and December 31, 2013, which is recorded in due to affiliates on the Company's consolidated/combined balance sheets (in thousands):

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

NOTES TO CONSOLIDATED/COMBINED FINANCIAL STATEMENTS

	Year Ended December 31,		Payable as of
	2014	2013	December 31, 2014	December 31, 2013
Total compensation and reimbursement for services provided by the Advisor and its affiliates relating to the Offering	$3,915	$644	$1,885	$644
In addition to the above, the Company incurred Offering related expenses at the Georgia Tech Hotel, in which the Company owns the leasehold interest. The table below shows the fees incurred from and payable to Georgia Tech Hotel during the year ended December 31, 2014 and 2013, respectively, and the associated payable as of December 31, 2014 and December 31, 2013, which is recorded in due to affiliates on the Company's consolidated/combined balance sheets (in thousands):

	Year Ended December 31,		Payable as of
	2014	2013	December 31, 2014	December 31, 2013
Total offering related costs incurred to leased hotel	$60	$—	$60	$—
Fees Paid in Connection With the Operations of the Company
Fees Paid to the Advisor
The Advisor receives an acquisition fee of 1.5% of the contract purchase price of each acquired property and 1.5% of the amount advanced for any loan or other investment. The Advisor may also be reimbursed for expenses incurred in the process of acquiring properties, in addition to third-party costs the Company may pay directly to, or reimburse the Advisor for. Additionally, the Company may reimburse the Advisor for legal expenses it or its affiliates directly incur in the process of acquiring properties in an amount not to exceed 0.1% of the contract purchase price of the Company’s assets acquired. Once the proceeds from the Offering have been fully invested, the aggregate amount of acquisition fees and financing coordination fees (as described below) may not exceed 1.9% of the contract purchase price, for any new investments, including reinvested proceeds, and the amount advanced for any loan or other investment, for all assets acquired. In no event will the total of all acquisition fees, acquisition expenses and any financing coordination fees (as described below) payable with respect the Company's portfolio exceed 4.5% of the contract purchase price or 4.5% of the amount advanced for a loan or other investment, in the aggregate for all Company investments.
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
The table below depicts the acquisition and financing coordination fees charged by the Advisor in connection with the operations of the Company for the year ended December 31, 2014 and 2013, respectively, and the associated payable as of December 31, 2014 and December 31, 2013, which is recorded in due to affiliates on the Company's consolidated/combined balance sheets (in thousands):

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

NOTES TO CONSOLIDATED/COMBINED FINANCIAL STATEMENTS

	Year Ended December 31,		Payable as of
	2014	2013	December 31, 2014	December 31, 2013
Acquisition fees	$1,598	$—	$—	$—
Financing coordination fees	815	—	—	—
	$2,413	$—	$—	$—
For its asset management services, the Company causes the OP to issue (subject to periodic approval by the board of directors) to the Advisor performance-based restricted partnership units of the OP ("Class B Units") on a quarterly basis in an amount equal to:
• the cost of the Company’s assets or the lower of the cost of assets and the applicable quarterly NAV, once the Company begins calculating NAV, multiplied by
•0.1875%, divided by
•the value of one share of common stock as of the last day of such calendar quarter, which is equal initially to $22.50 (the Offering price minus selling commissions and dealer manager fees) and, at such time as the Company calculates NAV, to per share NAV.
The Advisor is entitled to receive distributions on the vested and unvested Class B Units it receives in connection with its asset management subordinated participation at the same rate as distributions received on the Company’s common stock. Such distributions are in addition to the incentive fees the Advisor and its affiliates may receive from the Company, including, without limitation, the annual subordinated performance fee and the subordinated participation in net sales proceeds, the subordinated incentive listing distribution or the subordinated distribution upon termination of the advisory agreement, each as described below.
The restricted Class B Units do not become unrestricted Class B Units until certain performance conditions are satisfied, including the adjusted market value of the OP’s assets plus applicable distributions equals or exceeds the aggregate capital contributed by investors plus an amount equal to a 6.0% cumulative, pre-tax, non-compounded annual return to investors. Asset management services were performed by the Advisor for the year ended December 31, 2014, and 27,821 Class B Units have been issued as of December 31, 2014.
Fees Paid to the Sponsor
In connection with entering into the Grace Acquisition, the Company paid a $50.0 million customary earnest money deposit on May 27, 2014 which was partially funded by a $40.5 million draw on a $45.0 million promissory note with CARP, LLC, an entity under common control with the Sponsor (the "Affiliate Promissory Note"), which had a maturity date of May 27, 2015. As of December 31, 2014, the Affiliate Promissory Note had been repaid in full. See Note 7.
The table below shows the interest expense paid by the Company during the year ended December 31, 2014 and the associated payable as of December 31, 2014, which is recorded in due to affiliates on the Company's consolidated/combined balance sheets, and the interest expense paid by the Predecessor for the year ended December 31, 2013 and the associated payable as of December 31, 2013 (in thousands):

	Year Ended December 31,		Payable as of
	2014	2013	December 31, 2014	December 31, 2013
Interest payment related to the Grace deposit promissory note	$151	$—	$—	$—

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

NOTES TO CONSOLIDATED/COMBINED FINANCIAL STATEMENTS

Fees Paid to the Property Manager
The Company pays a property management fee of up to 4.0% of the monthly gross receipts from the Company's properties to the Property Manager. The Property Manager, in turn, pays a portion of the property management fees to the Sub-Property Manager or a third-party sub-property manager, as applicable. The Company also reimburses the Sub-Property Manager or a third-party sub-property manager, as applicable, for property level expenses, as well as fees and expenses of such sub-property manager. However, the Company will not reimburse such sub-property managers for general overhead costs or for the wages and salaries and other employee-related expenses of employees of such sub-property managers, other than employees or subcontractors who are engaged in the on-site operation, management, maintenance or access control of the Company’s properties.
The Company also will pay to the Sub-Property Manager an annual incentive fee equal to 15% of the amount by which the operating profit from the properties managed by the Sub-Property Manager for such fiscal year (or partial fiscal year) exceeds 8.5% of the total investment of such properties. The Company may, in the future, pay similar fees to third-party sub-property managers. No incentive fee was payable by the Company during the year ended December 31, 2014.
For these purposes, “total investment” means the sum of (i) the price paid to acquire the property, including closing costs, conversion costs, and transaction costs; (ii) additional invested capital; and (iii) any other costs paid in connection with the acquisition of the property, whether incurred pre- or post-acquisition.
The Predecessor paid the Sub-Property Manager a similar property management fee and incentive fee.
The table below shows the management fees and reimbursable expenses incurred by the Company during the year ended December 31, 2014 and the associated payable as of December 31, 2014, which is recorded in due to affiliates on the Company's consolidated/combined balance sheets, and the management fees and reimbursable expenses incurred by the Predecessor for the year ended December 31, 2013 and the associated payable as of December 31, 2013, which is recorded in accounts payable and accrued expenses on the Predecessor's consolidated/combined balance sheets (in thousands):

	Year Ended December 31,		Payable as of
	2014	2013	December 31, 2014	December 31, 2013
Total management fees and reimbursable expenses incurred from Sub-Property Manager	$2,579	$2,445	$228	$158
Total management fees incurred from Property Manager	262	—	20	—
	$2,841	$2,445	$248	$158
The Company pays the Sub-Property Manager interest on the promissory notes payable for the property improvement plan relating to the Barceló Portfolio. See Note 7. The table below shows the interest expense paid by the Company during the year ended December 31, 2014, and the associated payable as of December 31, 2014, which is recorded in due to affiliates on the Company's consolidated/combined balance sheets, and the interest expense paid by the Predecessor during the year ended December 31, 2013 and the associated payable as of December 31, 2013, which is recorded in accounts payable and accrued expenses on the Predecessor's consolidated/combined balance sheets (in thousands):

	Year Ended December 31,		Payable as of
	2014	2013	December 31, 2014	December 31, 2013
Interest related to the Property improvement plan promissory note	$63	$—	$20	$—
Fees Paid to Other Affiliates
The Company entered into an agreement with RCS Capital, the investment banking and capital markets division of the Dealer Manager ("RCS Capital") to provide strategic advisory services and investment banking services required in the

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

NOTES TO CONSOLIDATED/COMBINED FINANCIAL STATEMENTS

ordinary course of the Company's business, such as performing financial analysis, evaluating publicly traded comparable companies and assisting in developing a portfolio composition strategy, a capitalization structure to optimize future liquidity options and structuring operations. The Company has recorded the payment of the costs associated with this agreement of $0.9 million in prepaid expenses and other assets on the Company's consolidated/combined balance sheets and amortizes the costs associated with this agreement over the estimated remaining life of the Offering.
RCS Advisory Services, LLC ("RCS Advisory") is paid compensation for services provided to the Company on behalf of the Advisor based on time and expenses incurred. Additionally, the Company entered into a $1.0 million agreement with RCS Advisory to provide transaction management services in connection with the Grace Acquisition.  As of December 31, 2014, the Company had paid $0.6 million on account of this agreement.  The Company will pay an additional $0.1 million under this agreement, after which no further amounts will become due.
The Company entered into an agreement with RCS Capital to provide strategic and financial advice and assistance in connection with the Grace Acquisition, such as performing financial advisory and analysis services, due diligence and negotiation of the financial aspects of the acquisition. The Company will be charged 0.25% of the total transaction value for these services and has accrued $4.5 million associated with this agreement for the year ended December 31, 2014 and the associated payable, which is recorded in due to affiliates on the Company's consolidated/combined balance sheets.
The table below depicts related party fees and reimbursements charged by the Dealer Manager and RCS Advisory in connection with the operations of the Company for the year ended December 31, 2014 and 2013, respectively, and the associated payable as of December 31, 2014 and December 31, 2013 (in thousands):

	Year Ended December 31,		Payable as of
	2014	2013	December 31, 2014	December 31, 2013
Transaction fees and expenses	$5,270	$—	$4,645	$—
Advisory and investment banking fee	460	—	—	—
Total related party fees and reimbursements	$5,730	$—	$4,645	$—
In order to increase operating cash flows and the ability to pay distributions from operating cash flows, the Advisor may elect to waive certain fees. Because the Advisor may waive certain fees, cash flow from operations that would have been paid to the Advisor may be available to pay distributions to stockholders. The fees that may be forgiven are not deferrals and accordingly, will not be paid to the Advisor. In certain instances, to improve the Company’s working capital, the Advisor may elect to absorb a portion of the Company’s general and administrative costs. No expenses were absorbed by the Advisor for the year ended December 31, 2014.
The Company reimburses the Advisor’s costs of providing administrative services, subject to the limitation that the Company will not reimburse the Advisor for any amount by which the Company’s operating expenses at the end of the four preceding fiscal quarters exceeds the greater of (a) 2.0% of average invested assets and (b) 25.0% of net income other than any additions to reserves for depreciation, bad debt, impairment or other similar non-cash reserves and excluding any gain from the sale of assets for that period. Additionally, the Company reimburses the Advisor for personnel costs in connection with other services; however, the Company will not reimburse the Advisor for personnel costs, including executive salaries, in connection with services for which the Advisor receives acquisition fees, acquisition expenses or real estate commissions.
The Advisor at its election may also contribute capital to enhance the Company’s cash position for working capital and distribution purposes. Any contributed capital amounts are not reimbursable to the Advisor. Further, any capital contributions are made without any corresponding issuance of common or preferred shares. There were no contributions to capital from the Advisor for the year ended December 31, 2014 and 2013.
Fees Paid in Connection with the Liquidation or Listing of the Company’s Real Estate Assets
The Company may pay the Advisor an annual subordinated performance fee calculated on the basis of the Company’s total return to stockholders, payable monthly in arrears, such that for any year in which the Company’s total return on stockholders’ capital exceeds 6.0% per annum, the Advisor will be entitled to 15.0% of the excess total return but not to exceed 10.0% of the

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

NOTES TO CONSOLIDATED/COMBINED FINANCIAL STATEMENTS

aggregate total return for such year. This fee will be payable only upon the sale of assets, other disposition or refinancing of such assets, which results in the return on stockholders’ capital exceeding 6.0% per annum. No subordinated performance fees were incurred during the year ended December 31, 2014.
The Company may pay a brokerage commission to the Advisor on the sale of property, not to exceed the lesser of 2.0% of the contract sale price of the property and 50.0% of the total brokerage commission paid if a third-party broker is also involved; provided, however, that in no event may the real estate commissions paid to the Advisor, its affiliates and unaffiliated third parties exceed the lesser of 6.0% of the contract sales price and a reasonable, customary and competitive real estate commission, in each case, payable to the Advisor if the Advisor or its affiliates, as determined by a majority of the independent directors, provided a substantial amount of services in connection with the sale. No such fees were incurred during the year ended December 31, 2014.
The Company will pay the Special Limited Partner a subordinated participation in the net sales proceeds of the sale of real estate assets of 15.0% of the remaining net sale proceeds after return of capital contributions to investors plus payment to investors of a 6.0% cumulative, pre-tax, non-compounded annual return on the capital contributed by investors. The Special Limited Partner will not be entitled to the subordinated participation in net sale proceeds unless the Company’s investors have received a 6.0% cumulative non-compounded return on their capital contributions plus the return of their capital. No such participation became due and payable during the year ended December 31, 2014.
If the common stock of the Company is listed on a national exchange, the Company will pay the Special Limited Partner a subordinated incentive listing distribution of 15.0% of the amount by which the Company’s market value plus distributions exceeds the aggregate capital contributed by investors plus an amount equal to a 6.0% cumulative, pre-tax non-compounded annual return to investors. The Special Limited Partner will not be entitled to the subordinated incentive listing fee unless investors have received a 6.0% cumulative, pre-tax non-compounded return on their capital contributions plus the return of their capital. No such distributions were incurred during the year ended December 31, 2014. Neither the Special Limited Partner nor any of its affiliates can earn both the subordination participation in the net sale proceeds and the subordinated incentive listing distribution.

Upon termination or non-renewal of the Advisory agreement with the Advisor, with or without cause, the Special Limited Partner will be entitled to receive distributions from the OP equal to 15.0% of the amount by which the sum of the Company’s market value plus distributions exceeds the sum of the aggregate capital contributed by investors plus an amount equal to a 6.0% cumulative, pre-tax, non-compounded annual return to investors. The Special Limited Partner may elect to defer its right to receive a subordinated distribution upon termination until either a listing on a national securities exchange or other liquidity event occurs. No such distributions were incurred during the year ended December 31, 2014.
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
Note 14 - Income Taxes
We intend to elect and qualify to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code commencing with our tax year ended December 31, 2014. In order to qualify as a REIT, we must annually distribute to our stockholders 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding net capital gain, and must comply with various other organizational and operational requirements. Distributions to stockholders for the tax year ended December 31, 2014 were all deemed to be return of capital.

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

NOTES TO CONSOLIDATED/COMBINED FINANCIAL STATEMENTS

The components of income tax expense for the year ended December 31, 2014 are presented in the following table, in thousands. There was no income tax expense for the year ended December 31, 2013.

	Year Ended December 31,
	2014	2013
Current:
Federal	$633	$—
State	91	—
	724	—
Deferred:
Federal	(116)	—
State	(17)	—
	(133)	—
Income tax expense	$591	$—
A reconciliation of the statutory federal income tax benefit of the Company's income tax expense is presented in the following table, in thousands. There was no income tax expense for the year ended December 31, 2013.

	Year Ended December 31,
	2014	2013
Statutory federal income tax benefit	$(4,845)	$—
Effect of non-taxable REIT loss	5,361	—
State income tax expense, net of federal tax benefit	73	—
Other	2	—
Income tax expense	$591	$—
The tax effect of each type of temporary difference and carryforward, that gives rise to the deferred tax assets and liabilities as of December 31, 2014 are presented in the following table, in thousands. There were no temporary differences or carryforwards for the year ended December 31, 2013.

	Year Ended December 31,
	2014	2013
Deferred tax asset:
Employee-related compensation	$152	$—
Other	11	—
	163	—
Deferred tax liability
Investments in unconsolidated joint ventures	(30)	—
Total deferred tax liability	(30)	—
Net deferred tax asset	$133	$—
As of December 31, 2014, the Company had a net deferred tax asset of $0.1 million. The Company believes that it is more likely than not that the TRS will generate sufficient taxable income to realize in full this deferred tax asset. Accordingly, no valuation allowance has been recorded as of December 31, 2014.
As of December 31, 2014, the tax years that remain subject to examination by major tax jurisdictions include 2013 and 2014.

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

NOTES TO CONSOLIDATED/COMBINED FINANCIAL STATEMENTS

Note 15 – Quarterly Results (Unaudited)
Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2014 2013:

	Quarters Ended
	Predecessor	Successor
(In thousands, except for share amounts)	Period from January 1 to March 20, 2014	Period from March 21 to March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Total revenues	$8,245	$1,320	$11,460	$11,387	$10,704
Net loss attributable to stockholders	$(605)	$(5,282)	$(82)	$(3,549)	$(5,928)
Basic and diluted weighted average common shares outstanding	NA	68,622	398,796	2,792,350	7,959,303
Basic and diluted net loss per share attributable to stockholders	NA	$(76.97)	$(0.21)	$(1.27)	$(0.74)

	Quarters Ended
	Predecessor
(In thousands, except for share amounts)	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
Total revenues	$8,776	$10,988	$10,413	$9,620
Net income (loss) attributable to stockholders	$(971)	$978	$468	$(370)
Basic and diluted weighted average common shares outstanding	NA	NA	NA	NA
Basic and diluted net loss per share attributable to stockholders	NA	NA	NA	NA
___________________________________________________
NA - not applicable

Note 16 - Subsequent Events
The Company has evaluated subsequent events through the filing of this Annual Report on Form 10-K, and determined that there have not been any events that have occurred that would require adjustments to disclosures in the accompanying consolidated financial statements except for the following transactions:
Sales of Common Stock
As of March 15, 2015, the Company had 15.1 million shares of common stock outstanding, including unvested restricted shares and shares issued under the DRIP. Total gross proceeds, net of repurchases, from these issuances were $375.1 million, including proceeds from shares issued under the DRIP. As of March 15, 2015, the aggregate value of all share issuances was $377.2 million based on a per share value of $25.00 (or $23.75 per share for shares issued under the DRIP).
Total capital raised to date, including shares issued under the DRIP, is as follows (in thousands):

Source of Capital	Inception to December 31, 2014	January 1, 2015 to March 15, 2015	Total
Common stock	$252,854	$122,233	$375,087
Distributions Paid

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

NOTES TO CONSOLIDATED/COMBINED FINANCIAL STATEMENTS

On January 2, 2015, the Company paid distributions of $1.4 million to stockholders of record during the month of December 2014. Approximately $0.7 million of such distributions were paid in cash, while $0.7 million was reinvested to purchase 27,223 shares under the DRIP. On February 2, 2015, the Company paid distributions of $1.6 million to stockholders of record during the month of January 2015. Approximately $0.8 million of such distributions were paid in cash, while $0.8 million was reinvested to purchase 31,525 shares under the DRIP. On March 2, 2015, the Company paid distributions of $1.7 million to stockholders of record during the month of February 2015. Approximately $0.9 million of such distributions were paid in cash, while $0.8 million was reinvested to purchase 33,643 shares under the DRIP.
Acquisition
On February 27, 2015, the Company closed the Grace Acquisition (See Note 1 - Organization).

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

Real Estate and Accumulated Depreciation
Schedule III
December 31, 2014
(dollar amounts in thousands)

				Initial Cost		Subsequent Costs Capitalized		Gross Amount at December 31, 2014 (1)
Property	U.S. State or Country	Acquisition Date	Debt at December 31, 2014	Land	Building and Improvements	Land	Building and Improvements	Land	Building and Improvements	Total	Accumulated Depreciation (2)
Baltimore Courtyard Inner Harbor Hotel	MD	2014	$24,980	$4,960	$34,343	$—	$1	$4,960	$34,344	$39,304	$(679)
Courtyard Providence Downtown Hotel	RI	2014	20,520	4,724	29,388	—	1,238	4,724	30,626	35,350	(586)
Homewood Suites Stratford	CT	2014	—	2,377	13,874	—	2,332	2,377	16,206	18,583	(304)
Total			$45,500	$12,061	$77,605	$—	$3,571	$12,061	$81,176	$93,237	$(1,569)
___________________________________

(1)	The tax basis of aggregate land, buildings and improvements as of December 31, 2014 is $92.3 million.

(2)	Each of the properties has a depreciable life of: 40 years for buildings, 15 years for improvements.
A summary of activity for real estate and accumulated depreciation for the period from March 21 to December 31, 2014(1):

For the Period from March 21 to December 31, 2014

Land, buildings and improvements, at cost:
Balance at March 21, 2014	$89,666
Additions-Acquisitions	—
Capital improvements	3,571
Balance at December 31, 2014	$93,237

Accumulated depreciation and amortization:
Balance at March 21, 2014	$—
Depreciation expense	(1,569)
Balance at December 31, 2014	$(1,569)
___________________________________

(1)	The change in the real estate investments for the Predecessor has not been presented because the land, building and improvements were recorded by the Predecessor at the pre-acquisition basis.