Form 10-Q
period 2015-03-31
American Realty Capital Hospitality Trust, Inc.
filed 2015-05-15
CIK 1583077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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

The number of shares of the registrant's common stock, $0.01 par value, outstanding as of May 7, 2015 was 20,325,949.

Page
PART I
Item 1. Financial Statements	1
Condensed Consolidated/Combined Balance Sheets as of March 31, 2015 (Unaudited) and December 31, 2014	1
Condensed Consolidated/Combined Statements of Operations and Comprehensive Income (Loss) (Unaudited) of the Successor for the Three Months Ended March 31, 2015 and for the Period from March 21 to March 31, 2014 and of the Predecessor for the Period from January 1 to March 20, 2014	2
Condensed Consolidated/Combined Statement of Changes in Equity (Unaudited) for the Three Months Ended March 31, 2015	3
Condensed Consolidated/Combined Statements of Cash Flows (Unaudited) of the Successor for the Three Months Ended March 31, 2015 and the Period from March 21 to March 31, 2014 and of the Predecessor for the Period from January 1 to March 20, 2014	4
Notes to Condensed Consolidated/Combined Financial Statements (Unaudited)	6
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	26
Item 3. Quantitative and Qualitative Disclosures About Market Risk	38
Item 4. Controls and Procedures	38
PART II
Item 1. Legal Proceedings	39
Item 1A. Risk Factors	39
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	40
Item 3. Defaults Upon Senior Securities	40
Item 4. Mine Safety Disclosures	40
Item 5. Other Information	40
Item 6. Exhibits	41
Signatures	43

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

CONDENSED CONSOLIDATED/COMBINED BALANCE SHEETS
(In thousands, except for share and per share data)

	March 31, 2015	December 31, 2014
	(unaudited)
ASSETS
Real estate investments:
Land	$286,540	$12,061
Buildings and improvements	1,473,930	81,176
Furniture, fixtures and equipment	133,400	5,308
Total real estate investments	1,893,870	98,545
Less: accumulated depreciation and amortization	(9,867)	(2,796)
Total real estate investments, net	1,884,003	95,749
Cash and cash equivalents	61,439	131,861
Acquisition deposit	—	75,000
Restricted cash	39,147	3,437
Investments in unconsolidated entities	4,964	5,475
Below-market lease asset, net	10,560	8,060
Prepaid expenses and other assets	38,110	11,801
Deferred financing fees, net	19,415	1,991
Total Assets	$2,057,638	$333,374

LIABILITIES AND EQUITY
Mortgage notes payable	$1,176,663	$45,500
Promissory notes payable	64,849	64,849
Mandatorily redeemable preferred securities	447,097	—
Accounts payable and accrued expenses	53,223	14,219
Due to affiliates	12,120	7,011
Total liabilities	1,753,952	131,579
Equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized, 16,902,848 and 10,163,206 shares issued and outstanding, respectively	169	102
Additional paid-in capital	368,640	221,379
Deficit	(65,123)	(19,686)
Total equity	303,686	201,795
Total Liabilities and Equity	$2,057,638	$333,374

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

CONDENSED CONSOLIDATED/COMBINED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except for share and per share data)
(Unaudited)

	Successor	Successor	Predecessor
	Three Months Ended March 31, 2015	For the Period from March 21 to March 31, 2014	For the Period from January 1 to March 20, 2014
Revenues
Rooms	$50,492	$965	$6,026
Food and beverage	2,795	231	1,543
Other	1,539	124	676
Total revenue	54,826	1,320	8,245
Operating expenses
Rooms	10,314	203	1,405
Food and beverage	1,975	136	1,042
Management fees	2,207	46	289
Other property-level operating expenses	20,717	507	3,490
Depreciation and amortization	7,071	122	994
Rent	1,283	130	933
Total operating expenses	43,567	1,144	8,153
Income from operations	11,259	176	92
Interest expense	(10,160)	(212)	(531)
Acquisition and transaction related costs	(37,283)	(4,458)	—
Equity in losses of unconsolidated entities	(107)	—	(166)
General and administrative	(2,493)	(690)	—
Total other expenses, net	(50,043)	(5,360)	(697)
Net loss before taxes	(38,784)	(5,184)	(605)
Provision for income taxes	1,192	98	—
Net loss and comprehensive loss	$(39,976)	$(5,282)	$(605)

Basic and diluted net loss per share	$(3.07)	$(76.97)	NA
Basic and diluted weighted average shares outstanding	13,011,673	68,622	NA
___________________________________________________
NA - not applicable

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

CONDENSED CONSOLIDATED/COMBINED STATEMENT OF CHANGES IN EQUITY
(In thousands, except for share data)
(Unaudited)

	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Deficit	Total Stockholders' Equity
Balance, December 31, 2014	10,163,206	$102	$221,379	$(19,686)	$201,795
Issuance of common stock	6,647,250	66	164,971	—	165,037
Net loss	—	—	—	(39,976)	(39,976)
Dividends paid or declared	—	—	—	(5,461)	(5,461)
Common stock issued through Distribution Reinvestment Plan	92,392	1	2,194	—	2,195
Share-based payments	—	—	7	—	7
Common stock offering costs, commissions and dealer manager fees	—	—	(19,911)	—	(19,911)
Balance, March 31, 2015	16,902,848	$169	$368,640	$(65,123)	$303,686

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

CONDENSED CONSOLIDATED/COMBINED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Successor	Successor	Predecessor
	Three Months Ended March 31, 2015	For the Period from March 21 to March 31, 2014	For the Period from January 1 to March 20, 2014
Cash flows from operating activities:
Net loss	$(39,976)	$(5,282)	$(605)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,071	122	994
Amortization of deferred financing costs	1,168	—	75
Equity in losses of unconsolidated entities	107	—	166
Distribution from unconsolidated affiliates	404	—	—
Other adjustments, net	192	4	—
Changes in assets and liabilities:
Prepaid expenses and other assets	(16,865)	(689)	(581)
Restricted cash	(16,804)	—	—
Due to affiliates	(328)	—	—
Accounts payable and accrued expenses	33,352	2,222	(605)
Net cash used in operating activities	(31,679)	(3,623)	(556)

Cash flows from investing activities:
Acquisition of hotel assets, net of cash received	(447,403)	(41,390)	—
Real estate investment improvements and purchases of property and equipment	(1,405)	—	(83)
Acquisition deposit	75,000	—	—
Increase in restricted cash	(14,887)	(2,050)	(468)
Net cash used in investing activities	(388,695)	(43,440)	(551)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	162,270	3,119	—
Payments of offering costs	(14,302)	(659)	—
Dividends paid	(2,407)	—	—
Distribution to members	—	—	(800)
Affiliate financing advancement	—	2,570	—
Proceeds from mortgage note payable	227,000	45,500	(137)
Proceeds from promissory note payable	—	1,775	—
Deferred financing fees	(18,590)	(1,598)	—
Restricted cash for debt service	(4,019)	—	—
Net cash provided by (used in) financing activities	349,952	50,707	(937)
Net change in cash	(70,422)	3,644	(2,044)
Cash and cash equivalents, beginning of period	131,861	8,476	10,520
Cash and cash equivalents, end of period	$61,439	$12,120	$8,476

Supplemental disclosure of cash flow information:
Interest paid	$2,670	$87	$458
Taxes paid	$272	—	—
Non-cash investing and financing activities:
Reclassification of deferred offering costs to additional paid-in capital	—	$1,505	—
Offering costs payable	$5,841	$916	—

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

CONDENSED CONSOLIDATED/COMBINED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Successor	Successor	Predecessor
	Three Months Ended March 31, 2015	For the Period from March 21 to March 31, 2014	For the Period from January 1 to March 20, 2014
Real estate investment improvements and purchases of property and equipment in accounts payable and accrued expenses	$157	—	—
Proceeds receivable from share sales (1)	$2,767		—
Seller financing of real estate investments	—	$58,074	—
Seller financing of investment in unconsolidated entities	—	$5,000	—
Mortgage and mezzanine debt assumed on real estate investments	$904,185	—	—
Contingent consideration on acquisition	—	$2,261	—
Dividends declared but not paid	$2,225	—	—
Common stock issued through distribution reinvestment plan	$2,194	—	—
___________________________________________________

(1)	The proceeds receivable from the sale of shares of common equity was received by the Company prior to the filing date of this Quarterly Report on Form 10-Q.

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED/COMBINED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

Note 1 - Organization
American Realty Capital Hospitality Trust, Inc. (the "Company") was incorporated on July 25, 2013 as a Maryland corporation and qualified as a real estate investment trust for U.S. federal income tax purposes ("REIT") beginning with the taxable year ended December 31, 2014. The Company was formed primarily to acquire lodging properties in the midscale limited service, extended stay, select service, upscale select service, and upper upscale full service segments within the hospitality sector. The Company has no limitation as to the number of franchises or licenses with which the Company's hotels will be associated. All such properties may be acquired by the Company alone or jointly with another party. The Company may also originate or acquire first mortgage loans secured by real estate and invest in other real estate-related debt. In March 2014, the Company completed its first acquisition comprising investments in six hotels (the "Barceló Portfolio"), and in February 2015, the Company completed its second acquisition (the "Grace Acquisition") comprising investments in 116 hotels (the "Grace Portfolio"). As of March 31, 2015, the Company had acquired or had an interest in a total of 122 properties.
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
Until the filing of the Company's second quarterly financial filing with the SEC, pursuant to the Securities Exchange Act of 1934, as amended, following the earlier to occur of (i) the Company's acquisition of at least $2.0 billion in total investment portfolio assets or (ii) January 7, 2016 (the "NAV pricing date"), the per share purchase price in the IPO will be up to $25.00 per share (including the maximum allowed to be charged for commissions and fees) and shares issued under the DRIP will initially be equal to $23.75 per share, which is 95% of the initial per share offering price in the IPO. Thereafter, the per share purchase price will vary quarterly and will be equal to the Company's net asset value ("NAV") per share plus applicable commissions and fees in the case of the primary offering, and the per share purchase price in the DRIP will be equal to the NAV per share. On February 3, 2014, the Company received and accepted subscriptions in excess of the minimum offering amount of $2.0 million in Offering proceeds, broke escrow and issued shares of common stock to the initial investors who were admitted as stockholders. As of March 31, 2015, the Company had 16.9 million shares of common stock outstanding and had received total gross proceeds of approximately $420.2 million, including shares issued under the DRIP.
Substantially all of the Company's business is conducted through American Realty Capital Hospitality Operating Partnership, L.P. (the "OP"), a Delaware limited partnership. The Company is the sole general partner and holds substantially all of the units of limited partner interest in the OP ("OP Units"). Additionally, American Realty Capital Hospitality Special Limited Partner, LLC (the "Special Limited Partner") contributed $2,020 to the OP in exchange for 90 OP Units, which represents a nominal percentage of the aggregate OP ownership. The holders of OP Units have the right to convert OP Units for the cash value of a corresponding number of shares of common stock or, at the option of the OP, a corresponding number of shares of common stock of the Company in accordance with the limited partnership agreement of the OP. The remaining rights of the limited partner interests are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP's assets.
The Company has no direct employees. The Company has retained American Realty Capital Hospitality Advisors, LLC (the "Advisor") to manage certain aspects of its affairs on a day-to-day basis. American Realty Capital Hospitality Properties, LLC, or one of its subsidiaries (collectively, the "Property Manager"), serves as the Company's property manager and the Property Manager has retained Crestline Hotels & Resorts, LLC ("Crestline"), an entity under common control with the parent of American Realty Capital IX, LLC (the "Sponsor") to provide services, including locating investments, negotiating financing and operating certain hotel assets in the Company's portfolio. Realty Capital Securities, LLC (the "Dealer Manager"), an entity under common control with the parent of the Sponsor, serves as the dealer manager of the offering. The Advisor, Special Limited Partner, Property Manager, Crestline and Dealer Manager are related parties and receive fees, distributions and other compensation for services related to the Offering and the investment and management of the Company's assets.

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED/COMBINED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

The Company, directly or indirectly through its taxable REIT subsidiaries, enters into agreements with the Property Manager, which, in turn, engages Crestline or a third-party sub-property manager to manage the Company’s hotel properties. Crestline is a leading hospitality management company in the United States with 74 hotels and 11,889 rooms under management in 21 states and the District of Columbia. As of March 31, 2015, 40 of the Company's hotels are managed by Crestline, and 82 of the Company's hotels are managed by third-party sub-property managers.
Note 2 - Summary of Significant Accounting Policies
The accompanying condensed consolidated/combined financial statements of the Company included herein were prepared in accordance with the instructions to this Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by United States Generally Accepted Accounting Principles ("GAAP") for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. All intercompany accounts and transactions have been eliminated in consolidation.
The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2014, which are included in the Company's Annual Report on Form 10-K filed with the SEC on March 31, 2015.
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
The Predecessor consists of the Barceló Portfolio, which consists of hospitality assets and operations owned by Barceló Crestline Corporation and certain consolidated subsidiaries ("BCC"), that had been maintained in various legal entities until the Company acquired them from BCC on March 21, 2014. Historically, financial statements have not been prepared for the Predecessor as a discrete stand-alone entity. The accompanying condensed consolidated/combined financial statements for the Predecessor, for the period from January 1 to March 20, 2014 have been derived from the historical accounting records of BCC and reflect revenue and expenses and cash flows directly attributable to the Predecessor, as well as allocations deemed reasonable by management, to present the combined results of operations and cash flows of the Predecessor on a stand-alone basis. Included in the accompanying condensed consolidated/combined statement of operations is $0.2 million of costs related to the Company for the period from January 1 to March 20, 2014.
Use of Estimates
The preparation of the accompanying condensed consolidated/combined financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management makes significant estimates regarding revenue recognition, purchase price allocations to record investments in real estate, the useful lives of real estate and real estate taxes, as applicable.

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED/COMBINED FINANCIAL STATEMENTS
March 31, 2015
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
Below-Market Lease
The below-market lease intangibles are based on the difference between the market rent and the contractual rent as of the date the Company assumed the obligations and are discounted to a present value using an interest rate reflecting the Company's current assessment of the risk associated with the leases assumed. Acquired lease intangible assets are amortized over the remaining lease term. The amortization of below-market leases is recorded as an increase to rent expense on the condensed consolidated/combined statements of operations.
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
Cash and Cash Equivalents
Cash and cash equivalents include cash in bank accounts as well as investments in highly-liquid money market funds with original maturities of three months or less.
Restricted Cash
Restricted cash consists of amounts required under mortgage agreements for future capital improvements to owned assets, future interest and property tax payments and excess cash flow deposits due to mortgage agreement restrictions. For purposes of the statement of cash flows, changes in restricted cash caused by changes to the amount needed for future capital improvements

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED/COMBINED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

are treated as investing activities, changes related to future interest payments are treated as financing activities, and changes related to real estate tax payments and excess cash flow deposits are treated as operating activities.
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
Income Taxes
The Company intends to elect and qualify to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code commencing with its tax year ended December 31, 2014. In order to qualify as a REIT, the Company must annually distribute to its stockholders 90% of its REIT taxable income (which does not equal net income as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding net capital gain, and must comply with various other organizational and operational requirements. The Company will generally not be subject to federal corporate income tax on the portion of its REIT taxable income that it distributes to its stockholders. The Company may be subject to certain state and local taxes on its income, property tax and federal income and excise taxes on its undistributed income. The Company's hotels are leased to taxable REIT subsidiaries ("TRSs") which are wholly owned subsidiaries of the OP. The TRSs are subject to federal, state and local income taxes.
Earnings/Loss per Share
The Company calculates basic income or loss per share by dividing net income or loss for the period by the weighted-average shares of its common stock outstanding for a respective period. Diluted income per share takes into account the effect of dilutive instruments, such as stock options and unvested stock awards, except when doing so would be anti-dilutive.
Advertising Costs
Advertising costs for hotel operations are expensed as incurred. These costs were $1.4 million for the three months ended March 31, 2015 and $0.1 million combined between the Predecessor and the Company for the three months ended March 31, 2014.

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED/COMBINED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

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

	March 31, 2015	December 31, 2014
Trade receivables	$5,621	$1,388
Allowance for doubtful accounts	(482)	(45)
Trade receivables, net of allowance	$5,139	$1,343
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
Derivative Transactions
The Company at certain times enters into derivative instruments to hedge exposure to changes in interest rates. The Company’s current derivatives consist of two interest rate cap agreements entered into in connection with the closing of the acquisition of the Grace Portfolio, which help to mitigate the Company’s exposure to increasing borrowing costs under floating rate indebtedness. The Company has elected not to designate its interest rate cap agreements as cash flow hedges. Therefore, changes in the fair values of the interest rate caps are recorded in general and administrative expenses in the condensed consolidated/combined statement of operations and comprehensive income (loss). The impact of the interest rate caps for the period ended March 31, 2015, to the condensed/consolidated financial statements was immaterial.
Recently Issued Accounting Pronouncements
On May 28, 2014, the FASB issued ASU 2014-09 Revenue from Contracts with Customers ("ASU 2014-09"), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective. The new standard is effective for the Company on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method and has not determined the effect of the standard on its ongoing financial reporting.
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

On January 9, 2015, the FASB issued ASU 2015-01 Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items (“ASU 2015-01”), this Update eliminates from GAAP the concept of extraordinary items. Subtopic 225-20, Income Statement-Extraordinary and Unusual Items, required that an entity separately classify, present, and disclose extraordinary events and transactions. The adoption of ASU 2015-01 becomes effective for the Company on its fiscal

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED/COMBINED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

year ending December 31, 2016, and all subsequent annual and interim periods. Early adoption is permitted. The adoption of ASU 2015-01 is not expected to have a material effect on the Company’s consolidated financial statements.

On February 18, 2015, the FASB issued ASU 2015-02 Amendments to the Consolidation Analysis (“ASU 2015-02”), the amendments in this Update reduce the application of the related party guidance for VIEs on the basis of the following three changes:

1)
For single decision makers, related party relationships must be considered indirectly on a proportionate basis, rather than in their entirety. Except in the following two instances, the consolidation analysis would end after this indirect assessment.

2)
After the assessment above is performed, related party relationships should be considered in their entirety for entities that are under common control only if that common control group has the characteristics of a primary beneficiary. That is, the common control group collectively has a controlling financial interest.

3)
If the second assessment is not applicable, but substantially all of the activities of the VIE are conducted on behalf of a single variable interest holder (excluding the decision maker) in a related party group that has the characteristics of a primary beneficiary, that single variable interest holder must consolidate the VIE as the primary beneficiary.

The new standard is effective for the Company on January 1, 2016. Early application is permitted. The adoption of ASU 2015-02 is not expected to have a material effect on the Company’s consolidated financial statements.
On April 7, 2015, the FASB issued ASU 2015-03 Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”), which is designed to simplify the presentation of debt issuance costs, the amendments in this Update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this Update. The new standard is effective for the Company on January 1, 2016. Early application is permitted. The adoption of ASU 2015-03 is not expected to have a material effect on the Company’s consolidated financial statements.
Note 3 - Business Combinations
Barceló Portfolio: On March 21, 2014, the Company acquired the Barceló Portfolio through fee simple, leasehold and joint venture interests. The aggregate purchase price of the Barceló Portfolio was approximately $110.1 million, exclusive of closing costs. The Barceló Portfolio consists of (i) three wholly owned hotel assets (the "Portfolio Owned Assets"), the Baltimore Courtyard Inner Harbor Hotel (the "Baltimore Courtyard"), the Courtyard Providence Downtown Hotel (the "Providence Courtyard") and the Homewood Suites by Hilton Stratford (the "Stratford Homewood Suites"); (ii) one leased asset, the Georgia Tech Hotel & Conference Center (the "Georgia Tech Hotel"); and (iii) equity interests in two joint ventures (the "Joint Venture Assets") that each own one hotel, the Westin Virginia Beach and the Hilton Garden Inn Blacksburg.
Grace Acquisition: On February 27, 2015, the Company acquired the Grace Portfolio through fee simple or leasehold interests in 116 hotels from certain subsidiaries of Whitehall Real Estate Funds, an investment arm controlled by The Goldman Sachs Group, Inc.
The aggregate purchase price under the purchase agreement was $1.808 billion, exclusive of closing costs and subject to certain adjustments at closing. After adjustments, the net purchase price was $1.799 billion. Approximately $220.7 million of the purchase price was satisfied with cash on hand, approximately $904.2 million (fair value on the acquisition date) through the assumption of existing mortgage and mezzanine indebtedness (comprising the "Assumed Grace Mortgage Loan" and the "Assumed Grace Mezzanine Loan", collectively, the "Assumed Grace Indebtedness") and approximately $227.0 million through additional mortgage financing (the "Additional Grace Mortgage Loan" and, together with the Assumed Grace Indebtedness, the "Grace Indebtedness"). The Assumed Grace Mortgage Loan had a fair value on the acquisition date of $802.3 million, and carries an interest rate of London Interbank Offered Rate ("LIBOR") plus 3.11%, and the Assumed Grace Mezzanine Loan had a fair value on the acquisition date of $101.9 million and carries an interest rate of LIBOR plus 4.77%, for a combined weighted average interest rate of LIBOR plus 3.30%. The Assumed Grace Indebtedness is secured by 96 of the 116 hotels in the Grace Portfolio and is scheduled to mature on May 1, 2016, subject to three (one-year) extension rights which, if all three are exercised, would result in an outside maturity date of May 1, 2019. The Additional Grace Mortgage Loan is secured by 20 of the 116 hotels in the Grace Portfolio and an additional hotel property in the Barceló Portfolio. The Additional

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED/COMBINED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

Grace Mortgage Loan is scheduled to mature on March 6, 2017, subject to a one-year extension right, which, if exercised, would result in an outside maturity date of March 6, 2018 and carries an interest rate equal to the greater of (i) a floating rate of interest equal to LIBOR plus 6.00% and (ii) 6.25%.
In addition, the remaining $447.1 million of the contract purchase price was satisfied by the issuance of the preferred equity interests (the "Grace Preferred Equity Interests") in two newly-formed Delaware limited liability companies, ARC Hospitality Portfolio I Holdco, LLC and ARC Hospitality Portfolio II Holdco, LLC, (the "Holdco entities") each of which is an indirect subsidiary of the Company and an indirect owner of the Grace Portfolio. The holders of the Grace Preferred Equity Interests are entitled to monthly distributions at a rate of 7.50% per annum for the first 18 months following closing and 8.00% per annum thereafter. On liquidation of the Holdco entities, the holders of the Grace Preferred Equity Interests are entitled to receive their original value (as reduced by redemptions) prior to any distributions being made to the Company or the Company's shareholders. After the earlier to occur of either (i) the date of repayment in full of the Company's currently outstanding unsecured obligations in the original principal amount of approximately $63.1 million (together with the approximately $3.5 million deferred payment with respect to the March 2014 acquisition of the Georgia Tech Hotel & Conference Center, which is due concurrently), which represents the Barceló Acquisition Promissory Note (See Note 7 - Promissory Note Payable), or (ii) the date the gross amount of IPO proceeds received by the Company following the acquisition of the Grace Portfolio exceeds $100.0 million, the Company is required to use 35.0% of any IPO proceeds to redeem the Grace Preferred Equity Interests at par, up to a maximum of $350.0 million in redemptions for any 12-month period. During April 2015, the gross amount of IPO proceeds received by the Company following the acquisition of the Grace Portfolio exceeded $100.0 million and, pursuant to the terms of the Grace Preferred Equity Interests, during May 2015, the Company made its first mandatory redemption in the amount of $13.0 million.
The Company is also required, in certain circumstances, to apply debt proceeds to redeem the Grace Preferred Equity Interests at par. As of February 27, 2018, the Company is required to have redeemed 50.0% of the Grace Preferred Equity Interests, and the Company is required to redeem 100.0% of the Grace Preferred Equity Interests remaining outstanding at the earlier of (i) 90 days following the stated maturity date (including extension options) under the Grace Indebtedness, and (ii) February 27, 2019. In addition, the Company has the right, at its option, to redeem the Grace Preferred Equity Interests, in whole or in part, at any time at par. The holders of the Grace Preferred Equity Interests have certain consent rights over major actions by the Company relating to the Grace Portfolio. In connection with the issuance of the Grace Preferred Equity Interests, the Company, the OP, and certain individual members of the parent of the Sponsor, entered into three agreements making guarantees to the sellers and their affiliates or indemnifying the sellers and their affiliates related to the Grace Portfolio. If the Company is unable to satisfy the redemption, distribution or other requirements of the Grace Preferred Equity Interests (including if there is a default under the related guarantees provided by the Company, the OP and the individual members of the parent of the Sponsor), the holders of the Grace Preferred Equity Interests have certain rights, including the ability to assume control of the operations of the Grace Portfolio through the assumption of control of the Holdco entities. Due to the fact that the Grace Preferred Equity Interests are mandatorily redeemable and certain of their other characteristics, the Grace Preferred Equity Interests are treated as debt in accordance with GAAP.
The following table presents the preliminary allocation of the assets acquired and liabilities assumed by the Company as of February 27, 2015 (in thousands):

Assets acquired and liabilities assumed	February 27, 2015
Land	274,478
Buildings and improvements	1,391,506
Below-market lease obligation	2,605
Furniture, fixtures and equipment	127,935
Prepaid expenses and other assets	6,960
Accounts payable and accrued expenses	(4,517)
Total operating assets acquired, net	1,798,967
Financing of real estate investments	(1,351,282)
Total assets acquired, net	447,685

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED/COMBINED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

The Company is finalizing the fair value of certain tangible and intangible assets acquired and adjustments may be made to the preliminary purchase price allocation shown above.
The following table below presents pro-forma financial information as if the acquisition of Grace had occurred on January 1, 2014 (in thousands). The unaudited pro-forma financial information is not necessarily indicative of what the actual results of operations would have been, assuming the acquisition had occurred on January 1, 2014, nor does it purport to represent our future results of operations.

Pro-forma	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Revenues	118,738	109,546
Net loss	(8,672)	(9,750)
Included in the pro-forma table above are the following expense adjustments to account for differences between the Company's estimates and amounts actually incurred by the seller: a reduction in management fees of $1.2 million and $1.8 million, a reduction in depreciation and amortization of $3.4 million and $5.2 million, and additional interest expense of $5.4 million and $8.2 million, for the periods ended March 31, 2015 and March 31, 2014, respectively. Additionally, in the period ended March 31, 2015, is an adjustment to reduce acquisition and transaction related costs for $37.3 million. Revenue and net loss attributable to the Grace Portfolio included in our condensed consolidated/combined statement of operations since the date of acquisition was $45.1 million and $7.9 million, respectively.
Note 4 - Variable Interest Entities and Investments in Unconsolidated Entities
The Company's accompanying condensed consolidated/combined financial statements include investments in (i) an entity that owns the Westin Virginia Beach and (ii) an entity that owns the Hilton Garden Inn Blacksburg.
The Company as of March 31, 2015 has a non-controlling interest (but with certain veto and protective rights) in BSE/AH Blacksburg Hotel, LLC (the "HGI Blacksburg JV"), an entity that owns the assets of the Hilton Garden Inn Blacksburg. The HGI Blacksburg JV has a loan with an original principal balance of $13.0 million (the "Blacksburg Loan"). In addition, BCC is a party to the First Amended and Restated Guaranty of Payment dated April 17, 2011 (the "Blacksburg Payment Guaranty") in connection with the Blacksburg Loan, which is partially supported by a Construction Loan Indemnity from the other partners in the HGI Blacksburg JV dated March 10, 2008 (the "Blacksburg Cross Indemnity"). In connection with the acquisition of its non-controlling interest in the HGI Blacksburg JV, on March 21, 2014, the Company entered into an Indemnity Agreement (the "BCC Indemnity") pursuant to which the Company agreed to indemnify BCC against liabilities arising under the Blacksburg Payment Guaranty and/or the Blacksburg Cross Indemnity. The outstanding balance of the Blacksburg Loan was $9.9 million and $10.1 million as of March 31, 2015 and December 31, 2014, respectively.
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
The Company as of March 31, 2015 has a non-controlling interest (but with certain veto and protective rights) in TCA Block 7 Hotel, LLC (the "Westin Virginia Beach JV"), an entity that owns the assets of the Westin Virginia Beach. On April 8, 2014, Westin Virginia Beach JV entered into a $20.7 million loan (the "Westin Virginia Beach Loan") with an unaffiliated lender. In addition, the Company is a party to a Guaranty of Recourse Obligations dated April 8, 2014 (the "Westin Virginia Beach Non-Recourse Carve-out Guaranty") in connection with the Westin Virginia Beach Loan, which is partially supported by a permanent loan cross indemnity from the other partners in the Westin Virginia Beach JV dated April 1, 2014 (the "Westin Virginia Beach Cross Indemnity"). The outstanding balance of the Westin Virginia Beach Loan was $20.5 million as of March 31, 2015 and December 31, 2014.
Under the Westin Virginia Beach Non-Recourse Carve-out Guaranty, the Company, along with two other parties, would be liable to the lender for repayment for part or all of the loan upon occurrence of events triggering non-recourse carve-out

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED/COMBINED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

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
The Company’s investments in unconsolidated entities as of March 31, 2015 and December 31, 2014, respectively, consist of the following (in thousands):

		Investment in Partnership		Income (Loss)
				Successor	Successor	Predecessor
Partnership	Ownership Interest	March 31, 2015	December 31, 2014	Three Months Ended March 31, 2015	For the Period from March 21 to March 31, 2014	For the Period from January 1 to March 20, 2014
HGI Blacksburg JV	24.00%	$1,610	$1,631	$(21)	$2	$(35)
Westin Virginia Beach JV	30.53%	3,354	3,844	(86)	(2)	(131)
Total		$4,964	$5,475	$(107)	$—	$(166)
The Company received a capital distribution of $0.40 million from the Westin Virginia Beach JV for the three months ended March 31, 2015. No distributions were received during the three months ended March 31, 2014.
No distributions from the HGI Blacksburg JV were received during three months ended March 31, 2015 and 2014.
The maximum exposure to loss as a result of the Company’s investments in unconsolidated entities as of March 31, 2015 and December 31, 2014, respectively, is as follows (in thousands)(1):

	Partnership Loan Balance		Investment in Partnership		Partnership Maximum Exposure to Loss
Partnership	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
HGI Blacksburg JV	$9,913	$10,063	$1,610	$1,631	$11,523	$11,694
Westin Virginia Beach JV	20,465	20,540	3,354	3,844	23,819	24,384
Total	$30,378	$30,603	$4,964	$5,475	$35,342	$36,078
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
Below are the condensed statements of operations for the HGI Blacksburg JV for the three months ended March 31, 2015 and 2014 and the Predecessor for the period from January 1 to March 20, 2014, (in thousands):

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED/COMBINED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

			Predecessor
	Three Months Ended March 31, 2015	For the Period from March 21 to March 31, 2014	For the period from January 1 to March 20, 2014
Hotel revenue	$952	$127	$687
Hotel departmental expenses	(641)	(75)	(504)
Depreciation and amortization	(182)	(21)	(157)
Insurance, taxes, fees and owners' expense	(82)	(11)	(73)
Operating income (loss)	47	20	(47)
Interest expense	(104)	(13)	(97)
Net income (loss)	$(57)	$7	$(144)
Company's share of net income (loss)	(14)	2	(35)
Additional amortization expense (1)	(7)	—	—
Company's share of net income (loss)	$(21)	$2	$(35)
____________________________________________________________________________
(1) Amortization of the purchase price of the Company’s original interest in the HGI Blacksburg JV, less the Company's share of the HGI Blacksburg JV's deficit, which resulted in a basis difference of $0.6 million.
Below are the condensed statements of operations for the Westin Virginia Beach JV for the three months ended March 31, 2015 and 2014 and the Predecessor for the period from January 1 to March 20, 2014, (in thousands):

			Predecessor
	Three Months Ended March 31, 2015	For the Period from March 21 to March 31, 2014	For the Period from January 1 to March 20, 2014
Hotel revenue	$2,548	$346	$2,070
Hotel departmental expenses	(2,053)	(237)	(1,614)
Depreciation and amortization	(220)	(27)	(200)
Insurance, taxes, fees and owners' expense	(167)	(46)	(323)
Operating income (loss)	108	36	(67)
Interest expense	(273)	(42)	(304)
Net income (loss)	$(165)	$(6)	$(371)
Company's share of net income (loss)	(50)	(2)	(113)
Additional amortization expense (1)	(36)	—	(18)
Company's share of net income (loss)	$(86)	$(2)	$(131)
_________________________________________________________________________
(1) Amortization of the purchase price of the Predecessor’s original interest in the Westin Virginia Beach JV, less the Predecessor’s share of the partnership’s deficit, which resulted in a basis difference of $3.4 million and the Company’s original interest in the Westin Virginia Beach JV, less the Company's share of Westin Virginia Beach JV's deficit, which resulted in a basis difference of $3.6 million.
Note 5 - Leases
In connection with the acquisitions of the Barceló and Grace Portfolios, the Company has assumed various lease agreements. These lease agreements primarily comprise one operating lease in the Barceló Portfolio, and eight ground leases in the Grace Portfolio. The following table summarizes the Company's future minimum rental commitments under these leases (in thousands).

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED/COMBINED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

	Minimum Rental Commitments	Amortization of Lease Intangible to Rent Expense

For the nine months ended December 31, 2015	$3,825	$293
Year ended December 31, 2016	5,104	392
Year ended December 31, 2017	5,121	392
Year ended December 31, 2018	5,126	392
Year ended December 31, 2019	5,134	392
Thereafter	88,596	8,699
Total	$112,906	$10,560

The Company has allocated values to certain above and below-market lease intangibles based on the difference between market rents and rental commitments under the leases. During the three months ended March 31, 2015 and March 31, 2014, amortization of below-market lease intangibles, net, to rent expense was $0.1 million and $0.1 million, respectively. Rent expense for the three months ended March 31, 2015 and March 31, 2014 was $1.2 million and $1.1 million, respectively. Included in the prior year period is rent expense recognized by the Predecessor.
Note 6 - Mortgage Notes Payable
The Company’s mortgage notes payable as of March 31, 2015 and December 31, 2014 consist of the following, respectively (in thousands):

	Outstanding Mortgage Note Payable
Encumbered Properties	March 31, 2015	December 31, 2014	Interest Rate	Payment	Maturity
Baltimore Courtyard & Providence Courtyard	$45,500	$45,500	4.3%	Interest Only, Principal paid at Maturity	April 2019
Assumed Grace Mortgage Loan - 96 properties in Grace Portfolio	$802,159	—	LIBOR plus 3.11%	Interest Only, Principal paid at Maturity	May 2016, subject to three, one year extension rights
Assumed Grace Mezzanine Loan - 96 properties in Grace Portfolio	$102,004	—	LIBOR plus 4.77%	Interest Only, Principal paid at Maturity	May 2016, subject to three, one year extension rights
Additional Grace Mortgage Loan - 20 properties in Grace Portfolio and the Stratford Homewood Suites	$227,000	—	The greater of (i) 6.00% plus LIBOR or (ii) 6.25%	Interest Only, Principal paid at Maturity	March 2017, subject to a one year extension right
The Assumed Grace Mortgage Loan and the Assumed Grace Mezzanine Loan mature on May 1, 2016, subject to three (one-year) extension rights, and the Additional Grace Mortgage Loan matures on March 6, 2017, subject to one (one-year) extension right. The extensions on the Grace Indebtedness can only occur if certain conditions are met, including, in the case of the Assumed Grace Mortgage Loan and the Assumed Grace Mezzanine Loan, a condition with respect to the second and third extension terms that a minimum ratio of net operating income to debt outstanding be satisfied, and, in the case of the Additional Grace Mortgage Loan, a condition that a minimum debt service coverage ratio and maximum loan to value ratio be satisfied. There can be no assurance that we will be able to meet these conditions and extend these loans pursuant to their terms.
Interest expense related to the Company's mortgage notes payable for the period ended March 31, 2015 was $4.8 million. Interest expense related to the Company's mortgage notes payable for the period ended March 31, 2014 was $0.5 million, which includes interest expense recognized by the Predecessor.

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED/COMBINED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

Note 7 - Promissory Notes Payable
The Company’s promissory notes payable as of March 31, 2015 and December 31, 2014 were as follows (in thousands):

	Outstanding Promissory Notes Payable
Note Payable and Use of Proceeds	March 31, 2015	December 31, 2014	Interest Rate	Payment	Maturity
Barceló promissory note for Barceló acquisition	$63,074	$63,074	6.8%	Interest Only	See below
Property improvement plan promissory note	$1,775	$1,775	4.5%	Interest Only	March 2019

On August 25, 2014, the Company amended certain terms of its existing notes with BCC and agreed to pool them into one combined note (the “Barceló Promissory Note”). As of March 31, 2015 and December 31, 2014, the Barceló Promissory Note had an outstanding principal amount of $63.1 million. The Barceló Promissory Note has a maturity date of within ten business days after the Company raises $70.0 million in common equity from the Offering after the closing of the Grace Acquisition and payment of all acquisition related expenses which include payments to our Advisor and affiliates. Interest expense related to the Company's promissory notes payable for the three months ended March 31, 2015 was $1.1 million. Interest expense related to the Company's promissory notes payable for the three months ended March 31, 2014 was $0.1 million, including Predecessor interest expense.

On March 21, 2014, the Company executed a promissory note with Crestline in the amount of approximately $1.8 million (the "Property Improvement Plan Promissory Note"). The proceeds of the Property Improvement Plan Promissory Note were used to make certain improvements and upgrades to certain of the hotels in the Barceló Portfolio. As of March 31, 2015 and December 31, 2014, the Property Improvement Plan Promissory Note had an outstanding principal amount of $1.8 million.

The Barceló Promissory Note is payable to BCC, and the Property Improvement Plan Promissory Note is payable to the Sub-Property Manager (see Note 12 - Related Party Transactions and Arrangements). As of May 14, 2015, the Company had repaid in full the Barceló Promissory Note payable of $63.1 million, and the Property Improvement Plan Promissory Note of $1.8 million (see Note 14 - Subsequent Events).
Note 8 - Accounts Payable and Accrued Expenses
The following is a summary of the components of accounts payable and accrued expenses (in thousands):

	March 31, 2015	December 31, 2014
Trade accounts payable and accrued expenses	$41,646	$7,412
Contingent consideration from Barceló Acquisition (see Note 11)	2,421	2,384
Deferred payment for Barceló Acquisition (see Note 11)	3,493	3,471
Accrued salaries and related liabilities	5,663	952
Total	$53,223	$14,219
Note 9 - Common Stock
The Company had 16,902,848 shares and 10,163,206 shares of common stock outstanding and had received total proceeds of $420.2 million and $252.9 million as of March 31, 2015 and December 31, 2014, respectively.
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
Share Repurchase Program
The Company has a Share Repurchase Program (the "SRP") that enables stockholders to sell their shares of common stock originally purchased from the Company back to the Company. Under the SRP, stockholders may request that the Company

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED/COMBINED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

redeem all or any portion, subject to certain minimum conditions described below, if such repurchase does not impair the Company’s capital or operations.
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
The board of directors may reject a request for repurchase, at any time. Purchases under the SRP by the Company will be limited in any calendar year to 5.0% of the weighted average number of shares outstanding during the prior calendar year. In addition, funds available for the Company's SRP are limited and may not be sufficient to accommodate all requests. Due to these limitations, the Company cannot guarantee that it will be able to accommodate all repurchase requests.
When a stockholder requests a repurchase and the repurchase is approved, the Company will reclassify such obligation from equity to a liability based on the settlement value of the obligation. Shares purchased under the SRP will have the status of authorized but unissued shares. As of March 31, 2015 and December 31, 2014, no shares had been repurchased or requested to be repurchased.
Distribution Reinvestment Plan (DRIP)
Pursuant to the DRIP, stockholders may elect to reinvest distributions by purchasing shares of common stock in lieu of receiving cash. No dealer manager fees or selling commissions are paid with respect to shares purchased pursuant to the DRIP. Participants purchasing shares pursuant to the DRIP have the same rights and are treated in the same manner as if such shares were issued pursuant to the primary Offering. The board of directors may designate that certain cash or other distributions be excluded from the DRIP. The Company has the right to amend or suspend any aspect of the DRIP or terminate the DRIP with ten days’ notice to participants. Shares issued under the DRIP are recorded to equity in the accompanying balance sheets in the period distributions are paid. There were 156,390 shares issued under the DRIP as of March 31, 2015 and 63,998 shares issued under the DRIP as of December 31, 2014.
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

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED/COMBINED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

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

	March 31, 2015
	Carrying Amount	Fair Value
Mortgage notes payable	$1,176,663	$1,177,705
Promissory notes payable	64,849	64,849
Contingent consideration on acquisition	2,421	2,421
Deferred consideration	3,493	3,493
Total	$1,247,426	$1,248,468
The fair value of the mortgage notes payable were determined using the discounted cash flow method and applying current market rates and is classified as level 3 under the fair value hierarchy. The fair value of the promissory notes payable was determined to equal their carrying amounts as these amounts are expected to be repaid within a year. The contingent consideration and deferred consideration were recorded at fair value at each reporting period.
Note 11 - Commitments and Contingencies
Litigation

In the ordinary course of business, the Company may become subject to litigation, claims and regulatory matters. There are no material legal or regulatory proceedings pending or known to be contemplated against the Company.
Environmental Matters
In connection with the ownership and operation of real estate, the Company may potentially be liable for costs and damages related to environmental matters. The Company has not been notified by any governmental authority of any non-compliance, liability or other claim and is not aware of any other environmental condition that it believes will have a material adverse effect on its results of operations or financial condition.
Contingent Consideration
Included as part of the acquisition of the Barceló Portfolio is a contingent consideration payable to BCC based on the operating results of the Baltimore Courtyard, Providence Courtyard and Stratford Homewood Suites. The amount payable is calculated by applying a capitalization rate to the excess earnings before interest, taxes, depreciation and amortization ("EBITDA") earned in the second year after the acquisition over an agreed upon target. If this target EBITDA is not met, no amount will be due to BCC, but if the EBITDA earned is higher than forecasted, the amount due to BCC could be higher than the liability recorded in the condensed consolidated/combined balance sheets as of March 31, 2015.

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED/COMBINED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

Deferred Consideration
Included as part of the acquisition of the Barceló Portfolio is deferred consideration payable to BCC of $3.5 million, which is payable within ten business days after the date the Company raises $70.0 million in common equity from the Offering after the closing of the Grace Acquisition and payment of all acquisition related expenses which include payments to the Advisor and affiliates. The deferred consideration does not bear interest unless the amounts remain unpaid as of the repayment date, at which time, interest will begin accruing at a rate of 6.8% per annum. As of May 14, 2015, the Company had repaid the deferred consideration payable of $3.5 million (see Note 14 - Subsequent Events).
Note 12 - Related Party Transactions and Arrangements
As of March 31, 2015, the Special Limited Partner owned 8,888 shares of the Company’s outstanding common stock. The Advisor and its affiliates are entitled to a variety of fees, and may incur and pay costs and fees on behalf of the Company for which they are entitled to reimbursement. The Company had a payable due to affiliates related to operating, acquisition, financing and offering costs of $12.1 million and $7.0 million as of March 31, 2015 and December 31, 2014, respectively.
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
The table below shows the commissions and fees incurred from and payable to the Dealer Manager for the Offering during the three months ended March 31, 2015, and the three months ended March 31, 2014, and the associated payable as of March 31, 2015 and December 31, 2014, which is recorded in due to affiliates on the Company's condensed consolidated/combined balance sheets (in thousands):

	Three Months Ended March 31,		Payable as of
	2015	2014	March 31, 2015	December 31, 2014
Total commissions and fees incurred from the Dealer Manager	$15,530	$100	$432	$153
The Advisor and its affiliates are paid compensation and/or receive reimbursement for services relating to the Offering, including transfer agency services provided by American National Stock Transfer, LLC ("ANST"), an affiliate of the Dealer Manager. The Company is responsible for the Offering and related costs (excluding selling commissions and dealer manager fees) up to a maximum of 2.0% of gross proceeds received from the Offering, measured at the end of the Offering. Offering costs in excess of the 2.0% cap as of the end of the Offering are the Advisor’s responsibility. As of March 31, 2015, Offering and related costs (excluding selling commissions and dealer manager fees) exceeded 2.0% of gross proceeds received from the Offering by $3.5 million. As of December 31, 2014, Offering and related costs (excluding selling commissions and dealer manager fees) exceeded 2.0% of gross proceeds received from the Offering by $2.4 million.
All Offering costs incurred by the Company or its affiliated entities on behalf of the Company have been charged to additional paid-in-capital on the accompanying condensed consolidated/combined balance sheets. The table below shows compensation and reimbursements incurred and payable to the Advisor and its affiliates for services relating to the Offering during the three months ended March 31, 2015, and the three months ended March 31, 2014, and the associated amounts payable as of March 31, 2015 and December 31, 2014, which is recorded in due to affiliates on the Company’s consolidated/combined balance sheets (in thousands).

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED/COMBINED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

	Three Months Ended March 31,		Payable as of
	2015	2014	March 31, 2015	December 31, 2014
Total compensation and reimbursement for services provided by the Advisor and its affiliates related to the Offering	$5,409	$2,200	$5,540	$1,885
Fees Paid in Connection With the Operations of the Company
Fees Paid to the Advisor
The Advisor receives an acquisition fee of 1.5% of (A) the contract purchase price of each acquired property and (B) the amount advanced for a loan or other investment. The Advisor may also be reimbursed for expenses incurred in the process of acquiring properties, in addition to third-party costs the Company may pay directly to, or reimburse the Advisor for. Additionally, the Company may reimburse the Advisor for legal expenses it or its affiliates directly incur in the process of acquiring properties in an amount not to exceed 0.1% of the contract purchase price of the Company’s assets acquired. Once the proceeds from the Offering have been fully invested, the aggregate amount of acquisition fees and financing coordination fees (as described below) may not exceed 1.9% of the contract purchase price, for any new investments, including reinvested proceeds, and the amount advanced for a loan or other investment, for all the assets acquired. In no event will the total of all acquisition fees, acquisition expenses and any financing coordination fees (as described below) payable with respect to a particular investment exceed 4.5% of (A) the contract purchase price or (B) the amount advanced for a loan or other investment. Fees paid to the Advisor related to acquisitions are reported as a component of net income (loss) in the period incurred,in the aggregate for all Company investments.
If the Advisor provides services in connection with the origination or refinancing of any debt that the Company obtains and uses to acquire properties or to make other permitted investments, or that is assumed, directly or indirectly, in connection with the acquisition of properties, the Company will pay the Advisor or its assignees a financing coordination fee equal to 0.75% of the amount available and/or outstanding under such financing, subject to certain limitations. Fees paid to the Advisor related to debt financings are deferred and amortized over the term of the related debt instrument.
The table below depicts the acquisition and financing coordination fees charged by the Advisor in connection with the operations of the Company for the three months ended March 31, 2015 and 2014, and the associated payable as of March 31, 2015 and December 31, 2014, which is recorded in due to affiliates on the Company's condensed consolidated/combined balance sheets (in thousands):

	Three Months Ended March 31,		Payable as of
	2015	2014	March 31, 2015	December 31, 2014
Acquisition fees	$28,930	$1,600	$—	$—
Financing coordination fees	$11,835	$800	—	—
	$40,765	$2,400	$—	$—

For asset management services provided by the Advisor, the Company causes the OP to issue (subject to periodic approval by the board of directors) to the Advisor a number of performance-based restricted, forfeitable partnership units of the OP (designated as “Class B Units”) on a quarterly basis in an amount equal to:

•	The cost of the Company’s assets, (until the NAV pricing date, then the lower of the cost of the Company's assets and the fair value of the Company's assets), multiplied by

•	0.1875%, divided by

•
The value of one share of common stock as of the last day of such calendar quarter, which is equal initially to $22.50 (the Offering price minus selling commissions and dealer manager fees) and, at such time as the Company estimates NAV, to per-share NAV.

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED/COMBINED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

The Advisor is entitled to receive distributions on the vested and unvested Class B Units it receives in connection with its asset management subordinated participation at the same rate as distributions received on the Company’s common stock. Such distributions are in addition to the incentive fees and other distributions the Advisor and its affiliates may receive from the Company and the OP, including without limitation, the annual subordinated performance fee and the subordinated participation in net sales proceeds, the subordinated incentive listing distribution or the subordinated distribution upon termination of the advisory agreement, each as described below.
The restricted Class B Units do not become unrestricted Class B Units until certain performance conditions are satisfied, including until the adjusted market value of the OP’s assets plus applicable distributions equals or exceeds the aggregate capital contributed by investors plus an amount equal to a 6.0% cumulative, pre-tax, non-compounded annual return to investors, and the occurrence of a sale of all or substantially all of the OP’s assets, a listing of the Company’s common stock, or a termination of the advisory agreement without cause. Asset management services were performed by the Advisor for the three months ended March 31, 2015, and 198,897 Class B Units have been issued as of March 31, 2015.
Fees Paid to the Property Manager

The Company pays a property management fee of up to 4.0% of the monthly gross receipts from the Company's properties to the Property Manager. The Property Manager, in turn, pays a portion of the property management fees to Crestline or a third-party sub-property manager, as applicable. The Company also reimburses Crestline or a third-party sub-property manager, as applicable, for property level expenses, as well as fees and expenses of such sub-property manager. However, the Company will not reimburse such sub-property managers for general overhead costs or for the wages and salaries and other employee-related expenses of employees of such sub-property managers, other than employees or subcontractors who are engaged in the on-site operation, management, maintenance or access control of the Company’s properties.

The Company also will pay to Crestline an annual incentive fee equal to 15% of the amount by which the operating profit from the properties managed by Crestline for such fiscal year (or partial fiscal year) exceeds 8.5% of the total investment of such properties. The Company may, in the future, pay similar fees to third-party sub-property managers. No incentive fee was payable by the Company during either of the three months ended March 31, 2015 or 2014.

For these purposes, “total investment” means the sum of (i) the price paid to acquire the property, including closing costs, conversion costs, and transaction costs; (ii) additional invested capital; and (iii) any other costs paid in connection with the acquisition of the property, whether incurred pre- or post-acquisition.

The Predecessor paid Crestline a similar property management fee and incentive fee.

The Company may also reimburse Crestline for due diligence costs incurred by Crestline in support of the Company's hotel acquisitions.
The table below shows the management fees and reimbursable expenses incurred by the Company during the three months ended March 31, 2015 and 2014, respectively, and the associated payable as of March 31, 2015 and December 31, 2014 (in thousands):

	Three Months Ended March 31,		Payable as of
	2015	2014	March 31, 2015	December 31, 2014
Total management fees and reimbursable expenses incurred from Crestline	$1,712	$818	$1,415	$228
Total management fees incurred from Property Manager	$238	$10	$192	$20
Total	$1,950	$828	$1,607	$248

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED/COMBINED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

The Company pays Crestline interest on the Property Improvement Plan Promissory Note (see note 7 - Promissory Notes Payable). The table below shows the interest expense incurred by the Company during the three months ended March 31, 2015 and 2014, respectively, and the associated payable as of March 31, 2015 and December 31, 2014 which is recorded in Due to affiliates on the condensed consolidated/combined balances sheets (in thousands):

	Three Months Ended March 31,		Payable as of
	2015	2014	March 31, 2015	December 31, 2014
Interest related to the property improvement plan promissory note	$20	$—	$20	$20

Fees Paid to Other Affiliates of the Advisor
The Company entered into an agreement with RCS Capital, the investment banking and capital markets division of the Dealer Manager ("RCS Capital") to provide strategic advisory services and investment banking services required in the ordinary course of the Company's business, such as performing financial analysis, evaluating publicly traded comparable companies and assisting in developing a portfolio composition strategy, a capitalization structure to optimize future liquidity options and structuring operations. The Company has recorded the payment of the costs associated with this agreement of $0.9 million in prepaid expenses and other assets on the Company's condensed consolidated/combined balance sheets and amortizes the costs associated with this agreement over the estimated remaining life of the Offering.
RCS Advisory Services, LLC ("RCS Advisory") is paid compensation for services provided to the Company on behalf of the Advisor based on time and expenses incurred. Additionally, the Company entered into a $0.8 million agreement with RCS Advisory to provide transaction management services in connection with the Grace Acquisition, the full amount of which was accrued for at December 31, 2014, and was paid in full as of March 31, 2015.
The Company entered into an agreement with RCS Capital to provide strategic financial advice and assistance in connection with the Grace Acquisition, such as performing financial advisory and analysis services, due diligence and negotiation of the financial aspects of the acquisition. The Company was charged 0.25% of the total transaction value for these services and accrued $4.5 million as of December 31, 2014, which is recorded in due to affiliates on the Company's condensed consolidated/combined balance sheets.
The table below depicts related party fees and reimbursements charged by the Dealer Manager and RCS Advisory in connection with the operations of the Company for the three months ended March 31, 2015 and 2014, respectively, and the associated payable as of March 31, 2015 and December 31, 2014 (in thousands):

	Three Months Ended March 31,		Payable as of
	2015	2014	March 31, 2015	December 31, 2014
Transaction fees and expenses	$—	$—	4,520	4,645
Advisory and investment banking fee	115	—	—	—
Total related party fees and reimbursements	$115	$—	$4,520	4,645
In order to increase operating cash flows and the ability to pay distributions from operating cash flows, the Advisor may elect to waive certain fees. Because the Advisor may waive certain fees, cash flow from operations that would have been paid to the Advisor may be available to pay distributions to stockholders. The fees that may be forgiven are not deferrals and accordingly, will not be paid to the Advisor. In certain instances, to improve the Company’s working capital, the Advisor may elect to absorb a portion of the Company’s general and administrative costs. No expenses were absorbed by the Advisor during the three months ended March 31, 2015 and 2014, respectively.
The Company reimburses the Advisor’s costs for providing administrative services, subject to the limitation that the Company will not reimburse the Advisor for any amount by which the Company’s operating expenses at the end of the four

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED/COMBINED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

preceding fiscal quarters exceeds the greater of (a) 2.0% of average invested assets and (b) 25.0% of net income other than any additions to reserves for depreciation, bad debt, impairment or other similar non-cash reserves and excluding any gain from the sale of assets for that period, unless the Company’s independent directors determine that such excess was justified based on unusual and nonrecurring factors which they deem sufficient, in which case the excess amount may be reimbursed to the
Advisor in subsequent periods. Additionally, the Company reimburses the Advisor for personnel costs in connection with other services; however, the Company will not reimburse the Advisor for personnel costs, including executive salaries, in connection with services for which the Advisor receives acquisition fees, acquisition expenses or real estate commissions.
The Advisor at its election may also contribute capital to enhance the Company’s cash position for working capital and distribution purposes. Any contributed capital amounts are not reimbursable to the Advisor. Further, any capital contributions are made without any corresponding issuance of common or preferred shares. There were no contributions to capital from the Advisor for the three months ended March 31, 2015 and 2014, respectively.
Fees Paid in Connection with the Liquidation or Listing
The Company is required to pay the Advisor an annual subordinated performance fee calculated on the basis of the Company’s total return to stockholders, payable monthly in arrears, such that for any year in which the Company’s total return on stockholders’ capital exceeds 6.0% per annum, the Advisor will be entitled to 15.0% of the excess total return but not to exceed 10.0% of the aggregate total return for such year. This fee will be payable only upon the sale of assets, other disposition or refinancing of such assets, which results in the return on stockholders’ capital exceeding 6.0% per annum. No subordinated performance fees were incurred during the three months ended March 31, 2015 and 2014, respectively.
The Company may pay a brokerage commission to the Advisor on the sale of property, not to exceed the lesser of 2.0% of the contract sale price of the property and 50.0% of the total brokerage commission paid if a third-party broker is also involved; provided, however, that in no event may the real estate commissions paid to the Advisor, its affiliates and unaffiliated third parties exceed the lesser of 6.0% of the contract sales price and a reasonable, customary and competitive real estate commission, in each case, payable to the Advisor if the Advisor or its affiliates, as determined by a majority of the independent directors, provided a substantial amount of services in connection with the sale. No such fees were incurred during the three months ended March 31, 2015 and 2014, respectively.
The Company will pay the Special Limited Partner a subordinated participation in the net sales proceeds of the sale of real estate assets of 15.0% of the remaining net sale proceeds after return of capital contributions to investors plus payment to investors of a 6.0% cumulative, pre-tax, non-compounded annual return on the capital contributed by investors. The Special Limited Partner will not be entitled to the subordinated participation in net sale proceeds unless the Company’s investors have received a 6.0% cumulative non-compounded return on their capital contributions plus the return of their capital. No such participation became due and payable during the three months ended March 31, 2015 and 2014, respectively.
If the common stock of the Company is listed on a national exchange, the Company will pay the Special Limited Partner a subordinated incentive listing distribution of 15.0% of the amount by which the Company’s market value plus distributions exceeds the aggregate capital contributed by investors plus an amount equal to a 6.0% cumulative, pre-tax, non-compounded annual return on their capital contributions. The Special Limited Partner will not be entitled to the subordinated incentive listing distribution unless investors have received a 6.0% cumulative, pre-tax non-compounded annual return on their capital contributions. No such distributions were incurred during the three months ended March 31, 2015 and 2014, respectively. Neither the Special Limited Partner nor any of its affiliates can earn both the subordination participation in the net sale proceeds and the subordinated incentive listing distribution.
Upon termination or non-renewal of the advisory agreement with the Advisor, with or without cause, the Special Limited Partner, through its controlling interest in the Advisor, will be entitled to receive distributions from the OP equal to 15.0% of the amount by which the sum of the Company’s market value plus distributions exceeds the sum of the aggregate capital contributed by investors plus an amount equal to a 6.0% cumulative, pre-tax, non-compounded annual return to investors. The Special Limited Partner may elect to defer its right to receive a subordinated distribution upon termination until either a listing on a national securities exchange or other liquidity event occurs. No such distributions were incurred during the three months ended March 31, 2015 and 2014, respectively.

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED/COMBINED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

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
Note 14 - Subsequent Events -
The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q, and determined that there have not been any events that have occurred that would require adjustments to disclosures in the accompanying condensed consolidated financial statements except for the following transactions:
Sales of Common Stock
Subsequent to the quarter ended March 31, 2015, and through May 7, 2015, the Company raised additional gross proceeds, including proceeds from shares issued under the DRIP, of $82.9 million, and issued common stock, including unvested restricted shares and shares issued under the DRIP, of 3.4 million.
Promissory Notes Payable
As of May 14, 2015, the Company has repaid in full the Barceló Promissory Note payable of $63.1 million , and the Property Improvement Plan Promissory Note of $1.8 million .
Deferred Consideration Payable
As of May 14, 2015, the Company has paid in full the deferred consideration payable to BCC of $3.5 million.

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

•
All of our executive officers are also officers, managers and/or holders of a direct or indirect controlling interest in our Advisor, the dealer manager, Realty Capital Securities, LLC (the "Dealer Manager"), or other entities affiliated with AR Capital, LLC ("American Realty Capital"). As a result, our executive officers, our Advisor and its affiliates face conflicts of interest, including significant conflicts created by our Advisor's compensation arrangements with us and other investment programs advised by American Realty Capital affiliates and conflicts in allocating time among these investment programs and us. These conflicts could result in unanticipated actions.

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

•
We intend to use substantial available proceeds from of our initial public offering of common stock (our “IPO” or our “Offering”) to reduce our borrowings, including borrowings made in connection with the acquisition of a portfolio of 116 hotel assets (the "Grace Portfolio"), which may limit our ability to pay distributions from Offering proceeds or acquire additional properties. The continued use of substantial Offering proceeds to repay debt will reduce the available cash flow to fund working capital, acquisitions, capital expenditures and other general corporate purposes, which could have a material adverse impact on our business and reduce cash available for distributions to holders of our common stock.

•	We focus on acquiring a diversified portfolio of hospitality assets located in the United States and are subject to risks inherent in concentrating investments in the hospitality industry.

•	We may purchase real estate assets located in Canada, which may subject us to additional risks.

•	No public market currently exists, or may ever exist, for shares of our common stock and our shares are, and may continue to be, illiquid.

•	Increases in interest rates could increase the amount of our debt payments and limit our ability to pay distributions to our stockholders.

•	We may be unable to obtain the financing needed to complete acquisitions.

•
We incurred substantial additional indebtedness to consummate the acquisition of the Grace Portfolio (the “Grace Acquisition”), which may have a material adverse effect on our financial condition and results of operations

•
We may not generate cash flows sufficient to pay our distributions to stockholders, and, as such, we may be forced to borrow at higher rates or depend on our Advisor and its affiliates to waive reimbursements of certain expenses and fees to fund our operations.

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

•
With the Grace Acquisition now completed, we intend to pay distributions from cash flows from operations. Our ability to do so depends on our ability to realize the expected benefits of the acquisition of the Grace Portfolio from which a substantial amount of our future cash flows from operations are expected to be generated. Failure to realize the expected benefits of the acquisition of the Grace Portfolio, within the anticipated timeframe or at all, or the incurrence of unexpected costs, could have a material adverse effect on our financial condition and results of operations and our ability to pay distributions from cash flow from operations

•	We are subject to risks associated with any dislocations or liquidity disruptions that may exist or occur in the credit markets of the United States from time to time.

•
Our failure to continue to qualify to be treated as a real estate investment trust ("REIT") for U.S. federal income tax purposes which would result in higher taxes, may adversely affect operations and would reduce our NAV and cash available for distributions.

All forward-looking statements should also be read in light of the risks identified in Item 1A of our Annual Report on Form 10-K.

Overview
American Realty Capital Hospitality Trust, Inc. was incorporated on July 25, 2013 as a Maryland corporation and intends to qualify as a real estate investment trust for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2014. We were formed primarily to acquire lodging properties in the midscale limited service, extended stay, select service, upscale select service, and upper upscale full service segments within the hospitality sector. We have no limitation as to the brand of franchises or licenses with which our hotels will be associated. All such properties may be acquired by us alone or jointly with another party. We may also originate or acquire first mortgage loans secured by real estate and invest in other real estate-related debt. In March 2014, we completed our first acquisition comprising investments in six hotels (the "Barceló Portfolio"), and in February 2015, we completed our second acquisition of the Grace Portfolio. As of March 31, 2015, we had acquired or had an interest in 122 properties.
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
Until the filing of our second quarterly financial filing with the SEC, pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act"), following the earlier to occur of (i) our acquisition of at least $2.0 billion in total investment portfolio assets or (ii) January 7, 2016 (the "NAV pricing date"), the per share purchase price in the IPO will be up to $25.00 per share (including the maximum allowed to be charged for commissions and fees) and shares issued under the DRIP will initially be equal to $23.75 per share, which is 95% of the initial per share offering price in the IPO. Thereafter, the per share purchase price will vary quarterly and will be equal to our net asset value ("NAV") per share plus applicable commissions and fees in the case of the primary offering and the per share purchase price in the DRIP will be equal to the NAV per share. On February 3, 2014, we received and accepted subscriptions in excess of the minimum offering amount of $2.0 million in Offering proceeds, broke escrow and issued shares of common stock to the initial investors who were admitted as stockholders. As of March 31, 2015, we had 16.9 million shares of stock outstanding and had received total gross proceeds from the IPO of approximately $420.2 million, including shares issued under the DRIP.
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
We have no direct employees. We have retained the Advisor to manage certain aspects of our affairs on a day-to-day basis. American Realty Capital Hospitality Properties, LLC, or one of its subsidiaries (collectively, the "Property Manager"), serves as our property manager and the Property Manager has retained Crestline Hotels & Resorts, LLC ("Crestline"), an entity under common control with the parent of American Realty Capital IX, LLC (the "Sponsor") to provide services, including locating investments, negotiating financing and operating certain hotel assets in our portfolio. Realty Capital Securities, LLC (the "Dealer Manager"), an entity under common control with the parent of our Sponsor, serves as the dealer manager of the Offering. The Advisor, Special Limited Partner, Property Manager, Crestline and Dealer Manager are related parties and receive fees, distributions and other compensation for services related to the Offering and the investment and management our assets.
We, directly or indirectly through our taxable REIT subsidiaries, enter into agreements with our Property Manager, which, in turn, engages Crestline or a third-party sub-property manager to manage our hotel properties. Crestline is a leading hospitality management company in the United States with 74 hotels and 11,889 rooms under management in 21 states and the District of Columbia. As of March 31, 2015, 40 of our hotels are managed by Crestline, and 82 of our hotels are managed by third-party sub-property managers.
The results of operations for the period ended March 31, 2015 are not necessarily indicative of results for the entire year or any subsequent interim period. Certain prior period amounts have been reclassified to conform to current period presentation.

Significant Accounting Estimates and Critical Accounting Policies
See Note 2 - Summary of Significant Accounting Policies, to our accompanying condensed consolidated/combined financial statements included in this Quarterly Report on Form 10-Q.
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
Results of Operations
On February 27, 2015, we completed the acquisition of a portfolio of 116 hotel assets, the Grace Portfolio, which increased our hotel portfolio to a total 122 hotel assets. We completed our first acquisition of interests in six hotels, the Barceló Portfolio, on March 21, 2014. See Note 3 - Business Combinations to our accompanying condensed consolidated/combined financial statements included in this Quarterly Report on Form 10-Q, for additional discussion of these transactions.
The following discussion compares our operating results for the three months ended March 31, 2015 and to the comparable period in 2014. Results for the three months ended March 31, 2014 include results from the Predecessor from January 1, 2014 to March 20, 2014.

Comparison of the Three Months Ended March 31, 2015 to the Three Months Ended March 31, 2014
Room revenues were $50.5 million for the three months ended March 31, 2015, compared to room revenues of $7.0 million for the three months ended March 31, 2014, including results from the Predecessor period. The increase in room revenues was due to the acquisition of the Grace Portfolio in February 2015. We generally expect that room revenues will make up a significant majority of our total revenues, therefore our revenue results will be highly dependent on maintaining and improving Occ and ADR, which drive RevPAR.
The following table depicts operating information of the Barceló Portfolio (including Predecessor results), and the Grace Portfolio for the periods in which we owned each.

	Three Months Ended
	March 31, 2015	March 31, 2014
Number of rooms	14,922	1,181
Occ	77.1%	66.9%
ADR	$122.86	$131.14
RevPAR	$94.72	$87.75

The following table depicts pro-forma operating information of the Barceló Portfolio and the Grace Portfolio as if we had owned each portfolio for the full periods presented.

	Three Months Ended
Pro-forma	March 31, 2015	March 31, 2014
Number of rooms	14,922	14,922
Occ	72.3%	70.8%
ADR	$117.79	$111.27
RevPAR	$85.13	$78.74
RevPAR growth rate	8.1%	NA

The pro-forma RevPAR growth rate for the three months ended March 31, 2015, compared to the three months ended March 31, 2014 of 8.1%, was driven by growth in occupancy and ADR. Other non-room operating revenues for the portfolio include food and beverage, which represented approximately 5.1% of total revenues, and other ancillary revenues such as conference center, market, parking, telephone and cancellation fees which represented approximately 2.8% of total revenues, for the three months ended March 31, 2015.
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

•
Management fees: Base management fees paid are computed as a percentage of gross revenue. Incentive management fees may be paid when operating profit or other performance metrics exceed certain threshold levels.

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

Total hotel operating expenses were $35.2 million, or approximately 64.2% of total hotel revenues for the three months ended March 31, 2015. Net loss for the three months ended March 31, 2015, was approximately $40.0 million, primarily attributable to acquisition and transaction related costs of $37.3 million incurred in the acquisition of the Grace Portfolio.
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
The table below reflects the items deducted or added to net loss in our calculation of FFO and MFFO for the three months ended March 31, 2015 and for the three months ended March 31, 2014, excluding Predecessor results (in thousands):

	For the Three Months Ended March 31, 2015	For the Period from March 21 to March 31, 2014
Net loss (in accordance with GAAP)	$(39,976)	$(5,282)
Depreciation and amortization	7,071	122
Depreciation and amortization of unconsolidated entities	111	13
FFO	(32,794)	(5,147)
Acquisition fees and expenses	37,283	4,458
Amortization of below-market lease asset, net	105	—
MFFO	$4,594	$4,458

Cash Flows
Net cash used in operating activities was $31.7 million for the three months ended March 31, 3015. Cash used in operating activities was negatively impacted primarily by acquisition and transaction related costs incurred in the acquisition of the Grace Portfolio, increases in restricted cash and prepaids and other assets, partially offset by increases in accounts payable and accrued expenses. Net cash used in investing activities was $388.7 million for the three months ended March 31, 2015. Cash used in investing activities were primarily attributable to the acquisition of the Grace Portfolio. Net cash flow provided by financing activities was $350.0 million for the three months ended March 31, 2015. Cash provided by financing activities was primarily impacted by proceeds from the issuance of common stock and proceeds from the Additional Grace Mortgage Loan incurred in connection with the Grace acquisition.
Election as a REIT
We intend to elect and qualify to be taxed as a REIT commencing with our taxable year ended December 31, 2014. In order to qualify as a REIT, we must annually distribute to our stockholders 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding net capital gain, and must comply with a number of other organizational and operational requirements. We generally will not be subject to U.S. federal income tax on that portion of our REIT taxable income which is distributed to our stockholders. Our hotels are leased to TRSs which are owned by the OP. A TRS is subject to federal, state and local income taxes. If we fail to remain qualified for taxation purposes as a REIT in any subsequent year after electing REIT status and do not qualify for certain statutory relief provisions, our income for that year will be taxed at regular corporate rates, and we may be precluded from qualifying for treatment as a REIT for the four-year period following our failure to qualify as a REIT. Such an event could materially and adversely affect our net income and cash available for distribution.
Liquidity and Capital Resources
We are offering and selling to the public in our primary offering up to 80,000,000 shares of our common stock at up to $25.00 per share (subject to certain volume discounts). We also are offering up to 21,052,631 shares of common stock under our DRIP, initially at $23.75 per share, which is 95.0% of the primary offering price. Beginning with the NAV pricing date, we will calculate NAV and will offer shares in our primary offering and under our DRIP at per share NAV (plus applicable selling commissions and dealer manager fees for shares sold in our primary offering), subject to certain limitations. We reserve the right to reallocate the shares of common stock we are offering between our primary offering and the DRIP.
On February 3, 2014, we had raised proceeds sufficient to break escrow in connection with our Offering. We received and accepted aggregate subscriptions in excess of the $2.0 million minimum and issued shares of common stock to our initial investors who were simultaneously admitted as stockholders. We purchased our first properties and commenced our real estate operation on March 21, 2014. As of March 31, 2015, we owned the Barceló Portfolio and the Grace Portfolio which collectively had an aggregate purchase price of approximately $1.9 billion. As of March 31, 2015, we had 16.9 million shares of common stock outstanding, including share issued under the DRIP, for cumulative gross proceeds of $420.2 million.
As of March 31, 2015, we had cash of $61.4 million. Our principal demands for cash are for the purchase price of any properties, loans and securities we acquire, capital improvement costs, the payment of our operating and administrative expenses, continuing debt service obligations and distributions to our stockholders. Our principal sources of cash are Offering proceeds, cash from operations and mortgage or other indebtedness to finance or refinance our investments. Potential future sources of cash include secured or unsecured financings from banks or other lenders, establishing additional lines of credit and proceeds from the sale of properties. Currently, we have not identified any additional sources of financing and there is no assurance that such sources of financings will be available on favorable terms or at all.
We continue to rely significantly on proceeds from our Offering to fund our operations. As of March 31, 2015, all of the cash distributions paid since the commencement of the Offering have been funded from Offering proceeds, including Offering proceeds which were reinvested in common stock issued pursuant to the DRIP. We anticipate that as we realize the expected economic benefits of the Grace Portfolio, adequate cash will be generated from operations to fund our operating and administrative expenses, continuing debt service obligations and the payment of distributions, but there is no assurance we will be able to do so.
We expect to use substantial Offering proceeds to reduce our leverage levels. Prior to our entry into an agreement to acquire the Grace Portfolio in May 2014, a majority of our independent directors waived the total portfolio leverage requirement of our charter with respect to the acquisition of the Grace Portfolio should such total portfolio leverage exceed 300% of our total “net assets” (as defined in our charter) upon the acquisition of the Grace Portfolio. Following the acquisition of the Grace Portfolio in February 2015, our total portfolio leverage (which includes the Grace Preferred Equity Interests, as defined and described in Note 3) exceeded this 300% limit, and we expect it will continue to do so for some time. As of March 31, 2015, our total portfolio leverage was 538%. As of March 31, 2015, the principal amount of our outstanding secured financing, which excludes the Grace Preferred Equity Interests, was approximately 60% of the total value of our real estate investments and our other assets.
Since the closing of the Grace Acquisition, we have used an aggregate of $81.4 million of Offering proceeds to reduce indebtedness, including the repayment in full of the $63.1 million Barceló Promissory Note (together with approximately $3.5 million deferred payment with respect to the March 2014 acquisition of the Georgia Tech Hotel & Conference Center) and mandatory redemption of the Grace Preferred Equity Interests of $13.0 million. Following this mandatory redemption, approximately $434.1 million remained outstanding under the Grace Preferred Equity Interests. As required under the terms of the Grace Preferred Equity Interest, we intend to continue to use 35.0% of Offering proceeds to redeem the Grace Preferred Equity Interests at par, up to a maximum of $350.0 million in redemptions for any 12-month period.  We expect that upon repayment of the Grace Preferred Equity Interests in full we will have reduced our portfolio leverage to below the 300% maximum limit.  We may also use proceeds from the Offering to pay interest, principal and to meet other obligations under our other debt obligations.  There can be no assurance we will be able to raise the funds required to meet these objectives on a timely basis, or at all.
Our ability to fund our operations is subject to some uncertainties. To generate working capital we are dependent upon our success at attracting and retaining preferred hotel brands and the economic and business environments of the various markets in which our properties are located. While not expected, if we desire to sell assets to generate liquidity, our ability to do so will be partially dependent upon the state of real estate markets and the ability of purchasers to obtain financing at reasonable commercial rates, as well as our ability to obtain the consent of the applicable debt securing the assets. In general, our policy will be to pay distributions from cash flow from operations. However, if we have not generated sufficient cash flow from our operations and other sources, such as from borrowings, advances from our Advisor, our Advisor’s deferral, suspension and/or waiver of its fees and expense reimbursements, to fund distributions, we may continue to use the Offering proceeds. Moreover, our board of directors may change this policy, in its sole discretion, at any time.
We have acquired, and intend to continue acquiring new investments with cash and mortgage or other debt, but we also may acquire new investments free and clear of permanent mortgage or other indebtedness by paying the entire purchase price for the asset in cash or in OP Units. Our ability to grow our portfolio will be dependent on the availability of Offering proceeds to deploy into new investments. Our ability to continue to raise equity through the Offering is subject to economic and market conditions and investors’ appetite in hotel investments generally and our hotel portfolio specifically. Further, we have a variety of other liquidity commitments that may utilize all or a significant portion of our Offering proceeds.
We expect to make substantial capital improvements to our hotel properties, including the hotels in the Grace Portfolio. In connection with the acquisition of the Grace Portfolio, our franchisors required property improvements plans, or PIPs, which set forth their renovation requirements. In addition, pursuant to the terms of the Assumed Grace Indebtedness, we are required to make an aggregate of $73.5 million in periodic PIP reserve deposits during 2015 and 2016 to cover a portion of the estimated costs of the PIPs on the total 96 hotels collateralizing that debt. In addition, pursuant to a guaranty entered into in connection with the Assumed Grace Indebtedness, we are required to guarantee the difference between (i) the cost of the PIPs with respect to those 96 hotels during the 24-month period following the acquisition of the Grace Portfolio, estimated to be $102.0 million, and (ii) the amount actually deposited into the PIP reserve with respect to the Assumed Grace Indebtedness. Pursuant to the terms of the Additional Grace Mortgage Loan, we are required to make an aggregate of $20.0 million in periodic PIP reserve deposits during 2015 and 2016 to cover a portion of the estimated costs of the PIPs on the total 21 hotels collateralizing that debt. During the quarter ended March 31, 2015, we made total PIP reserve deposits under the Grace Indebtedness of $13.0 million. The Grace Indebtedness also requires us to deposit 4.0% of the gross revenue of the hotels into a separate account for the ongoing replacement or refurbishment of furniture, fixtures and equipment at the hotels. We expect to fund capital expenditure from proceeds from the Offering and cash provided by operations. However, if liquidity from these sources is insufficient to cover our commitments, it may be necessary to obtain additional funds by borrowing, refinancing properties or liquidating our investment in one or more properties. There is no assurance that such funds will be available, or if available, that the terms will be acceptable to us or commercially reasonable.
Acquisitions
Our Advisor evaluates potential acquisitions of real estate and real estate related assets and engages in negotiations with sellers and borrowers on our behalf.  Investors should be aware that after a purchase contract is executed that contains specific terms, the property will not be purchased until the successful completion of due diligence and fully negotiated binding agreements. During this period, we may decide to temporarily invest any unused proceeds from common stock offerings in certain investments that could yield lower returns than the properties. These lower returns may adversely affect our ability to make distributions.
Distributions
On February 3, 2014, our board of directors declared distributions payable to stockholders of record each day during the applicable month equal to $0.00465753425 per day, which is equivalent to $1.70 per annum, per share of common stock. The first distribution was paid in May 2014 to record holders in April 2014. The distributions are payable by the fifth day following each month end to stockholders of record at the close of business each day during the prior month.
The below table shows the distributions paid on shares outstanding for the period ended March 31, 2015 (in thousands).

Payment Date	Weighted Average Shares Outstanding (1)	Amount Paid in Cash	Amount Issued under DRIP
January 4, 2015	9,441	$718	$647
February 2, 2015	10,888	823	749
March 2, 2015	12,755	866	799
Total		$2,407	$2,195
_____________________________________________________________________
(1) Represents the weighted average shares outstanding for the period related to the respective payment date.
The following table shows the sources for the payment of distributions to common stockholders for the three months ended March 31, 2015. There were no distributions to common stockholders for the three months ended March 31, 2014 (in thousands).

	Three Months Ended March 31,
	2015
Distributions:
Distributions paid in cash directly to stockholders	$2,407
Distributions reinvested in common stock issued under the DRIP	2,195
Total distributions	$4,602
Source of distribution coverage:
Cash flows provided by operations	$—	—%
Offering proceeds from issuance of common stock	2,407	52.3%
Offering proceeds reinvested in common stock issued under DRIP	2,195	47.7%
Total sources of distributions	$4,602	100.0%
Cash flows provided by (used in) operations (GAAP)	$(31,679)
Net loss (GAAP)	$(39,976)

The following table compares cumulative distributions paid to cumulative net income (in accordance with GAAP) for the period from July 25, 2013 (date of inception) through March 31, 2015 (in thousands)(1):

For the Period from July 25, 2013 (date of inception) to
March 31, 2015
Distributions paid:
Common stockholders in cash and reinvested in DRIP	$8,072
Total distributions paid	$8,072

Reconciliation of net loss:
Revenues	$89,697
Acquisition and transaction related	(48,167)
Depreciation and amortization	(9,867)
Other operating expenses	(64,118)
Other non-operating expenses	(20,585)
Income tax	(1,783)
Net loss (in accordance with GAAP)	$(54,823)

Cash flows used in operations	$(41,330)
FFO	$(44,502)
___________________________________________________________________________
(1) The results for the Predecessor were not included in the above table as these results would not impact the sources of distributions.

For the period from our inception in July 2013 through March 31, 2015, we funded all of our distributions with proceeds from our IPO, including proceeds from our IPO which were reinvested in common stock issued pursuant to our DRIP. To the extent we pay distributions in excess of cash flows provided by operations, our stockholders' investment in our common stock may be adversely impacted.
Contractual Obligations
We have the following contractual obligations as of March 31, 2015:
Debt Obligations:
The following is a summary of our mortgage notes payable obligation as of March 31, 2015 (in thousands):

	Total	2015	2016-2018	2019	Thereafter
Principal payments due on mortgage notes payable	$1,176,401	$—	$227,000	$949,401	$—
Interest payments due on mortgage notes payable	186,893	37,390	135,972	13,531	—
Total	$1,363,294	$37,390	$362,972	$962,932	$—
Interest payments due on our mortgage note payable are held in a restricted depository account at the lender during the month prior to being due to the lender. Mortgage notes payable due dates assume exercise of all Borrower extension options.
The following is a summary of our promissory notes payable obligations as of March 31, 2015 (in thousands):

	Total	2015	2016-2018	2019	Thereafter
Principal payments due on promissory notes payable	$64,849	$63,074	$—	$1,775	$—
Interest payments due on promissory notes payable	1,064	787	243	34	—
Total	$65,913	$63,861	$243	$1,809	$—
As of May 14, 2015, we have repaid in full the amount due on the Barceló Promissory Note, and the Property Improvement Plan Promissory Note (See Note 14 - Subsequent Events).
The following is a summary of our mandatorily redeemable preferred securities as of March 31, 2015 (in thousands):

	Total	2015	2016-2018	2019	Thereafter
Principal payments due on mandatorily redeemable preferred securities	$447,097	$—	$273,448	$173,649	$—
Interest payments due on mandatorily redeemable preferred securities	117,769	25,550	88,870	3,349	—
Total	$564,866	$25,550	$362,318	$176,998	$—

Maturity dates assume repayment pursuant to mandatory redemption provisions of the securities, other than the requirement to use 35% of Offering proceeds to redeem securities at par. Actual repayment dates are expected to be significantly earlier.
Lease Obligations:
The following table reflects the minimum base rental cash payments due from us over the next five years and thereafter for our ground and other lease obligations as of March 31, 2015 (in thousands):

	Total	2015	2016-2018	2019	Thereafter
Lease payments due	$112,906	$3,825	$15,351	$5,134	$88,596

Related Party Transactions and Agreements
We have entered into agreements with affiliates of our Sponsor, whereby we have paid and will continue to pay certain fees or reimbursements to our Advisor, its affiliates and entities under common control with our Advisor in connection with acquisition and financing activities, sales and maintenance of common stock under our Offering, transfer agency services, asset and property management services and reimbursement of operating and offering related costs. See Note 12 - Related Party Transactions and Arrangements, to our accompanying condensed consolidated/combined financial statements included in this Quarterly Report on Form 10-Q for a discussion of the various related party transactions, agreements and fees applicable during this period.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
The market risk associated with financial instruments and derivative financial instruments is the risk of loss from adverse changes in market prices or interest rates. Our long-term debt, which consists of secured financings, bears interest at fixed and variable rates. Our interest rate risk management objectives are to limit the impact of interest rate changes in earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, from time to time, we may enter into interest rate hedge contracts such as swaps, collars and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. We would not hold or issue these derivative contracts for trading or speculative purposes.
As of March 31, 2015, we had not fixed the interest rate for $1.13 billion of our secured variable-rate debt. As a result, we are subject to the potential impact of rising interest rates, which could negatively impact our profitability and cash flows. In order to mitigate our exposures to changes in interest rates, we have entered into two interest rate cap agreements with respect to approximately $903.9 million of our variable-rate debt. The estimated impact on our annual results of operations, of an increase or decrease of 100 basis points in interest rates, would be to increase or decrease remaining annual interest expense by approximately $8.6 million. The estimated impact assumes no changes in our capital structure. As the information presented above includes only those exposures that exist as of March 31, 2015, it does not consider those exposures or positions that could arise after that date. The information represented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
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
No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings.
We are not a party to any material pending legal proceedings.
Item 1A. Risk Factors.
There have been no material changes to the risk factors disclosed in our 2014 Annual Report on Form 10-K, except as set forth below.
We intend to use substantial available proceeds from our Offering to reduce our borrowings, which may limit our ability to pay distributions from Offering proceeds or acquire additional properties.

Prior to our entry into an agreement to acquire the Grace Portfolio in May 2014, a majority of our independent directors waived the total portfolio leverage requirement of our charter with respect to the acquisition of the Grace Portfolio should such total portfolio leverage exceed 300% of our total “net assets” (as defined in our charter) upon the acquisition of the Grace Portfolio. Following the acquisition of the Grace Portfolio in February 2015, our total portfolio leverage (which includes the Grace Preferred Equity Interests) exceeded this 300% limit, and we expect it will continue to do so for some time. As of March 31, 2015, our total portfolio leverage was 538%. As of March 31, 2015, the principal amount of our outstanding secured financing, which excludes the Grace Preferred Equity Interests, was approximately 60% of the total value of our real estate investments and our other assets.

Since the closing of the Grace Acquisition, we have used an aggregate of $81.4 million of Offering proceeds to reduce indebtedness, including the repayment in full of the $63.1 million Barceló Promissory Note (together with approximately $3.5 million deferred payment with respect to the March 2014 acquisition of the Georgia Tech Hotel & Conference Center) and mandatory redemption of the Grace Preferred Equity Interests of $13.0 million. Following this mandatory redemption, approximately $434.1 million remained outstanding under the Grace Preferred Equity Interests. As required under the terms of the Grace Preferred Equity Interests, we intend to continue to use 35.0% of Offering proceeds to redeem the Grace Preferred Equity Interests at par, up to a maximum of $350.0 million in redemptions for any 12-month period. We expect that upon repayment of the Grace Preferred Equity Interests in full we will have reduced our portfolio leverage to below the 300% maximum limit. We may also use proceeds from the Offering to pay interest, principal and to meet other obligations under our other debt obligations.

There can be no assurance we will be able to raise the funds required to meet these objectives on a timely basis, or at all. Moreover, since our inception, we have been dependent upon Offering proceeds to fund all of our distributions and a portion of the purchase price for new hotel investments. Therefore, the continued use of substantial Offering proceeds to repay debt may limit our ability to pay distributions from Offering proceeds or acquire additional properties. Moreover, the continued use of substantial Offering proceeds to repay debt will also reduce the available cash flow to fund working capital, capital expenditures, including the funding of PIP reserves required under the Grace Indebtedness, and other general corporate purposes, which could have a material adverse impact on our business and reduce cash available for distributions to holders of our common stock.

Since our inception, all of our distributions have been paid from proceeds of our Offering. Distributions paid from sources other than our cash flows from operations, particularly from proceeds of our Offering, will result in us having fewer funds available to reduce our borrowings as intended and acquire additional properties and may adversely affect our ability to fund future distributions.

During the year ended December 31, 2014 and the three months ended March 31, 2015, we paid distributions of $3.5 million and $4.6 million, respectively, all of which were funded from proceeds of our Offering, including proceeds of our Offering which were reinvested in common stock issued pursuant to the DRIP. Since our inception, all of our distributions have been paid from proceeds of our Offering.

We may pay distributions from unlimited amounts of any source, including borrowing funds, using proceeds from our Offering, issuing additional securities or selling assets. We have not established any limit on the amount of proceeds from our Offering that may be used to fund distributions, except in accordance with our organizational documents and Maryland law.
We anticipate that as we realize the expected benefits of the Grace Portfolio our cash flow from operations will fund distributions, but there can be no assurance we will be able to generate sufficient cash flow from operations to do so. We may continue in the future to pay distributions from sources other than from our cash flows from operations, including proceeds from our Offering.

Using proceeds from our Offering to pay distributions, especially if the distributions are not reinvested through our DRIP, reduces cash available for investment in assets or other purposes and will likely reduce our per share stockholder equity.
We may continue not to generate sufficient cash flows from operations to fully pay distributions, and our ability to use cash flows from operations to pay distributions in the future may also be adversely impacted by our substantial indebtedness. If we have not generated sufficient cash flows from our operations and other sources, such as from borrowings, the sale of additional securities, advances from our Advisor, and our Advisor’s deferral, suspension or waiver of its fees and expense reimbursements, to fund distributions, we may continue to use the proceeds from our Offering, although we currently intend to use substantial proceeds from our Offering to reduce our borrowings, which could limit our ability to pay distribution from proceeds from our Offering for some time. Moreover, our board of directors may change our distribution policy, in its sole discretion, at any time. Distributions made from offering proceeds are a return of capital to stockholders, from which we will have already paid Offering expenses in connection with our IPO. We have not established any limit on the amount of proceeds from our Offering that may be used to fund distributions, except that, in accordance with our organizational documents and Maryland law, we may not make distributions that would: (1) cause us to be unable to pay our debts as they become due in the usual course of business; (2) cause our total assets to be less than the sum of our total liabilities plus senior liquidation preferences, if any; or (3) jeopardize our ability to qualify as a REIT.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
We did not sell any equity securities that were not registered under the Securities Act during the three months ended March 31, 2015.
On January 7, 2014, the SEC declared effective our Registration Statement, and we commenced our Offering on a “reasonable best efforts” basis of up to 80.0 million shares of common stock, a maximum of $2.0 billion of common stock. The Registration Statement also registers approximately 21.1 million shares of common stock pursuant the DRIP under which common stockholders may elect to have their distributions reinvested in additional shares of common stock.
Through March 31, 2015, we have received $416.4 million in gross proceeds from the Offering which we have used as follows: (i) $39.6 million to pay selling commissions and dealer manager fees to our Dealer Manager; (ii) $9.9 million to pay other Offering expenses, up to 2.0% of which may be reimbursed to our Advisor at the close of the Offering once we have invested all the proceeds of the Offering; (iii) $43.2 million to pay acquisition fees and financing coordination fees to our Advisor; (iv) $8.1 million to pay distributions to our stockholders; (v) $220.7 million to fund part of the purchase price of the Grace Portfolio; (vi) $4.0 million to fund capital expenditures.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
None.
Item 5. Other Information.
None.

Item 6. Exhibits.
EXHIBIT INDEX
The following exhibits are included in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
10.1 (1)	Amended and Restated Limited Liability Company Agreement of ARC Hospitality Portfolio I Holdco, LLC dated February 27, 2015
10.2 (1)	Amended and Restated Limited Liability Company Agreement of ARC Hospitality Portfolio II Holdco, LLC dated February 27, 2015
10.3 (1)
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

10.4 (1)
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

10.5 (1)
Supplemental Agreement dated February 27, 2015, by and among American Realty Capital Hospitality Operating Partnership, L.P., American Realty Capital Hospitality Trust, Inc., Nicholas S. Schorsch, William M. Kahane, Edward M. Weil, Jr., Peter M. Budko, Whitehall Street Global Real Estate Limited Partnership 2007, Whitehall Parallel Global Real Estate Limited Partnership 2007, among others.

10.6 (1)
Payment Guaranty Agreement dated as of February 27, 2015 by AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC. to and for the benefit of U.S. BANK NATIONAL ASSOCIATION, AS TRUSTEE FOR THE REGISTERED HOLDERS OF EQTY 2014-INNS MORTGAGE TRUST, COMMERCIAL MORTGAGE PASS-THROUGH CERTIFICATES.

10.7 (1)	Loan Agreement dated as of February 27, 2015 between the borrowers listed on schedule II thereto, Ladder Capital Finance LLC and Deutsche Bank AG, New York Branch.
10.8 (1)
Guaranty dated as of February 27, 2015 by AMERICAN REALTY CAPITAL HOSPITALITY OPERATING PARTNERSHIP, L.P., AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC., Nicholas S. Schorsch, William M. Kahane, Edward M. Weil, Jr., Peter M. Budko for the benefit of W2007 EQUITY INNS SENIOR MEZZ, LLC.

10.9 (1)
Guaranty dated as of February 27, 2015, by AMERICAN REALTY CAPITAL HOSPITALITY OPERATING PARTNERSHIP, L.P., AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC., Nicholas S. Schorsch, William M. Kahane, Edward M. Weil, Jr., Peter M. Budko for the benefit of W2007 EQUITY INNS PARTNERSHIP, L.P. and W2007 EQUITY INNS TRUST.

10.10 (1)
Environmental Indemnity Agreement dated as of February 27, 2015 by AMERICAN REALTY CAPITAL HOSPITALITY OPERATING PARTNERSHIP, L.P., AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC., Nicholas S. Schorsch, William M. Kahane, Edward M. Weil, Jr., Peter M. Budko for the benefit of W2007 EQUITY INNS SENIOR MEZZ, LLC

Exhibit No.	Description
10.11 (1)
Environmental Indemnity Agreement dated as of February 27, 2015, by AMERICAN REALTY CAPITAL HOSPITALITY OPERATING PARTNERSHIP, L.P., AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC., Nicholas S. Schorsch, William M. Kahane, Edward M. Weil, Jr., Peter M. Budko for the benefit of W2007 EQUITY INNS PARTNERSHIP, L.P. and W2007 EQUITY INNS TRUST.

10.12 (1)
Mandatory Redemption Guaranty dated as of February 27, 2015 by AMERICAN REALTY CAPITAL HOSPITALITY OPERATING PARTNERSHIP, L.P., AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC., Nicholas S. Schorsch, William M. Kahane, Edward M. Weil, Jr., Peter M. Budko for the benefit of W2007 EQUITY INNS SENIOR MEZZ, LLC

10.13 (1)
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
XBRL (eXtensible Business Reporting Language). The following materials from American Realty Capital Hospitality Trust, Inc.'s Quarterly Report on Form 10-Q for the three months ended March 31, 2015, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statements of Changes in Stockholders' Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements. As provided in Rule 406T of Regulation S-T, this information in furnished and not filed for purpose of Sections 11 and 12 of the Securities Act and Section 18 of the Exchange Act

_________________________

(1)	Filed as an exhibit to the Company’s Form 10-K filed with the SEC on March 31, 2015.
*	Filed herewith

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

Dated: May 14, 2015	By: /s/ Jonathan P. Mehlman Name: Jonathan P. Mehlman Title: Chief Executive Officer and President (Principal Executive Officer)
Dated: May 14, 2015	By: /s/ Edward T. Hoganson Name: Edward T. Hoganson Title: Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)