Form 10-Q/A
period 2015-03-31
American Realty Capital Hospitality Trust, Inc.
filed 2015-05-19
CIK 1583077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q/A
(Amendment No. 1)
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

EXPLANATORY NOTE

American Realty Capital Hospitality Trust, Inc. is filing this Amendment No. 1 on Form 10-Q/A (this "Amendment") to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 (the “Form 10-Q”), which was originally filed with the Securities and Exchange Commission on May 14, 2015, for the sole purpose of furnishing corrected XBRL Interactive Data Files. Due to a filing error by a third party vendor, the XBRL Interactive Data Files originally furnished with the Form 10-Q contained errors. No other changes have been made to the Form 10-Q and this Amendment does not reflect events occurring after the filing of the Form 10-Q, does not update disclosures contained in the Form 10-Q and does not modify or amend the Form 10-Q.

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

Dated: May 19, 2015	By: /s/ Jonathan P. Mehlman Name: Jonathan P. Mehlman Title: Chief Executive Officer and President (Principal Executive Officer)
Dated: May 19, 2015	By: /s/ Edward T. Hoganson Name: Edward T. Hoganson Title: Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1 *	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 *	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
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