Form 10-Q
period 2015-06-30
American Realty Capital Hospitality Trust, Inc.
filed 2015-08-12
CIK 1583077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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

The number of shares of the registrant's common stock, $0.01 par value, outstanding as of August 1, 2015 was 26,985,483.

Page
PART I
Item 1. Financial Statements	1
Condensed Consolidated Balance Sheets as of June 30, 2015 (Unaudited) and December 31, 2014	1
Condensed Consolidated/Combined Statements of Operations and Comprehensive Income (Loss) (Unaudited) of the Successor for the Three Months Ended June 30, 2015 and the Three Months Ended June 30, 2014 and for the Six Months Ended June 30, 2015 and for the period of March 21 to June 30, 2014 and of the Predecessor for the Period from January 1 to March 20, 2014	2
Condensed Consolidated Statement of Changes in Equity (Unaudited) for the Six Months Ended June 30, 2015	3
Condensed Consolidated/Combined Statements of Cash Flows (Unaudited) of the Successor for the Six Months Ended June 30, 2015 and for the period of March 21 to June 30, 2014 and of the Predecessor for the Period from January 1 to March 20, 2014	4
Notes to Condensed Consolidated/Combined Financial Statements (Unaudited)	6
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	26
Item 3. Quantitative and Qualitative Disclosures About Market Risk	41
Item 4. Controls and Procedures	42
PART II
Item 1. Legal Proceedings	43
Item 1A. Risk Factors	43
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	47
Item 3. Defaults Upon Senior Securities	48
Item 4. Mine Safety Disclosures	48
Item 5. Other Information	48
Item 6. Exhibits	49
Signatures	50

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)

	June 30, 2015	December 31, 2014
	(unaudited)
ASSETS
Real estate investments:
Land	$286,540	$12,061
Buildings and improvements	1,486,493	81,176
Furniture, fixtures and equipment	138,281	5,308
Total real estate investments	1,911,314	98,545
Less: accumulated depreciation and amortization	(28,770)	(2,796)
Total real estate investments, net	1,882,544	95,749
Cash and cash equivalents	76,702	131,861
Acquisition deposits	28,000	75,000
Restricted cash	71,661	3,437
Investments in unconsolidated entities	3,303	5,475
Below-market lease asset, net	10,425	8,060
Prepaid expenses and other assets	38,926	11,801
Deferred financing fees, net	16,474	1,991
Total Assets	$2,128,035	$333,374
LIABILITIES, NON-CONTROLLING INTEREST AND EQUITY
Mortgage notes payable	$1,187,102	$45,500
Promissory notes payable	—	64,849
Mandatorily redeemable preferred securities	408,810	—
Accounts payable and accrued expenses	53,558	14,219
Due to affiliates	3,159	7,011
Total Liabilities	$1,652,629	$131,579
Equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized, 25,016,906 and 10,163,206 shares issued and outstanding, respectively	250	102
Additional paid-in capital	546,043	221,379
Deficit	(73,655)	(19,686)
Total equity of American Realty Capital Hospitality Trust, Inc. stockholders	472,638	201,795
Non-controlling interest - consolidated variable interest entity	2,768	—
Total Equity	$475,406	$201,795
Total Liabilities, Non-controlling Interest and Equity	$2,128,035	$333,374

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

CONDENSED CONSOLIDATED/COMBINED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except for share and per share data)
(Unaudited)

	Successor	Successor	Successor	Successor	Predecessor
	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014	Six Months Ended June 30, 2015	For the Period from March 21 to June 30, 2014	For the Period from January 1 to March 20, 2014
Revenues
Rooms	$126,009	$8,543	$176,501	$9,508	$6,026
Food and beverage	4,366	1,790	7,161	2,021	1,543
Other	3,115	1,127	4,654	1,251	676
Total revenue	$133,490	$11,460	$188,316	$12,780	$8,245
Operating expenses
Rooms	28,329	1,710	38,643	1,913	1,405
Food and beverage	3,548	1,202	5,523	1,338	1,042
Management fees	5,325	465	7,532	511	289
Other property-level operating expenses	48,811	4,324	69,528	4,831	3,490
Depreciation and amortization	19,550	890	26,621	1,012	994
Rent	1,545	1,223	2,828	1,353	933
Total operating expenses	107,108	9,814	150,675	10,958	8,153
Income from operations	$26,382	$1,646	$37,641	$1,822	$92
Interest expense	(23,483)	(2,031)	(33,643)	(2,243)	(531)
Acquisition and transaction related costs	(1,148)	(187)	(38,431)	(4,645)	—
Other income	2,201	—	2,201	—	—
Equity in earnings (losses) of unconsolidated entities	115	2,346	8	2,346	(166)
General and administrative	(1,471)	(779)	(3,964)	(1,469)	—
Total other expenses, net	(23,786)	(651)	(73,829)	(6,011)	(697)
Net income (loss) before taxes	$2,596	$995	$(36,188)	$(4,189)	$(605)
Provision for income taxes	2,164	1,077	3,356	1,175	—
Net income (loss) and comprehensive income (loss)	$432	$(82)	$(39,544)	$(5,364)	$(605)
Less: Net loss attributable to non-controlling interest	$(6)	$—	$(6)	$—	$—
Net income (loss) attributable to American Realty Capital Hospitality Trust, Inc.	$438	$(82)	$(39,538)	$(5,364)	$(605)

Basic net income (loss) per share	$0.03	$(0.21)	$(2.31)	$(22.86)	NA
Diluted net income (loss) per share	$0.03	$(0.21)	$(2.30)	$(22.86)	NA
Basic weighted average shares outstanding	16,990,324	398,796	17,083,902	234,621	NA
Diluted weighted average shares outstanding	17,024,900	398,796	17,083,902	234,621	NA

___________________________________________________
NA - not applicable

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(In thousands, except for share data)
(Unaudited)

	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Deficit	Total Equity of American Realty Capital Hospitality Trust, Inc. Stockholders	Non-controlling Interest	Total Non-controlling Interest and Equity
Balance, December 31, 2014	10,163,206	$102	$221,379	$(19,686)	$201,795	$—	$201,795
Issuance of common stock	14,602,483	146	362,969	—	363,115	—	363,115
Net loss attributable to American Realty Capital Hospitality Trust, Inc.	—	—	—	(39,538)	(39,538)	—	(39,538)
Net loss attributable to non-controlling interest	—	—	—	(6)	(6)	—	(6)
Non-controlling interest - consolidated variable interest entity	—	—	—	—	—	2,768	2,768
Dividends paid or declared	—	—	—	(14,425)	(14,425)	—	(14,425)
Common stock issued through Distribution Reinvestment Plan	251,217	2	5,966	—	5,968	—	5,968
Share-based payments	—	—	35	—	35	—	35
Common stock offering costs, commissions and dealer manager fees	—	—	(44,306)	—	(44,306)	—	(44,306)
Balance, June 30, 2015	25,016,906	$250	$546,043	$(73,655)	$472,638	$2,768	$475,406

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

CONDENSED CONSOLIDATED/COMBINED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Successor	Successor	Predecessor
	Six Months Ended June 30, 2015	For the Period from March 21 to June 30, 2014	For the Period from January 1 to March 20, 2014
Cash flows from operating activities:
Net loss	$(39,544)	$(5,364)	$(605)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	26,621	1,012	994
Amortization of deferred financing costs	4,255	223	75
Change in fair value of contingent consideration	(1,927)	—	—
Distributions from variable interest entities	1,003	—	—
Equity in (earnings) losses of unconsolidated entities	(8)	(2,346)	166
Other adjustments, net	15	303	—
Changes in assets and liabilities:
Prepaid expenses and other assets	(15,510)	(2,611)	(581)
Restricted cash	(24,634)	(870)	—
Due to affiliates	(4,502)	—	—
Accounts payable and accrued expenses	38,309	5,767	(605)
Net cash used in operating activities	$(15,922)	$(3,886)	$(556)
Cash flows from investing activities:
Acquisition of hotel assets, net of cash received	(375,777)	(41,390)	—
Real estate investment improvements and purchases of property and equipment	(3,622)	(424)	(83)
Acquisition deposits	(28,000)	(50,000)	—
Increase in restricted cash related to real estate improvements	(39,672)	(2,010)	(468)
Net cash used in investing activities	$(447,071)	$(93,824)	$(551)
Cash flows from financing activities:
Proceeds from issuance of common stock, net	360,335	20,195	—
Payments of offering costs	(43,724)	(2,766)	—
Dividends paid	(6,485)	(62)	—
Mandatorily redeemable preferred securities redemptions	(38,287)	—	—
Repayments of notes payable	(64,849)	—	—
Distribution to members	—	—	(800)
Affiliate financing advancement	—	2,599	—
Proceeds from affiliate note payable used to fund acquisition deposit	—	40,500	—
Repayment of affiliate note payable used to fund acquisition deposit	—	(3,700)	—
Payment of deferred consideration payable	(3,500)	—	—
Proceeds from mortgage note payable	227,000	45,500	—
Payments of mortgage note payable	—	—	(137)
Proceeds from promissory note payable	—	1,775	—
Deferred financing fees	(18,738)	(1,601)	—
Restricted cash for debt service	(3,918)	—	—
Net cash provided by (used in) financing activities	$407,834	$102,440	$(937)
Net change in cash and cash equivalents	(55,159)	4,730	(2,044)
Cash and cash equivalents, beginning of period	131,861	—	10,520
Cash and cash equivalents, end of period	$76,702	$4,730	$8,476

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

CONDENSED CONSOLIDATED/COMBINED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Successor	Successor	Predecessor
	Six Months Ended June 30, 2015	For the Period from March 21 to June 30, 2014	For the Period from January 1 to March 20, 2014
Supplemental disclosure of cash flow information:
Interest paid	$24,598	$1,276	$458
Taxes paid	$3,441	—	—
Distribution receivable from unconsolidated entities	—	$245	—
Non-cash investing and financing activities:
Reclassification of deferred offering costs to additional paid-in capital	—	$1,505	—
Offering costs payable	$736	$771	—
Real estate investment improvements and purchases of property and equipment in accounts payable and accrued expenses	$1,444	—	—
Proceeds receivable from share sales (1)	$2,781	$1,097	—
Seller financing of real estate investments	—	$58,074	—
Seller financing of investment in unconsolidated entities	—	$5,000	—
Mortgage and mezzanine debt assumed on real estate investments	$904,185	—	—
Preferred securities issued in acquisition of property and equipment	$447,097	—	—
Contingent consideration on acquisition	—	$4,100	—
Deferred consideration on acquisition	—	$3,400	—
Dividends declared but not paid	$3,341	$114	—
Common stock issued through distribution reinvestment plan	$5,966	$20	—
___________________________________________________

(1)	The proceeds receivable from the sale of shares of common equity were received by the Company prior to the filing date of this Quarterly Report on Form 10-Q.

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED/COMBINED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

Note 1 - Organization
American Realty Capital Hospitality Trust, Inc. (the "Company") was incorporated on July 25, 2013 as a Maryland corporation and intends to qualify as a real estate investment trust ("REIT") for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2014. The Company was formed primarily to acquire lodging properties in the midscale limited service, extended stay, select service, upscale select service, and upper upscale full service segments within the hospitality sector. The Company has no limitation as to the number of franchises or licenses with which the Company's hotels will be associated. All such properties may be acquired by the Company alone or jointly with another party. The Company may also originate or acquire first mortgage loans secured by real estate and invest in other real estate-related debt. In March 2014, the Company completed its first acquisition comprising investments in six hotels (the "Barceló Portfolio"), and in February 2015, the Company completed its second acquisition (the "Grace Acquisition") comprising investments in 116 hotels (the "Grace Portfolio"). As of June 30, 2015, the Company had acquired or had an interest in a total of 122 properties.
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
Until the filing of the Company's second quarterly financial filing with the SEC, pursuant to the Securities Exchange Act of 1934, as amended, following the earlier to occur of (i) the Company's acquisition of at least $2.0 billion in total investment portfolio assets or (ii) January 7, 2016 (the "NAV pricing date"), the per share purchase price in the IPO will be up to $25.00 per share (including the maximum allowed to be charged for commissions and fees) and shares issued under the DRIP will initially be equal to $23.75 per share, which is 95% of the initial per share offering price in the IPO. Thereafter, the per share purchase price will vary quarterly and will be equal to the Company's net asset value ("NAV") per share plus applicable commissions and fees in the case of the primary offering, and the per share purchase price in the DRIP will be equal to the NAV per share. On February 3, 2014, the Company received and accepted subscriptions in excess of the minimum offering amount of $2.0 million in Offering proceeds, broke escrow and issued shares of common stock to the initial investors who were admitted as stockholders. As of June 30, 2015, the Company had 25.0 million shares of common stock outstanding and had received total gross proceeds of approximately $621.9 million, including shares issued under the DRIP.
Substantially all of the Company's business is conducted through American Realty Capital Hospitality Operating Partnership, L.P. (the "OP"), a Delaware limited partnership. The Company is the sole general partner and holds substantially all of the units of limited partner interest in the OP ("OP Units"). Additionally, American Realty Capital Hospitality Advisors, LLC (the "Advisor") contributed $2,020 to the OP in exchange for 90 OP Units, which represents a nominal percentage of the aggregate OP ownership. The holders of OP Units have the right to convert OP Units for the cash value of a corresponding number of shares of common stock or, at the option of the OP, a corresponding number of shares of common stock of the Company in accordance with the limited partnership agreement of the OP. The remaining rights of the limited partner interests are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP's assets.
The Company has no direct employees. The Company has retained the Advisor to manage certain aspects of its affairs on a day-to-day basis. American Realty Capital Hospitality Properties, LLC or one of its subsidiaries (collectively, the "Property Manager"), serves as the Company's property manager and the Property Manager has retained Crestline Hotels & Resorts, LLC ("Crestline"), an entity under common control with the parent of American Realty Capital IX, LLC (the "Sponsor") to provide services, including locating investments, negotiating financing and operating certain hotel assets in the Company's portfolio. Realty Capital Securities, LLC (the "Dealer Manager"), an entity under common control with the parent of the Sponsor, serves as the dealer manager of the offering. The Advisor, American Realty Capital Hospitality Special Limited Partner, LLC (the "Special Limited Partner"), Property Manager, Crestline and Dealer Manager are related parties and receive fees, distributions and other compensation for services related to the Offering and the investment and management of the Company's assets.

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED/COMBINED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

The Company, directly or indirectly through its taxable REIT subsidiaries, enters into agreements with the Property Manager, which, in turn, engages Crestline or a third-party sub-property manager to manage the Company’s hotel properties. Crestline is a leading hospitality management company in the United States with 75 hotels and 12,255 rooms under management in 21 states and the District of Columbia. As of June 30, 2015, 40 of the Company's hotels are managed by Crestline, and 82 of the Company's hotels are managed by third-party sub-property managers.
Note 2 - Summary of Significant Accounting Policies
The accompanying condensed consolidated financial statements of the Company included herein were prepared in accordance with the instructions to this Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by United States Generally Accepted Accounting Principles ("GAAP") for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. All inter-company accounts and transactions have been eliminated in consolidation.
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
Principles of Consolidation/Combination and Basis of Presentation
The accompanying condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation. In determining whether the Company has a controlling financial interest in a joint venture and the requirement to consolidate the accounts of that entity, management considers factors such as percentage ownership interest, authority to make decisions and contractual and substantive participating rights of the other partners or members as well as whether the entity is a variable interest entity for which the Company is the primary beneficiary.
The Predecessor consists of the Barceló Portfolio, which consists of hospitality assets and operations owned by Barceló Crestline Corporation and certain consolidated subsidiaries ("BCC"), that had been maintained in various legal entities until the Company acquired them from BCC on March 21, 2014. Historically, financial statements have not been prepared for the Predecessor as a discrete stand-alone entity. The accompanying condensed consolidated financial statements for the Predecessor, for the period from January 1 to March 20, 2014 have been derived from the historical accounting records of BCC and reflect revenue and expenses and cash flows directly attributable to the Predecessor, as well as allocations deemed reasonable by management, to present the combined results of operations and cash flows of the Predecessor on a stand-alone basis.
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

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED/COMBINED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

Real Estate Investments
The Company allocates the purchase price of properties acquired in real estate investments to tangible and identifiable intangible assets acquired based on their respective fair values at the date of acquisition. Tangible assets include land, land improvements, buildings and fixtures. The Company utilizes various estimates, processes and information to determine the fair value. Estimates of value are made using customary methods, including data from appraisals, comparable sales, discounted cash flow analysis and other methods. Amounts allocated to land, land improvements, and buildings and fixtures are based on purchase price allocation studies performed by independent third parties or on the Company’s analysis of comparable properties in the Company’s portfolio. Identifiable intangible assets and liabilities, as applicable, are typically related to contracts, including operating lease agreements, ground lease agreements and hotel management agreements, which will be recorded at fair value. The Company also considers information obtained about each property as a result of the Company’s pre-acquisition due diligence in estimating the fair value of the tangible and intangible assets acquired and intangible liabilities assumed.
Investments in real estate that are not considered to be business combinations under GAAP are recorded at cost. Improvements and replacements are capitalized when they extend the useful life of the asset. Costs of repairs and maintenance are expensed as incurred. Depreciation of the Company's assets is computed using the straight-line method over the estimated useful lives of up to 40 years for buildings, 15 years for land improvements, five years for fixtures and the shorter of the useful life or the remaining lease term for leasehold interests.
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
Below-Market Lease
The below-market lease intangibles are based on the difference between the market rent and the contractual rent as of the date the Company assumed the obligations and are discounted to a present value using an interest rate reflecting the Company's current assessment of the risk associated with the leases assumed. Acquired lease intangible assets are amortized over the remaining lease term. The amortization of below-market leases is recorded as an increase to rent expense on the condensed consolidated statements of operations.
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
Restricted Cash
Restricted cash consists of amounts required under mortgage agreements for future capital improvements to owned assets, future interest and property tax payments and excess cash flow deposits due to mortgage agreement restrictions. For purposes of the statement of cash flows, changes in restricted cash caused by changes to the amount needed for future capital improvements

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED/COMBINED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

are treated as investing activities, changes related to future debt service payments are treated as financing activities, and changes related to real estate tax payments and excess cash flow deposits are treated as operating activities.
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
The Company holds an interest in BSE/AH Blacksburg Hotel, LLC (the "HGI Blacksburg JV"), an entity that owns the assets of the Hilton Garden Inn Blacksburg, and an interest in TCA Block 7 Hotel, LLC (the "Westin Virginia Beach JV"), an entity that owns the assets of the Westin Virginia Beach.
In the quarter ended June 30, 2015, upon the acquisition of an additional equity interest in the HGI Blacksburg JV, the Company concluded that it was the primary beneficiary, with the power to direct activities that most significantly impact its economic performance, and therefore consolidated the entity in its condensed consolidated financial statements subsequent to the acquisition. (See Note 3 - Business Combinations).
The Company has concluded it is not the primary beneficiary with the power to direct activities that most significantly impact economic performance of the Westin Virginia Beach JV, and has therefore not consolidated the entity. The Company has accounted for the entity under the equity method of accounting and included it in investments in unconsolidated entities in the accompanying condensed consolidated balance sheets.
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
June 30, 2015
(Unaudited)

Earnings/Loss per Share
The Company calculates basic income or loss per share by dividing net income or loss for the period by the weighted-average shares of its common stock outstanding for a respective period. Diluted income per share takes into account the effect of dilutive instruments, such as stock options and unvested stock awards, except when doing so would be anti-dilutive.
Fair Value Measurements
In accordance with ASC 820, Fair Value Measurement, certain assets and liabilities are recorded at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability between market participants in an orderly transaction on the measurement date. The market in which the reporting entity would sell the asset or transfer the liability with the greatest volume and level of activity for the asset or liability is known as the principal market. When no principal market exists, the most advantageous market is used. This is the market in which the reporting entity would sell the asset or transfer the liability with the price that maximizes the amount that would be received or minimizes the amount that would be paid. Fair value is based on assumptions market participants would make in pricing the asset or liability. Generally, fair value is based on observable quoted market prices or derived from observable market data when such market prices or data are available. When such prices or inputs are not available, the reporting entity should use valuation models.
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
Advertising Costs
Advertising costs for hotel operations are expensed as incurred, and are reflected in other property-level operating expenses in the condensed consolidated statements of operations and comprehensive income (loss). Advertising expense was $3.8 million for the three months ended June 30, 2015, and $0.1 million for the three months ended June 30, 2014. Advertising expense was $5.3 million for the six months ended June 30, 2015, and $0.2 million combined between the Predecessor and the Company for the six months ended June 30, 2014.
Allowance for Doubtful Accounts
Receivables consist principally of trade receivables from customers and are generally unsecured and are due within 30 to 90 days. The Company records a provision for uncollectible accounts using the allowance method. Expected credit losses associated with trade receivables are recorded as an allowance for doubtful accounts. The allowance for doubtful accounts is estimated based upon historical patterns of credit losses for aged receivables as well as specific provisions for certain identifiable, potentially uncollectible balances. When internal collection efforts on accounts have been exhausted, the accounts are written off and the associated allowance for doubtful accounts is reduced. Trade receivable balances, net of the allowance for doubtful accounts, are included in prepaid expenses and other assets in the accompanying condensed consolidated balance sheets, and are as follows (in thousands):

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED/COMBINED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

	June 30, 2015	December 31, 2014
Trade receivables	$7,442	$1,388
Allowance for doubtful accounts	(619)	(45)
Trade receivables, net of allowance	$6,823	$1,343
Reportable Segments
The Company has determined that it has one reportable segment, with activities related to investing in real estate. The Company’s investments in real estate generate room revenue and other income through the operation of the properties, which comprise 100% of the total consolidated revenues. Management evaluates the operating performance of the Company’s investments in real estate on an individual property level, none of which represent a reportable segment.
Derivative Transactions
The Company at certain times enters into derivative instruments to hedge exposure to changes in interest rates. The Company’s current derivatives consist of two interest rate cap agreements entered into in connection with the closing of the acquisition of the Grace Portfolio, which help to mitigate the Company’s exposure to increasing borrowing costs under floating rate indebtedness. The Company has elected not to designate its interest rate cap agreements as cash flow hedges. The impact of the interest rate caps for the three and six month periods ended June 30, 2015, to the condensed consolidated financial statements was immaterial.
Recently Issued Accounting Pronouncements
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

In January, 2015, the FASB issued ASU 2015-01 Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items (“ASU 2015-01”), this Update eliminates from GAAP the concept of extraordinary items. Subtopic 225-20, Income Statement-Extraordinary and Unusual Items, required that an entity separately classify, present, and disclose extraordinary events and transactions. The adoption of ASU 2015-01 becomes effective for the Company on its fiscal year ending December 31, 2016, and all subsequent annual and interim periods. Early adoption is permitted. The adoption of ASU 2015-01 is not expected to have a material effect on the Company’s consolidated financial statements.

In February, 2015, the FASB issued ASU 2015-02 Amendments to the Consolidation Analysis (“ASU 2015-02”), the amendments in this Update reduce the application of the related party guidance for VIEs on the basis of the following three changes:

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
June 30, 2015
(Unaudited)

The new standard is effective for the Company on January 1, 2016. Early application is permitted. The adoption of ASU 2015-02 is not expected to have a material effect on the Company’s consolidated financial statements.
In April 2015, the FASB proposed an accounting standards update for ASU 2014-09 for the deferral of the effective date of ASU 2014-09 Revenue from Contracts with Customers. This proposal defers the effective date of ASU 2014-09 from annual reporting periods beginning after December 15, 2016, back one year, to December 15, 2017 for all public business entities, certain not-for-profit entities, and certain employee benefit plans. Early application of ASU 2014-09 is permitted as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method and has not determined the effect of the standard on its ongoing financial reporting.

In April, 2015, the FASB issued ASU 2015-03 Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”), which is designed to simplify the presentation of debt issuance costs. The amendments in this Update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this Update. The new standard is effective for the Company on January 1, 2016. Early application is permitted. The adoption of ASU 2015-03 is not expected to have a material effect on the Company’s consolidated financial statements.

In May 2015, the FASB issued ASU 2015-07 Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent) (a consensus of the Emerging Issues Task Force) (“ASU 2015-07”), which is for the removal of requirements to categorize all investments for which fair value is measured using net asset value per share and the removal of certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share. Those disclosures are limited to investments for which the entity has elected to measure the fair value using that practical expedient. The reporting entity shall disclose the amount measured using the net asset value per share (or its equivalent) to permit reconciliation of the fair value of investments included in the fair value hierarchy to the line items presented in the statement of financial position. The new standard is effective for the Company on January 1, 2016. Early application is permitted. The adoption of ASU 2015-07 is not expected to have a material effect on the Company’s consolidated financial statements.

In May 2015, the FASB issued ASU 2015-08 Pushdown Accounting (“ASU 2015-08”), which was pursuant to the issuance of Staff Accounting Bulletin No. 115 related to Business Combinations and pushdown accounting. It is noted that within ASU 2015-08, SEC observer comments state that carrying over historical cost to record transfers between companies under common control or between a parent and its subsidiary are focused on transfers of net or long lived assets. Those views would not normally apply to recurring transactions for which valuation is not in question (such as routine transfers of inventory) in the separate financial statements of each entity. The recognition and measurement guidance for pushdown accounting are not affected by the amendments in this Update. The new standard is effective for the Company on January 1, 2016. Early application is permitted. The adoption of ASU 2015-08 is not expected to have a material effect on the Company’s consolidated financial statements.

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

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED/COMBINED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

The aggregate purchase price under the purchase agreement was $1.808 billion, exclusive of closing costs and subject to certain adjustments at closing. After adjustments, the net purchase price was $1.800 billion. Approximately $220.7 million of the purchase price was satisfied with cash on hand, approximately $904.2 million (fair value on the acquisition date) through the assumption of existing mortgage and mezzanine indebtedness (comprising the "Assumed Grace Mortgage Loan" and the "Assumed Grace Mezzanine Loan", collectively, the "Assumed Grace Indebtedness") and approximately $227.0 million through additional mortgage financing (the "Additional Grace Mortgage Loan" and, together with the Assumed Grace Indebtedness, the "Grace Indebtedness"). The Assumed Grace Mortgage Loan had a fair value on the acquisition date of $802.3 million, and carries an interest rate of London Interbank Offered Rate ("LIBOR") plus 3.29%, and the Assumed Grace Mezzanine Loan had a fair value on the acquisition date of $101.9 million and carries an interest rate of LIBOR plus 4.77%, for a combined weighted average interest rate of LIBOR plus 3.46%. The Assumed Grace Indebtedness is secured by 96 of the 116 hotels in the Grace Portfolio and is scheduled to mature on May 1, 2016, subject to three (one-year) extension rights which, if all three are exercised, would result in an outside maturity date of May 1, 2019. The Additional Grace Mortgage Loan is secured by 20 of the 116 hotels in the Grace Portfolio and an additional hotel property in the Barceló Portfolio. The Additional Grace Mortgage Loan is scheduled to mature on March 6, 2017, subject to a one-year extension right, which, if exercised, would result in an outside maturity date of March 6, 2018 and carries an interest rate equal to the greater of (i) a floating rate of interest equal to LIBOR plus 6.00% and (ii) 6.25%.
In addition, the remaining $447.1 million of the contract purchase price was satisfied by the issuance of the preferred equity interests (the "Grace Preferred Equity Interests") in two newly-formed Delaware limited liability companies, ARC Hospitality Portfolio I Holdco, LLC and ARC Hospitality Portfolio II Holdco, LLC, (the "Holdco entities") each of which is an indirect subsidiary of the Company and an indirect owner of the Grace Portfolio. The holders of the Grace Preferred Equity Interests are entitled to monthly distributions at a rate of 7.50% per annum for the first 18 months following closing and 8.00% per annum thereafter. On liquidation of the Holdco entities, the holders of the Grace Preferred Equity Interests are entitled to receive their original value (as reduced by redemptions) prior to any distributions being made to the Company or the Company's shareholders. Beginning in April 2015, the Company became obligated to use 35.0% of any IPO proceeds to redeem the Grace Preferred Equity Interests at par, up to a maximum of $350.0 million in redemptions for any 12-month period. As of June 30, 2015, the Company has redeemed $38.3 million of the Grace Preferred Equity Interests, resulting in $408.8 million of Grace Preferred Equity Interests outstanding.
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
The following table presents the preliminary allocation of the assets acquired and liabilities assumed by the Company as of February 27, 2015 (in thousands):

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED/COMBINED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

Assets acquired and liabilities assumed	February 27, 2015
Land	$274,479
Buildings and improvements	1,391,506
Below-market lease obligation	2,605
Furniture, fixtures and equipment	127,935
Prepaid expenses and other assets	8,133
Accounts payable and accrued expenses	(4,517)
Total operating assets acquired, net	1,800,141
Financing of real estate investments	(1,351,282)
Total assets acquired, net	$448,859
The Company is finalizing the fair value of certain tangible and intangible assets acquired and adjustments may be made to the preliminary purchase price allocation shown above.
The following table below presents pro-forma financial information as if the Grace Acquisition had occurred on January 1, 2014 (in thousands). The unaudited pro-forma financial information is not necessarily indicative of what the actual results of operations would have been, assuming the acquisition had occurred on January 1, 2014, nor does it purport to represent our future results of operations.

Pro-forma	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
Revenues	$133,490	$124,435	$252,228	$233,981
Net income (loss)	$432	$4,142	$(8,241)	$(5,608)
Included in the pro-forma table above are the following expense adjustments to account for differences between the Company's estimates and amounts actually incurred by the seller: a reduction in management fees of $1.2 million and $3.8 million, a reduction in depreciation and amortization of $3.4 million and $10.3 million, and additional interest expense of $5.5 million and $16.4 million, for the six months ended June 30, 2015 and June 30, 2014, respectively. Additionally, in the first quarter ended March 31, 2015, there was an adjustment to reduce acquisition and transaction related costs for $37.3 million. Revenue and net income attributable to the Grace Portfolio included in our condensed consolidated statement of operations since the date of acquisition was $165.7 million and $1.6 million, respectively.
HGI Blacksburg JV: On May 20, 2015, the Company acquired an additional equity interest in the HGI Blacksburg JV, increasing its percentage ownership to 56.5% from 24.0%. As a result of this transaction, the Company concluded that it was the primary beneficiary, with the power to direct activities that most significantly impact economic performance of the HGI Blacksburg JV, and therefore consolidated the entity in its condensed consolidated financial statements subsequent to the acquisition. The purchase price of the additional equity interest was approximately $2.2 million, exclusive of closing costs. The joint venture asset holds one hotel, the Hilton Garden Inn Blacksburg. The impact of the acquisition on the consolidated financial statements was immaterial as of June 30, 2015.
Pending Acquisitions: In June 2015, the Company entered into a series of agreements to acquire an aggregate of 44 hotels from three different independent parties for an aggregate contract purchase price of $743.9 million (the "Pending Acquisitions"). The Company expects to complete the Pending Acquisitions in seven separate closings, which are scheduled to occur during the third quarter of 2015, the fourth quarter of 2015 and the first quarter of 2016. As of June 30, 2015, the Company has made $28.0 million in deposits with respect to the Pending Acquisitions. In July 2015, the Company made additional deposits of approximately $45.1 million with respect to the Pending Acquisitions. The remaining consideration due at the closing is expected to be funded by a combination of proceeds from the Company's ongoing offering and mortgage debt financing. (See Note - 13 Subsequent Events).

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED/COMBINED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

Note 4 - Leases
In connection with its acquisitions the Company has assumed various lease agreements. These lease agreements primarily comprise one operating lease and nine ground leases. The following table summarizes the Company's future minimum rental commitments under these leases (in thousands).

	Minimum Rental Commitments	Amortization of Below Market Lease Intangible to Rent Expense

For the six months ended December 31, 2015	$2,593	$199
Year ended December 31, 2016	5,191	399
Year ended December 31, 2017	5,209	399
Year ended December 31, 2018	5,216	399
Year ended December 31, 2019	5,225	399
Thereafter	92,232	8,631
Total	$115,666	$10,426

The Company has allocated values to certain above and below-market lease intangibles based on the difference between market rents and rental commitments under the leases. During the three months ended June 30, 2015 and June 30, 2014, and the six months ended June 30, 2015 and June 30, 2014, amortization of below-market lease intangibles, net, to rent expense was $0.1 million and $0.1 million, and $0.2 million and $0.1 million respectively. Rent expense for the three months ended June 30, 2015 and June 30, 2014 was $1.4 million and $1.1 million, respectively. Rent expense for the six months ended June 30, 2015 and June 30, 2014 was $2.6 million and $2.2 million, respectively. Included in the prior year period is rent expense recognized by the Predecessor.

Note 5 - Mortgage Notes Payable
The Company’s mortgage notes payable as of June 30, 2015 and December 31, 2014 consist of the following, respectively (in thousands):

	Outstanding Mortgage Note Payable
Encumbered Properties	June 30, 2015	December 31, 2014	Interest Rate	Payment	Maturity
Baltimore Courtyard & Providence Courtyard	$45,500	$45,500	4.30%	Interest Only, Principal paid at Maturity	April 2019
Hilton Garden Inn Blacksburg Joint Venture	$10,500	—	4.31%	Interest Only, Principal paid at Maturity	June 2020
Assumed Grace Mortgage Loan - 96 properties in Grace Portfolio	$801,920	—	LIBOR plus 3.29%	Interest Only, Principal paid at Maturity	May 2016, subject to three, one year extension rights
Assumed Grace Mezzanine Loan - 96 properties in Grace Portfolio	$102,182	—	LIBOR plus 4.77%	Interest Only, Principal paid at Maturity	May 2016, subject to three, one year extension rights
Additional Grace Mortgage Loan - 20 properties in Grace Portfolio and the Stratford Homewood Suites	$227,000	—	The greater of (i) 6.00% plus LIBOR or (ii) 6.25%	Interest Only, Principal paid at Maturity	March 2017, subject to a one year extension right
Total	$1,187,102	$45,500

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED/COMBINED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

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
Interest expense related to the Company's mortgage notes payable for the six months ended June 30, 2015 was $16.6 million. Interest expense related to the Company's mortgage notes payable for the three months ended June 30, 2015 was $11.8 million.

Interest expense related to the mortgage note payable attributable to the Successor for the three months ended June 30, 2014 and for the period from March 21 to June 30, 2014 was $0.5 million and $0.6 million, respectively. Interest expense attributable to the Predecessor, for the period from January 1 to March 20, 2014 was $0.5 million.

Note 6 - Promissory Notes Payable
The Company’s promissory notes payable as of June 30, 2015 and December 31, 2014 were as follows (in thousands):

	Outstanding Promissory Notes Payable
Note Payable and Use of Proceeds	June 30, 2015	December 31, 2014	Interest Rate	Payment	Maturity
Barceló promissory note for Barceló acquisition	$—	$63,074	6.8%	Interest Only	See below
Property improvement plan promissory note	$—	$1,775	4.5%	Interest Only	March 2019

The Barceló Promissory Note, which had a maturity date of within 10 business days after the date the Company raised $70.0 million in common equity from the Offering after the closing of the Grace Acquisition, and payment of all acquisition related expenses which include payments to the Advisor and affiliates, matured and was repaid in full during the second quarter ended June 30, 2015. Also during the second quarter ended June 30, 2015, the Company repaid in full the the Property Improvement Plan Promissory Note of $1.8 million. The Barceló Promissory Note was payable to BCC, and the Property Improvement Plan Promissory Note was payable to Crestline (see Note 11 - Related Party Transactions and Arrangements).

Interest expense related to the Company's promissory notes payable for the three months ended June 30, 2015 and three months ended June 30, 2014 were $0.3 million and $1.1 million, respectively. Interest expense related to the Company's promissory notes payable for the six months ended June 30, 2015 and six months ended June 30, 2014 were $1.4 million and $1.2 million, respectively.

Note 7 - Accounts Payable and Accrued Expenses
The following is a summary of the components of accounts payable and accrued expenses (in thousands):

	June 30, 2015	December 31, 2014
Trade accounts payable and accrued expenses	$47,859	$7,412
Contingent consideration from Barceló Acquisition (see Note 10)	456	2,384
Deferred payment for Barceló Acquisition (see Note 10)	—	3,471
Hotel accrued salaries and related liabilities	5,243	952
Total	$53,558	$14,219
Note 8 - Common Stock

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED/COMBINED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

The Company had 25,016,906 shares and 10,163,206 shares of common stock outstanding and had received total gross proceeds of $621.9 million and $252.9 million as of June 30, 2015 and December 31, 2014, respectively.
On February 3, 2014, the Company's board of directors authorized, and the Company declared, distributions payable to stockholders of record each day during the applicable month equal to $0.00465753425 per day, or $1.70 per annum, per share of common stock. The first distribution was paid in May 2014 to holders of record in April 2014. The distributions are payable by the fifth day following each month end to stockholders of record at the close of business each day during the prior month.
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
Distribution Reinvestment Plan (DRIP)
Pursuant to the DRIP, stockholders may elect to reinvest distributions by purchasing shares of common stock in lieu of receiving cash. No dealer manager fees or selling commissions are paid with respect to shares purchased pursuant to the DRIP. Participants purchasing shares pursuant to the DRIP have the same rights and are treated in the same manner as if such shares were issued pursuant to the primary Offering. The board of directors may designate that certain cash or other distributions be excluded from the DRIP. The Company has the right to amend or suspend any aspect of the DRIP or terminate the DRIP with ten days’ notice to participants. Shares issued under the DRIP are recorded to equity in the accompanying balance sheets in the period distributions are paid. There were 315,215 shares issued under the DRIP as of June 30, 2015 and 63,998 shares issued under the DRIP as of December 31, 2014.
Note 9 - Fair Value Measurements
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

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED/COMBINED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

	June 30, 2015
	Carrying Amount	Fair Value
Mortgage notes payable	$1,187,102	$1,210,154
The fair value of the mortgage notes payable were determined using the discounted cash flow method and applying current market rates and is classified as level 3 under the fair value hierarchy. The carrying amount of the contingent consideration was remeasured to fair value as of June 30, 2015.
Note 10 - Commitments and Contingencies
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
Contingent Consideration
Included as part of the acquisition of the Barceló Portfolio is a contingent consideration payable to BCC based on the operating results of the Baltimore Courtyard, Providence Courtyard and Stratford Homewood Suites. The amount payable is calculated by applying a capitalization rate to the excess earnings before interest, taxes, depreciation and amortization ("EBITDA") earned in the second year after the acquisition over an agreed upon target. In the second quarter ended June 30, 2015, the Company revised its forecast resulting in a decrease in the contingent consideration payable of $1.9 million. The reduction of the contingent consideration payable is reflected in other income in the condensed consolidated statements of operations and comprehensive income (loss) for the three and six month periods ended June 30, 2015. The contingent consideration payable as of June 30, 2015 is $0.5 million.
Deferred Consideration
Included as part of the acquisition of the Barceló Portfolio was deferred consideration payable to BCC of $3.5 million, which was payable within 10 business days after the date the Company raises $70.0 million in common equity from the Offering after the closing of the Grace Acquisition and payment of all acquisition related expenses which include payments to the Advisor and affiliates. In the second quarter ended June 30, 2015, the Company repaid the deferred consideration payable of $3.5 million.
Note 11 - Related Party Transactions and Arrangements
As of June 30, 2015, the Special Limited Partner owned 8,888 shares of the Company’s outstanding common stock. Additionally, as of June 30, 2015, AR Capital, LLC, the parent of the Sponsor owned 22,222 shares of the Company's outstanding common stock.
The Advisor and its affiliates are entitled to a variety of fees, and may incur and pay costs and fees on behalf of the Company for which they are entitled to reimbursement. The Company had a payable due to affiliates related to operating, acquisition, financing and offering costs of $3.2 million and $7.0 million as of June 30, 2015 and December 31, 2014, respectively.
Fees Paid in Connection with the Offering
The Dealer Manager is paid fees and compensation in connection with the sale of the Company's common stock in the Offering. The Dealer Manager is paid a selling commission of up to 7.0% of the per share purchase price of the Company’s

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED/COMBINED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

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
The table below shows the commissions and fees incurred from and payable to the Dealer Manager for the Offering during the three months ended June 30, 2015 and 2014, the six months ended June 30, 2015 and 2014, and the associated payable as of June 30, 2015 and December 31, 2014, which is recorded in due to affiliates on the Company's condensed consolidated balance sheets (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,		Payable as of
	2015	2014	2015	2014	June 30, 2015	December 31, 2014
Total commissions and fees incurred from the Dealer Manager	$19,095	$1,727	$34,625	$1,837	$245	$153
The Advisor and its affiliates are paid compensation and/or receive reimbursement for services relating to the Offering, including transfer agency services provided by American National Stock Transfer, LLC ("ANST"), an affiliate of the Dealer Manager. The Company is responsible for the Offering and related costs (excluding selling commissions and dealer manager fees) up to a maximum of 2.0% of gross proceeds received from the Offering, measured at the end of the Offering. Offering costs in excess of the 2.0% cap as of the end of the Offering are the Advisor’s responsibility. As of June 30, 2015, Offering and related costs (excluding selling commissions and dealer manager fees) exceeded 2.0% of gross proceeds received from the Offering by $4.8 million. As of December 31, 2014, Offering and related costs (excluding selling commissions and dealer manager fees) exceeded 2.0% of gross proceeds received from the Offering by $2.4 million.
All Offering costs incurred by the Company or its affiliated entities on behalf of the Company have been charged to additional paid-in-capital on the accompanying condensed consolidated balance sheets. The table below shows compensation and reimbursements incurred and payable to the Advisor and its affiliates for services relating to the Offering during the three months ended June 30, 2015, and the three months ended June 30, 2014, the six months ended June 30, 2015 and the six months ended June 30, 2014, and the associated amounts payable as of June 30, 2015 and December 31, 2014, which is recorded in due to affiliates on the Company’s consolidated balance sheets (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,		Payable as of
	2015	2014	2015	2014	June 30, 2015	December 31, 2014
Total compensation and reimbursement for services provided by the Advisor and its affiliates related to the Offering	$4,525	$541	$9,934	$1,111	$552	$1,885
Fees Paid in Connection With the Operations of the Company
Fees Paid to the Advisor
The Advisor receives an acquisition fee of 1.5% of (A) the contract purchase price of each acquired property and (B) the amount advanced for a loan or other investment. The Advisor may also be reimbursed for expenses incurred in the process of acquiring properties, in addition to third-party costs the Company may pay directly to, or reimburse the Advisor for. Additionally, the Company may reimburse the Advisor for legal expenses it or its affiliates directly incur in the process of acquiring properties in an amount not to exceed 0.1% of the contract purchase price of the Company’s assets acquired. Once the proceeds from the Offering have been fully invested, the aggregate amount of acquisition fees and financing coordination fees (as described below) may not exceed 1.9% of the contract purchase price, for any new investments, including reinvested

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED/COMBINED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

proceeds, and the amount advanced for a loan or other investment, for all the assets acquired. In no event will the total of all acquisition fees, acquisition expenses and any financing coordination fees (as described below) payable in connection with the Company's total portfolio of investments and reinvestments exceed 4.5% with respect to the Company's total portfolio of investments of (A) the contract purchase price or (B) the amount advanced for a loan or other investment. Fees paid to the Advisor related to acquisitions are reported as a component of net income (loss) in the period incurred,in the aggregate for all Company investments.
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
The table below depicts the acquisition and financing coordination fees charged by the Advisor in connection with the operations of the Company for the three months ended June 30, 2015 and three months ended June 30, 2014, the six months ended June 30, 2015 and 2014, and the associated payable as of June 30, 2015 and December 31, 2014, which is recorded in due to affiliates on the Company's condensed consolidated balance sheets (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,		Payable as of
	2015	2014	2015	2014	June 30, 2015	December 31, 2014
Acquisition fees	$81	$—	$29,011	$1,600	$—	$—
Financing coordination fees	$44	$—	$11,879	$800	$—	$—
	$125	$—	$40,890	$2,400	$—	$—

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
The restricted Class B Units do not become unrestricted Class B Units until certain performance conditions are satisfied, including until the adjusted market value of the OP’s assets plus applicable distributions equals or exceeds the aggregate capital contributed by investors plus an amount equal to a 6.0% cumulative, pre-tax, non-compounded annual return to investors, and the occurrence of a sale of all or substantially all of the OP’s assets, a listing of the Company’s common stock, or a termination of the advisory agreement without cause. Asset management services were performed by the Advisor for the six months ended June 30, 2015, and 198,897 Class B Units have been issued as of June 30, 2015.
Fees Paid to the Property Manager

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED/COMBINED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

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

The Company also will pay to Crestline an annual incentive fee equal to 15% of the amount by which the operating profit from the properties managed by Crestline for such fiscal year (or partial fiscal year) exceeds 8.5% of the total investment of such properties. The Company may, in the future, pay similar fees to third-party sub-property managers. No incentive fee was payable by the Company during either of the three months ended or six months ended June 30, 2015 or 2014.

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
The table below shows the management fees and reimbursable expenses incurred by the Company from Crestline or the Property Manager (and not payable to a third party sub-property manager) during the three and six months ended June 30, 2015 and 2014, respectively, and the associated payable as of June 30, 2015 and December 31, 2014 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,		Payable as of
	2015	2014	2015	2014	June 30, 2015	December 31, 2014
Total management fees and reimbursable expenses incurred from Crestline	$2,221	$574	$3,934	$1,392	$599	$228
Total management fees incurred from Property Manager	$2,112	$86	$2,949	$96	$1,728	$20
Total	$4,333	$660	$6,883	$1,488	$2,327	$248

The Company paid Crestline interest on the Property Improvement Plan Promissory Note. In the second quarter ended June 30, 2015, the Company repaid in full the Property Improvement Plan Promissory Note of $1.8 million (see Note 6 - Promissory Notes Payable). The table below shows the interest expense incurred by the Company during the three and six months ended June 30, 2015 and 2014, respectively, and the associated payable as of June 30, 2015 and December 31, 2014 which is recorded in due to affiliates on the condensed consolidated balances sheets (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,		Payable as of
	2015	2014	2015	2014	June 30, 2015	December 31, 2014
Interest related to the property improvement plan promissory note	$1	$20	$21	$23	$—	$20

Fees Paid to Other Affiliates of the Advisor
The Company entered into an agreement with RCS Capital, the investment banking and capital markets division of the Dealer Manager ("RCS Capital") to provide strategic advisory services and investment banking services required in the ordinary course of the Company's business, such as performing financial analysis, evaluating publicly traded comparable companies and assisting in developing a portfolio composition strategy, a capitalization structure to optimize future liquidity

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED/COMBINED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

options and structuring operations. The Company has recorded the payment of the costs associated with this agreement of $0.9 million in prepaid expenses and other assets on the Company's condensed consolidated balance sheets and amortizes the costs associated with this agreement over the estimated remaining life of the Offering.
RCS Advisory Services, LLC ("RCS Advisory") is paid compensation for services provided to the Company on behalf of the Advisor based on time and expenses incurred. Additionally, the Company entered into a $0.8 million agreement with RCS Advisory to provide transaction management services in connection with the Grace Acquisition, the full amount of which was accrued for at December 31, 2014, and was paid in full as of June 30, 2015.
The Company entered into an agreement with RCS Capital to provide strategic financial advice and assistance in connection with the Grace Acquisition, such as performing financial advisory and analysis services, due diligence and negotiation of the financial aspects of the acquisition. The Company was charged 0.25% of the total transaction value for these services and accrued $4.5 million as of December 31, 2014, and was paid in full as of June 30, 2015.
The table below depicts related party fees and reimbursements charged by the Dealer Manager and RCS Advisory in connection with the operations of the Company for the six months ended June 30, 2015 and 2014, respectively, and the associated payable as of June 30, 2015 and December 31, 2014 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,		Payable as of
	2015	2014	2015	2014	June 30, 2015	December 31, 2014
Transaction fees and expenses	$—	$—	$—	$—	$—	$4,645
Advisory and investment banking fee	$115	$115	$230	$230	$—	$—
Total related party fees and reimbursements	$115	$115	$230	$230	$—	$4,645
In order to increase operating cash flows and the ability to pay distributions from operating cash flows, the Advisor may elect to waive certain fees. Because the Advisor may waive certain fees, cash flow from operations that would have been paid to the Advisor may be available to pay distributions to stockholders. The fees that may be forgiven are not deferrals and accordingly, will not be paid to the Advisor. In certain instances, to improve the Company’s working capital, the Advisor may elect to absorb a portion of the Company’s general and administrative costs. No expenses were absorbed by the Advisor during the six months ended June 30, 2015 and 2014, respectively.
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
The Advisor at its election may also contribute capital to enhance the Company’s cash position for working capital and distribution purposes. Any contributed capital amounts are not reimbursable to the Advisor. Further, any capital contributions are made without any corresponding issuance of common or preferred shares. There were no contributions to capital from the Advisor for the six months ended June 30, 2015 and 2014, respectively.
Fees Paid in Connection with the Liquidation or Listing
The Company is required to pay the Advisor an annual subordinated performance fee calculated on the basis of the Company’s total return to stockholders, payable monthly in arrears, such that for any year in which the Company’s total return on stockholders’ capital exceeds 6.0% per annum, the Advisor will be entitled to 15.0% of the excess total return but not to exceed 10.0% of the aggregate total return for such year. This fee will be payable only upon the sale of assets, other disposition or refinancing of such assets, which results in the return on stockholders’ capital exceeding 6.0% per annum. No subordinated performance fees were incurred during the six months ended June 30, 2015 and 2014, respectively.

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED/COMBINED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

The Company may pay a brokerage commission to the Advisor on the sale of property, not to exceed the lesser of 2.0% of the contract sale price of the property and 50.0% of the total brokerage commission paid if a third-party broker is also involved; provided, however, that in no event may the real estate commissions paid to the Advisor, its affiliates and unaffiliated third parties exceed the lesser of 6.0% of the contract sales price and a reasonable, customary and competitive real estate commission, in each case, payable to the Advisor if the Advisor or its affiliates, as determined by a majority of the independent directors, provided a substantial amount of services in connection with the sale. No such fees were incurred during the six months ended June 30, 2015 and 2014, respectively.
The Company will pay the Special Limited Partner a subordinated participation in the net sales proceeds of the sale of real estate assets of 15.0% of the remaining net sale proceeds after return of capital contributions to investors plus payment to investors of a 6.0% cumulative, pre-tax, non-compounded annual return on the capital contributed by investors. The Special Limited Partner will not be entitled to the subordinated participation in net sale proceeds unless the Company’s investors have received a 6.0% cumulative non-compounded return on their capital contributions plus the return of their capital. No such participation became due and payable during the six months ended June 30, 2015 and 2014, respectively.
If the common stock of the Company is listed on a national exchange, the Company will pay the Special Limited Partner a subordinated incentive listing distribution of 15.0% of the amount by which the Company’s market value plus distributions exceeds the aggregate capital contributed by investors plus an amount equal to a 6.0% cumulative, pre-tax, non-compounded annual return on their capital contributions. The Special Limited Partner will not be entitled to the subordinated incentive listing distribution unless investors have received a 6.0% cumulative, pre-tax non-compounded annual return on their capital contributions. No such distributions were incurred during the six months ended June 30, 2015 and 2014, respectively. Neither the Special Limited Partner nor any of its affiliates can earn both the subordinated participation in the net sale proceeds and the subordinated incentive listing distribution.
Upon termination or non-renewal of the advisory agreement with the Advisor, with or without cause, the Special Limited Partner, through its controlling interest in the Advisor, will be entitled to receive distributions from the OP equal to 15.0% of the amount by which the sum of the Company’s market value plus distributions exceeds the sum of the aggregate capital contributed by investors plus an amount equal to a 6.0% cumulative, pre-tax, non-compounded annual return to investors. The Special Limited Partner may elect to defer its right to receive a subordinated distribution upon termination until either a listing on a national securities exchange or other liquidity event occurs. No such distributions were incurred during the six months ended June 30, 2015 and 2014, respectively.
Note 12 - Economic Dependency
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
Note 13 - Subsequent Events
The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q, and determined that there have not been any events that have occurred that would require adjustments to disclosures in the accompanying condensed consolidated financial statements except for the following transactions:
Sales of Common Stock
Subsequent to the quarter ended June 30, 2015, and through August 1, 2015, the Company raised additional gross proceeds, including proceeds from shares issued under the DRIP, of $52.4 million, and issued common stock, including unvested restricted shares and shares issued under the DRIP, of 2.0 million.
Pending Acquisitions
In June 2015, the Company entered into a series of agreements to acquire an aggregate of 44 hotels from three different independent parties for an aggregate contract purchase price of $743.9 million (the "Pending Acquisitions"). The Company

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED/COMBINED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

expects to complete the Pending Acquisitions in seven separate closings, which are scheduled to occur during the third quarter of 2015, the fourth quarter of 2015 and the first quarter of 2016. As of June 30, 2015, the Company has made approximately $28.0 million in deposits with respect to the Pending Acquisitions. In July 2015, the Company made additional deposits of approximately $45.1 million with respect to the Pending Acquisitions. The remaining consideration due at the closing is expected to be funded by a combination of proceeds from the Company's ongoing offering and mortgage debt financing. Although the Company has entered into agreements relating to these acquisitions, there is no guarantee that the Company will be able to consummate the acquisition of any or all of the hotels in these portfolios.
Summit Portfolio:
On June 2, 2015, the Company through a wholly owned subsidiary of its operating partnership, entered into two separate agreements to purchase the Summit Portfolio through fee simple interests in an aggregate portfolio of 26 hotels containing an aggregate of 2,793 guest rooms, from affiliates of Summit Hotel OP, LP, the operating partnership of Summit Hotel Properties, Inc.
The 26 hotels are expected to be purchased in three separate closings which are scheduled to occur in the third quarter of 2015 (10 hotels), the fourth quarter of 2015 (10 hotels) and the first quarter of 2016 (6 hotels). The Company has certain rights to postpone each of the Summit Closings.
The aggregate cash purchase price for the Summit Portfolio is approximately $351.4 million, subject to closing prorations and other adjustments. The acquisition of the hotels that are the subject of any particular closing are not conditioned on the acquisition of the other hotels at that closing, or any other closing. In addition, the Company has the right to terminate the applicable agreement with respect to a particular hotel under certain circumstances, including if there are title issues or material casualties or condemnations involving a particular hotel. As of June 30, 2015, the Company had made deposits of $10.0 million with respect to the Summit Portfolio, and in July 2015 the Company made additional deposits of $25.1 million. The Company retains the right to terminate the Summit agreements and obtain a refund of all previously paid deposits if the aggregate estimated cost for the property improvement plans required by the franchisors exceeds an amount agreed to by the Company and the Summit sellers pursuant to the Summit agreements, and the Summit sellers do not elect to pay such excess.
Wheelock Portfolio:
On June 2, 2015, the Company through a wholly owned subsidiary of its operating partnership, entered into an agreement to purchase the Wheelock Portfolio through fee simple interests in a portfolio of 5 hotels containing 565 guestrooms, from affiliates of Wheelock Real Estate Fund, L.P.
The 5 hotels are expected to be purchased in the fourth quarter of 2015. The Company has certain rights to postpone the closing of the Wheelock acquisition.
The aggregate cash purchase price for the Wheelock Portfolio is approximately $92.5 million, subject to closing prorations and other adjustments. As of June 30, 2015, the Company had made a deposit of $3.0 million with respect to the Wheelock Portfolio, and in July 2015 the Company made an additional deposit of $5.0 million.
Noble Portfolio:
On June 15, 2015, the Company through a wholly owned subsidiary of its operating partnership, entered into 13 separate but substantially identical agreements to purchase the Noble Portfolio through fee simple interests in an aggregate portfolio of 13 hotels containing an aggregate of 1,913 guest rooms from affiliates of Noble Investment Group, LLC.
The 13 hotels are expected to be purchased in three separate closings, two of which are scheduled to occur in the fourth quarter of 2015 (10 hotels), and the third of which is scheduled to occur in the first quarter of 2016 (3 hotels). The Company has certain rights to postpone the second and third Noble Closings.
The aggregate cash purchase price for the Noble Portfolio is $300.0 million, subject to closing prorations and other adjustments. As of June 30, 2015, the Company had made a deposit of $15.0 million with respect to the Noble Portfolio, and in July 2015 the Company made an additional deposit of $15.0 million.
Deutsche Bank Financing Commitment
In July 2015, the Company entered into a commitment letter with Deutsche Bank AG New York Branch and Deutsche Bank Securities Inc. with respect to financing of the Pending Acquisitions (the "Pending Acquisitions Mortgage Debt"). Pursuant to the commitment letter, Deutsche Bank AG New York Branch provided its financing commitment for up to $450.0 million in term loans with a maturity of 3 years, with two one year extension options, secured by first mortgages over the fee interests in all 44 hotels in the Pending Acquisitions. This commitment is subject to conditions, including satisfactory

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED/COMBINED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

completion of due diligence and the execution of definitive loan documentation, and there can be no assurance that the Company will be able to borrow the amount that it will require, that it will be able to enter into the Pending Acquisitions Mortgage Debt and that all, or any, of the advances thereunder will be funded.
The Pending Acquisitions Mortgage Debt is expected to bear interest at a rate equal to 30-day LIBOR plus a spread of between 2.75% and 3.25%, depending on the aggregate debt yield and aggregate loan-to-value of the properties securing the term loans measured periodically. The Pending Acquisitions Mortgage Debt will be funded on a delayed draw basis in up to ten advances, which may be used to fund closing consideration required to complete the seven separate closings expected to occur pursuant to the terms of the Pending Acquisitions, or for general working capital purposes. Each advance is subject to customary funding conditions and there can be no assurance that all, or any, of the advances will be funded.
The Pending Acquisitions Mortgage Debt is expected to include the following financial covenants: minimum debt service coverage ratio, minimum consolidated net worth and minimum consolidated liquidity. See Risk Factors — Lenders may require us to enter into restrictive covenants relating to our operations, including financial covenants, which could limit our ability to pay distributions to our stockholders.
The Company expects to fund up to 65% of the purchase price of the Pending Acquisitions with proceeds from the Pending Acquisitions Mortgage Debt.
Sponsor Transactions

On August 6, 2015, AR Capital, LLC (“ARC”), the parent of the Company’s Sponsor, entered into a Transaction Agreement (the “Transaction Agreement”) with AMH Holdings (Cayman), L.P., a Cayman Islands exempted limited partnership (“AMH”), and an affiliate of Apollo Global Management, LLC (NYSE: APO) (together with its consolidated subsidiaries, “Apollo”), and a newly formed entity, AR Global Investments, LLC, a Delaware limited liability company (“AR Global”). The Transaction Agreement provides that ARC will transfer to AR Global substantially all of the assets of its ongoing asset management business (including equity interests in its subsidiaries). AMH will contribute money and other assets to AR Global.  Following the consummation of the transaction contemplated by the Transaction Agreement, AMH will hold a 60% interest in AR Global and ARC will hold a 40% interest in AR Global. The business and affairs of AR Global will be overseen by a board of managers comprised of ten members, six of which will be appointed by AMH and four of which will be appointed by ARC.  The Company’s Advisor is currently owned indirectly by ARC and following the transaction will be owned indirectly by AR Global. The Company's Property Manager will continue to be owned by ARC following the transaction.

Also on August 6, 2015, RCS Capital Corporation (“RCS Capital”), the parent of the Company’s Dealer Manager and a company under common control with ARC, announced that it has entered into an agreement with an affiliate of Apollo to sell RCS Capital’s Wholesale Distribution division, including the Company’s Dealer Manager, and certain related entities (collectively, the "Transactions"). Upon completion of the transaction, the Company’s Dealer Manager will continue to operate as a stand-alone entity within AR Global. The current management team of the Company’s Dealer Manager, which is led by William E. Dwyer III, will continue to operate the day-to-day functions of the business.

The Transactions are subject to customary closing conditions and are expected to close in 2015. Upon consummation of the Transactions, the Company’s Advisor, Dealer Manager, Property Manager and Sponsor are expected to continue to serve in their respective capacities to the Company.  The Company’s independent directors unanimously endorsed the Transactions.

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

•
We intend to use substantial available proceeds from our initial public offering of common stock (our “IPO” or our “Offering”) to reduce our borrowings, including borrowings made in connection with the acquisition of a portfolio of 116 hotel assets (the "Grace Portfolio"), and to pay closing consideration in connection with the Pending Acquisitions, which may limit our ability to pay distributions from Offering proceeds or acquire additional properties. The continued use of substantial Offering proceeds to repay debt will reduce the available cash flow to fund working capital, acquisitions, capital expenditures and other general corporate purposes, which could have a material adverse impact on our business and reduce cash available for distributions to holders of our common stock.

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

•
In June 2015, we entered into a series of agreements to acquire an aggregate of 44 hotels from three different independent parties for an aggregate contract purchase price of $743.9 million (the "Pending Acquisitions"). We may not, in whole or in part, complete the Pending Acquisitions on the currently contemplated terms or at all.

•	We may be unable to raise sufficient proceeds from the Offering and obtain the financing needed to complete acquisitions, including the Pending Acquisitions.

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

•	We are obligated to pay fees to our Advisor and its affiliates, which may be substantial.

•	We may be unable to pay cash distributions or maintain or increase distributions over time.

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

•
With the Grace Acquisition now completed, we intend to pay distributions from cash flows from operations. Our ability to do so depends on our ability to realize the expected benefits of the acquisition of the Grace Portfolio, and our Pending Acquisitions, from which a substantial amount of our future cash flows from operations are expected to be generated. Failure to realize the expected benefits of the acquisition of the Grace Portfolio and our Pending Acquisitions, within the anticipated timeframe or at all, or the incurrence of unexpected costs, could have a material adverse effect on our financial condition and results of operations and our ability to pay distributions from cash flow from operations.

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

Overview
American Realty Capital Hospitality Trust, Inc. was incorporated on July 25, 2013 as a Maryland corporation and intends to qualify as a real estate investment trust for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2014. We were formed primarily to acquire lodging properties in the midscale limited service, extended stay, select service, upscale select service, and upper upscale full service segments within the hospitality sector. We have no limitation as to the brand of franchises or licenses with which our hotels will be associated. All such properties may be acquired by us alone or jointly with another party. We may also originate or acquire first mortgage loans secured by real estate and invest in other real estate-related debt. In March 2014, we completed our first acquisition comprising investments in six hotels (the "Barceló Portfolio"), and in February 2015, we completed our second acquisition of the Grace Portfolio. As of June 30, 2015, we had acquired or had an interest in 122 properties.
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
Until the filing of our second quarterly financial filing with the SEC, pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act"), following the earlier to occur of (i) our acquisition of at least $2.0 billion in total investment portfolio assets or (ii) January 7, 2016 (the "NAV pricing date"), the per share purchase price in the IPO will be up to $25.00 per share (including the maximum allowed to be charged for commissions and fees) and shares issued under the DRIP will initially be equal to $23.75 per share, which is 95% of the initial per share offering price in the IPO. Thereafter, the per share purchase price will vary quarterly and will be equal to our net asset value ("NAV") per share plus applicable commissions and fees in the case of the primary offering and the per share purchase price in the DRIP will be equal to the NAV per share. On February 3, 2014, we received and accepted subscriptions in excess of the minimum offering amount of $2.0 million in Offering proceeds, broke escrow and issued shares of common stock to the initial investors who were admitted as stockholders. As of June 30, 2015, we had 25.0 million shares of stock outstanding and had received total gross proceeds from the IPO of approximately $621.9 million, including shares issued under the DRIP.
Substantially all of our business is conducted through American Realty Capital Hospitality Operating Partnership, L.P. (the "OP"), a Delaware limited partnership. We are the sole general partner and hold substantially all of the units of limited partner interests in the OP ("OP Units"). Additionally, the Advisor contributed $2,020 to the OP in exchange for 90 OP Units, which represents a nominal percentage of the aggregate OP ownership. The holders of OP Units have the right to convert OP Units for the cash value of a corresponding number of shares of common stock or, at the option of the OP, a corresponding number of shares of common stock in accordance with the limited partnership agreement of the OP. The remaining rights of the limited partner interests are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP's assets.
We have no direct employees. We have retained the Advisor to manage certain aspects of our affairs on a day-to-day basis. American Realty Capital Hospitality Properties, LLC, or one of its subsidiaries (collectively, the "Property Manager"), serves as our property manager and the Property Manager has retained Crestline Hotels & Resorts, LLC ("Crestline"), an entity under common control with the parent of American Realty Capital IX, LLC (the "Sponsor") to provide services, including locating investments, negotiating financing and operating certain hotel assets in our portfolio. Realty Capital Securities, LLC (the "Dealer Manager"), an entity under common control with the parent of our Sponsor, serves as the dealer manager of the Offering. The Advisor, American Realty Capital Hospitality Special Limited Partner, LLC (the "Special Limited Partner"), Property Manager, Crestline and Dealer Manager are related parties and receive fees, distributions and other compensation for services related to the Offering and the investment and management our assets.
We, directly or indirectly through our taxable REIT subsidiaries, enter into agreements with our Property Manager, which, in turn, engages Crestline or a third-party sub-property manager to manage our hotel properties. Crestline is a leading hospitality management company in the United States with 75 hotels and 12,255 rooms under management in 21 states and the District of Columbia. As of June 30, 2015, 40 of our hotels are managed by Crestline, and 82 of our hotels are managed by third-party sub-property managers.
The results of operations for the period ended June 30, 2015 are not necessarily indicative of results for the entire year or any subsequent interim period. Certain prior period amounts have been reclassified to conform to current period presentation.

Significant Accounting Estimates and Critical Accounting Policies
Real Estate Investments
We allocate the purchase price of properties acquired in real estate investments to tangible and identifiable intangible assets acquired based on their respective fair values at the date of acquisition. Tangible assets include land, land improvements, buildings and fixtures. We utilize various estimates, processes and information to determine the fair value. Estimates of value are made using customary methods, including data from appraisals, comparable sales, discounted cash flow analysis and other methods. Amounts allocated to land, land improvements, buildings and fixtures are based on purchase price allocation studies performed by independent third parties or on our analysis of comparable properties in our portfolio. Identifiable intangible assets and liabilities, as applicable, are typically related to contracts, including operating lease agreements, ground lease agreements and hotel management agreements, which will be recorded at fair value. We also consider information obtained about each property as a result of our pre-acquisition due diligence in estimating the fair value of the tangible and intangible assets acquired and intangible liabilities assumed.
Investments in real estate that are not considered to be business combinations under GAAP are recorded at cost. Improvements and replacements are capitalized when they extend the useful life of the asset. Costs of repairs and maintenance are expensed as incurred. Depreciation of our assets is computed using the straight-line method over the estimated useful lives of up to 40 years for buildings, 15 years for land improvements, five years for fixtures and the shorter of the useful life or the remaining lease term for leasehold interests.
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
Below-Market Lease
The below-market lease intangibles are based on the difference between the market rent and the contractual rent as of the date we assumed the obligations and are discounted to a present value using an interest rate reflecting our current assessment of the risk associated with the leases assumed. Acquired lease intangible assets are amortized over the remaining lease term. The amortization of below-market leases is recorded as an increase to rent expense on the condensed consolidated statements of operations.
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
Variable Interest Entities
Accounting Standards Codification ("ASC") 810, Consolidation contains the guidance surrounding the definition of variable interest entities ("VIE"), the definition of variable interests and the consolidation rules surrounding VIEs. In general, VIEs are entities in which equity investors lack the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. We have variable interests in VIEs through its investments in entities which own the Westin Virginia Beach Town Center (the "Westin Virginia Beach") and the Hilton Garden Inn Blacksburg.
Once it is determined that we hold a variable interest in an entity, GAAP requires that we perform a qualitative analysis to determine (i) which entity has the power to direct the matters that most significantly impact the VIE’s financial performance; and (ii) if we have the obligation to absorb the losses of the VIE that could potentially be significant to the VIE or the right to receive the benefits of the VIE that could potentially be significant to the VIE. The entity that has both of these characteristics is deemed to be the primary beneficiary and is required to consolidate the VIE.

We hold an interest in BSE/AH Blacksburg Hotel, LLC (the "HGI Blacksburg JV"), an entity that owns the assets of the Hilton Garden Inn Blacksburg, and an interest in TCA Block 7 Hotel, LLC (the "Westin Virginia Beach JV"), an entity that owns the assets of the Westin Virginia Beach.
In the quarter ended June 30, 2015, upon the acquisition of an additional equity interest in the HGI Blacksburg JV, we concluded that we were the primary beneficiary, with the power to direct activities that most significantly impact its economic performance, and therefore consolidated the entity in our condensed consolidated financial statements subsequent to the acquisition. (See Note 3 - Business Combinations).
We concluded that we are not the primary beneficiary with the power to direct activities that most significantly impact economic performance of the Westin Virginia Beach JV, and has therefore not consolidated the entity. We have accounted for the entity under the equity method of accounting and included it in investments in unconsolidated entities in the accompanying condensed consolidated balance sheets.
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
Our financial instruments that are recorded at fair value on a recurring basis are categorized based on the priority of the inputs used to measure fair value. The inputs used in measuring fair value are categorized into three levels, as follows:

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
Results of Operations

On February 27, 2015, we completed the acquisition of a portfolio of 116 hotel assets, the Grace Portfolio, which increased our hotel portfolio to a total 122 hotel assets. We completed our first acquisition of interests in six hotels, the Barceló Portfolio, on March 21, 2014. See Note 3 - Business Combinations to our accompanying condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, for additional discussion of these transactions.
The following discussion compares our operating results for the three months ended June 30, 2015 and six months ended June 30, 2015 to the comparable periods in 2014. Results for the six months ended June 30, 2014 include results from the Predecessor from January 1, 2014 to March 20, 2014.

Comparison of the Three Months Ended June 30, 2015 to the Three Months Ended June 30, 2014
Room revenues were $126.0 million for the three months ended June 30, 2015, compared to room revenues of $8.5 million for the three months ended June 30, 2014. The increase in room revenues was primarily due to the acquisition of the Grace Portfolio in February 2015. We generally expect that room revenues will make up a significant majority of our total revenues, therefore our revenue results will be highly dependent on maintaining and improving Occ and ADR, which drive RevPAR.
The following table depicts operating information of the Barceló Portfolio and the Grace Portfolio for the periods in which we owned each.

	Three Months Ended
Total Portfolio	June 30, 2015	June 30, 2014
Number of rooms	14,924	1,181
Occ	79.5%	78.1%
ADR	$119.72	$142.55
RevPAR	$95.14	$111.38

The following table depicts pro-forma operating information of the Barceló Portfolio and the Grace Portfolio as if we had owned each portfolio for the full periods presented.

	Three Months Ended
Pro forma	June 30, 2015	June 30, 2014
Number of rooms	14,924	14,922
Occ	79.5%	78.9%
ADR	$119.72	$113.56
RevPAR	$95.14	$89.57
RevPAR growth rate	6.2%

The pro-forma RevPAR growth rate for the three months ended June 30, 2015, compared to the three months ended June 30, 2014 was 6.2%, driven by growth in occupancy and ADR. Other non-room operating revenues for the portfolio include food and beverage, and other ancillary revenues such as conference center, market, parking, telephone and cancellation fees. Other non-room operating revenues, including the results of the Barceló and Grace Portfolios as if we had owned each portfolio for the full quarters ended June 30, 2015, and 2014, increased approximately 10.9%, over the prior year period.
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

Total hotel operating expenses, including the results of the Barceló and Grace Portfolios as if we had owned each portfolio for the full quarters ended June 30, 2015, and 2014, increased approximately 9.8%, over the prior year period.

Depreciation and amortization increased approximately $18.7 million for the second quarter of 2015, compared to the prior year, due primarily to the acquisition of the Grace Portfolio.

Interest expense increased approximately $21.5 million for the second quarter of 2015, compared to the prior year, due primarily to additional mortgage debt and the issuance of mandatorily redeemable preferred securities related to the acquisition of the Grace Portfolio.

Other income increased approximately $2.2 million for the second quarter of 2015, compared to the prior year, due to the gain recorded related to the change in the fair value associated with the contingent consideration payable due in connection with the acquisition of the Barceló Portfolio. The decrease in fair value was driven by the recent civil unrest in Baltimore, which impacted the results of the Baltimore Courtyard.

Comparison of the Six Months Ended June 30, 2015 to the Six Months Ended June 30, 2014
Room revenues were $176.5 million for the six months ended June 30, 2015, compared to room revenues of $15.5 million for the six months ended June 30, 2014, included results from the Predecessor period. The increase in room revenues was primarily due to the acquisition of the Grace Portfolio in February 2015.
The following table depicts operating information of the Barceló Portfolio (including Predecessor results), and the Grace Portfolio for the periods in which we owned each.

	Six Months Ended
Total Portfolio	June 30, 2015	June 30, 2014
Number of rooms	14,924	1,181
Occ	78.8%	74.3%
ADR	$120.62	$137.17
RevPAR	$95.02	$101.86
The following table depicts pro-forma operating information of the Barceló Portfolio and the Grace Portfolio as if we had owned each portfolio for the full periods presented.

	Six Months Ended
Pro-forma	June 30, 2015	June 30, 2014
Number of rooms	14,924	14,922
Occ	75.9%	74.8%
ADR	$118.81	$112.48
RevPAR	$90.16	$84.18
RevPAR growth rate	7.1%

The pro-forma RevPAR growth rate for the six months ended June 30, 2015, compared to the six months ended June 30, 2014, was 7.1%, driven by growth in occupancy and ADR. Other non-room operating revenues for the portfolio include food and beverage, and other ancillary revenues such as conference center, market, parking, telephone and cancellation fees. Other non-room operating revenues, including the results of the Barceló and Grace Portfolios as if we had owned each portfolio for the full years ended June 30, 2015, and 2014, increased approximately 31.9%, over the prior year period.
Total hotel operating expenses, including the results of the Barceló and Grace Portfolios as if we had owned each portfolio for the full years ended June 30, 2015, and 2014, increased approximately 14.3%, over the prior year period.

Depreciation and amortization increased approximately $24.6 million year-to-date 2015, compared to the prior year, due primarily to the acquisition of the Grace Portfolio.

Interest expense increased approximately $30.9 million year-to-date 2015, compared to the prior year, due primarily to additional mortgage debt and the issuance of mandatorily redeemable preferred securities related to the acquisition of the Grace Portfolio.

Other income increased approximately $2.2 million year-to-date 2015, compared to the prior year, due to the gain recorded related to the change in the fair value associated with the contingent consideration payable due in connection with the acquisition of the Barceló Portfolio. The decrease in fair value was driven by the recent civil unrest in Baltimore, which impacted the results of the Baltimore Courtyard.
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
We define MFFO, a non-GAAP measure, consistent with the IPA’s Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations (the "Practice Guideline"), issued by the IPA in November 2010. The Practice Guideline defines MFFO as FFO further adjusted for the following items, as applicable, included in the determination of GAAP net income: acquisition fees and expenses; amounts relating to amortization of above and below market leases and liabilities (which are adjusted in order to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the lease payments); accretion of discounts and amortization of premiums on debt investments; mark-to-market adjustments included in net income; gains or losses included in net income from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, and after adjustments for consolidated and unconsolidated partnerships and joint ventures, with such adjustments calculated to reflect MFFO on the same basis. The accretion of discounts and amortization of premiums on debt investments, gains and losses on hedges, foreign exchange, derivatives or securities holdings, unrealized gains and losses resulting from consolidations, as well as other listed cash flow adjustments are adjustments made to net income in calculating the cash flows provided by operating activities and, in some cases, reflect gains or losses which are unrealized and may not ultimately be realized.
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
The table below reflects the items deducted or added to net loss in our calculation of FFO and MFFO for the three months and six months ended June 30, 2015 and for the three months and six months ended June 30, 2014, excluding the results of the Predecessor (in thousands):

	For the Three Months Ended June 30, 2015	For the Three Months Ended June 30, 2014	For the Six Months Ended June 30, 2015	For the Period From March 21 to June 30, 2014
Net income (loss) attributable to American Realty Capital Hospitality Trust, Inc.	$438	$(82)	$(39,538)	$(5,364)
Depreciation and amortization	19,550	890	26,621	1,012
Company's share of depreciation and amortization of variable interest entities	64	112	175	125
FFO attributable to common stockholders	20,052	920	(12,742)	(4,227)
Acquisition fees and expenses	1,148	187	38,431	4,645
Change in fair value of contingent consideration	(1,927)	—	(1,927)	—
Change in fair value of equity interest	(219)	—	(219)	—
Amortization of below-market lease intangible asset, net	100	114	205	124
MFFO attributable to common stockholders	$19,154	$1,221	$23,748	$542

Cash Flows
Net cash used in operating activities was $15.9 million for the six months ended June 30, 3015. Cash used in operating activities was negatively impacted primarily by acquisition and transaction related costs incurred in the acquisition of the Grace Portfolio, increases in restricted cash and prepaids and other assets, partially offset by increases in accounts payable and accrued expenses. Net cash used in investing activities was $447.1 million for the six months ended June 30, 2015. Cash used in investing activities were primarily attributable to the acquisition of the Grace Portfolio. Net cash flow provided by financing activities was $407.8 million for the six months ended June 30, 2015. Cash provided by financing activities was primarily impacted by proceeds from the issuance of common stock and proceeds from the Additional Grace Mortgage Loan incurred in connection with the Grace Acquisition, partially offset by redemptions of mandatorily redeemable preferred securities and repayments of notes payable.
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
On February 3, 2014, we had raised proceeds sufficient to break escrow in connection with our Offering. We received and accepted aggregate subscriptions in excess of the $2.0 million minimum and issued shares of common stock to our initial investors who were simultaneously admitted as stockholders. We purchased our first properties and commenced our real estate operation on March 21, 2014. As of June 30, 2015, we owned the Barceló Portfolio and the Grace Portfolio which collectively had an aggregate purchase price of approximately $1.9 billion. As of June 30, 2015, we had 25.0 million shares of common stock outstanding, including share issued under the DRIP, for cumulative gross proceeds of $621.9 million.
As of June 30, 2015, we had cash of $76.7 million. Our principal demands for cash are for the purchase price of any properties, loans and securities we acquire, capital improvement costs, the payment of our operating and administrative expenses, continuing debt service obligations and distributions to our stockholders. Our principal sources of cash are Offering proceeds, cash from operations and mortgage or other indebtedness to finance or refinance our investments. Potential future sources of cash include secured or unsecured financings from banks or other lenders, establishing additional lines of credit and proceeds from the sale of properties.
We continue to rely significantly on proceeds from our Offering to fund our operations. As of June 30, 2015, all of the cash distributions paid since the commencement of the Offering have been funded from Offering proceeds, including Offering proceeds which were reinvested in common stock issued pursuant to the DRIP. We anticipate that as we realize the expected economic benefits of recent and pending acquisitions, adequate cash will be generated from operations to fund our operating and administrative expenses, continuing debt service obligations and the payment of distributions, but there is no assurance we will be able to do so.
In June 2015, we entered into a series of agreements to acquire the 44 hotels comprising the Pending Acquisitions for an aggregate contract purchase price of $743.9 million. We expect to complete the Pending Acquisitions in seven separate closings, which are scheduled to occur during the third quarter of 2015, the fourth quarter of 2015 and the first quarter of 2016. As of June 30, 2015, we have made $28.0 million in deposits with respect to the Pending Acquisitions. In July 2015, we made additional deposits of approximately $45.1 million with respect to the Pending Acquisitions. The remaining consideration due at the closing is expected to be funded by a combination of proceeds from our ongoing Offering and mortgage debt financing. In connection with the closing of the Pending Acquisitions, we expect to pay our advisor approximately $11.2 million in acquisition fees.
In order to fund the purchase price of the Pending Acquisitions, we will need to raise substantial Offering proceeds and obtain financing to fund the purchase price.
In July 2015, we entered into a commitment letter with Deutsche Bank AG New York Branch and Deutsche Bank Securities Inc. with respect to the Pending Acquisitions (the "Pending Acquisitions Mortgage Debt"). Pursuant to the commitment letter, Deutsche Bank AG New York Branch provided its financing commitment for up to $450 million in term loans with a maturity of 3 years, with two one-year extension options, secured by first mortgages over the fee interests in all 44 hotels in the Pending Acquisitions (see Note - 13 Subsequent Events).
This commitment is subject to conditions, including satisfactory completion of due diligence and the execution of definitive loan documentation, and there can be no assurance that we will be able to borrow the amount that we will require, that we will be able to enter into the Pending Acquisitions Mortgage Debt and that all, or any, of the advances thereunder will be funded.
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
We expect to use substantial Offering proceeds to reduce our leverage levels. Prior to our entry into an agreement to acquire the Grace Portfolio in May 2014, a majority of our independent directors waived the total portfolio leverage requirement of our charter with respect to the acquisition of the Grace Portfolio should such total portfolio leverage exceed 300% of our total “net assets” (as defined in our charter) upon the acquisition of the Grace Portfolio. Following the acquisition of the Grace Portfolio in February 2015, our total portfolio leverage (which includes the Grace Preferred Equity Interests, as defined and described in Note 3) exceeded this 300% limit, and we expect it will continue to do so for some time. As of June 30, 2015, our total portfolio leverage was 316%. As of June 30, 2015, the principal amount of our outstanding secured financing, which excludes the Grace Preferred Equity Interests, was approximately 56% of the total value of our real estate investments and our other assets.

Since the closing of the Grace Acquisition, we have used an aggregate of $145.1 million of Offering proceeds to reduce indebtedness, including the repayment in full of the $63.1 million Barceló Promissory Note (together with approximately $3.5 million deferred payment with respect to the March 2014 acquisition of the Georgia Tech Hotel & Conference Center) and mandatory redemption of the Grace Preferred Equity Interests of $76.7 million. Following this mandatory redemption, approximately $370.4 million remained outstanding under the Grace Preferred Equity Interests. As required under the terms of the Grace Preferred Equity Interest, we intend to continue to use 35.0% of Offering proceeds to redeem the Grace Preferred Equity Interests at par, up to a maximum of $350.0 million in redemptions for any 12-month period.  We expect that upon repayment of the Grace Preferred Equity Interests in full we will have reduced our portfolio leverage to below the 300% maximum limit.  We may also use proceeds from the Offering to pay interest, principal and to meet other obligations under our other debt obligations.  There can be no assurance we will be able to raise the funds required to meet these objectives on a timely basis, or at all.
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
We expect to make substantial capital improvements to our hotel properties, including the hotels in the Grace Portfolio and the hotels we anticipate acquiring in the Pending Acquisitions. In connection with the acquisition of the Grace Portfolio, our franchisors required property improvements plans ("PIPs"), which set forth their renovation requirements, and the franchisors for the Pending Acquisitions will also require us to perform PIPs. In addition, pursuant to the terms of the Assumed Grace Indebtedness, we are required to make an aggregate of $73.5 million in periodic PIP reserve deposits during 2015 and 2016 to cover a portion of the estimated costs of the PIPs on the total 96 hotels collateralizing that debt. In addition, pursuant to a guaranty entered into in connection with the Assumed Grace Indebtedness, we are required to guarantee the difference between (i) the cost of the PIPs with respect to those 96 hotels during the 24-month period following the acquisition of the Grace Portfolio, estimated to be $102.0 million, and (ii) the amount actually deposited into the PIP reserve with respect to the Assumed Grace Indebtedness. Pursuant to the terms of the Additional Grace Mortgage Loan, we are required to make an aggregate of $20.0 million in periodic PIP reserve deposits during 2015 and 2016 to cover a portion of the estimated costs of the PIPs on the total 21 hotels collateralizing that debt. As of June 30, 2015, we have made total PIP reserve deposits under the Grace Indebtedness of $32.0 million. The Grace Indebtedness also requires us to deposit 4.0% of the gross revenue of the hotels into a separate account for the ongoing replacement or refurbishment of furniture, fixtures and equipment at the hotels. We expect to fund capital expenditure from proceeds from the Offering and cash provided by operations. However, if liquidity from these sources is insufficient to cover our commitments, it may be necessary to obtain additional funds by borrowing, refinancing properties or liquidating our investment in one or more properties. There is no assurance that such funds will be available, or if available, that the terms will be acceptable to us or commercially reasonable.
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
Distributions
On February 3, 2014, our board of directors authorized, and we declared, distributions payable to stockholders of record each day during the applicable month equal to $0.00465753425 per day, which is equivalent to $1.70 per annum, per share of common stock. The first distribution was paid in May 2014 to record holders in April 2014. The distributions are payable by the fifth day following each month end to stockholders of record at the close of business each day during the prior month.

The below table shows the distributions paid on shares outstanding for the period ended June 30, 2015 (in thousands).

Payment Date	Weighted Average Shares Outstanding (1)	Amount Paid in Cash	Amount Issued under DRIP
January 4, 2015	9,441	$718	$647
February 2, 2015	10,888	823	749
March 2, 2015	12,755	869	799
April 1, 2015	15,367	1,150	1,072
May 2, 2015	18,235	1,334	1,221
June 1, 2015	21,216	1,591	1,478
Total		$6,485	$5,966
_____________________________________________________________________
(1) Represents the weighted average shares outstanding for the period related to the respective payment date.
The following table shows the sources for the payment of distributions to common stockholders for the periods presented (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2015		2014		2015		2014
Distributions:
Distributions paid in cash directly to stockholders	$4,075		$62		$6,485		$62
Distributions reinvested in common stock issued under the DRIP	3,771		20		5,966		20
Total distributions	$7,846		$82		$12,451		$82
Source of distribution coverage:
Cash flows provided by operations	$—	—%	$—	—%	$—	—%	$—	—%
Offering proceeds from issuance of common stock	4,075	51.9%	62	75.6%	6,485		62	75.6%
Offering proceeds reinvested in common stock issued under DRIP	3,771	48.1%	20	24.4%	5,966		20	24.4%
Total sources of distributions	$7,846	100.0%	$82	100%	$12,451		$82	100.0%
Cash flows provided by (used in) operations (GAAP)	$15,757		$(263)		$(15,922)		$(3,886)
Net income (loss) (GAAP)	$432		$(82)		$(39,544)		$(5,364)

The following table compares cumulative distributions paid to cumulative net income (in accordance with GAAP) for the period from July 25, 2013 (date of inception) through June 30, 2015 (in thousands)(1):

For the Period from July 25, 2013 (date of inception) to
June 30, 2015
Distributions paid:
Common stockholders in cash and reinvested in DRIP	$15,921
Total distributions paid	$15,921

Reconciliation of net loss:
Revenues	$223,187
Acquisition and transaction related	(49,315)
Depreciation and amortization	(29,417)
Other operating expenses	(151,676)
Other non-operating expenses	(43,223)
Income tax	(3,947)
Net loss (in accordance with GAAP)	$(54,391)

Cash flows used in operations	$(25,573)
FFO	$(24,450)
___________________________________________________________________________
(1) The results for the Predecessor were not included in the above table as these results would not impact the sources of distributions.

For the period from our inception in July 2013 through June 30, 2015, we funded all of our distributions with proceeds from our IPO, including proceeds from our IPO which were reinvested in common stock issued pursuant to our DRIP. To the extent we pay distributions in excess of cash flows provided by operations, our stockholders' investment in our common stock may be adversely impacted.
Contractual Obligations
We have the following contractual obligations as of June 30, 2015:
Debt Obligations:
The following is a summary of our mortgage notes payable obligation as of June 30, 2015 (in thousands):

	Total	2015	2016-2018	2019	Thereafter
Principal payments due on mortgage notes payable	$1,186,901	$—	$227,000	$949,401	$10,500
Interest payments due on mortgage notes payable	179,583	25,157	139,831	14,365	230
Total	$1,366,484	$25,157	$366,831	$963,766	$10,730
Interest payments due on our mortgage note payable are held in a restricted depository account at the lender during the month prior to being due to the lender. Mortgage notes payable due dates assume exercise of all Borrower extension options.
The following is a summary of our mandatorily redeemable preferred securities as of June 30, 2015 (in thousands):

	Total	2015	2016-2018	2019	Thereafter
Principal payments due on mandatorily redeemable preferred securities	$408,810	$—	$235,161	$173,649	$—
Interest payments due on mandatorily redeemable preferred securities	101,090	15,382	82,359	3,349	—
Total	$509,900	$15,382	$317,520	$176,998	$—

Maturity dates assume repayment pursuant to mandatory redemption provisions of the securities, other than the requirement to use 35% of Offering proceeds to redeem securities at par. Actual repayment dates are expected to be significantly earlier.
Lease Obligations:
The following table reflects the minimum base rental cash payments due from us over the next five years and thereafter for our ground and other lease obligations as of June 30, 2015 (in thousands):

	Total	2015	2016-2018	2019	Thereafter
Lease payments due	$115,666	$2,593	$15,616	$5,225	$92,232
Property Improvement Plan Reserve Deposits:
The following table reflects required PIP reserve deposits under our mortgage debt obligations over the next five years as of June 30, 2015 (in thousands):

	Total	2015	2016-2018	2019	Thereafter
PIP reserve deposits due	$61,500	$32,500	$29,000	$—	$—

Related Party Transactions and Agreements
We have entered into agreements with affiliates of our Sponsor, whereby we have paid and will continue to pay certain fees or reimbursements to our Advisor, its affiliates and entities under common control with our Advisor in connection with acquisition and financing activities, sales and maintenance of common stock under our Offering, transfer agency services, asset and property management services and reimbursement of operating and offering related costs. See Note 11 - Related Party Transactions and Arrangements, to our accompanying condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a discussion of the various related party transactions, agreements and fees applicable during this period.
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
As of June 30, 2015, we had not fixed the interest rate for $1.13 billion of our secured variable-rate debt. As a result, we are subject to the potential impact of rising interest rates, which could negatively impact our profitability and cash flows. In order to mitigate our exposures to changes in interest rates, we have entered into two interest rate cap agreements with respect to approximately $903.9 million of our variable-rate debt. The estimated impact on our annual results of operations, of an increase or decrease of 100 basis points in interest rates, would be to increase or decrease remaining annual interest expense by approximately $5.8 million. The estimated impact assumes no changes in our capital structure. As the information presented above includes only those exposures that exist as of June 30, 2015, it does not consider those exposures or positions that could arise after that date. The information represented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.

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
No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings.
We are not a party to any material pending legal proceedings.
Item 1A. Risk Factors.
There have been no material changes to the risk factors disclosed in our 2014 Annual Report on Form 10-K, except as set forth below.

We intend to use substantial available proceeds from the Offering to reduce our borrowings, which may limit our ability to pay distributions from offering proceeds or acquire additional properties.

Prior to our entry into an agreement to acquire the Grace Portfolio in May 2014, a majority of our independent directors waived the total portfolio leverage requirement of our charter with respect to the acquisition of the Grace Portfolio should such total portfolio leverage exceed 300% of our total ‘‘net assets’’ (as defined in our charter) upon the acquisition of the Grace Portfolio. Following the acquisition of the Grace Portfolio in February 2015, our total portfolio leverage (which includes the Grace Preferred Equity Interests) exceeded this 300% limit, and we expect it will continue to do so for an indeterminate period of time. As of June 30, 2015, our total portfolio leverage was 316%. As of June 30, 2015, the principal amount of our outstanding secured financing, which excludes the Grace Preferred Equity Interests, was approximately 56% of the total value of our real estate investments and our other assets. Since the closing of the Grace Acquisition, we have used an aggregate of $145.1 million of offering proceeds to reduce indebtedness, including the repayment in full of the $63.1 million Barceló Promissory Note (together with approximately $3.5 million deferred payment with respect to the March 2014 acquisition of the Georgia Tech Hotel & Conference Center) and mandatory redemptions of the Grace Preferred Equity Interests of $76.7 million. Following these mandatory redemptions, approximately $370.4 million of liquidation value remained outstanding under the Grace Preferred Equity Interests. As required under the terms of the Grace Preferred Equity Interests, we intend to continue to use 35.0% of offering proceeds to redeem the Grace Preferred Equity Interests at par, up to a maximum of $350.0 million in redemptions for any 12-month period. We expect that upon repayment of the Grace Preferred Equity Interests in full we will have reduced our portfolio leverage to below the 300% maximum limit. We may also use proceeds from the Offering to pay interest, principal and to meet other obligations under our other debt obligations. There can be no assurance we will be able to raise the funds required to meet these objectives on a timely basis, or at all. Moreover, since our inception, we have been dependent upon offering proceeds to fund all of our distributions and a portion of the purchase price for new hotel investments. Therefore, the continued use of substantial offering proceeds to make mandatory redemptions of the Grace Preferred Equity Interests or repay other debt may limit our ability to pay distributions from offering proceeds or acquire additional properties, including to pay a portion of the closing consideration in connection with the Pending Acquisitions. Moreover, the continued use of substantial offering proceeds to make mandatory redemptions of the Grace Preferred Equity Interests or repay other debt will also reduce the available cash flow to fund working capital, capital expenditures, including the funding of PIP reserves required under the Grace Indebtedness, and other general corporate purposes, which could have a material adverse impact on our business and reduce cash available for distributions to holders of our common stock.

Since our inception, all of our distributions have been paid from proceeds of the Offering. Distributions paid from sources other than our cash flows from operations, particularly from proceeds of the Offering, will result in us having fewer funds available to reduce our borrowings as intended and acquire additional properties and may adversely affect our ability to fund future distributions.

During the year ended December 31, 2014 and the six months ended June 30, 2015, we paid distributions of $3.5 million and $12.5 million, respectively, all of which were funded from proceeds of our Offering, including proceeds of our Offering which were reinvested in common stock issued pursuant to the DRIP. Since our inception, all of our distributions have been paid from proceeds of the Offering. We may pay distributions from unlimited amounts of any source, including borrowing funds, using proceeds from the Offering, issuing additional securities or selling assets. We have not established any limit on the amount of proceeds from the Offering that may be used to fund distributions, except in accordance with our organizational documents and Maryland law. We anticipate that as we realize the expected benefits of our recent and pending acquisitions, our cash flow from operations will fund distributions, but there can be no assurance we will be able to generate sufficient cash flow from operations to do so. We may continue in the future to pay distributions from sources other than from our cash flows from operations, including proceeds from the Offering. Using proceeds from the Offering to pay distributions, especially if the distributions are not reinvested through our DRIP, reduces cash available for investment in assets or other purposes and will likely reduce our per share stockholder equity. We may continue not to generate sufficient cash flows from operations to fully pay distributions, and our ability to use cash flows from operations to pay distributions in the future may also be adversely impacted by our substantial indebtedness. If we have not generated sufficient cash flows from our operations and other sources, such as from borrowings, the sale of additional securities, advances from our advisor, and our advisor’s deferral, suspension or waiver of its fees and expense reimbursements, to fund distributions, we may continue to use the proceeds from the Offering, although we currently intend to use substantial proceeds from the Offering to reduce our borrowings and to pay closing consideration in connection with the Pending Acquisitions, which could limit our ability to pay distribution from proceeds from the Offering. Moreover, our board of directors may change our distribution policy, in its sole discretion, at any time. Distributions made from offering proceeds are a return of capital to stockholders, from which we will have already paid offering expenses in connection with the Offering. We have not established any limit on the amount of proceeds from the Offering that may be used to fund distributions, except that, in accordance with our organizational documents and Maryland law, we may not make distributions that would: (1) cause us to be unable to pay our debts as they become due in the usual course of business; (2) cause our total assets to be less than the sum of our total liabilities plus senior liquidation preferences, if any; or (3) jeopardize our ability to qualify as a REIT.

Funding distributions from borrowings could restrict the amount we can borrow for investments, which may, among other things, affect our earnings. Funding distributions with the sale of assets or the proceeds of our Offering may affect our ability to generate additional operating cash flows. Funding distributions from the sale of additional securities could dilute your interest in us if we sell shares of our common stock or securities that are convertible or exercisable into shares of our common stock to third-party investors. Payment of distributions from the mentioned sources could restrict our ability to generate sufficient cash flows from operations, affect our earnings or affect the distributions payable to you upon a liquidity event, any or all of which may have an adverse effect on your investment in our common stock.

We may not be successful in integrating and operating the hotels we have acquired and any other hotels we may acquire in the future.

We acquired the Grace Portfolio in February 2015. We have entered into agreements to acquire the Pending Portfolios. We may, in the future, acquire, or enter into agreements to acquire, additional hotels. There are many challenges related to our achieving the expected benefits associated with integrating and operating the hotels we have acquired, and any other hotels we may acquire in the future, including the following:

•	we may be unable to successfully maintain consistent standards, controls, policies and procedures;

•
the integration of the hotels we have acquired and any other hotels we may acquire in the future may disrupt our ongoing operations or the ongoing operations of those hotels, and our management’s attention may be diverted away from other business concerns;

•	the hotels we have acquired and any other hotels we may acquire in the future may fail to perform as expected and market conditions may result in lower than expected occupancy and room rates;

•	we may spend more than budgeted amounts to make necessary improvements or renovations to the hotels we have acquired and any other hotels we may acquire in the future;

•
some of the hotels we have acquired are, and some hotels we acquire in the future may be, located in unfamiliar markets where we face risks associated with an incomplete knowledge or understanding of the local market, a limited number of established business relationships in the area and a relative unfamiliarity with local governmental and permitting procedures; and

•
the hotels we have acquired and any other hotels we may acquire in the future may subject us to liabilities and without any recourse, or with only limited recourse, with respect to unknown liabilities.

Failure to realize the expected benefits of the acquisition of the Grace Portfolio, the Pending Portfolios and any future acquisitions, within the anticipated timeframe or at all, or the incurrence of unexpected costs, could have a material adverse effect on our financial condition and results of operations and our ability to pay distributions from cash flow from operations.

To comply with brand standards under our franchise agreements, we are required to make capital expenditures, which will be substantial, pursuant to property improvement plans, and we are required to make regular deposits to partially reserve for these amounts under the Grace Indebtedness.

In connection with the Grace Acquisition, our franchisors required property improvement plans, or PIPs, which set forth their renovation requirements for the hotels in the Grace Portfolio. We also expect to enter into new long-term franchise agreements for each hotel acquired in connection with Pending Acquisitions, and these agreements are also expected to include PIPs.

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

In connection with the Pending Acquisitions, the amount of required PIP deposits is also expected to be substantial.

In connection with any future revisions to our franchise or hotel management agreements with respect to hotels we have acquired or may acquire or a refinancing of the Grace Indebtedness, franchisors may require that we make further renovations or enter into additional PIPs. In addition, upon regular inspection of our hotels, franchisors may determine that additional renovations are required to bring the physical condition of our hotels into compliance with the specifications and standards each franchisor or hotel brand has developed.

These capital expenditures will be substantial and could adversely affect our ability to pay distributions or reduce our borrowings or use capital for other corporate purposes. In addition, if we default on a franchise agreement as a result of our failure to comply with the PIP requirements, in general, we will be required to pay the franchisor liquidated damages and the franchisor may have the right to terminate the applicable agreement, and we may also be in default under the Grace Indebtedness. We also we may risk losing a brand license if we do not make hotel brand company-required capital expenditures.

We may not, in whole or in part, complete the Pending Acquisitions on the currently contemplated terms, other terms or at all.

The Pending Acquisitions are scheduled to close in seven separate closings during the third and fourth quarters of 2015 and the first quarter of 2016 subject to certain closing conditions, including, among other things, our entering into replacement franchise agreements for each hotel. There can be no assurance that any condition to the closing of the Pending Acquisitions will be satisfied or waived, if permitted, or that any event, development or change will not occur prior to the consummation of the Pending Acquisitions that would prevent us from completing them, including, without limitation, litigation. Moreover, we have the right to terminate the applicable Pending Acquisitions with respect to 39 of the hotels under certain circumstances that may cause the maximum number of hotels we will purchase, and the corresponding purchase price, to be decreased.

In addition, we anticipate funding the purchase price due at the closings with a combination of proceeds from the Offering and mortgage debt financing. We have secured a commitment for up to $450.0 million in Pending Acquisitions Mortgage Debt. This commitment is subject to conditions, including satisfactory completion of due diligence and the execution of definitive loan documentation, and there can be no assurance we will be able to borrow the amount that we require. Our failure to raise sufficient proceeds from the Offering or obtain such mortgage financing in the amount required to complete the Pending Acquisitions could cause us to default under the related agreements. There also can be no assurance with respect to whether any or all of the Pending Acquisitions will be completed on the currently contemplated terms, other terms or at all. If, for any reason, the Pending Acquisitions are not, in whole or in part, completed, we may be subject to several risks, including, but not limited to, the following:

•
the requirement that, under certain circumstances, including if the Pending Acquisitions are terminated because we have breached the applicable agreements, we may be required to forfeit all or a part of the $73.1 million in aggregate deposits we expect we will have made in connection with the Pending Acquisitions;

•	the incurrence of substantial legal, accounting and due diligence costs relating to the Pending Acquisitions that are payable whether or not the Pending Acquisitions are completed; and

•
the focus of our management being directed toward the Pending Acquisitions and integration planning instead of other opportunities that could have been beneficial to us or our ongoing operations at hotels we have already acquired.

If, we do not, in whole or in part, complete the Pending Acquisitions, we could be subject to substantial losses, such as loss of our deposits and the incurrence of costs which we may be unable to recover. In addition, failure to realize the expected benefits of the completion of the Pending Acquisitions, within the anticipated timeframe or at all, or the incurrence of unexpected costs, could have a material adverse effect on our financial condition and results of operations and our ability to pay distributions from cash flow from operations.

We have incurred substantial indebtedness and expect to incur additional substantial indebtedness in connection with the closing of the Pending Acquisitions, and high levels of debt could hinder our ability to pay distributions and could decrease the value of your investment.

We have incurred substantial indebtedness in acquiring the properties we currently own, and substantially all of these real properties have been pledged as security under our indebtedness. We have obtained a commitment for up to $450.0 million in Pending Acquisitions Mortgage Debt which we expect to incur to pay a portion of the consideration required to complete the Pending Acquisition and to be secured by all 44 hotels to be acquired in the Pending Acquistions. Prior to our entry into an agreement to acquire the Grace Portfolio in May 2014, a majority of our independent directors waived the total portfolio leverage requirement of our charter with respect to the acquisition of the Grace Portfolio should such total portfolio leverage exceed 300% of our total ‘‘net assets’’ (as defined in our charter) upon the acquisition of the Grace Portfolio. Following the acquisition of the Grace Portfolio in February 2015, our total portfolio leverage (which includes the Grace Preferred Equity Interests) exceeded this 300% limit, and we expect it will continue to do so for some time. As of June 30, 2015, our total portfolio leverage was 316%. As of June 30, 2015, the principal amount of our outstanding secured financing, which excludes the Grace Preferred Equity Interests, was approximately 56% of the total value of our real estate investments and our other assets. We expect that upon repayment of the Grace Preferred Equity Interests in full we will have reduced our portfolio leverage to below the 300% maximum limit. In connection with the closing of the Pending Acquisitions, we intend to incur the Pending Acquisitions Mortgage Debt. We do not expect the incurrence of the Pending Acquisitions Mortgage Debt to adversely impact our plans to reduce our portfolio leverage to below the 300% limit.

High debt levels may cause us to incur higher interest charges, will result in higher debt service payments and are accompanied by restrictive covenants. These factors could limit the amount of cash we have available to distribute and could result in a decline in the value of your investment in our common stock. If there is a shortfall between the cash flow from a property and the cash flow needed to service mortgage debt on a property, then the amount available for distributions to stockholders may be reduced. In addition, incurring mortgage debt increases the risk of loss since defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. In that case, we could lose the property or properties securing the loan that is in default, thus reducing the value of your investment. For U.S. federal income tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds. In such event, we may be unable to pay the amount of distributions required in order to maintain our REIT status. We may give full or partial guarantees to lenders of mortgage debt to the entities that own our properties. When we provide a guaranty on behalf of an entity that owns one of our properties, we will be responsible to the lender for satisfaction of the debt if it is not paid by such entity. All of our mortgages to date contain cross-collateralization or cross-default provisions, meaning that a default on a single property could affect multiple properties, and any mortgages we enter into in the future may contain cross-collateralization or cross-default provisions. If any of our properties are foreclosed upon due to a default, our ability to pay cash distributions to our stockholders will be adversely affected which could result in our losing our REIT status and would result in a decrease in the value of our stockholders’ investment.

The incurrence of indebtedness and the issuance of the preferred equity interests to acquire the Grace Portfolio, the incurrence of additional indebtedness in the Pending Acquisitions and any other indebtedness we may incur may limit our future operational and financial flexibility in ways that could have a material adverse effect on our results of operations and financial condition.

We funded part of the purchase price of the Grace Portfolio by assuming $903.9 million in the Assumed Grace Indebtedness, incurring $227.0 million in the Additional Grace Mortgage Loan, and issuing of $447.1 million in the Grace Preferred Equity Interests. We have obtained a commitment for the Pending Acquisitions Mortgage Debt in the amount of up to $450.0 million.

Our incurrence of this indebtedness, and any other indebtedness we may incur, and the issuance of the Grace Preferred Equity Interests limit our future operational and financial flexibility in ways that could have a material adverse effect on our results of operations and financial condition such as:

•	requiring us to use a substantial portion of our cashflow from operations to service indebtedness and pay distributions on the Grace Preferred Equity Interests;

•	limiting our ability to obtain additional financing to fund our working capital needs, acquisitions, capital expenditures or other debt service requirements or for other purposes;

•	increasing the costs of incurring additional debt as potential future lenders may charge higher interest rates if they lend to us in the future due to our current level of indebtedness;

•	increasing our exposure to floating interest rates;

•	limiting our ability to compete with other companies that are not as highly leveraged, as we may be less capable of responding to adverse economic and industry conditions;

•
restricting us from making strategic acquisitions, developing properties or exploiting business opportunities to the extent we are limited in our ability to access the financing required to pursue these opportunities;

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

•
if we are unable to satisfy the redemption, distribution, or other requirements of the Grace Preferred Equity Interests (including if there is a default under the related guarantees provided by our company, our operating partnership and the individual members of the parent of our sponsors), holders of the Grace Preferred Equity Interests will have certain rights, including the ability to assume control of the operations of the Grace Portfolio;

•
exposing us to potential events of default (if not cured or waived) under covenants contained in our debt instruments that could have a material adverse effect on our business, financial condition and operating results;

•	increasing our vulnerability to a downturn in general economic conditions; and

•	limiting our ability to react to changing market conditions in our industry.

Lenders may require us to enter into restrictive covenants relating to our operations, including financial covenants, which could limit our ability to pay distributions to our stockholders.

In connection with providing us financing, a lender could impose restrictions on us that affect our distribution and operating policies and our ability to incur additional debt. Loan documents we enter into may contain covenants that limit our ability to further mortgage the property, discontinue insurance coverage or replace our advisor. These or other limitations, some of which are contained in the Grace Indebtedness, may adversely affect our flexibility and our ability to achieve our investment and operating objectives. In addition, the Pending Acquisitions Mortgage Debt is expected to include the following financial covenants: a minimum debt service coverage ratio, a minimum consolidated net worth and a minimum consolidated liquidity. The mortgage loans we have, or may in the future enter into, include, and may include, other financial and operating covenants. These covenants may restrict our ability to pursue certain business initiatives or certain acquisition transactions that would otherwise be in our best interest. In the event that we fail to satisfy our covenants, we would be in default under our indebtedness and may be required to repay our indebtedness with capital from other sources. Under such circumstances, other sources of debt or equity capital may not be available to us, or may be available only on unattractive terms.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuances of Common Stock. For the three months ended June 30, 2015, a total of 977 shares of unregistered common stock, valued at an aggregate of $21,975 were issued to three directors of the Company for director-related compensation on May 28, 2015 and June 30, 2015. The issuance of these shares is exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.
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
Through June 30, 2015, we have received $614.4 million in gross proceeds from the Offering which we have used as follows: (i) $58.7 million to pay selling commissions and dealer manager fees to our Dealer Manager; (ii) $14.5 million to pay other Offering expenses, up to 2.0% of which may be reimbursed to our Advisor at the close of the Offering once we have invested all the proceeds of the Offering; (iii) $43.3 million to pay acquisition fees and financing coordination fees to our Advisor; (iv) $15.9 million to pay distributions to our stockholders; (v) $220.7 million to fund part of the purchase price of the Grace Portfolio; (vi) $103.1 million in repayments of debt and redemptions of mandatorily redeemable preferred securities; (vii) $28.0 million in deposits related to Pending Acquisitions; (viii) $6.3 million to fund capital expenditures.

Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
None.
Item 5. Other Information.
None.

Item 6. Exhibits.
EXHIBIT INDEX
The following exhibits are included in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
4.2 *	First Amendment to the Agreement of Limited Partnership of American Realty Capital Hospitality Operating Partnership, L.P., dated as of August 7, 2015
10.1 (1)
Agreement of Purchase and Sale, dated June 2, 2015, by and among WS CINCINNATI, LLC, WS COLLEGE STATION JV, LLC, WS-CNO JV, LLC, WS-FNO, LLC, WS SPHERICAL STONE, LLC, and AMERICAN REALTY CAPITAL HOSPITALITY PORTFOLIO WSC, LLC

10.2 (1)	Real Estate Purchase and Sale Agreement, dated June 2, 2015, by and among SUMMIT HOTEL OP, LP and certain related sellers and AMERICAN REALTY CAPITAL HOSPITALITY PORTFOLIO SMT, LLC
10.3 (1)	Real Estate Purchase and Sale Agreement, dated June 2, 2015, by and among SUMMIT HOTEL OP, LP and certain related sellers and AMERICAN REALTY CAPITAL HOSPITALITY PORTFOLIO SMT, LLC
10.4 (1)	Form of Agreement of Purchase and Sale, dated June 15, 2015, by and among certain related sellers of the NOBLE INVESTMENT GROUP and AMERICAN REALTY CAPITAL HOSPITALITY PORTFOLIO NBL, LLC
10.5 (1)	Side Letter Agreement, dated June 15, 2015, by and among certain related sellers of the NOBLE INVESTMENT GROUP and AMERICAN REALTY CAPITAL HOSPITALITY PORTFOLIO NBL, LLC
10.6 *	Letter Agreement, dated July 15, 2015, by and among SUMMIT HOTEL OP, LP and certain related sellers and AMERICAN REALTY CAPITAL HOSPITALITY PORTFOLIO SMT, LLC
10.7 *	Letter Agreement, dated July 15, 2015, by and among SUMMIT HOTEL OP, LP and certain related sellers and AMERICAN REALTY CAPITAL HOSPITALITY PORTFOLIO SMT, LLC
31.1 *	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 *	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32 *
Written statements of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 *
XBRL (eXtensible Business Reporting Language). The following materials from American Realty Capital Hospitality Trust, Inc.'s Quarterly Report on Form 10-Q for the six months ended June 30, 2015, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statements of Changes in Stockholders' Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements. As provided in Rule 406T of Regulation S-T, this information in furnished and not filed for purpose of Sections 11 and 12 of the Securities Act and Section 18 of the Exchange Act

_________________________

(1)
Filed as an exhibit to the Company’s Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 6 to the Registration Statement on Form S-11 filed with the Securities and Exchange Commission on July 17, 2015.

*	Filed herewith

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

Dated: August 12, 2015	By: /s/ Jonathan P. Mehlman Name: Jonathan P. Mehlman Title: Chief Executive Officer and President (Principal Executive Officer)
Dated: August 12, 2015	By: /s/ Edward T. Hoganson Name: Edward T. Hoganson Title: Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)