Form 10-Q
period 2015-09-30
American Realty Capital Hospitality Trust, Inc.
filed 2015-11-16
CIK 1583077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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

The number of shares of the registrant's common stock, $0.01 par value, outstanding as of November 1, 2015 was 33,797,374.

Page
PART I
Item 1. Financial Statements	1
Condensed Consolidated Balance Sheets as of September 30, 2015 (Unaudited) and December 31, 2014	1
Condensed Consolidated/Combined Statements of Operations and Comprehensive Income (Loss) (Unaudited) of the Successor for the Three Months Ended September 30, 2015 and the Three Months Ended September 30, 2014 and for the Nine Months Ended September 30, 2015 and for the period of March 21 to September 30, 2014 and of the Predecessor for the Period from January 1 to March 20, 2014	2
Condensed Consolidated Statement of Changes in Equity (Unaudited) for the Nine Months Ended September 30, 2015	3
Condensed Consolidated/Combined Statements of Cash Flows (Unaudited) of the Successor for the Nine Months Ended September 30, 2015 and for the period of March 21 to September 30, 2014 and of the Predecessor for the Period from January 1 to March 20, 2014	4
Notes to Condensed Consolidated/Combined Financial Statements (Unaudited)	6
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	27
Item 3. Quantitative and Qualitative Disclosures About Market Risk	43
Item 4. Controls and Procedures	43
PART II
Item 1. Legal Proceedings	44
Item 1A. Risk Factors	44
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	47
Item 3. Defaults Upon Senior Securities	47
Item 4. Mine Safety Disclosures	47
Item 5. Other Information	47
Item 6. Exhibits	48
Signatures	50

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)

	September 30, 2015	December 31, 2014
	(unaudited)
ASSETS
Real estate investments:
Land	$286,540	$12,061
Buildings and improvements	1,498,155	81,176
Furniture, fixtures and equipment	140,383	5,308
Total real estate investments	1,925,078	98,545
Less: accumulated depreciation and amortization	(48,586)	(2,796)
Total real estate investments, net	1,876,492	95,749
Cash and cash equivalents	89,659	131,861
Acquisition deposits	73,144	75,000
Restricted cash	73,833	3,437
Investments in unconsolidated entities	3,455	5,475
Below-market lease asset, net	10,324	8,060
Prepaid expenses and other assets	42,320	11,801
Deferred financing fees, net	21,351	1,991
Total Assets	$2,190,578	$333,374
LIABILITIES, NON-CONTROLLING INTEREST AND EQUITY
Mortgage notes payable	$1,187,040	$45,500
Promissory notes payable	—	64,849
Mandatorily redeemable preferred securities	356,337	—
Accounts payable and accrued expenses	61,127	14,219
Due to affiliates	4,204	7,011
Total Liabilities	$1,608,708	$131,579
Equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized, 30,668,065 and 10,163,206 shares issued and outstanding, respectively	307	102
Additional paid-in capital	669,319	221,379
Deficit	(90,672)	(19,686)
Total equity of American Realty Capital Hospitality Trust, Inc. stockholders	578,954	201,795
Non-controlling interest - consolidated variable interest entity	2,916	—
Total Equity	$581,870	$201,795
Total Liabilities, Non-controlling Interest and Equity	$2,190,578	$333,374

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

CONDENSED CONSOLIDATED/COMBINED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except for share and per share data)
(Unaudited)

	Successor	Successor	Successor	Successor	Predecessor
	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2015	For the Period from March 21 to September 30, 2014	For the Period from January 1 to March 20, 2014
Revenues
Rooms	$126,205	$8,954	$302,706	$18,462	$6,026
Food and beverage	4,041	1,545	11,202	3,566	1,543
Other	2,606	888	7,260	2,139	676
Total revenue	$132,852	$11,387	$321,168	$24,167	$8,245
Operating expenses
Rooms	29,752	1,840	68,395	3,753	1,405
Food and beverage	3,410	1,159	8,933	2,497	1,042
Management fees	5,433	456	12,965	967	289
Other property-level operating expenses	50,793	4,246	120,321	9,077	3,490
Depreciation and amortization	19,817	907	46,438	1,919	994
Rent	1,865	1,311	4,693	2,664	933
Total operating expenses	111,070	9,919	261,745	20,877	8,153
Income from operations	$21,782	$1,468	$59,423	$3,290	$92
Interest expense	(23,081)	(2,070)	(56,724)	(4,313)	(531)
Acquisition and transaction related costs	(698)	(2,965)	(39,129)	(7,610)	—
Other income (expense)	(200)	—	2,001	—	—
Equity in earnings (losses) of unconsolidated entities	228	261	236	2,607	(166)
General and administrative	(2,020)	(50)	(5,984)	(1,519)	—
Total other expenses, net	(25,771)	(4,824)	(99,600)	(10,835)	(697)
Net loss before taxes	$(3,989)	$(3,356)	$(40,177)	$(7,545)	$(605)
Provision for income taxes	939	193	4,295	1,368	—
Net loss and comprehensive loss	$(4,928)	$(3,549)	$(44,472)	$(8,913)	$(605)
Less: Net income attributable to non-controlling interest	$154	$—	$148	$—	$—
Net loss attributable to American Realty Capital Hospitality Trust, Inc.	$(5,082)	$(3,549)	$(44,620)	$(8,913)	$(605)

Basic and diluted net loss per share	$(0.20)	$(1.27)	$(2.15)	$(8.13)	NA

Basic and diluted weighted average shares outstanding	25,076,350	2,792,350	20,715,216	1,096,566	NA

___________________________________________________
NA - not applicable

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(In thousands, except for share data)
(Unaudited)

	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Deficit	Total Equity of American Realty Capital Hospitality Trust, Inc. Stockholders	Non-controlling Interest	Total Non-controlling Interest and Equity
Balance, December 31, 2014	10,163,206	$102	$221,379	$(19,686)	$201,795	$—	$201,795
Issuance of common stock, net	20,024,109	200	498,085	—	498,285	—	498,285
Net loss attributable to American Realty Capital Hospitality Trust, Inc.	—	—	—	(44,620)	(44,620)	—	(44,620)
Net income attributable to non-controlling interest	—	—	—	—	—	148	148
Non-controlling interest - consolidated variable interest entity	—	—	—	—	—	2,768	2,768
Dividends paid or declared	—	—	—	(26,366)	(26,366)	—	(26,366)
Common stock issued through Distribution Reinvestment Plan	480,750	5	11,418	—	11,423	—	11,423
Share-based payments	—	—	66	—	66	—	66
Common stock offering costs, commissions and dealer manager fees	—	—	(61,629)	—	(61,629)	—	(61,629)
Balance, September 30, 2015	30,668,065	$307	$669,319	$(90,672)	$578,954	$2,916	$581,870

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

CONDENSED CONSOLIDATED/COMBINED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Successor	Successor	Predecessor
	Nine Months Ended September 30, 2015	For the Period from March 21 to September 30, 2014	For the Period from January 1 to March 20, 2014
Cash flows from operating activities:
Net loss	$(44,472)	$(8,913)	$(605)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	46,438	1,919	994
Amortization of deferred financing costs	7,764	400	75
Change in fair value of contingent consideration	(1,720)	—	—
Distributions from variable interest entities	1,079	257	—
Equity in (earnings) losses of unconsolidated entities	(236)	(2,607)	166
Other adjustments, net	87	601	—
Changes in assets and liabilities:
Prepaid expenses and other assets	(19,175)	(2,917)	(581)
Restricted cash	(27,950)	(604)	—
Due to affiliates	(3,417)	2,752	—
Accounts payable and accrued expenses	44,907	6,079	(605)
Net cash provided by (used in) operating activities	$3,305	$(3,033)	$(556)
Cash flows from investing activities:
Acquisition of hotel assets, net of cash received	(375,777)	(41,390)	—
Real estate investment improvements and purchases of property and equipment	(17,386)	(1,399)	(83)
Acquisition deposits	(73,144)	(75,000)	—
Increase in restricted cash related to real estate improvements	(39,699)	(2,204)	(468)
Net cash used in investing activities	$(506,006)	$(119,993)	$(551)
Cash flows from financing activities:
Proceeds from issuance of common stock, net	495,774	123,177	—
Payments of offering costs	(61,131)	(12,987)	—
Dividends/Distributions paid	(12,164)	(500)	(800)
Mandatorily redeemable preferred securities redemptions	(90,760)	—	—
Repayments of promissory and mortgage notes payable	(64,849)	—	(137)
Affiliate financing advancement	—	2,570	—
Proceeds from affiliate note payable used to fund acquisition deposit	—	40,500	—
Repayment of affiliate note payable used to fund acquisition deposit	—	(40,500)	—
Payment of deferred consideration payable	(3,500)	—	—
Proceeds from mortgage note payable	227,000	45,500	—
Proceeds from promissory note payable	—	1,775	—
Deferred financing fees	(27,124)	(1,671)	—
Restricted cash for debt service	(2,747)	—	—
Net cash provided by (used in) financing activities	$460,499	$157,864	$(937)
Net change in cash and cash equivalents	(42,202)	34,838	(2,044)
Cash and cash equivalents, beginning of period	131,861	—	10,520
Cash and cash equivalents, end of period	$89,659	$34,838	$8,476

Supplemental disclosure of cash flow information:
Interest paid	$44,617	$3,424	$458

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

CONDENSED CONSOLIDATED/COMBINED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Successor	Successor	Predecessor
	Nine Months Ended September 30, 2015	For the Period from March 21 to September 30, 2014	For the Period from January 1 to March 20, 2014
Income taxes paid	$4,870	$586	—
Non-cash investing and financing activities:
Reclassification of deferred offering costs to additional paid-in capital	—	$1,505	—
Offering costs payable	$650	$2,019	—
Real estate investment improvements and purchases of property and equipment in accounts payable and accrued expenses	$5,321	$753	—
Proceeds receivable from stock sales (1)	$2,516	$1,801	—
Seller financing of real estate investments	—	$58,074	—
Seller financing of investment in unconsolidated entities	—	$5,000	—
Mortgage and mezzanine debt assumed on real estate investments	$904,185	—	—
Preferred securities issued in acquisition of property and equipment	$447,097	—	—
Contingent consideration on acquisition	—	$4,100	—
Deferred consideration on acquisition	—	$3,400	—
Dividends declared but not paid	$4,150	$612	—
Common stock issued through distribution reinvestment plan	$11,418	$301	—
___________________________________________________

(1)	The proceeds receivable from the sale of shares of common equity were received by the Company prior to the filing date of this Quarterly Report on Form 10-Q.

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED/COMBINED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

Note 1 - Organization
American Realty Capital Hospitality Trust, Inc. (the "Company") was incorporated on July 25, 2013 as a Maryland corporation and qualified as a real estate investment trust ("REIT") for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2014. The Company was formed primarily to acquire lodging properties in the midscale limited service, extended stay, select service, upscale select service, and upper upscale full service segments within the hospitality sector. The Company has no limitation as to the number of franchise or license brands with which the Company's hotels will be associated. All such properties may be acquired by the Company alone or jointly with another party. The Company may also originate or acquire first mortgage loans secured by real estate and invest in other real estate-related debt. In March 2014, the Company completed its first acquisition comprising investments in six hotels (the "Barceló Portfolio"), and in February 2015, the Company completed its second acquisition (the "Grace Acquisition") comprising investments in 116 hotels (the "Grace Portfolio"). As of September 30, 2015, the Company had acquired or had an interest in a total of 122 properties. In June 2015, the Company entered into a series of agreements (collectively, the “SWN Acquisitions”), to acquire an aggregate of 44 hotels from three different independent parties for an aggregate contract purchase price of $739.8 million. In October and November 2015, the Company completed the acquisition of 12 of these hotels for an aggregate purchase price of $198.7 million, exclusive of closing costs. (See Note 13 - Subsequent Events)
On January 7, 2014, the Company commenced its initial public offering ("IPO" or the "Offering") on a "reasonable best efforts" basis of up to 80,000,000 shares of common stock, $0.01 par value per share, at a price of $25.00 per share, subject to certain volume and other discounts, pursuant to a registration statement on Form S-11 (File No. 333-190698), as amended (the "Registration Statement"), filed with the U.S. Securities and Exchange Commission (the "SEC") under the Securities Act of 1933, as amended. The Registration Statement also covers up to 21,052,631 shares of common stock available pursuant to the Distribution Reinvestment Plan (the "DRIP") under which the Company's common stockholders may elect to have their distributions reinvested in additional shares of the Company's common stock.
Until the filing of the Company's second quarterly financial filing with the SEC, pursuant to the Securities Exchange Act of 1934, as amended, following the earlier to occur of (i) the Company's acquisition of at least $2.0 billion in total investment portfolio assets or (ii) January 7, 2016 (the "NAV pricing date"), the per share purchase price in the IPO will be up to $25.00 per share (including the maximum allowed to be charged for commissions and fees) and shares issued under the DRIP will initially be equal to $23.75 per share, which is 95% of the initial per share offering price in the IPO. Thereafter, the per share purchase price will vary quarterly and will be equal to the Company's net asset value ("NAV") per share plus applicable commissions and fees in the case of the primary offering, and the per share purchase price in the DRIP will be equal to the NAV per share. On February 3, 2014, the Company received and accepted subscriptions in excess of the minimum offering amount of $2.0 million in Offering proceeds, broke escrow and issued shares of common stock to the initial investors who were admitted as stockholders. As of September 30, 2015, the Company had approximately 30.7 million shares of common stock outstanding and had received total gross proceeds of approximately $762.6 million, including shares issued under the DRIP.
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
The Company has no direct employees. The Company has retained the Advisor to manage certain aspects of its affairs on a day-to-day basis. American Realty Capital Hospitality Properties, LLC or one of its subsidiaries (collectively, the "Property Manager"), serves as the Company's property manager and the Property Manager has retained Crestline Hotels & Resorts, LLC ("Crestline"), an entity under common control with the parent of American Realty Capital IX, LLC (the "Sponsor") to provide services, including locating investments, negotiating financing and operating certain hotel assets in the Company's portfolio. Realty Capital Securities, LLC (the "Dealer Manager"), an entity under common control with the parent of the Sponsor, serves as the dealer manager of the Offering, and certain of its affiliates provide other services to the Company. The Advisor, American

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED/COMBINED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

Realty Capital Hospitality Special Limited Partner, LLC (the "Special Limited Partner"), the Property Manager, Crestline and the Dealer Manager and its affiliates are related parties and receive fees, distributions and other compensation for services related to the Offering and the investment and management of the Company's assets.

The Company, directly or indirectly through its taxable REIT subsidiaries, enters into agreements with the Property Manager, which, in turn, engages Crestline or a third-party sub-property manager to manage the Company’s hotel properties. Crestline is a leading hospitality management company in the United States, and as of September 30, 2015, has 87 hotels and 13,523 rooms under management in 25 states and the District of Columbia. As of September 30, 2015, 53 of the Company's hotels are managed by Crestline, and 69 of the Company's hotels are managed by third-party sub-property managers.
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
The Predecessor consists of the Barceló Portfolio, which consists of hospitality assets and operations owned by Barceló Crestline Corporation and certain consolidated subsidiaries ("BCC") that had been maintained in various legal entities until the Company acquired them from BCC on March 21, 2014. Historically, financial statements had not been prepared for the Predecessor as a discrete stand-alone entity. The accompanying condensed consolidated financial statements for the Predecessor, for the period from January 1 to March 20, 2014 have been derived from the historical accounting records of BCC and reflect revenue and expenses and cash flows directly attributable to the Predecessor, as well as allocations deemed reasonable by management, to present the combined results of operations and cash flows of the Predecessor on a stand-alone basis.
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
September 30, 2015
(Unaudited)

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
Investments in real estate that are not considered to be business combinations under GAAP are recorded at cost. Improvements and replacements are capitalized when they extend the useful life of the asset. Costs of repairs and maintenance are expensed as incurred. Depreciation of the Company's assets is computed using the straight-line method over the estimated useful lives of up to 40 years for buildings, 15 years for land improvements, five years for furniture, fixtures and equipment, and the shorter of the useful life or the remaining lease term for leasehold interests.
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
Restricted Cash
Restricted cash consists of amounts required under mortgage agreements for future capital improvements to owned assets, future interest and property tax payments and cash flow deposits while subject to mortgage agreement restrictions. For purposes of the statement of cash flows, changes in restricted cash caused by changes to the amount needed for future capital improvements are treated as investing activities, changes related to future debt service payments are treated as financing activities, and changes related to real estate tax payments and excess cash flow deposits are treated as operating activities.
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
September 30, 2015
(Unaudited)

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
During the quarter ended June 30, 2015, upon the acquisition of an additional equity interest in the HGI Blacksburg JV, the Company concluded that it was the primary beneficiary, with the power to direct activities that most significantly impact its economic performance, and therefore consolidated the entity in its condensed consolidated financial statements subsequent to the acquisition (See Note 3 - Business Combinations).
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
Income Taxes
The Company qualified to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, commencing with its tax year ended December 31, 2014. In order to qualify as a REIT, the Company must annually distribute to its stockholders 90% of its REIT taxable income (which does not equal net income as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding net capital gain, and must comply with various other organizational and operational requirements. The Company will generally not be subject to federal corporate income tax on the portion of its REIT taxable income that it distributes to its stockholders. The Company may be subject to certain state and local taxes on its income, property tax and federal income and excise taxes on its undistributed income. The Company's hotels are leased to taxable REIT subsidiaries ("TRSs") which are wholly owned subsidiaries of the OP. The TRSs are subject to federal, state and local income taxes.
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
September 30, 2015
(Unaudited)

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
Advertising Costs
Advertising costs for hotel operations are expensed as incurred, and are reflected in other property-level operating expenses in the condensed consolidated statements of operations and comprehensive income (loss). Advertising expense was $3.8 million for the three months ended September 30, 2015, and $0.1 million for the three months ended September 30, 2014. Advertising expense was $9.1 million for the nine months ended September 30, 2015, and $0.3 million combined between the Predecessor and the Company for the nine months ended September 30, 2014.
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

	September 30, 2015	December 31, 2014
Trade receivables	$6,356	$1,388
Allowance for doubtful accounts	(822)	(45)
Trade receivables, net of allowance	$5,534	$1,343
Reportable Segments

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED/COMBINED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

The Company's assets are all located in the United States. The Company has determined that it has one reportable segment, with activities related to investing in real estate. The Company’s investments in real estate generate room revenue and other income through the operation of the properties, which comprise 100% of the total consolidated revenues. Management evaluates the operating performance of the Company’s investments in real estate on an individual property level, none of which represent a reportable segment.
Derivative Transactions
The Company at certain times enters into derivative instruments to hedge exposure to changes in interest rates. The Company’s derivatives as of September 30, 2015, consist of two interest rate cap agreements entered into in connection with the closing of the acquisition of the Grace Portfolio, which help to mitigate the Company’s exposure to increasing borrowing costs under floating rate indebtedness. The Company has elected not to designate its interest rate cap agreements as cash flow hedges. The impact of the interest rate caps for the three and nine month periods ended September 30, 2015, to the condensed consolidated financial statements was immaterial.
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
September 30, 2015
(Unaudited)

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

In September 2015, the FASB issued ASU 2015-16 Business Combinations ("ASU 2015-16"), which require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. ASU 2015-16 also requires the acquirer to record in the same period's financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects as a result of the change to the acquisition date. Finally, this ASU 2015-16 requires an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The new standard is effective for the Company on January 1, 2016, including interim periods within that fiscal year. Early application is permitted. The adoption of ASU 2015-16 is not expected to have a material effect on the Company’s consolidated financial statements.

Note 3 - Business Combinations
Barceló Portfolio: On March 21, 2014, the Company acquired the Barceló Portfolio through fee simple, leasehold and joint venture interests. The aggregate purchase price of the Barceló Portfolio was approximately $110.1 million, exclusive of closing costs. The Barceló Portfolio consists of (i) three wholly owned hotel assets, the Baltimore Courtyard Inner Harbor Hotel (the "Baltimore Courtyard"), the Courtyard Providence Downtown Hotel (the "Providence Courtyard") and the Homewood Suites by Hilton Stratford (the "Stratford Homewood Suites"); (ii) one leased asset, the Georgia Tech Hotel & Conference Center and (iii) equity interests in two joint ventures that each own one hotel, the Westin Virginia Beach and the Hilton Garden Inn Blacksburg.
Grace Acquisition: On February 27, 2015, the Company acquired the Grace Portfolio through fee simple or leasehold interests in 116 hotels from certain subsidiaries of Whitehall Real Estate Funds, an investment arm controlled by The Goldman Sachs Group, Inc.
The aggregate purchase price under the purchase agreement was $1.808 billion, exclusive of closing costs and subject to certain adjustments at closing. After adjustments, the net purchase price was $1.800 billion. Approximately $220.7 million of the purchase price was satisfied with cash on hand, approximately $904.2 million (fair value on the acquisition date) through the assumption of existing mortgage and mezzanine indebtedness (comprising the "Assumed Grace Mortgage Loan" and the "Assumed Grace Mezzanine Loan", collectively, the "Assumed Grace Indebtedness") and approximately $227.0 million through additional mortgage financing (the "Original Additional Grace Mortgage Loan" and, together with the Assumed Grace Indebtedness, the "Grace Indebtedness"). The Assumed Grace Mortgage Loan had a fair value on the acquisition date of $802.3 million, and carries an interest rate of London Interbank Offered Rate ("LIBOR") plus 3.29%, and the Assumed Grace Mezzanine Loan had a fair value on the acquisition date of $101.9 million and carries an interest rate of LIBOR plus 4.77%, for a combined weighted average interest rate of LIBOR plus 3.46%. The Assumed Grace Indebtedness is secured by 96 of the 116 hotels in the Grace Portfolio and is scheduled to mature on May 1, 2016, subject to three (one-year) extension rights which, if all three are exercised, would result in an outside maturity date of May 1, 2019. The Original Additional Grace Mortgage Loan is secured by 20 of the 116 hotels in the Grace Portfolio and an additional hotel property in the Barceló Portfolio. The Original Additional Grace Mortgage Loan is scheduled to mature on March 6, 2017, subject to a one-year extension right, which, if exercised, would result in an outside maturity date of March 6, 2018 and carries an interest rate equal to the greater of (i) a floating rate of interest equal to LIBOR plus 6.00% and (ii) 6.25%. In October 2015, the Company refinanced the Original Additional Grace Mortgage Loan (See Note 13 - Subsequent Events).
In addition, the remaining $447.1 million of the contract purchase price was satisfied by the issuance of the preferred equity interests (the "Grace Preferred Equity Interests") in two newly-formed Delaware limited liability companies, ARC

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED/COMBINED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

Hospitality Portfolio I Holdco, LLC and ARC Hospitality Portfolio II Holdco, LLC, (the "Holdco entities") each of which is an indirect subsidiary of the Company and an indirect owner of the Grace Portfolio. The holders of the Grace Preferred Equity Interests are entitled to monthly distributions at a rate of 7.50% per annum for the first 18 months following closing and 8.00% per annum thereafter. On liquidation of the Holdco entities, the holders of the Grace Preferred Equity Interests are entitled to receive their original value (as reduced by redemptions) prior to any distributions being made to the Company or the Company's shareholders. Beginning in April 2015, the Company became obligated to use 35% of any IPO proceeds to redeem the Grace Preferred Equity Interests at par, up to a maximum of $350.0 million in redemptions for any 12-month period. As of September 30, 2015, the Company has redeemed $90.8 million of the Grace Preferred Equity Interests, resulting in $356.3 million of liquidation value remaining outstanding under the Grace Preferred Equity Interests.
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

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED/COMBINED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

Pro-forma	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Revenues	$132,852	$122,080	$385,080	$356,061
Net income (loss)	$(5,082)	$(2,078)	$(13,322)	$(7,686)
Included in the pro-forma table above are the following expense adjustments to account for differences between the Company's estimates and amounts actually incurred by the seller: a reduction in management fees of $1.2 million and $5.8 million, a reduction in depreciation and amortization of $3.4 million and $15.5 million, and additional interest expense of $5.5 million and $24.6 million, for the nine months ended September 30, 2015 and September 30, 2014, respectively. Additionally, in the first quarter ended March 31, 2015, there was an adjustment to reduce acquisition and transaction related costs for $37.3 million. Revenue and net loss attributable to the Grace Portfolio included in our condensed consolidated statement of operations since the date of acquisition was $284.9 million and $2.5 million, respectively.
HGI Blacksburg JV: On May 20, 2015, the Company acquired an additional equity interest in the HGI Blacksburg JV, increasing its percentage ownership to 56.5% from 24.0%. As a result of this transaction, the Company concluded that it was the primary beneficiary, with the power to direct activities that most significantly impact economic performance of the HGI Blacksburg JV, and therefore consolidated the entity in its condensed consolidated financial statements subsequent to the acquisition. The purchase price of the additional equity interest was approximately $2.2 million, exclusive of closing costs. The joint venture asset holds one hotel, the Hilton Garden Inn Blacksburg. The impact of the acquisition on the consolidated financial statements was immaterial as of September 30, 2015.
SWN Acquisitions: In June 2015, the Company entered into the SWN Acquisitions, a series of agreements to acquire an aggregate of 44 hotels from three different independent parties for an aggregate contract purchase price of $739.8 million. On October 15, 2015, the Company completed the acquisition of 10 hotels from affiliates of Summit Hotel Properties, Inc. (the "First Summit Closing") for $150.1 million, and on November 2, 2015, the Company completed the acquisition of two hotels from affiliates of Noble Investment Group, LLC (the "First Noble Closing") for $48.6 million. The Company expects to complete the acquisitions of the remaining 32 hotels pursuant to the SWN Acquisitions in six separate closings, which are scheduled to occur during the fourth quarter of 2015 and the first quarter of 2016. The Company has certain rights to postpone various of the closings. Following the completion of the First Summit Closing and the First Noble Closing, the Company has approximately $61.9 million in deposits with respect to the remaining acquisitions that will be used to pay a portion of the consideration due at closing. The remaining consideration due at the closings is expected to be funded, similar to the First Summit Closing and the First Noble Closing by a combination of proceeds from the Company's ongoing Offering and mortgage debt financing pursuant to advances under the Term Loan. (See Note 5 - Mortgage Notes Payable). Although the Company has entered into agreements relating to the acquisition of the remaining 32 hotels, these agreements and the acquisitions thereunder are subject to conditions, and there can be no assurance that the Company will be able to consummate the acquisition of any or all of the hotels in these portfolios on the currently contemplated terms or at all. (See Note 13 - Subsequent Events).

Note 4 - Leases
In connection with its acquisitions the Company has assumed various lease agreements. These lease agreements primarily comprise one operating lease and nine ground leases. The following table summarizes the Company's future minimum rental commitments under these leases (in thousands).

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED/COMBINED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

	Minimum Rental Commitments	Amortization of Below Market Lease Intangible to Rent Expense

For the three months ended December 31, 2015	$1,296	$100
Year ended December 31, 2016	5,191	399
Year ended December 31, 2017	5,209	399
Year ended December 31, 2018	5,216	399
Year ended December 31, 2019	5,225	399
Thereafter	92,232	8,631
Total	$114,369	$10,327

The Company has allocated values to certain above and below-market lease intangibles based on the difference between market rents and rental commitments under the leases. During the three months ended September 30, 2015 and September 30, 2014, and the nine months ended September 30, 2015 and September 30, 2014, amortization of below-market lease intangibles, net, to rent expense was $0.1 million and $0.1 million, and $0.3 million and $0.2 million respectively. Rent expense for the three months ended September 30, 2015 and September 30, 2014 was $1.8 million and $1.3 million, respectively. Rent expense for the nine months ended September 30, 2015 and September 30, 2014 was $4.4 million and $3.6 million, respectively. Included in the prior year period is rent expense recognized by the Predecessor.

Note 5 - Mortgage Notes Payable
The Company’s mortgage notes payable as of September 30, 2015 and December 31, 2014 consist of the following, respectively (in thousands):

	Outstanding Mortgage Note Payable
Encumbered Properties	September 30, 2015	December 31, 2014	Interest Rate	Payment	Maturity
Baltimore Courtyard & Providence Courtyard	$45,500	$45,500	4.30%	Interest Only, Principal paid at Maturity	April 2019
Hilton Garden Inn Blacksburg Joint Venture	$10,500	—	4.31%	Interest Only, Principal paid at Maturity	June 2020
Assumed Grace Mortgage Loan - 96 properties in Grace Portfolio	$801,676	—	LIBOR plus 3.29%	Interest Only, Principal paid at Maturity	May 2016, subject to three, one year extension rights
Assumed Grace Mezzanine Loan - 96 properties in Grace Portfolio	$102,364	—	LIBOR plus 4.77%	Interest Only, Principal paid at Maturity	May 2016, subject to three, one year extension rights
Original Additional Grace Mortgage Loan - 20 properties in Grace Portfolio and the Stratford Homewood Suites (1)	$227,000	—	The greater of (i) 6.00% plus LIBOR or (ii) 6.25%	Interest Only, Principal paid at Maturity	March 2017, subject to a one year extension right
Total	$1,187,040	$45,500
_____________
(1)The Original Additional Grace Mortgage Loan was refinanced to reduce and fix the interest rate and extend the maturity in October 2015. (See Note 13 - Subsequent Events)

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED/COMBINED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

The Assumed Grace Mortgage Loan and the Assumed Grace Mezzanine Loan mature on May 1, 2016, subject to three (one-year) extension rights. The extensions on the Assumed Grace Mortgage Loan and the Assumed Grace Mezzanine Loan can only occur if certain conditions are met, including a condition with respect to the second and third extension terms that a minimum ratio of net operating income to debt outstanding be satisfied. There can be no assurance that we will be able to meet these conditions and extend these loans pursuant to their terms. The suspension of the Offering (see Note 13 - Subsequent Events) is not expected to have a negative impact on the ability of the Company to extend these loans. Interest expense related to the Company's mortgage notes payable for the nine months ended September 30, 2015 was $29.3 million. Interest expense related to the Company's mortgage notes payable for the three months ended September 30, 2015 was $12.7 million.

Interest expense related to the mortgage note payable attributable to the Successor for the three months ended September 30, 2014 and for the period from March 21 to September 30, 2014 was $0.5 million and $1.1 million, respectively. Interest expense attributable to the Predecessor, for the period from January 1 to March 20, 2014 was $0.5 million.

Deutsche Bank Term Loan Agreement

On August 21, 2015, the Company and the OP, as guarantors, and certain wholly owned subsidiaries of the OP (the "Borrowers"), as borrowers, entered into a Term Loan Agreement with Deutsche Bank AG New York Branch, as administrative agent and Deutsche Bank Securities Inc., as sole lead arranger and book-running manager. On October 15, 2015, the Company amended and restated the Term Loan Agreement (as so amended, the “Term Loan”) and made the initial draw down of borrowings of $96.9 million in connection with the First Summit Closing. On November 2, 2015, the Company drew down borrowings of $26.0 million in connection with the First Noble Closing. (See Note 13 - Subsequent Events).

The Term Loan provides for up to $450 million in financing (the “Loans”) at a rate equal to a base rate plus a spread of between 3.25% and 3.75% for Eurodollar rate Loans and between 2.25% and 2.75% for base rate Loans, depending on the aggregate debt yield and aggregate loan-to-value of the properties securing the Loans measured periodically. Prior to November 1, 2015, all spreads were 0.5% less than they will be during the rest of the term. The Loans have been, and will continue to be, funded on a delayed draw basis in up to eleven advances, which may be used to fund closing consideration required to complete the SWN Acquisitions, or for general working capital purposes. Each advance is subject to customary funding conditions and there can be no assurance that all, or any, of the advances will be funded.

The Term Loan has a term of three years, with two one-year extension options, and is secured by the fee interest in the hotels as and when they are acquired. No advance may exceed the least of (i) 65% of the aggregate appraised value of the hotels pledged as collateral, (ii) 65% of the aggregate purchase price of the hotels pledged as collateral, and (iii) the adjusted net operating income for the hotels pledged as collateral divided by 11.5%, and no advances may be made after June 30, 2016.

Pursuant to the Term Loan, the Borrowers agreed to make periodic payments into an escrow account with the administrative agent under the Term Loan (on behalf of the lenders) for future property improvements at the hotels expected to serve as collateral.

Certain limited recourse obligations of the Borrowers under the Term Loan are guaranteed by the OP and the Company. The Company and the OP have also agreed to guarantee the first half of property improvement escrows required to be funded pursuant to the Term Loan.

The Term Loan includes the following financial covenants: minimum debt service coverage ratio applicable to the Borrowers, minimum consolidated net worth applicable to the Company, and minimum consolidated liquidity applicable to the Company.

Note 6 - Promissory Notes Payable
The Company’s promissory notes payable as of September 30, 2015 and December 31, 2014 were as follows (in thousands):

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED/COMBINED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

	Outstanding Promissory Notes Payable
Note Payable and Use of Proceeds	September 30, 2015	December 31, 2014	Interest Rate	Payment	Maturity
Barceló Promissory Note for acquisition of Barceló Portfolio	$—	$63,074	6.8%	Interest Only	See below
Property Improvement Plan Promissory Note	$—	$1,775	4.5%	Interest Only	March 2019

The promissory note the Company executed in favor of BCC in connection with the acquisition of the Barceló Portfolio (as amended, the "Barceló Promissory Note"), which had a maturity date of within 10 business days after the date the Company raised $70.0 million in common equity from the Offering after the closing of the Grace Acquisition, and payment of all acquisition related expenses which include payments to the Advisor and affiliates, matured and was repaid in full during the second quarter ended June 30, 2015. Also during the second quarter ended June 30, 2015, the Company repaid in full the Property Improvement Plan Promissory Note of $1.8 million. The Property Improvement Plan Promissory Note was payable to Crestline (see Note 11 - Related Party Transactions and Arrangements).

There was no interest expense related to the Company's promissory notes payable for the three months ended September 30, 2015. For the three months ended September 30, 2014, there was $1.3 million in interest expense. Interest expense related to the Company's promissory notes payable for the nine months ended September 30, 2015 and the nine months ended September 30, 2014 were $1.4 million and $2.5 million, respectively.

Note 7 - Accounts Payable and Accrued Expenses
The following is a summary of the components of accounts payable and accrued expenses (in thousands):

	September 30, 2015	December 31, 2014
Trade accounts payable and accrued expenses	$52,893	$7,412
Contingent consideration from Barceló Portfolio (see Note 10)	663	2,384
Deferred payment for Barceló Portfolio (see Note 10)	—	3,471
Hotel accrued salaries and related liabilities	7,571	952
Total	$61,127	$14,219
Note 8 - Common Stock

The Company had 30,668,065 shares and 10,163,206 shares of common stock outstanding and had received total gross proceeds of $762.6 million and $252.9 million as of September 30, 2015 and December 31, 2014, respectively, including shares issued under the DRIP.
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
September 30, 2015
(Unaudited)

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
When a stockholder requests a repurchase and the repurchase is approved, the Company will reclassify such obligation from equity to a liability based on the settlement value of the obligation. Shares purchased under the SRP will have the status of authorized but unissued shares. As of September 30, 2015, there had been redemptions of $0.9 million. As of December 31, 2014, there had been no redemptions.
Distribution Reinvestment Plan (DRIP)
Pursuant to the DRIP, stockholders may elect to reinvest distributions by purchasing shares of common stock in lieu of receiving cash. No dealer manager fees or selling commissions are paid with respect to shares purchased pursuant to the DRIP. Participants purchasing shares pursuant to the DRIP have the same rights and are treated in the same manner as if such shares were issued pursuant to the primary Offering. The board of directors may designate that certain cash or other distributions be excluded from the DRIP. The Company has the right to amend or suspend any aspect of the DRIP or terminate the DRIP with ten days’ notice to participants. Shares issued under the DRIP are recorded to equity in the accompanying balance sheets in the period distributions are paid. There were 544,748 shares issued under the DRIP as of September 30, 2015 and 63,998 shares issued under the DRIP as of December 31, 2014.
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

	September 30, 2015
	Carrying Amount	Fair Value
Mortgage notes payable	$1,187,040	$1,197,487
The fair value of the mortgage notes payable were determined using the discounted cash flow method and applying current market rates and is classified as level 3 under the fair value hierarchy. As described in Note 10 - Commitments and Contingencies, the carrying amount of the contingent consideration was remeasured to fair value as of September 30, 2015.
Note 10 - Commitments and Contingencies
Litigation

In the ordinary course of business, the Company may become subject to litigation, claims and regulatory matters. There are no material legal or regulatory proceedings pending or known to be contemplated against the Company.

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED/COMBINED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

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
Contingent Consideration
Included as part of the acquisition of the Barceló Portfolio is a contingent consideration payable to BCC based on the operating results of the Baltimore Courtyard, Providence Courtyard and Stratford Homewood Suites. The amount payable is calculated by applying a contractual capitalization rate to the excess earnings before interest, taxes, depreciation and amortization earned in the second year after the acquisition over an agreed upon target. In the second quarter ended June 30, 2015, the Company revised its forecast due to civil unrest in Baltimore, which impacted the results of the Baltimore Courtyard, resulting in a decrease in the contingent consideration payable of $1.9 million. In the third quarter ended September 30, 2015, the Company further revised its forecast resulting in a increase in the contingent consideration payable of $0.2 million. The change in the contingent consideration payable is reflected in other income in the condensed consolidated statements of operations and comprehensive income (loss) for the three and nine month periods ended September 30, 2015. The contingent consideration payable as of September 30, 2015 is $0.7 million.
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
Note 11 - Related Party Transactions and Arrangements
As of September 30, 2015, the Special Limited Partner owned 8,888 shares of the Company’s outstanding common stock. Additionally, as of September 30, 2015, AR Capital, LLC ("ARC"), the parent of the Sponsor, owned 22,222 shares of the Company's outstanding common stock.
The Advisor and its affiliates are entitled to a variety of fees, and may incur and pay costs and fees on behalf of the Company for which they are entitled to reimbursement. The Company had a payable due to affiliates related to operating, acquisition, financing and offering costs of $4.2 million and $7.0 million as of September 30, 2015 and December 31, 2014, respectively.
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
The table below shows the commissions and fees incurred from and payable to the Dealer Manager for the Offering during the three months ended September 30, 2015 and 2014, the nine months ended September 30, 2015 and 2014, and the associated payable as of September 30, 2015 and December 31, 2014, which is recorded in due to affiliates on the Company's condensed consolidated balance sheets (in thousands):

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED/COMBINED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Payable as of
	2015	2014	2015	2014	September 30, 2015	December 31, 2014
Total commissions and fees incurred from the Dealer Manager	$13,289	$9,926	$47,914	$11,763	$241	$153
The Advisor and its affiliates are paid compensation and/or receive reimbursement for services relating to the Offering, including transfer agency services provided by American National Stock Transfer, LLC, an affiliate of the Dealer Manager. The Company is responsible for the Offering and related costs (excluding selling commissions and dealer manager fees) up to a maximum of 2.0% of gross proceeds received from the Offering, measured at the end of the Offering. Offering costs in excess of the 2.0% cap as of the end of the Offering are the Advisor’s responsibility. As of September 30, 2015, Offering and related costs (excluding selling commissions and dealer manager fees) exceeded 2.0% of gross proceeds received from the Offering by $6.1 million. As of December 31, 2014, Offering and related costs (excluding selling commissions and dealer manager fees) exceeded 2.0% of gross proceeds received from the Offering by $2.4 million.
All Offering costs incurred by the Company or its affiliated entities on behalf of the Company have been recorded as a reduction to additional paid-in-capital on the accompanying condensed consolidated balance sheets. The table below shows compensation and reimbursements incurred and payable to the Advisor and its affiliates for services relating to the Offering during the three months ended September 30, 2015, and the three months ended September 30, 2014, the nine months ended September 30, 2015 and the nine months ended September 30, 2014, and the associated amounts payable as of September 30, 2015 and December 31, 2014, which is recorded in due to affiliates on the Company’s consolidated balance sheets (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,		Payable as of
	2015	2014	2015	2014	September 30, 2015	December 31, 2014
Total compensation and reimbursement for services provided by the Advisor and its affiliates related to the Offering	$4,045	$541	$13,979	$1,652	$436	$1,885
Fees Paid in Connection With the Operations of the Company
Fees Paid to the Advisor
The Advisor receives an acquisition fee of 1.5% of (A) the contract purchase price of each acquired property and (B) the amount advanced for a loan or other investment. The Advisor may also be reimbursed for expenses incurred in the process of acquiring properties, in addition to third-party costs the Company may pay directly to, or reimburse the Advisor for. Additionally, the Company may reimburse the Advisor for legal expenses it or its affiliates directly incur in the process of acquiring properties in an amount not to exceed 0.1% of the contract purchase price of the Company’s assets acquired. Once the proceeds from the Offering have been fully invested, the aggregate amount of acquisition fees and financing coordination fees (as described below) may not exceed 1.9% of the contract purchase price, for any new investments, including reinvested proceeds, and the amount advanced for a loan or other investment, for all the assets acquired. In no event will the total of all acquisition fees, acquisition expenses and any financing coordination fees (as described below) payable with respect to the Company's total portfolio of investments, calculated after the close of the Offering and once the Company has invested substantially all the proceeds of the Offering, exceed 4.5% of (A) the contract purchase price of all of the Company's properties and (B) the amount advanced for all of the Company's loans or other investments. Fees paid to the Advisor related to acquisitions are reported as a component of net income (loss) in the period incurred.
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
September 30, 2015
(Unaudited)

the amount available and/or outstanding under such financing, subject to certain limitations. Fees paid to the Advisor related to debt financings are deferred and amortized over the term of the related debt instrument.
The table below presents the acquisition and financing coordination fees charged by the Advisor in connection with the operations of the Company for the three months ended September 30, 2015 and 2014, the nine months ended September 30, 2015 and 2014, and the associated payable as of September 30, 2015 and December 31, 2014, which is recorded in due to affiliates on the Company's condensed consolidated balance sheets (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,		Payable as of
	2015	2014	2015	2014	September 30, 2015	December 31, 2014
Acquisition fees	$—	$—	$27,203	$1,598	$—	$—
Acquisition cost reimbursements	$—	$—	$1,808	$—	$—	$—
Financing coordination fees	$3,375	$—	$15,254	$815	$—	$—
	$3,375	$—	$44,265	$2,413	$—	$—

For asset management services provided by the Advisor, the Company issues an asset management subordinated participation to the Advisor by causing the OP to issue (subject to periodic approval by the board of directors) to the Advisor a number of performance-based restricted, forfeitable partnership units of the OP (designated as “Class B Units”) on a quarterly basis in an amount equal to:

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
The restricted Class B Units do not become unrestricted Class B Units until certain performance conditions are satisfied, including until the adjusted market value of the OP’s assets plus applicable distributions equals or exceeds the aggregate capital contributed by investors plus an amount equal to a 6.0% cumulative, pre-tax, non-compounded annual return to investors, and the occurrence of a sale of all or substantially all of the OP’s assets, a listing of the Company’s common stock, or a termination of the advisory agreement without cause. Asset management services were performed by the Advisor for the nine months ended September 30, 2015, and 361,226 Class B Units have been issued as of September 30, 2015.
Following amendments to the Company's agreement with the Advisor and the limited partnership agreement of the OP on November 11, 2015, the Company is now required to pay asset management fees, which may be in cash (subject to certain coverage limitations during the pendency of the Offering), shares of the Company's common stock or a combination of both, at the Advisor’s election, on a monthly basis effective October 1, 2015, and Class B Units will no longer be issued to the Advisor with respect to periods commencing on or after September 30, 2015 . (See Note 13 - Subsequent Events).
Fees Paid to the Property Manager

The Company pays a property management fee of up to 4.0% of the monthly gross receipts from the Company's properties to the Property Manager. The Property Manager, in turn, pays a portion of the property management fees to Crestline or a third-

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED/COMBINED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

party sub-property manager, as applicable. The Company also reimburses Crestline or a third-party sub-property manager, as applicable, for property level expenses, as well as fees and expenses of such sub-property manager. However, the Company will not reimburse such sub-property managers for general overhead costs or for the wages and salaries and other employee-related expenses of employees of such sub-property managers, other than employees or subcontractors who are engaged in the on-site operation, management, maintenance or access control of the Company’s properties, and, in certain circumstances, who are engaged in off-site activities.

The Company also will pay to Crestline an annual incentive fee equal to 15% of the amount by which the operating profit from the properties managed by Crestline for such fiscal year (or partial fiscal year) exceeds 8.5% of the total investment of such properties. The Company may, in the future, pay similar fees to third-party sub-property managers. No incentive fee was payable by the Company during either of the three months ended or nine months ended September 30, 2015 or 2014.

For these purposes, “total investment” means the sum of (i) the price paid to acquire the property, including closing costs, conversion costs, and transaction costs; (ii) additional invested capital; and (iii) any other costs paid in connection with the acquisition of the property, whether incurred pre- or post-acquisition.
The table below shows the management fees and reimbursable expenses incurred by the Company from Crestline or the Property Manager (and not payable to a third party sub-property manager) during the three and nine months ended September 30, 2015 and 2014, respectively, and the associated payable as of September 30, 2015 and December 31, 2014 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,		Payable as of
	2015	2014	2015	2014	September 30, 2015	December 31, 2014
Total management fees and reimbursable expenses incurred from Crestline	$2,631	$587	$6,564	$1,979	$896	$228
Total management fees incurred from Property Manager	$2,055	$85	$5,000	$181	$2,631	$20
Total	$4,686	$672	$11,564	$2,160	$3,527	$248

The Company paid Crestline interest on the Property Improvement Plan Promissory Note. In the second quarter ended June 30, 2015, the Company repaid in full the Property Improvement Plan Promissory Note of $1.8 million (see Note 6 - Promissory Notes Payable). The table below shows the interest expense incurred by the Company during the three and nine months ended September 30, 2015 and 2014, respectively, and the associated payable as of September 30, 2015 and December 31, 2014, which is recorded in due to affiliates on the condensed consolidated balances sheets (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,		Payable as of
	2015	2014	2015	2014	September 30, 2015	December 31, 2014
Interest related to the Property Improvement Plan Promissory Note	$—	$20	$21	$43	$—	$20

Fees Paid to Other Affiliates of the Advisor
The Company entered into an agreement with the Dealer Manager to provide strategic advisory services and investment banking services required in the ordinary course of the Company's business, such as performing financial analysis, evaluating publicly traded comparable companies and assisting in developing a portfolio composition strategy, a capitalization structure to optimize future liquidity options and structuring operations. The Company has recorded the payment of the costs associated with this agreement of $0.9 million in prepaid expenses and other assets on the Company's condensed consolidated balance sheets and amortizes the costs associated with this agreement over the estimated remaining life of the Offering.

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED/COMBINED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

RCS Advisory Services, LLC ("RCS Advisory") is paid compensation for services provided to the Company on behalf of the Advisor based on time and expenses incurred. Additionally, the Company entered into a $0.8 million agreement with RCS Advisory to provide transaction management services in connection with the Grace Acquisition, the full amount of which was accrued for at December 31, 2014, and was paid in full as of September 30, 2015.
The Company entered into an agreement with the Dealer Manager to provide strategic financial advice and assistance in connection with the Grace Acquisition, such as performing financial advisory and analysis services, due diligence and negotiation of the financial aspects of the acquisition. The Company was charged 0.25% of the total transaction value for these services and accrued $4.5 million as of December 31, 2014, and was paid in full as of September 30, 2015.
The table below presents related party fees and reimbursements charged by the Dealer Manager and RCS Advisory in connection with the operations of the Company for the nine months ended September 30, 2015 and 2014, respectively, and the associated payable as of September 30, 2015 and December 31, 2014 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,		Payable as of
	2015	2014	2015	2014	September 30, 2015	December 31, 2014
Transaction fees and expenses	$—	$2,160	$—	$3,170	$—	$4,645
Advisory and investment banking fee	$115	$115	$345	$345	$—	$—
Total related party fees and reimbursements	$115	$2,275	$345	$3,515	$—	$4,645
In order to increase operating cash flows and the ability to pay distributions from operating cash flows, the Advisor may elect to waive certain fees. Because the Advisor may waive certain fees, cash flow from operations that would have been paid to the Advisor may be available to pay distributions to stockholders. The fees that may be forgiven are not deferrals and accordingly, will not be paid to the Advisor. In certain instances, to improve the Company’s working capital, the Advisor may elect to absorb a portion of the Company’s general and administrative costs. No expenses were absorbed by the Advisor during the nine months ended September 30, 2015 and 2014, respectively.
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
The Advisor at its election may also contribute capital to enhance the Company’s cash position for working capital and distribution purposes. Any contributed capital amounts are not reimbursable to the Advisor. Further, any capital contributions are made without any corresponding issuance of common or preferred shares. There were no contributions to capital from the Advisor for the nine months ended September 30, 2015 and 2014, respectively.
Fees Paid in Connection with the Liquidation or Listing
The Company is required to pay the Advisor an annual subordinated performance fee calculated on the basis of the Company’s total return to stockholders, payable monthly in arrears, such that for any year in which the Company’s total return on stockholders’ capital exceeds 6.0% per annum, the Advisor will be entitled to 15.0% of the excess total return but not to exceed 10.0% of the aggregate total return for such year. This fee will be payable only upon the sale of assets, other disposition or refinancing of such assets, which results in the return on stockholders’ capital exceeding 6.0% per annum. No subordinated performance fees were incurred during the nine months ended September 30, 2015 and 2014, respectively.
The Company may pay a brokerage commission to the Advisor on the sale of property, not to exceed the lesser of 2.0% of the contract sale price of the property and 50.0% of the total brokerage commission paid if a third-party broker is also involved;

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED/COMBINED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

provided, however, that in no event may the real estate commissions paid to the Advisor, its affiliates and unaffiliated third parties exceed the lesser of 6.0% of the contract sales price and a reasonable, customary and competitive real estate commission, in each case, payable to the Advisor if the Advisor or its affiliates, as determined by a majority of the independent directors, provided a substantial amount of services in connection with the sale. No such fees were incurred during the nine months ended September 30, 2015 and 2014, respectively.
The Special Limited Partner will be entitled to receive a subordinated participation in the net sales proceeds of the sale of real estate assets of 15.0% of the remaining net sale proceeds after return of capital contributions to investors plus payment to investors of a 6.0% cumulative, pre-tax, non-compounded annual return on the capital contributed by investors. The Special Limited Partner will not be entitled to the subordinated participation in net sale proceeds unless the Company’s investors have received a 6.0% cumulative non-compounded return on their capital contributions plus the return of their capital. No such participation became due and payable during the nine months ended September 30, 2015 and 2014, respectively.
If the common stock of the Company is listed on a national exchange, the Special Limited Partner will be entitled to receive a subordinated incentive listing distribution of 15.0% of the amount by which the Company’s market value plus distributions exceeds the aggregate capital contributed by investors plus an amount equal to a 6.0% cumulative, pre-tax, non-compounded annual return on their capital contributions. The Special Limited Partner will not be entitled to the subordinated incentive listing distribution unless investors have received a 6.0% cumulative, pre-tax non-compounded annual return on their capital contributions. No such distributions were incurred during the nine months ended September 30, 2015 and 2014, respectively. Neither the Special Limited Partner nor any of its affiliates can earn both the subordinated participation in the net sale proceeds and the subordinated incentive listing distribution.
Upon termination or non-renewal of the advisory agreement with the Advisor, with or without cause, the Special Limited Partner, through its controlling interest in the Advisor, will be entitled to receive distributions from the OP equal to 15.0% of the amount by which the sum of the Company’s market value plus distributions exceeds the sum of the aggregate capital contributed by investors plus an amount equal to a 6.0% cumulative, pre-tax, non-compounded annual return to investors. The Special Limited Partner may elect to defer its right to receive a subordinated distribution upon termination until either a listing on a national securities exchange or other liquidity event occurs. No such distributions were incurred during the nine months ended September 30, 2015 and 2014, respectively.
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
Sales of Common Stock
Subsequent to the quarter ended September 30, 2015, and through October 1, 2015, the Company raised additional gross proceeds, including proceeds from shares issued under the DRIP, of $81.4 million, and issued common stock, including unvested restricted shares and shares issued under the DRIP, of 3.2 million.
SWN Acquisitions
In June 2015, the Company entered into the SWN Acquisitions, a series of agreements to acquire an aggregate of 44 hotels from three different independent parties for an aggregate contract purchase price of $739.8 million. On October 15, 2015, the Company completed the First Summit Closing and acquired 10 hotels for $150.1 million, and on November 2, 2015, the Company completed the First Noble Closing and acquired two hotels for $48.6 million. The Company expects to complete the

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED/COMBINED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

acquisitions of the remaining 32 hotels in six separate closings, which are scheduled to occur during the fourth quarter of 2015 and the first quarter of 2016. Following the completion of the First Summit Closing and the First Noble Closing, the Company has approximately $61.9 million in deposits with respect to the remaining acquisitions that will be used to pay a portion of the consideration due at closing. The remaining consideration due at the closings is expected to be funded, similar to the First Summit Closing and the First Noble Closing, by a combination of proceeds from the Company's ongoing Offering and mortgage debt financing pursuant to advances under the Term Loan. (See Note 5 - Mortgage Notes Payable). Although the Company has entered into agreements relating to the acquisition of the remaining 32 hotels, these agreements and the acquisitions thereunder are subject to conditions, and there can be no assurance that the Company will be able to consummate the acquisition of any or all of the hotels in these portfolios on the currently contemplated terms or at all.
Summit Portfolio:
On June 2, 2015, the Company through a wholly owned subsidiary of the OP, entered into two separate agreements to purchase fee simple interests in an aggregate portfolio of 26 hotels containing an aggregate of 2,793 guest rooms, from affiliates of Summit Hotel Properties, Inc. (the "Summit Portfolio").
On October 15, 2015, the Company completed the First Summit Closing and acquired 10 hotels for an aggregate purchase price of $150.1 million, which was funded with $7.6 million previously paid as a deposit, $45.6 million from the proceeds of the Company's ongoing IPO, and $96.9 million from an advance under the Term Loan.
The aggregate cash purchase price for the remaining 16 hotels is approximately $197.3 million, subject to closing prorations and other adjustments. The remaining 16 hotels are expected to be purchased in two separate closings which are scheduled to occur by March 31, 2016. The acquisition of the hotels that are the subject of any particular closing are not conditioned on the acquisition of the other hotels at that closing, or any other closing. In addition, the Company has the right to terminate the applicable agreement with respect to a particular hotel under certain circumstances, including if there are title issues or material casualties or condemnations involving a particular hotel. Upon the completion of the First Summit Closing, the Company has approximately $27.5 million remaining in deposits with respect to the remaining Summit Portfolio acquisitions.
Wheelock Portfolio:
On June 2, 2015, the Company through a wholly owned subsidiary of the OP, entered into an agreement to purchase the fee simple interests in a portfolio of five hotels containing 565 guestrooms, from affiliates of Wheelock Real Estate Fund, L.P. (the "Wheelock Portfolio"). The five hotels are expected to be purchased in the fourth quarter of 2015.
The aggregate cash purchase price for the Wheelock Portfolio is approximately $92.4 million, subject to closing prorations and other adjustments. As of September 30, 2015 the Company has made deposits of $8.0 million with respect to the Wheelock Portfolio.
Noble Portfolio:
On June 15, 2015, the Company, through a wholly owned subsidiary of the OP, entered into 13 separate but substantially identical agreements to purchase the fee simple interests in an aggregate portfolio of 13 hotels containing an aggregate of 1,913 guest rooms from affiliates of Noble Investment Group, LLC (the "Noble Portfolio").
On November 2, 2015, the Company completed the acquisition of the First Noble Closing for an aggregate purchase price of $48.6 million, which was funded with $3.6 million previously paid as a deposit, $19.0 million from the proceeds of the Company's ongoing IPO, and $26.0 million from an advance under the Term Loan. The remaining 11 hotels in the Noble Portfolio are scheduled to close in three separate closings, which are expected to occur by March 31, 2016. The Company has certain rights to postpone the third and fourth Noble closings.
The aggregate cash purchase price for the remaining 11 hotels is approximately $251.4 million, subject to closing prorations and other adjustments. Upon the completion of the First Noble Closing, the Company has approximately $26.4 million remaining in deposits with respect to the remaining Noble Portfolio acquisitions.
Refinancing of Original Additional Grace Mortgage Loan
On October 6, 2015, the Company, through indirect wholly owned subsidiaries, entered into a Loan Agreement (the “Loan Agreement”) with Ladder Capital Finance LLC and German American Capital Corporation (together, the “Lenders”). Pursuant to the Loan Agreement, the Company borrowed $232 million from the Lenders (the “New Additional Grace Mortgage Loan”) at a fixed annual interest rate of 4.96% per annum with a maturity date in October 2020. The New Additional Grace Mortgage Loan provides for monthly payments of interest only with all principal outstanding due on the maturity date. The New

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED/COMBINED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

Additional Grace Mortgage Loan is secured by first mortgages on the Company’s fee interest in 21 hotel properties, including 20 hotels that were part of the Grace Portfolio and one additional hotel was part of the Barceló Portfolio. Proceeds from the New Additional Grace Mortgage Loan were used to repay the Original Additional Grace Mortgage Loan, which was secured by first mortgages on the same 21 hotels, bore a floating interest rate that could be no less than 6.25% per annum and had a maturity date in March 2017. (See Note 5 - Mortgage Notes Payable).
Sponsor Transactions
On November 9, 2015, ARC advised the Company that ARC and Apollo Global Management, LLC (NYSE: APO) (together with its consolidated subsidiaries, “Apollo”) have mutually agreed to terminate an agreement, dated as of August 6, 2015, pursuant to which Apollo would have purchased a controlling interest in a newly formed company that would have owned a majority of the ongoing asset management business of AR Capital, including the Advisor and the Sponsor.  The termination has no effect on the Company’s current management team.
Also on November 9, 2015, RCS Capital Corporation (“RCS Capital”), the parent of the Dealer Manager and a company under common control with ARC, and Apollo announced that they have mutually agreed to amend an agreement dated as of August 6, 2015, pursuant to which RCS Capital will sell its wholesale distribution business, including the Dealer Manager, to an affiliate of Apollo.  This transaction is subject to customary closing conditions and regulatory approvals and is expected to close early in the first quarter of 2016. American National Stock Transfer, LLC and RCS Advisory will remain as subsidiaries of RCS Capital.
Asset Management Fees
Following amendments to the Company's agreement with the Advisor and the limited partnership agreement of the OP on November 11, 2015, the Company is now required to pay asset management fees on a monthly basis effective October 1, 2015, and Class B Units will no longer be issued to the Advisor with respect to periods commencing on or after September 30, 2015. The asset management fee is payable on the first business day of each month in the amount of 0.0625% multiplied by the cost of assets (until the NAV pricing date, then the lower of the cost of the Company's assets and the fair value of the Company's assets). The asset management fee is payable to the Advisor or its assignees in cash, in shares of the Company's common stock, or a combination of both, the form of payment to be determined in the sole discretion of the Advisor. However, until the Offering is completed, cash payment of the asset management fee will be deferred if the Company’s forecast of MFFO coverage (where the coverage is calculated as MFFO divided by the distribution payout) for the applicable period does not exceed 110% (the “Threshold Coverage”). The MFFO forecast coverage will be calculated on a monthly basis through December 2015 and will be calculated quarterly thereafter. Any deferred asset management fee will accrue and become payable in full as soon as the MFFO coverage exceeds the Threshold Coverage in the then current or subsequent period.
Once the Offering is completed, cash payment of the asset management fee will no longer be subject to the Threshold Coverage requirement although the Advisor will still be able to defer cash payment of the asset management fee to future periods at its election.
Massachusetts Complaint
On November 12, 2015, the Enforcement Section of the Massachusetts Securities Division filed an administrative complaint against Realty Capital Securities, LLC (“RCS”), an entity under common control with the parent of the Advisor and Sponsor. Neither the Company nor the Advisor is a named party in the administrative complaint. RCS serves as the dealer manager of the Offering and, together with its affiliates, provides certain services to the Company and the Advisor. The administrative complaint alleges fraudulent behavior in connection with proxy services provided by RCS to another program sponsored by the parent of the Sponsor. RCS has previously solicited proxies on behalf of the Company, although the Advisor has determined at this time that RCS will no longer provide such services to the Company.  The administrative complaint alleges that employees of RCS fabricated numerous shareholder proxy votes across multiple entities sponsored by the parent of the Sponsor but does not specifically refer to any actions taken in connection with any of the Company’s proxy solicitations.
Offering Suspension
On November 15, 2015, the Company’s board of directors, on the advice of the Advisor, authorized the suspension of the Offering effective December 31, 2015. There can be no assurance as to when, or if, the Company will resume the Offering, if at all.

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

•
All of our executive officers are also officers, managers and/or holders of a direct or indirect controlling interest in our Advisor, the dealer manager, Realty Capital Securities, LLC (the "Dealer Manager"), or other entities affiliated with AR Capital, LLC ("ARC"). As a result, our executive officers, our Advisor and its affiliates face conflicts of interest, including significant conflicts created by our Advisor's compensation arrangements with us and other investment programs advised by American Realty Capital affiliates and conflicts in allocating time among these investment programs and us. These conflicts could result in unanticipated actions.

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

•
In June 2015, we entered into a series of agreements to acquire an aggregate of 44 hotels from three different independent parties for an aggregate contract purchase price of $739.8 million (the "SWN Acquisitions"). During October and November, we acquired 12 of the 44 hotels, and our acquisition of the remaining 32 hotels remains pending. We may not, in whole or in part, complete the SWN Acquisitions that remain pending on the currently contemplated terms or at all.

•
We intend to use substantial available proceeds from our initial public offering of common stock (our “IPO” or our “Offering”) to reduce our borrowings, including borrowings made and preferred equity interests issued in connection with the acquisition of a portfolio of 116 hotel assets (the "Grace Portfolio"), to pay closing consideration in connection with 32 hotel assets of the SWN Acquisitions that remain pending, and to make capital expenditures, which may limit our ability to pay distributions from Offering proceeds or acquire additional properties.

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

•
There can be no assurance that we will be able to obtain the funds required to complete the SWN Acquisitions, or any future acquisitions, through draws under our existing mortgage loan agreements, which are subject to conditions and limitations in amount, proceeds from the Offering, which are dependent in part on the ability of the Dealer Manager to conduct the Offering, or another financing source, which may not be available on favorable terms or at all.

•	We incurred substantial indebtedness, which may have a material adverse effect on our financial condition and results of operations.

•
We may not generate cash flows sufficient to pay our distributions to stockholders, and, as such, we may be forced to borrow at higher rates or depend on our Advisor and its affiliates to waive reimbursements of certain expenses and fees to fund our operations and pay distributions.

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

•
Failure to realize the expected benefits of the acquisition of the Grace Portfolio and the SWN Acquisitions, within the anticipated timeframe or at all, or the incurrence of unexpected costs, could have a material adverse effect on our financial condition and results of operations and our ability to pay distributions from cash flow from operations.

•	We are subject to risks associated with any dislocations or liquidity disruptions that may exist or occur in the credit markets of the United States from time to time.

•
Our failure to continue to qualify to be treated as a real estate investment trust ("REIT") for U.S. federal income tax purposes which would result in higher taxes, may adversely affect operations and would reduce our net asset value ("NAV") and cash available for distributions.

All forward-looking statements should also be read in light of the risks identified in Item 1A of our Annual Report on Form 10-K.

Overview
American Realty Capital Hospitality Trust, Inc. was incorporated on July 25, 2013 as a Maryland corporation and qualified as a REIT beginning with the taxable year ended December 31, 2014. We were formed primarily to acquire lodging properties in the midscale limited service, extended stay, select service, upscale select service, and upper upscale full service segments within the hospitality sector. We have no limitation as to the number of franchise or license brands with which our hotels will be associated. All such properties may be acquired by us alone or jointly with another party. We may also originate or acquire first mortgage loans secured by real estate and invest in other real estate-related debt. In March 2014, we completed our first acquisition comprising investments in six hotels (the "Barceló Portfolio"), and in February 2015, we completed our second acquisition of the Grace Portfolio, comprising investments in 116 hotels. As of September 30, 2015, we had acquired or had an interest in a total of 122 properties. In June 2015, we entered into the SWN Acquisitions to acquire an aggregate of 44 hotels from three different independent parties for an aggregate contract purchase price of $739.8 million. In October and November 2015, we completed the acquisition of 12 of these hotels for an aggregate purchase price of $198.7 million, exclusive of closing costs.
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
Until the filing of our second quarterly financial filing with the SEC, pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act"), following the earlier to occur of (i) our acquisition of at least $2.0 billion in total investment portfolio assets or (ii) January 7, 2016 (the "NAV pricing date"), the per share purchase price in the IPO will be up to $25.00 per share (including the maximum allowed to be charged for commissions and fees) and shares issued under the DRIP will initially be equal to $23.75 per share, which is 95% of the initial per share offering price in the IPO. Thereafter, the per share purchase price will vary quarterly and will be equal to our NAV per share plus applicable commissions and fees in the case of the primary offering and the per share purchase price in the DRIP will be equal to the NAV per share. On February 3, 2014, we received and accepted subscriptions in excess of the minimum offering amount of $2.0 million in Offering proceeds, broke escrow and issued shares of common stock to the initial investors who were admitted as stockholders. As of September 30, 2015, we had 30.7 million shares of stock outstanding and had received total gross proceeds from the IPO of approximately $762.6 million, including shares issued under the DRIP.
Substantially all of our business is conducted through the OP. We are the sole general partner and hold substantially all of the units of limited partner interests in the OP ("OP Units"). Additionally, the Advisor contributed $2,020 to the OP in exchange for 90 OP Units, which represents a nominal percentage of the aggregate OP ownership. The holders of OP Units have the right to convert OP Units for the cash value of a corresponding number of shares of our common stock or, at the option of the OP, a corresponding number of shares of common stock in accordance with the limited partnership agreement of the OP. The remaining rights of the limited partner interests are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP's assets.
We have no direct employees. We have retained the Advisor to manage certain aspects of our affairs on a day-to-day basis. American Realty Capital Hospitality Properties, LLC or one of its subsidiaries (collectively, the "Property Manager"), serves as our property manager and the Property Manager has retained Crestline Hotels & Resorts, LLC ("Crestline"), an entity under common control with the parent of American Realty Capital IX, LLC (the "Sponsor") to provide services, including locating investments, negotiating financing and operating certain hotel assets in our portfolio. Our Dealer Manager, an entity under common control with the parent of the Sponsor, serves as the dealer manager of the Offering, and certain of its affiliates provide other services to us. The Advisor, American Realty Capital Hospitality Special Limited Partner, LLC, the Property Manager, Crestline and the Dealer Manager and its affiliates are related parties and receive fees, distributions and other compensation for services related to the Offering and the investment and management of our assets.
We, directly or indirectly through our taxable REIT subsidiaries ("TRSs"), enter into agreements with our Property Manager, which, in turn, engages Crestline or a third-party sub-property manager to manage our hotel properties. Crestline is a leading hospitality management company in the United States, and as of September 30, 2015, has 87 hotels and 13,523 rooms under management in 25 states and the District of Columbia. As of September 30, 2015, 53 of our hotels are managed by Crestline, and 69 of our hotels are managed by third-party sub-property managers.

The results of operations for the period ended September 30, 2015 are not necessarily indicative of results for the entire year or any subsequent interim period. Certain prior period amounts have been reclassified to conform to current period presentation.
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
In the quarter ended June 30, 2015, upon the acquisition of an additional equity interest in the HGI Blacksburg JV, we concluded that we were the primary beneficiary, with the power to direct activities that most significantly impact its economic performance, and therefore consolidated the entity in our condensed consolidated financial statements subsequent to the acquisition (See Note 3 - Business Combinations to our accompanying condensed consolidated financial statements included in this Quarterly Report on Form 10-Q).
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
Results of Operations
On February 27, 2015, we completed the acquisition of a portfolio of 116 hotel assets, the Grace Portfolio, which increased our hotel portfolio to a total 122 hotel assets. We completed our first acquisition of interests in six hotels, the Barceló Portfolio, on March 21, 2014. In June 2015, we entered into the SWN Acquisitions to acquire an aggregate of 44 hotels from three different independent parties. In October and November 2015, we completed the acquisition of 12 of these hotels, and we are scheduled to acquire the remaining 32 hotels in six separate closings over the next two quarters. See Note 3 - Business Combinations and Note 13 - Subsequent Events to our accompanying condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, for additional discussion of these transactions.
Following amendments to our agreement with the Advisor and the limited partnership agreement of the OP on November 11, 2015, we are now required to pay asset management fees, which may be in cash (subject to certain coverage limitations during the pendency of the Offering), shares of our common stock or a combination of both, at the Advisor’s election, on a monthly basis effective October 1, 2015, and Class B Units will no longer be issued to the Advisor with respect to periods commencing on or after September 30, 2015. Historically, the issuance of Class B Units was not reflected as an expense in our Condensed Consolidated/Combined Statements of Operations, except for the distributions made on the associated Class B Units. Beginning in the fourth quarter of 2015, our Condensed Consolidated/Combined Statements of Operations will include an expense for the asset management fee payable in cash, shares of our common stock or a combination thereof.
The following discussion compares our operating results for the three months ended September 30, 2015 and nine months ended September 30, 2015 to the comparable periods in 2014. Results for the nine months ended September 30, 2014 include results from the Barceló Portfolio (in such capacity, the "Predecessor") from January 1, 2014 to March 20, 2014.

Comparison of the Three Months Ended September 30, 2015 to the Three Months Ended September 30, 2014
Room revenues were $126.2 million for the three months ended September 30, 2015, compared to room revenues of $9.0 million for the three months ended September 30, 2014. The increase in room revenues was primarily due to the acquisition of the Grace Portfolio in February 2015. We generally expect that room revenues will make up a significant majority of our total revenues, therefore our revenue results will be highly dependent on maintaining and improving Occ and ADR, which drive RevPAR.
The following table presents operating information of the Barceló Portfolio and the Grace Portfolio for the periods in which we owned each.

	Three Months Ended
Total Portfolio	September 30, 2015	September 30, 2014
Number of rooms	14,924	1,181
Occ	79.3%	82.2%
ADR	$118.75	$148.03
RevPAR	$94.14	$121.66

The following table presents pro-forma operating information of the Barceló Portfolio and the Grace Portfolio as if we had owned each portfolio for the full periods presented.

	Three Months Ended
Pro forma	September 30, 2015	September 30, 2014
Number of rooms	14,924	14,922
Occ	79.3%	77.6%
ADR	$118.75	$113.15
RevPAR	$94.14	$87.79
RevPAR growth rate	7.2%

The pro-forma RevPAR growth rate for the three months ended September 30, 2015, compared to the three months ended September 30, 2014 was 7.2%, driven by growth in occupancy and ADR. Other non-room operating revenues for the portfolio include food and beverage, and other ancillary revenues such as conference center, market, parking, telephone and cancellation fees. Other non-room operating revenues, including the results of the Barceló Portfolio and the Grace Portfolio as if we had owned each portfolio for the full quarters ended September 30, 2015, and 2014, increased approximately 4.1%, over the prior year period.
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

Total hotel operating expenses, including the results of the Barceló Portfolio and the Grace Portfolio as if we had owned each portfolio for the full quarters ended September 30, 2015, and 2014, increased approximately 13.4%, over the prior year period.

Depreciation and amortization increased approximately $18.9 million for the third quarter of 2015, compared to the prior year, due primarily to the acquisition of the Grace Portfolio.

Interest expense increased approximately $21.0 million for the third quarter of 2015, compared to the prior year, due primarily to additional mortgage debt and the issuance of mandatorily redeemable preferred securities related to the acquisition of the Grace Portfolio.

Other income (expense) changed by approximately $0.2 million for the third quarter of 2015, compared to the prior year, due to the loss recorded related to the change in the fair value associated with the contingent consideration payable due in connection with the acquisition of the Barceló Portfolio.

Comparison of the Nine Months Ended 2015 to the Nine Months Ended 2014
Room revenues were $302.7 million for the nine months ended September 30, 2015, compared to room revenues of $24.5 million for the nine months ended September 30, 2014, including results from the Predecessor period. The increase in room revenues was primarily due to the acquisition of the Grace Portfolio in February 2015.
The following table presents operating information of the Barceló Portfolio (including Predecessor results), and the Grace Portfolio for the periods in which we owned each.

	Nine Months Ended
Total Portfolio	September 30, 2015	September 30, 2014
Number of rooms	14,924	1,181
Occ	79.0%	77.6%
ADR	$119.88	$142.00
RevPAR	$94.70	$110.18
The following table presents pro-forma operating information of the Barceló Portfolio and the Grace Portfolio as if we had owned each portfolio for the full periods presented.

	Nine Months Ended
Pro-forma	September 30, 2015	September 30, 2014
Number of rooms	14,924	14,922
Occ	77.0%	75.8%
ADR	$118.83	$112.71
RevPAR	$91.54	$85.40
RevPAR growth rate	7.2%

The pro-forma RevPAR growth rate for the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014, was 7.2%, driven by growth in occupancy and ADR. Other non-room operating revenues for the portfolio include food and beverage, and other ancillary revenues such as conference center, market, parking, telephone and cancellation fees. Other non-room operating revenues, including the results of the Barceló Portfolio and the Grace Portfolio as if we had owned each portfolio for the full years ended September 30, 2015, and 2014, increased approximately 8.1%, over the prior year period.
Total hotel operating expenses, including the results of the Barceló Portfolio and the Grace Portfolio as if we had owned each portfolio for the full years ended September 30, 2015, and 2014, increased approximately 11.0%, over the prior year period.

Depreciation and amortization increased approximately $43.5 million year-to-date 2015, compared to the prior year, due primarily to the acquisition of the Grace Portfolio.

Interest expense increased approximately $51.9 million year-to-date 2015, compared to the prior year, due primarily to additional mortgage debt and the issuance of mandatorily redeemable preferred securities related to the acquisition of the Grace Portfolio.

Other income (expense) changed by approximately $2.0 million year-to-date 2015, compared to the prior year, primarily due to the net gain recorded related to the change in the fair value associated with the contingent consideration payable due in connection with the acquisition of the Barceló Portfolio. The decrease in fair value was driven by the recent civil unrest in Baltimore, which impacted the results of the Baltimore Courtyard.
Funds from Operations and Modified Funds from Operations
The historical accounting convention used for real estate assets requires straight-line depreciation of buildings, improvements, and straight-line amortization of intangibles, which implies that the value of a real estate asset diminishes predictably over time. We believe that, because real estate values historically rise and fall with market conditions, including, but not limited to, inflation, interest rates, the business cycle, unemployment and consumer spending, presentations of operating results for a REIT using the historical accounting convention for depreciation and certain other items may not be fully informative.
Because of these factors, the National Association of Real Estate Investment Trusts (“NAREIT”), an industry trade group, has published a standardized measure of performance known as funds from operations (“FFO”), which is used in the REIT industry as a supplemental performance measure. We believe FFO, which excludes certain items such as real estate-related depreciation and amortization, is an appropriate supplemental measure of a REIT’s operating performance. FFO is not equivalent to our net income or loss as determined under GAAP.
We define FFO, a non-GAAP measure, consistent with the standards set forth in the White Paper on FFO approved by the Board of Governors of NAREIT, as revised in February 2004 (the “White Paper”). The White Paper defines FFO as net income or loss computed in accordance with GAAP, but excluding gains or losses from sales of property and real estate related impairments, plus real estate related depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures.
We believe that the use of FFO provides a more complete understanding of our performance to investors and to management, and, when compared year over year, reflects the impact on our operations from trends in occupancy rates, ADR, operating costs, general and administrative expenses, and interest costs, which may not be immediately apparent from net income.
Changes in the accounting and reporting promulgations under GAAP that were put into effect in 2009 subsequent to the establishment of NAREIT’s definition of FFO, such as the change to expense as incurred rather than capitalize and depreciate acquisition fees and expenses incurred for business combinations, have prompted an increase in cash-settled expenses, specifically acquisition fees and expenses, as items that are expensed under GAAP across all industries. These changes had a particularly significant impact on publicly registered, non-listed REITs, which typically have a significant amount of acquisition activity in the early part of their existence, particularly during the period when they are raising capital through ongoing initial public offerings.
Because of these factors, the Investment Program Association (the “IPA”), an industry trade group, has published a standardized measure of performance known as modified funds from operations (“MFFO”), which the IPA has recommended as a supplemental measure for publicly registered, non-listed REITs. MFFO is designed to be reflective of the ongoing operating performance of publicly registered, non-listed REITs by adjusting for those costs that are more reflective of acquisitions and investment activity, along with other items the IPA believes are not indicative of the ongoing operating performance of a publicly registered, non-listed REIT, such as straight-lining of rents as required by GAAP. We believe it is appropriate to use MFFO as a supplemental measure of operating performance because we believe that, when compared year over year, both before and after we have deployed all of our Offering proceeds and are no longer incurring a significant amount acquisitions fees or other related costs, it reflects the impact on our operations from trends in occupancy rates, ADR, operating costs, general and administrative expenses, and interest costs, which may not be immediately apparent from net income. MFFO is not equivalent to our net income or loss as determined under GAAP.
We define MFFO, a non-GAAP measure, consistent with the IPA’s Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations (the “Practice Guideline”) issued by the IPA in November 2010. The Practice Guideline defines MFFO as FFO further adjusted for acquisition and transaction related fees and expenses and other items. In calculating MFFO, we follow the Practice Guideline and exclude acquisition and transaction-related fees and expenses, amounts relating to deferred rent receivables and amortization of above and below market leases and liabilities (which are adjusted in order to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), accretion of discounts and amortization of premiums on debt investments, mark-to-market adjustments included in net income, gains or losses included in net income from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, and after adjustments for consolidated and unconsolidated partnerships and joint ventures, with such adjustments calculated to reflect MFFO on the same basis.
We believe that, because MFFO excludes costs that we consider more reflective of acquisition activities and other non-operating items, MFFO can provide, on a going-forward basis, an indication of the sustainability (that is, the capacity to continue to be maintained) of our operating performance after the period in which we are acquiring properties and once our portfolio is stabilized. We also believe that MFFO is a recognized measure of sustainable operating performance by the non-listed REIT industry and allows for an evaluation of our performance against other publicly registered, non-listed REITs.
Not all REITs, including publicly registered, non-listed REITs, calculate FFO and MFFO the same way. Accordingly, comparisons with other REITs, including publicly registered, non-listed REITs, may not be meaningful. Furthermore, FFO and MFFO are not indicative of cash flow available to fund cash needs and should not be considered as an alternative to net income (loss) or income (loss) from continuing operations as determined under GAAP as an indication of our performance, as an alternative to cash flows from operations, as an indication of our liquidity, or indicative of funds available to fund our cash needs including our ability to make distributions to our stockholders. FFO and MFFO should be reviewed in conjunction with other GAAP measurements as an indication of our performance. FFO and MFFO should not be construed to be more relevant or accurate than the current GAAP methodology in calculating net income or in its applicability in evaluating our operating performance. The methods utilized to evaluate the performance of a publicly registered, non-listed REIT under GAAP should be construed as more relevant measures of operational performance and considered more prominently than the non-GAAP measures, FFO and MFFO, and the adjustments to GAAP in calculating FFO and MFFO.
Neither the SEC, NAREIT, the IPA nor any other regulatory body or industry trade group has passed judgment on the acceptability of the adjustments that we use to calculate FFO or MFFO. In the future, NAREIT, the IPA or another industry trade group may publish updates to the White Paper or the Practice Guideline or the SEC or another regulatory body could standardize the allowable adjustments across the a publicly registered, non-listed REIT industry and we would have to adjust our calculation and characterization of FFO or MFFO accordingly.
The table below reflects the items deducted or added to net loss in our calculation of FFO and MFFO for the three months and nine months ended September 30, 2015 and for the three months and nine months ended September 30, 2014, excluding the results of the Predecessor (in thousands):

	For the Three Months Ended September 30, 2015	For the Three Months Ended September 30, 2014	For the Nine Months Ended September 30, 2015	For the Period From March 21 to September 30, 2014
Net income (loss) attributable to American Realty Capital Hospitality Trust, Inc.	$(5,082)	$(3,549)	$(44,620)	$(8,913)
Depreciation and amortization	19,817	907	46,438	1,919
Adjustment to Company's share of depreciation and amortization for variable interest entities	(14)	112	161	238
FFO attributable to common stockholders	$14,721	$(2,530)	$1,979	$(6,756)
Acquisition fees and expenses	698	2,965	39,129	7,610
Change in fair value of contingent consideration	207	—	(1,720)	—
Change in fair value of equity interest	—	—	(219)	—
Amortization of below-market lease intangible asset, net	100	110	305	234
MFFO attributable to common stockholders	$15,726	$545	$39,474	$1,088

Cash Flows
Net cash provided by operating activities was $3.3 million for the nine months ended September 30, 3015. Cash provided by operating activities was positively impacted primarily by increases in accounts payable and accrued expenses, partially offset by acquisition and transaction related costs incurred in the acquisition of the Grace Portfolio, increases in restricted cash, and increases in prepaids and other assets. Net cash used in investing activities was $506 million for the nine months ended September 30, 2015, primarily attributable to the acquisition of the Grace Portfolio and acquisition deposits on the SWN Acquisitions. Net cash flow provided by financing activities was $460.5 million for the nine months ended September 30, 2015. Cash provided by financing activities was primarily impacted by proceeds from the issuance of common stock and proceeds from the Original Additional Grace Mortgage Loan (as defined below) incurred in connection with the acquisition of the Grace Portfolio, partially offset by redemptions of mandatorily redeemable preferred securities and repayments of notes payable.
Election as a REIT
We qualified to be taxed as a REIT commencing with our taxable year ended December 31, 2014. In order to qualify as a REIT, we must annually distribute to our stockholders 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding net capital gain, and must comply with a number of other organizational and operational requirements. We generally will not be subject to U.S. federal income tax on that portion of our REIT taxable income which is distributed to our stockholders. Our hotels are leased to TRSs which are owned by the OP. A TRS is subject to federal, state and local income taxes. If we fail to remain qualified as a REIT in any subsequent year after electing REIT status and do not qualify for certain statutory relief provisions, our income for that year will be taxed at regular corporate rates, and we may be precluded from qualifying for treatment as a REIT for the four-year period following our failure to qualify as a REIT. Such an event could materially and adversely affect our net income and cash available for distribution.
Liquidity and Capital Resources
We are offering and selling to the public in our primary offering up to 80,000,000 shares of our common stock at up to $25.00 per share (subject to certain volume discounts). We also are offering up to 21,052,631 shares of common stock under our DRIP, initially at $23.75 per share, which is 95.0% of the primary offering price. Beginning with the NAV pricing date, we will calculate NAV and if we extend our primary offering past the NAV pricing date, will offer shares in our primary offering and under our DRIP at per share NAV (plus applicable selling commissions and dealer manager fees for shares sold in our primary offering), subject to certain limitations. We reserve the right to reallocate the shares of common stock we are offering between our primary offering and the DRIP.
On February 3, 2014, we had raised proceeds sufficient to break escrow in connection with our Offering. We received and accepted aggregate subscriptions in excess of the $2.0 million minimum and issued shares of common stock to our initial investors who were simultaneously admitted as stockholders. We purchased our first properties and commenced our real estate operation on March 21, 2014. As of September 30, 2015, we owned the Barceló Portfolio and the Grace Portfolio which collectively had an aggregate purchase price of approximately $1.9 billion. As of September 30, 2015, we had 30.7 million shares of common stock outstanding, including share issued under the DRIP, for cumulative gross proceeds of $762.6 million. Our Offering will be suspended effective December 31, 2015.
As of September 30, 2015, we had cash of $89.7 million. Our principal demands for cash are for the purchase price of any properties, loans and securities we acquire, capital improvement costs, the payment of our operating and administrative expenses, including the payment of asset management fees to our Advisor, continuing debt service obligations and distributions to our stockholders. Our principal sources of cash are Offering proceeds, cash from operations and mortgage or other indebtedness to finance or refinance our investments. Potential future sources of cash include secured or unsecured financings from banks or other lenders, establishing additional lines of credit and proceeds from the sale of properties.
We continue to rely significantly on proceeds from our Offering to fund our operations. As of September 30, 2015, all of the cash distributions paid since the commencement of the Offering have been funded from Offering proceeds, including Offering proceeds which were realized upon the issuance of common stock pursuant to the DRIP. We anticipate that as we realize the expected economic benefits of recent and pending acquisitions, we will be able to generate adequate cash from operations to fund our operating and administrative expenses, including the payment of asset management fees to our Advisor, continuing debt service obligations and the payment of distributions, but there is no assurance we will be able to do so.
On November 15, 2015, our board of directors, on the advice of our Advisor, authorized the suspension of the Offering effective December 31, 2015. There can be no assurance as to when, or if, we will resume the Offering, if at all. There also can be no assurance that we will be able to generate capital from alternative sources, including from the sale of shares of common stock through the DRIP, to fund our operating and capital needs, including cash required to fund repurchases under our SRP. We have also funded all of the distributions to our stockholders from proceeds from the Offering. There is no assurance will be able to generate sufficient cash flows from alternative sources to continue paying distributions at the current rate, if at all. Moreover, if we are required to sell assets to generate needed cash, our ability to generate future cash flow from operations will be adversely impacted.
Failure to fund closing consideration could cause us to be in default under the agreements governing the SWN Acquisitions and, as a result, to forfeit all or a part of the $61.9 million in aggregate deposits made but not yet used. Furthermore, failure to fund capital expenditures required under our indebtedness and pursuant to our franchise agreements could cause us to default under the related agreements, and failure to fund interest and principal under our mortgage indebtedness or make mandatory redemptions of the Grace Preferred Equity Interests could cause us to lose control of our properties. In addition, our failure to raise adequate capital to successfully implement our investment strategy or achieve portfolio diversification, due to the suspension of the Offering or for any other reason, could adversely impact the value of an investment in our common stock. (See Note 13 - Subsequent Events to our accompanying condensed consolidated financial statements included in this Quarterly Report on Form 10-Q).
In February 2015, we acquired the Grace Portfolio for a purchase price of $1.8 billion. Approximately $220.7 million of the purchase price was satisfied with proceeds from our IPO, approximately $904.2 million through the assumption of existing mortgage and mezzanine indebtedness (the "Assumed Grace Indebtedness") and approximately $227.0 million through additional mortgage financing (the "Original Additional Grace Mortgage Loan" and, together with the Assumed Grace Indebtedness, the "Grace Indebtedness"). The Grace Indebtedness is secured by the hotels in the Grace Portfolio and one hotel from the Barceló Portfolio. The Original Additional Grace Mortgage Loan was refinanced to reduce and fix the interest rate and extend the maturity in October 2015. In addition, the remaining $447.1 million of the contract purchase price was satisfied by the issuance of the preferred equity interests (the "Grace Preferred Equity Interests") in two newly-formed Delaware limited liability companies, each of which is an indirect subsidiary of ours and an indirect owner of the Grace Portfolio. Due to the fact that the Grace Preferred Equity Interests are mandatorily redeemable and certain of their other characteristics, the Grace Preferred Equity Interests are treated as debt in accordance with GAAP.
In June 2015, we entered into a series of agreements to acquire an aggregate of 44 hotels comprising the SWN Acquisitions for an aggregate contract purchase price of $739.8 million.
In August 2015, we entered into a Term Loan Agreement with Deutsche Bank AG New York Branch, as administrative agent and Deutsche Bank Securities Inc., as sole lead arranger and book-running manager, and we amended and restated the Term Loan Agreement during October 2015 (as so amended, the “Term Loan”). The Term Loan provides for up to $450 million in financing (the “Loans”) at a rate equal to a base rate plus a spread of between 3.25% and 3.75% for Eurodollar rate Loans and between 2.25% and 2.75% for base rate Loans, depending on the aggregate debt yield and aggregate loan-to-value of the properties securing the Loans measured periodically. The Term Loan has a term of three years, with two one-year extension options, and will be secured by the fee interest in the hotels serving as collateral as and when they are acquired.
In October and November 2015, we acquired 12 of the 44 hotels for an aggregate purchase price of $198.7 million, which was funded with $11.2 million previously paid as a deposit, $64.7 million from the proceeds of our ongoing IPO, and $122.9 million from an advance under the Term Loan.

Our acquisition of the remaining 32 hotels to be acquired in the SWN Acquisitions for an aggregate contract purchase price of $541.1 million remains pending. We are scheduled to complete the SWN Acquisitions that remain pending in six separate closings, which are scheduled for the fourth quarter of 2015 and the first quarter of 2016. We have made $61.9 million in deposits with respect to the remaining acquisitions that will be used to pay a portion of the consideration due at closing. The remaining consideration due at the closings is expected to be funded, similar to the closings that have already occurred, by a combination of proceeds from the Company's ongoing Offering and mortgage debt financing pursuant to advances under the Term Loan.
Although we have entered into agreements relating to the acquisition of the remaining 32 hotels, these agreements and the acquisitions thereunder are subject to conditions, and there can be no assurance that the Company will be able to consummate the acquisition of any or all of the hotels in these portfolios on the currently contemplated terms or at all. We have drawn, and expect to continue to draw, Loans under the Term Loan from time to time to fund the closings of the SWN Acquisitions, and we expect that the Term Loan will provide the mortgage financing that we will need to complete the SWN Acquisitions that remain pending. However, each Loan is subject to advance limitations and is subject to customary funding conditions and there can be no assurance that all, or any, of the advances will be funded. In addition, in order to fund the purchase price of the SWN Acquisitions that remain pending, we will need to raise substantial Offering proceeds, which is dependent in part on the ability of our Dealer Manager to conduct the Offering. There also can be no assurance that we will be able to obtain the funds required to complete the SWN Acquisitions from another financing source, which may not be available on favorable terms or at all.
In connection with the two closings that have already occurred under the SWN Acquisitions, we paid the Advisor approximately $3.0 million in acquisition fees. We also paid the Advisor a $3.4 million financing coordination fee in connection with the Term Loan. In connection with the closings under the SWN Acquisitions that remain pending, we expect to pay the Advisor approximately $8.1 million in acquisition fees.
We have acquired, and intend to continue acquiring new investments with cash and mortgage or other debt, but we also may acquire new investments free and clear of permanent mortgage or other indebtedness by paying the entire purchase price for the asset in cash or in OP Units. Further, we have a variety of other liquidity commitments that may utilize all or a significant portion of our Offering proceeds. Our ability to grow our portfolio using Offering proceeds deployed into new investments will be dependent on the availability of Offering proceeds in excess of the amount required to meet our existing obligations. Our ability to continue to raise equity through the Offering is subject to economic and market conditions and investors’ appetite in hotel investments generally and our hotel portfolio specifically.
We expect to use substantial Offering proceeds to continue to reduce our leverage levels. Prior to our entry into an agreement to acquire the Grace Portfolio in May 2014 and our entry into the Term Loan in August 2015, a majority of our independent directors waived the total portfolio leverage requirement of our charter with respect to the acquisition of the Grace Portfolio or the incurrence of debt under the Term Loan should such total portfolio leverage exceed 300% of our total “net assets” (as defined in our charter) upon the acquisition of the Grace Portfolio or the incurrence of debt under the Term Loan. Following the acquisition of the Grace Portfolio in February 2015, our total portfolio leverage (which includes the Grace Preferred Equity Interests) exceeded this 300% limit. As of September 30, 2015, our total portfolio leverage was 244%. As of September 30, 2015, the principal amount of our outstanding secured financing, which excludes the Grace Preferred Equity Interests, was approximately 54% of the total value of our real estate investments and our other assets.
Since the closing of the Grace Acquisition through September 30, 2015, we have used an aggregate of $159.2 million of Offering proceeds to reduce indebtedness, including the repayment in full of the $63.1 million Barceló Promissory Note (as defined in Note 6 - Promissory Note Payable to our accompanying condensed consolidated financial statements included in this Quarterly Report on Form 10-Q) (together with approximately $3.5 million deferred payment with respect to the March 2014 acquisition of the Georgia Tech Hotel & Conference Center) and mandatory redemption of the Grace Preferred Equity Interests of $90.8 million. Following this mandatory redemption, approximately $356.3 million of liquidation value remained outstanding under the Grace Preferred Equity Interests. As required under the terms of the Grace Preferred Equity Interest, we intend to continue to use 35% of Offering proceeds to redeem the Grace Preferred Equity Interests at par, up to a maximum of $350.0 million in redemptions for any 12-month period. We may also use proceeds from the Offering to pay interest, principal and to meet other obligations under our other debt obligations. There can be no assurance we will be able to raise the funds required to meet these objectives on a timely basis, or at all.
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
We expect to make substantial capital improvements to our hotel properties, including the hotels in the Grace Portfolio and the hotels comprising the SWN Acquisitions. In connection with the acquisition of the Grace Portfolio, our franchisors required property improvements plans ("PIPs"), which set forth their renovation requirements, and the franchisors for the SWN Acquisitions will also require us to perform PIPs.
In addition, pursuant to the terms of the Assumed Grace Indebtedness, we are required to make an aggregate of $49.0 million in periodic PIP reserve deposits during the remainder of 2015 and 2016 to cover a portion of the estimated costs of the PIPs on the total 96 hotels collateralizing that debt. In addition, pursuant to a guaranty entered into in connection with the Assumed Grace Indebtedness, we are required to guarantee the difference between (i) the cost of the PIPs with respect to those 96 hotels during the 24-month period following the acquisition of the Grace Portfolio in February 2015, (ii) the amount actually deposited into the PIP reserve with respect to the Assumed Grace Indebtedness during that period. Pursuant to the terms of the New Additional Grace Mortgage Loan, we are required to make an aggregate of $27.5 million in periodic PIP reserve deposits during the remainder of 2015 through 2018 to cover a portion of the estimated costs of the PIPs on the total 21 hotels collateralizing that debt. The Grace Indebtedness also requires us to deposit 4.0% of the gross revenue of the hotels into a separate account for the ongoing replacement or refurbishment of furniture, fixtures and equipment at the hotels.
As of September 30, 2015, we have made total PIP reserve deposits under the Grace Indebtedness of $34.5 million funded with proceeds from our Offering.
Pursuant to the Term Loan related to the SWN Acquisitions, we have agreed to make periodic payments into an escrow account for the PIPs that will be required by franchisors in connection with the new long-term franchise agreements we have entered into or expect to enter into as part of the SWN Acquisitions. At this time the total PIP reserve payments are estimated to be approximately $50 million funded in multiple deposits beginning in the second quarter of 2016 through the first quarter of 2019.
We expect to fund capital expenditure from proceeds from the Offering and cash provided by operations. In addition to PIP reserve deposits we make under our financings, we also make monthly capital expenditure deposits on our hotels and we expect these deposits will be available to fund the brand-mandated capital expenditures at our hotels. The amount on deposit as of September 30, 2015 was approximately $12.5 million. However, if liquidity from these sources is insufficient to cover our commitments, it may be necessary to obtain additional funds by borrowing, refinancing properties or liquidating our investment in one or more properties. There is no assurance that such funds will be available, or if available, that the terms will be acceptable to us or commercially reasonable.
Following amendments to our agreement with the Advisor and the limited partnership agreement of the OP on November 11, 2015, we are now required to pay asset management fees, which may be in cash (subject to certain coverage limitations during the pendency of the Offering), shares of our common stock or a combination of both, at the Advisor’s election, on a monthly basis effective October 1, 2015, and Class B Units will no longer be issued to the Advisor with respect to periods commencing on or after September 30, 2015. Historically, the issuance of Class B Units did not require any cash expenditure except to fund distributions on the Class B Units. (See Note 13 - Subsequent Events to our accompanying condensed consolidated financial statements included in this Quarterly Report on Form 10-Q). Going forward, we expect to fund the cash amount of these monthly fees to our Advisor from proceeds from the Offering and cash provided by operations. To the extent these sources are not sufficient, our Advisor may also defer these payments when they are due or waive them, or we may seek funding from another source.
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

The below table shows the distributions paid on shares outstanding for the period ended September 30, 2015 (in thousands).

Payment Date	Weighted Average Shares Outstanding (1)	Amount Paid in Cash	Amount Issued under DRIP
January 4, 2015	9,441	$718	$647
February 2, 2015	10,888	823	749
March 2, 2015	12,755	869	799
April 1, 2015	15,367	1,150	1,072
May 2, 2015	18,235	1,334	1,221
June 1, 2015	21,216	1,591	1,478
July 1, 2015	23,880	1,716	1,621
August 3, 2015	26,063	1,914	1,848
September 1, 2015	27,904	2,049	1,982
Total		$12,164	$11,417
_____________________________________________________________________
(1) Represents the weighted average shares outstanding for the period related to the respective payment date.
The following table shows the sources for the payment of distributions to common stockholders for the periods presented (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015		2014		2015		2014
Distributions:
Distributions paid in cash directly to stockholders	$5,679		$438		$12,164		$500
Distributions reinvested in common stock issued under the DRIP	5,451		281		11,417		301
Total distributions	$11,130		$719		$23,581		$801
Source of distribution coverage:
Cash flows provided by operations	$—	—%	$438	60.9%	$—	—%	$438	54.7%
Offering proceeds from issuance of common stock	5,679	51.0%	—	—%	12,164	52%	62	7.7%
Offering proceeds reinvested in common stock issued under DRIP	5,451	49.0%	281	39.1%	11,417	48%	301	37.6%
Total sources of distributions	$11,130	100%	$719	100%	$23,581	100%	$801	100.0%
Cash flows provided by (used in) operations (GAAP)	$19,227		$853		$3,305		$(3,033)
Net income (loss) (GAAP)	$(4,928)		$(3,549)		$(44,472)		$(8,913)

The following table compares cumulative distributions paid to cumulative net income (in accordance with GAAP) for the period from July 25, 2013 (date of inception) through September 30, 2015 (in thousands)(1):

For the Period from July 25, 2013 (date of inception) to
September 30, 2015
Distributions paid:
Common stockholders in cash (including distributions reinvested in DRIP)	$27,049
Total distributions paid	$27,049

Reconciliation of net loss:
Revenues	$356,039
Acquisition and transaction related	(50,013)
Depreciation and amortization	(49,234)
Other operating expenses	(242,929)
Other non-operating expenses	(68,296)
Income tax	(4,886)
Net loss (in accordance with GAAP)	$(59,319)

Cash flows used in operations	$(6,346)
FFO	$(9,729)
___________________________________________________________________________
(1) The results for the Predecessor were not included in the above table as these results would not impact the sources of distributions.

For the period from our inception in July 2013 through September 30, 2015, we funded all of our distributions with proceeds from our IPO, including proceeds realized from the sale of common stock issued pursuant to our DRIP. To the extent we pay distributions in excess of cash flows provided by operations, our stockholders' investment in our common stock may be adversely impacted.
Contractual Obligations
We have the following contractual obligations as of September 30, 2015:
Debt Obligations:
The following is a summary of our mortgage notes payable obligation as of September 30, 2015 (in thousands):

	Total	2015	2016-2018	2019	Thereafter
Principal payments due on mortgage notes payable	$1,186,901	$—	$227,000	$949,401	$10,500
Interest payments due on mortgage notes payable	167,437	12,544	140,243	14,420	230
Total	$1,354,338	$12,544	$367,243	$963,821	$10,730
Interest payments due on our mortgage note payable are held in a restricted depository account at the lender during the month prior to being due to the lender. Mortgage notes payable due dates assume exercise of all borrower extension options. The mortgage notes payable obligations above do not reflect events occurring after September 30, 2015. (See Note 13 - Subsequent Events to our accompanying condensed consolidated financial statements included in this Quarterly Report on Form 10-Q).
The following is a summary of our mandatorily redeemable preferred securities as of September 30, 2015 (in thousands):

	Total	2015	2016-2018	2019	Thereafter
Principal payments due on mandatorily redeemable preferred securities	$356,337	$—	$182,687	$173,649	$—
Interest payments due on mandatorily redeemable preferred securities	83,455	6,670	73,436	3,349	—
Total	$439,792	$6,670	$256,123	$176,998	$—

Maturity dates assume repayment pursuant to mandatory redemption provisions of the securities, other than the requirement to use 35% of Offering proceeds to redeem securities at par. Actual repayment dates are expected to be significantly earlier.
Lease Obligations:
The following table reflects the minimum base rental cash payments due from us over the next five years and thereafter for our ground and other lease obligations as of September 30, 2015 (in thousands):

	Total	2015	2016-2018	2019	Thereafter
Lease payments due	$114,369	$1,296	$15,616	$5,225	$92,232
Property Improvement Plan Reserve Deposits:
The following table reflects required PIP reserve deposits under our mortgage debt obligations over the next five years as of September 30, 2015 (in thousands):

	Total	2015	2016-2018	2019	Thereafter
PIP reserve deposits due	$59,000	$30,000	$29,000	$—	$—

The property improvement plan reserve deposit obligations above due not reflect events occurring after September 30, 2015. (See Note 13 - Subsequent Events to our accompanying condensed consolidated financial statements included in this Quarterly Report on Form 10-Q).
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
As of September 30, 2015, we had not fixed the interest rate for $1.13 billion of our secured variable-rate debt. As a result, we are subject to the potential impact of rising interest rates, which could negatively impact our profitability and cash flows. In order to mitigate our exposures to changes in interest rates, we have entered into two interest rate cap agreements with respect to approximately $903.9 million of our variable-rate debt. The estimated impact on our annual results of operations, of an increase or decrease of 100 basis points in interest rates, would be to increase or decrease remaining annual interest expense by approximately $2.9 million. The estimated impact assumes no changes in our capital structure. As the information presented above includes only those exposures that exist as of September 30, 2015, it does not consider those exposures or positions that could arise after that date. The information represented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
During October 2015, we refinanced the Original Additional Grace Mortgage Loan, which was $227.0 million of variable-rate debt, with the New Additional Grace Mortgage Loan, which is $232.0 million of fixed rate debt.
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
No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings.
We are not a party to any material pending legal proceedings.
Item 1A. Risk Factors.
There have been no material changes to the risk factors disclosed in our 2014 Annual Report on Form 10-K, except as set forth below.
We intend to use substantial available proceeds from the IPO to reduce our borrowings, which may limit our ability to pay distributions from Offering proceeds, complete the SWN Acquisitions, make capital expenditures or acquire additional properties.
Prior to our entry into an agreement to acquire the Grace Portfolio in May 2014 and our entry into the Term Loan in August 2015, a majority of our independent directors waived the total portfolio leverage requirement of our charter with respect to the acquisition of the Grace Portfolio and the incurrence of indebtedness under the Term Loan should such total portfolio leverage exceed 300% of our total “net assets” (as defined in our charter) upon the acquisition of the Grace Portfolio or the incurrence of indebtedness under the Term Loan. Following the acquisition of the Grace Portfolio in February 2015, our total portfolio leverage (which includes the Grace Preferred Equity Interests) exceeded this 300% limit. As of September 30, 2015, our total portfolio leverage was 244%. As of September 30, 2015, the principal amount of our outstanding secured financing, which excludes the Grace Preferred Equity Interests, was approximately 54% of the total value of our real estate investments and our other assets.
Since the closing of the Grace Acquisition and through September 30, 2015, we have used an aggregate of $159.2 million of Offering proceeds to reduce indebtedness, including the repayment in full of the $63.1 million Barceló Promissory Note (together with approximately $3.5 million deferred payment with respect to the March 2014 acquisition of the Georgia Tech Hotel & Conference Center), and to make mandatory redemptions of the Grace Preferred Equity Interests of $90.8 million. Following these mandatory redemptions, approximately $356.3 million of liquidation value remained outstanding under the Grace Preferred Equity Interests. As required under the terms of the Grace Preferred Equity Interests, we intend to continue to use 35% of Offering proceeds to redeem the Grace Preferred Equity Interests at par, up to a maximum of $350 million in redemptions for any 12-month period. We may also use proceeds from the IPO to pay interest, principal, and to meet other obligations under our other debt obligations.
There can be no assurance we will be able to raise the funds required to meet these objectives on a timely basis, or at all. Moreover, since our inception, we have been dependent upon Offering proceeds to fund all of our distributions and a portion of the purchase price for new hotel investments. Therefore, the continued use of substantial Offering proceeds to make mandatory redemptions of the Grace Preferred Equity Interests or repay other debt may limit our ability to pay distributions from Offering proceeds or acquire additional properties, including to pay the remaining closing consideration as of November 2, 2015 in connection with the SWN Acquisitions in the aggregate of $541.1 million in cash, subject to closing prorations and adjustments. Moreover, the continued use of substantial Offering proceeds to make mandatory redemptions of the Grace Preferred Equity Interests or repay other debt will also reduce the available cash flow to fund working capital, capital expenditures, including the funding of PIP reserves required under the Grace Indebtedness and the Term Loan, and other general corporate purposes, which could have a material adverse impact on our business and reduce cash available for distributions to holders of our common stock.
Since our inception, all of our distributions have been paid from proceeds of the IPO. Distributions paid from sources other than our cash flows from operations, particularly from proceeds of the IPO, result in us having fewer funds available to reduce our borrowings as intended, complete the SWN Acquisitions, make capital expenditures and acquire additional properties and may adversely affect our ability to fund future distributions.
During the year ended December 31, 2014 and the nine months ended September 30, 2015, we paid distributions of $3.5 million and $23.6 million, respectively, all of which were funded from proceeds of the IPO, including distributions that were reinvested in common stock pursuant to the DRIP.
We may pay distributions from unlimited amounts of any source, including borrowing funds, using proceeds from our primary offering or the DRIP, issuing additional securities or selling assets. We have not established any limit on the amount of proceeds from the IPO that may be used to fund distributions, except in accordance with our organizational documents and Maryland law.
Using proceeds from the IPO to pay distributions, especially if the distributions are not reinvested through our DRIP, reduces cash available for investment in assets or other purposes and will likely reduce our per share stockholder equity.

We may fail to generate sufficient cash flows from operations to fully fund distributions, and our ability to use cash flows from operations to fund distributions in the future may also be adversely impacted by our substantial indebtedness. If we do generate sufficient cash flows from our operations or other sources, such as from borrowings, the sale of additional securities, advances from our Advisor, and our Advisor’s deferral, suspension or waiver of its fees and expense reimbursements, we may continue to use the proceeds from the IPO to fund distributions, although our ability to do so is limited by our obligations under our indebtedness, including the mandatory redemption requirements of the Grace Preferred Equity Interests, our obligations to pay closing consideration in the SWN Acquisitions and our expected capital expenditure requirements, including required cash reserves under the Grace Indebtedness and indebtedness under the Term Loan. Moreover, our board of directors may change our distribution policy, in its sole discretion, at any time. Distributions made from Offering proceeds are a return of capital to stockholders, from which we will have already paid offering expenses in connection with the IPO.
Funding distributions from borrowings could restrict the amount we can borrow for investments, which may, among other things, affect our earnings. Funding distributions with the sale of assets or the proceeds of the IPO may affect our ability to generate additional operating cash flows. Funding distributions from the sale of additional securities could dilute stockholders’ interest in us if we sell shares of our common stock or securities that are convertible or exercisable into shares of our common stock to third-party investors. Payment of distributions from the mentioned sources could restrict our ability to generate sufficient cash flows from operations, affect our earnings or affect the distributions payable to you upon a liquidity event, any or all of which may have an adverse effect on the value of our common stock.
We are required to make substantial capital expenditures pursuant to property improvement plans to comply with brand standards under our franchise agreements and to make regular deposits to partially reserve for these amounts under the Grace Indebtedness and indebtedness under the Term Loan.
In connection with the Grace Acquisition, our franchisors required property improvement plans, or PIPs, which set forth their renovation requirements for the hotels in the Grace Portfolio. PIPs will also be required in connection with the SWN Acquisitions.
Pursuant to the terms of the Assumed Grace Indebtedness, we are required to make at least an aggregate of $49 million in periodic PIP reserve deposits during the remainder of 2015 and 2016 to cover a portion of the estimated costs of the PIPs, and we entered into a guarantee with respect to the difference, if any, between (i) the actual cost of the PIPs with respect to those 96 hotels during the 24-month period following the acquisition of the Grace Portfolio on February 2015, and (ii) the amount actually deposited into the PIP reserve with respect to the Assumed Grace Indebtedness during that period.
Pursuant to the terms of the New Additional Grace Mortgage Loan, we are required to make an aggregate of $27.5 million in periodic PIP reserve deposits during the remainder of 2015 through 2018 to cover a portion of the estimated costs of the PIPs on the total 21 hotels collateralizing that debt. The Grace Indebtedness also requires us to deposit 4.0% of the gross revenue of the hotels into a separate account for the ongoing replacement or refurbishment of furniture, fixtures and equipment at the hotels.
Pursuant to the Term Loan, we have agreed to make periodic payments into an escrow account for the PIPs that will be required by franchisors in connection with the new long-term franchise agreements we have entered, or expect to enter, into as part of the SWN Acquisitions, and to guarantee the first half of those payments. At this time the total PIP reserve payments are estimated to be approximately $50 million funded in multiple deposits beginning in the second quarter of 2016 through the first quarter of 2019.
Any failure to make PIP reserve deposits when required could lead to a default under the relevant portion of our indebtedness. Moreover, in connection with any future revisions to our franchise or hotel management agreements or a refinancing of our indebtedness, franchisors may require that we make further renovations or enter into additional PIPs. In addition, upon regular inspection of our hotels, franchisors may determine that additional renovations are required to bring the physical condition of our hotels into compliance with the specifications and standards each franchisor or hotel brand has developed.
Our capital expenditures with respect to PIPs will be substantial and could adversely affect our ability to pay distributions, or reduce our borrowings, complete the SWN Acquisitions, make capital expenditures or use capital for other corporate purposes. In addition, if we default on a franchise agreement as a result of our failure to comply with the PIP requirements, in general, we will be required to pay the franchisor liquidated damages and the franchisor may have the right to terminate the applicable agreement, and we may also be in default under the applicable hotel indebtedness. To the extent that failure to comply with PIP requirements causes us to lose a brand license, we will be subject to other risks.
We may not, in whole or in part, complete the SWN Acquisitions on the currently contemplated terms, other terms or at all.
We completed the first two closings pursuant to the SWN Acquisitions in October and November 2015, and the remaining six closings are scheduled to occur during the fourth quarter of 2015 and the first quarter of 2016 subject to certain closing conditions, which may include, among other things, our entering into replacement franchise agreements for each hotel. There can be no assurance that all, or any, of these closings will occur and that all, or any, of the SWN Acquisitions will be completed.
In addition, we anticipate funding the purchase price due at the closings with a combination of proceeds from the IPO and mortgage debt financing. Although we have entered into the Term Loan pursuant to which we can incur up to $450 million in mortgage indebtedness funded on a delayed draw basis, of which $122.9 million has been incurred through November 2, 2015, these draws are subject to conditions and limited in amount. In addition, we may not make any draws after June 30, 2016. There can be no assurance that we will be able to obtain the funds required to complete the SWN Acquisitions through draws under the Term Loan, which are subject to conditions and limitations in amount, proceeds from the IPO, which are dependent in part on the ability of our Dealer Manager to conduct the IPO, or another financing source, which may not be available on favorable terms or at all. Our IPO will be suspended effective December 31, 2015. There can be no assurance as to when, or if, we will resume our IPO, if at all.
Our failure to obtain the funds required to complete the SWN Acquisitions could cause us to default under the related agreements and, as a result, to forfeit all or a part of the $61.9 million in aggregate deposits we have made in connection with the SWN Acquisitions related to the closings that have not yet occurred through November 2, 2015.
Moreover, whether or not we complete the SWN Acquisitions, in whole or in part, we will still be subject to several risks, including the incurrence of substantial legal, accounting and due diligence costs relating to the SWN Acquisitions that are payable whether or not the SWN Acquisitions are completed, and the fact that the focus of our management will have been directed toward the SWN Acquisitions and integration planning instead of other opportunities that could have been beneficial to us or our ongoing operations at hotels we have already acquired.
In addition, failure to realize the expected benefits of the completion of the SWN Acquisitions, within the anticipated timeframe or at all, or the incurrence of unexpected costs, could have a material adverse effect on our financial condition and results of operations and our ability to pay distributions from cash flow from operations.
The Offering will be suspended effective December 31, 2015, and we may not be able to obtain the additional capital we require from other sources.
On November 15, 2015, our board of directors, on the advice of our Advisor, authorized the suspension of the Offering effective December 31, 2015. There can be no assurance as to when, or if, we will resume the Offering, if at all. There also can be no assurance that we will be able to generate capital from alternative sources, including from the sale of shares of common stock through the DRIP, to fund our operating and capital needs, including cash required to fund repurchases under our SRP. We have also funded all of the distributions to our stockholders from proceeds from the Offering. There is no assurance will be able to generate sufficient cash flows from alternative sources to continue paying distributions at the current rate, if at all. Moreover, if we are required to sell assets to generate needed cash, our ability to generate future cash flow from operations will be adversely impacted.
Failure to fund closing consideration could cause us to be in default under the agreements governing the SWN Acquisitions and, as a result, to forfeit all or a part of the $61.9 million in aggregate deposits made but not yet used. Furthermore, failure to fund capital expenditures required under our indebtedness and pursuant to our franchise agreements could cause us to default under the related agreements and failure to fund interest and principal under our mortgage indebtedness or make mandatory redemptions of the Grace Preferred Equity Interests could cause us to lose control of our properties. In addition, our failure to raise adequate capital to successfully implement our investment strategy or achieve portfolio diversification, due to the suspension of the Offering or for any other reason, could adversely impact the value of an investment in our common stock.
Recent allegations of fraudulent proxy solicitations by RCS have led to the temporary suspension of a substantial portion of the selling agreements of RCS with broker-dealers participating in the Offering and may otherwise adversely impact the ability of RCS to successfully conduct the Offering.
On November 12, 2015, the Enforcement Section of the Massachusetts Securities Division filed an administrative complaint against Realty Capital Securities, LLC (“RCS”) alleging fraudulent behavior in connection with proxy services provided by RCS to another program sponsored by the parent of our Sponsor. Neither we nor our Advisor is a named party in the administrative complaint. This complaint seeks, in part, the revocation of the broker-dealer registration of RCS in Massachusetts. RCS serves as the dealer manager of the Offering and, together with its affiliates, provides certain services to us and to the Advisor. As a result of the filing of this complaint, the Advisor has determined at this time that RCS will no longer provide us with proxy services. Further, RCS has advised us that broker-dealer firms participating in the Offering which represent a significant portion of the selling group, including Cetera Financial Group and its affiliates, which are all affiliates of RCS, have temporarily suspended their selling agreements. We cannot predict the length of time these suspensions will continue, whether additional suspensions will occur or whether any broker-dealer firm that has suspended its selling agreement will lift the suspension.

On November 15, 2015, our board of directors, on the advice of the Advisor, authorized the suspension of the Offering effective December 31, 2015. There can be no assurance as to when, or if, we will resume the Offering, if at all. During the period the Offering is ongoing, the suspension of selling agreements as well as any other consequences, such as reputational harm to RCS or the Sponsor, resulting from the filing of this complaint, direct or indirect, may have a material adverse effect on the amount of capital we may raise in the Offering.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
For the three months ended September 30, 2015, a total of 1,325 shares of unregistered common stock, valued at an aggregate of $29,823 were issued to three directors of the Company for director-related compensation on September 12, 2015 and September 29, 2015. The issuance of these shares is exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.
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
Through September 30, 2015, we have received $749.6 million in gross proceeds from the Offering excluding the DRIP, which we have used as follows: (i) $72.0 million to pay selling commissions and dealer manager fees to our Dealer Manager; (ii) $18.5 million to pay other Offering expenses to our Advisor; (iii) $46.7 million to pay acquisition fees, acquisition cost reimbursements, and financing coordination fees to our Advisor; (iv) $27.1 million to pay distributions to our stockholders; (v) $220.7 million to fund part of the purchase price of the Grace Portfolio; (vi) $155.6 million in repayments of debt and redemptions of Grace Preferred Equity Interests; (vii) $73.1 million in deposits related to SWN Acquisitions; (viii) $20.0 million to fund capital expenditures; and (ix) $6.1 million to pay advisory and other service fees to the Dealer Manager and RCS Advisory.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
None.
Item 5. Other Information.
Amendment to Advisory Agreement and OP Agreement
On November 11, 2015, we entered into an amendment to the Advisory Agreement dated as of January 7, 2014, by and among the Company, the OP and the Advisor, and an amendment to the Agreement of Limited Partnership of the OP (collectively, the “Amendments”).
Following the Amendments, the Company is now required to pay asset management fees on a monthly basis effective October 1, 2015, and Class B Units will no longer be issued to the Advisor with respect to periods commencing on or after September 30, 2015. The asset management fee is payable on the first business day of each month in the amount of 0.0625%
multiplied by the cost of assets (until the NAV pricing date, then the lower of the cost of the Company's assets and the fair value of the Company's assets). The asset management fee is payable to the Advisor or its assignees in cash, in shares of the Company's common stock, or a combination of both, the form of payment to be determined in the sole discretion of the Advisor. However, until the Offering is completed, cash payment of the asset management fee will be deferred if the Company's forecast of MFFO coverage (where the coverage is calculated as MFFO divided by the distribution payout) for the applicable period does not exceed 110% (the “Threshold Coverage”). The MFFO forecast coverage will be calculated on a monthly basis through December 2015 and will be calculated quarterly thereafter. Any deferred asset management fee will accrue and become payable in full as soon as the MFFO coverage exceeds the Threshold Coverage in the then current or subsequent period.
Once the Offering is completed, cash payment of the asset management fee will no longer be subject to the Threshold Coverage requirement although the Advisor will still be able to defer cash payment of the asset management fee to future periods at its election.
The summary description of the Amendments contained under this caption is provided in lieu of disclosure on Item 1.01 of Form 8-K and is qualified in its entirety by the terms of the Amendments, copies of which are filed as exhibits hereto.
Sponsor Transactions
On November 9, 2015, ARC advised the Company that ARC and Apollo Global Management, LLC (NYSE: APO) (together with its consolidated subsidiaries, “Apollo”) have mutually agreed to terminate an agreement, dated as of August 6, 2015, pursuant to which Apollo would have purchased a controlling interest in a newly formed company that would have owned a majority of the ongoing asset management business of ARC, including the Advisor and the Sponsor. The termination has no effect on the Company’s current management team.
Also on November 9, 2015, RCS Capital Corporation (“RCS Capital”), the parent of the Dealer Manager and a company under common control with ARC, and Apollo announced that they have mutually agreed to amend an agreement dated as of August 6, 2015, pursuant to which RCS Capital will sell its wholesale distribution business, including the Dealer Manager, to an affiliate of Apollo.  This transaction is subject to customary closing conditions and regulatory approvals and is expected to close early in the first quarter of 2016. American National Stock Transfer, LLC and RCS Advisory will remain as subsidiaries of RCS Capital.
The information contained under this caption is provided in lieu of disclosure on Item 8.01 of Form 8-K.
Massachusetts Complaint
On November 12, 2015, the Enforcement Section of the Massachusetts Securities Division filed an administrative complaint against Realty Capital Securities, LLC (“RCS”), an entity under common control with the parent of the Advisor and Sponsor. Neither the Company nor the Advisor is a named party in the administrative complaint. RCS serves as the dealer manager of the Offering and, together with its affiliates, provides certain services to the Company and the Advisor. The administrative complaint alleges fraudulent behavior in connection with proxy services provided by RCS to another program sponsored by the parent of the Sponsor. RCS has previously solicited proxies on behalf of the Company, although the Advisor has determined at this time that RCS will no longer provide such services to the Company.  The administrative complaint alleges that employees of RCS fabricated numerous shareholder proxy votes across multiple entities sponsored by the parent of the Sponsor but does not specifically refer to any actions taken in connection with any of the Company’s proxy solicitations.
The information contained under this caption is provided in lieu of disclosure on Item 8.01 of Form 8-K.
Offering Suspension
On November 15, 2015, the Company’s board of directors, on the advice of the Advisor, authorized the suspension of the Offering effective December 31, 2015. There can be no assurance as to when, or if, the Company will resume the Offering, if at all.
The information contained under this caption is provided in lieu of disclosure on Item 8.01 of Form 8-K.

Item 6. Exhibits.
EXHIBIT INDEX
The following exhibits are included in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
4.1 *	Second Amendment, dated as of November 11, 2015, to the Agreement of Limited Partnership of American Realty Capital Hospitality Operating Partnership, L.P., dated as of August 7, 2015
10.1 (1)	Loan Agreement, dated as of October 6, 2015, among the borrower entities party thereto, Ladder Capital Finance LLC and German American Capital Corporation.
10.2 (1)	Guarantee of Recourse Obligations dated as of October 6, 2015, by American Realty Capital Hospitality Trust, Inc. in favor of Ladder Capital Finance LLC and German American Capital Corporation.
10.3 (1)
Environmental Indemnity Agreement, dated as of October 6, 2015, among the borrower entities party thereto, American Realty Capital Hospitality Trust, Inc. Ladder Capital Finance LLC and German American Capital Corporation.

10.4 (2)
Amended and Restated Term Loan Agreement dated as of October 15, 2015, by and among American Realty Capital Hospitality Trust, Inc. and American Realty Capital Hospitality Operating Partnership, L.P., as guarantors, and certain wholly-owned subsidiaries of American Realty Capital Hospitality Operating Partnership, L.P., as borrowers, Deutsche Bank AG New York Branch, as administrative agent, Deutsche Bank Securities Inc. and BMO Capital Markets, as joint lead arrangers and joint book-running managers and Bank of Montreal, as syndication agent

10.5 (3)	Letter Agreement, dated July 15, 2015, by and among SUMMIT HOTEL OP, LP and certain related sellers and AMERICAN REALTY CAPITAL HOSPITALITY PORTFOLIO SMT, LLC
10.6 (3)	Letter Agreement, dated July 15, 2015, by and among SUMMIT HOTEL OP, LP and certain related sellers and AMERICAN REALTY CAPITAL HOSPITALITY PORTFOLIO SMT, LLC
10.7 *
First Amendment to the Agreement for Sale and Purchase dated as of July 13, 2015, by and between WS CINCINNATI, LLC, WS COLLEGE STATION JV, LLC, WS-CNO JV, LLC, WS-FNO, LLC, WS SPHERICAL STONE, LLC, and AMERICAN REALTY CAPITAL HOSPITALITY PORTFOLIO WSC, LLC

10.8 *
Second Amendment to the Agreement for Sale and Purchase dated as of July 13, 2015, by and between WS CINCINNATI, LLC, WS COLLEGE STATION JV, LLC, WS-CNO JV, LLC, WS-FNO, LLC, WS SPHERICAL STONE, LLC, and AMERICAN REALTY CAPITAL HOSPITALITY PORTFOLIO WSC, LLC

10.9 *
Third Amendment to the Agreement for Sale and Purchase dated as of August 3, 2015, by and between WS CINCINNATI, LLC, WS COLLEGE STATION JV, LLC, WS-CNO JV, LLC, WS-FNO, LLC, WS SPHERICAL STONE, LLC, and AMERICAN REALTY CAPITAL HOSPITALITY PORTFOLIO WSC, LLC

10.10 *
Fourth Amendment to the Agreement for Sale and Purchase dated as of October 8, 2015, by and between WS CINCINNATI, LLC, WS COLLEGE STATION JV, LLC, WS-CNO JV, LLC, WS-FNO, LLC, WS SPHERICAL STONE, LLC, and AMERICAN REALTY CAPITAL HOSPITALITY PORTFOLIO WSC, LLC

10.11 *
Fifth Amendment to the Agreement for Sale and Purchase dated as of October 27, 2015, by and between WS CINCINNATI, LLC, WS COLLEGE STATION JV, LLC, WS-CNO JV, LLC, WS-FNO, LLC, WS SPHERICAL STONE, LLC, and AMERICAN REALTY CAPITAL HOSPITALITY PORTFOLIO WSC, LLC

10.12 *	First Amendment to Loan Agreement, dated as of October 28, 2015, among the borrower entities party thereto, Ladder Capital Finance LLC and German American Capital Corporation.
10.13 *	Amendment to Agreement of Purchase and Sale, dated October 15, 2015 by and among certain related sellers of the NOBLE INVESTMENT GROUP and AMERICAN REALTY CAPITAL HOSPITALITY PORTFOLIO NBL, LLC
10.14 *	Letter Agreement, dated August 21, 2015, by and among SUMMIT HOTEL OP, LP and certain related sellers and AMERICAN REALTY CAPITAL HOSPITALITY PORTFOLIO SMT, LLC
10.15 *	Letter Agreement, dated August 21, 2015, by and among SUMMIT HOTEL OP, LP and certain related sellers and AMERICAN REALTY CAPITAL HOSPITALITY PORTFOLIO SMT, LLC
10.16 *	Letter Agreement, dated October 15, 2015, by and among SUMMIT HOTEL OP, LP and certain related sellers and AMERICAN REALTY CAPITAL HOSPITALITY PORTFOLIO SMT, LLC
10.17 *	Letter Agreement, dated October 20, 2015, by and among SUMMIT HOTEL OP, LP and certain related sellers and AMERICAN REALTY CAPITAL HOSPITALITY PORTFOLIO SMT, LLC
10.18 *
First Amendment, dated November 11, 2015, to the Advisory Agreement, dated as of January 7, 2014, among American Realty Capital Hospitality Trust, Inc., American Realty Capital Hospitality Operating Partnership, L.P. and American Realty Capital Hospitality Advisors, LLC

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
XBRL (eXtensible Business Reporting Language). The following materials from American Realty Capital Hospitality Trust, Inc.'s Quarterly Report on Form 10-Q for the nine months ended September 30, 2015, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statements of Changes in Stockholders' Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements. As provided in Rule 406T of Regulation S-T, this information in furnished and not filed for purpose of Sections 11 and 12 of the Securities Act and Section 18 of the Exchange Act

(1)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 13, 2015.
(2)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 20, 2015.
(3)	Filed as an exhibit to the Company’s Current Report on Form 10-Q filed with the Securities and Exchange Commission on August 12, 2015.
*	Filed herewith

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

Dated: November 16, 2015	By: /s/ Jonathan P. Mehlman Name: Jonathan P. Mehlman Title: Chief Executive Officer and President (Principal Executive Officer)
Dated: November 16, 2015	By: /s/ Edward T. Hoganson Name: Edward T. Hoganson Title: Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)