Form 10-K
period 2015-12-31
American Realty Capital Hospitality Trust, Inc.
filed 2016-03-28
CIK 1583077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2015
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
The number of outstanding shares of the registrant's common stock on March 1, 2016 was 36,623,473 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive proxy statement to be delivered to stockholders in connection with the registrant's 2016 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K. The registrant intends to file its proxy statement within 120 days after its fiscal year end.

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

FORM 10-K
Year Ended December 31, 2015

This Annual Report on Form 10-K may contain registered trademarks, including Hampton Inn®, Hampton Inn and Suites®, Hampton Hotels®, Homewood Suites®, Embassy Suites®, DoubleTree® and Hilton Garden Inn®, which are the exclusive property of Hilton Worldwide, Inc.® and its subsidiaries and affiliates, Courtyard® by Marriott, Fairfield Inn®, Fairfield Inn and Suites®, TownePlace Suites®, SpringHill Suites®, and Residence Inn® which are the exclusive property of Marriott International, Inc.® or one of its affiliates, Westin® which is the exclusive property of Starwood Hotels and Resorts Worldwide® or one of its affiliates, Hyatt House® and Hyatt Place®, which are the exclusive property of Hyatt Hotels Corporation® or one of its affiliates, and Holiday Inn® and Holiday Inn Express and Suites®, which are the exclusive property of Intercontinental Hotels Group® or one of its affiliates. For convenience, the applicable trademark or service mark symbol has been omitted but will be deemed to be included wherever the above referenced terms are used.

i

Forward-Looking Statements
Certain statements included in this Annual Report on Form 10-K are forward-looking statements. Those statements include statements regarding the intent, belief or current expectations of American Realty Capital Hospitality Trust, Inc. (the "Company" "we" "our" “our company” or "us") and members of our management team, as well as the assumptions on which such statements are based, and generally are identified by the use of words such as "may," "will," "seeks," "anticipates," "believes," "estimates," "expects," "plans," "intends," "should" or similar expressions. Actual results may differ materially from those contemplated by such forward-looking statements. Further, forward-looking statements speak only as of the date they are made, and we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time, unless required by law.
The following are some of the risks and uncertainties, although not all risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•
All of our executive officers are also officers, managers and/or holders of a direct or indirect controlling interest in American Realty Capital Hospitality Advisors, LLC (the "Advisor") or other entities affiliated with AR Capital, LLC (“AR Capital”), the parent of our sponsor, American Realty Capital IX, LLC (the "Sponsor"), and AR Global Investments, LLC, the successor to AR Capital’s business (“AR Global”). As a result, our executive officers, our Advisor and its affiliates face conflicts of interest, including significant conflicts created by our Advisor's compensation arrangements with us. These conflicts could result in unanticipated actions.

•
We suspended our initial public offering of common stock (our "IPO" or our "Offering") on November 15, 2015, effective as of December 31, 2015. Prior to the suspension of our IPO, we depended, and expected to continue to depend, in substantial part on proceeds from our IPO to meet our major capital requirements. Because we do not expect we will resume our IPO, we will require funds in addition to operating cash flow and cash on hand to meet our capital requirements, including payments due on our outstanding indebtedness.

•
Because we require funds in addition to our operating cash flow and cash on hand to meet our capital requirements, beginning with distributions payable with respect to April 2016 we will pay distributions to our stockholders in shares of common stock instead of cash. There can be no assurance that we will continue to pay distributions in shares of common stock or resume paying distributions in cash in the future. Our ability to make future cash distributions will depend on our future cash flows and may be dependent on our ability to obtain additional liquidity on favorable terms.

•
We are evaluating a variety of alternatives for obtaining additional liquidity, but there can be no assurance that we will be successful in obtaining sufficient proceeds from any of these pursuits to meet our capital requirements.

•	All of the properties we own are hotels, and we are subject to risks inherent in the hospitality industry.

•
We will require additional debt or equity financing to complete our pending acquisition of ten hotels for an aggregate purchase price of $89.1 million (the “Pending Acquisition”) from Summit Hotel OP, LP, the operating partnership of Summit Hotel Properties, Inc. (collectively, “Summit”), and there can be no assurance that such additional capital will be available on favorable terms, or at all. Any failure to complete our Pending Acquisition could cause us to default under the agreement and forfeit a $7.5 million deposit.

•
Because our IPO has raised substantially less proceeds than expected, we will not be able to make additional investments unless we are able to identify additional debt or equity capital on favorable terms and our ability to achieve our original investment objectives has been adversely affected.

•	No public market currently exists, or may ever exist, for shares of our common stock and our shares are, and may continue to be, illiquid.

•	Increases in interest rates could increase the amount of our debt payments.

•	We have incurred substantial indebtedness, which may limit our future operational and financial flexibility.

•	We are obligated to pay fees to our Advisor and its affiliates, which may be substantial.

•	We may fail to realize the expected benefits of our acquisitions of hotels within the anticipated timeframe or at all and we may incur unexpected costs.

•	We are subject to risks associated with any dislocations or liquidity disruptions that may exist or occur in the credit markets of the United States from time to time.

•
Our failure to qualify or to continue to qualify to be treated as a real estate investment trust for U.S. federal income tax purposes ("REIT") which would result in higher taxes, may adversely affect operations and cash available for distributions.

All forward-looking statements should also be read in light of the risks identified in Item 1A of this Annual Report on Form 10-K.

ii

PART I

Item 1. Business.
We were incorporated on July 25, 2013 as a Maryland corporation and qualified as a REIT beginning with the taxable year ended December 31, 2014. We were formed primarily to acquire lodging properties in the midscale limited service, extended stay, select service, upscale select service, and upper upscale full service segments within the hospitality sector. As of December 31, 2015, we had acquired or had an interest in a total of 136 hotels with a total of 16,644 guestrooms located in 32 states. As of December 31, 2015, all but one of our hotels operated under a franchise or license agreement with a national brand owned by one of Hilton Worldwide, Inc., Marriott International, Inc., Starwood Hotels and Resorts Worldwide, Hyatt Hotels Corporation, and Intercontinental Hotels Group or one of their respective subsidiaries or affiliates. During February 2016, we completed an acquisition comprising investments in six additional hotels with a total of 707 guestrooms located in two states, all of which were operated under a franchise or license agreement with one of our national brands.
On January 7, 2014, we commenced our IPO on a "reasonable best efforts" basis of up to 80,000,000 shares of common stock, $0.01 par value per share, at a price of $25.00 per share, subject to certain volume and other discounts, pursuant to a registration statement on Form S-11 (File No. 333-190698), as well as up to 21,052,631 shares of common stock available pursuant to the Distribution Reinvestment Plan (the "DRIP") under which our common stockholders could elect to have their cash distributions reinvested in additional shares of our common stock.

On November 15, 2015, we suspended our IPO, and, on November 18, 2015, Realty Capital Securities, LLC (the "Former Dealer Manager"), the dealer manager of our IPO, suspended sales activities, effective immediately. On December 31, 2015, we terminated the Former Dealer Manager as the dealer manager of our IPO.
As of December 31, 2015, we had approximately 36.3 million shares of common stock outstanding and had received total gross proceeds of approximately $902.9 million, including shares issued under the DRIP.
We expect to establish our estimated net asset value per share of common stock (“Estimated Per-Share NAV”) in connection with the filing of our Quarterly Report on Form 10-Q for the three months ending March 31, 2016, but, in any event, no later than July 2, 2016, which is 150 days following the second anniversary of the date that we broke escrow in our IPO. After we have initially established our Estimated Per-Share NAV, we expect to update it periodically, at the discretion of our board of directors, provided that such updated estimates will be made at least once annually.
Substantially all of our business is conducted through American Realty Capital Hospitality Operating Partnership, L.P. (the "OP"), a Delaware limited partnership. We are the sole general partner and hold substantially all of the units of limited partner interest in the OP entitled “OP Units” ("OP Units"). Additionally, our Advisor contributed $2,020 to the OP in exchange for 90 OP Units, which represents a nominal percentage of the aggregate OP ownership. The holders of OP Units have the right to convert OP Units for the cash value of a corresponding number of shares of common stock or, at the option of the OP, a corresponding number of shares of common stock of us in accordance with the limited partnership agreement of the OP. The remaining rights of the limited partner interests are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP's assets.
Our Former Dealer Manager served as the dealer manager of our IPO and, together with its affiliates, continued to provide us with various services through December 31, 2015. RCS Capital Corporation, the parent company of the Former Dealer Manager and certain of its affiliates that provided services to us, filed for Chapter 11 bankruptcy protection in January 2016, prior to which it was also under common control with AR Capital, the parent of our Sponsor, and AR Global.
We have no employees. We have retained the Advisor to manage certain aspects of our affairs on a day-to-day basis. American Realty Capital Hospitality Properties, LLC or one of its subsidiaries (collectively, the "Property Manager"), serves as our property manager and the Property Manager has retained Crestline Hotels & Resorts, LLC ("Crestline") to provide services, including locating investments, negotiating financing and operating certain hotel assets in our portfolio.

The Advisor, the Property Manager and Crestline are under common control with AR Global and AR Capital, as a result of which they are related parties, and each of which has received or will receive compensation, fees and other expense reimbursements from us for services related to our IPO and the investment and management of our assets.

We, directly or indirectly through our taxable REIT subsidiaries, enter into agreements with the Property Manager, which, in turn, engages Crestline or a third-party sub-property manager to manage our hotel properties. Crestline is a leading hospitality management company in the United States, and as of December 31, 2015, had 100 hotels and 15,104 rooms under management in 27 states and the District of Columbia. As of December 31, 2015, 66 of our hotels and 8,937 rooms were managed by Crestline, and 70 of our hotels and 7,707 rooms were managed by third-party sub-property managers.
Investment Objectives
Our investment objectives were originally premised on the amount of proceeds we expected to raise in our IPO. We registered $2.0 billion in shares of common stock for sale in our IPO and, through December 31, 2015, when our IPO was suspended, we sold approximately 36.3 million shares of common stock in our IPO for approximately $902.9 million in net proceeds, all of which had been invested or used for other purposes.

Because we have raised less proceeds in our IPO than originally contemplated, our ability to achieve our original investment objectives has been adversely affected, and we do not expect to make future acquisitions or reduce our leverage to 50% loan-to-value unless we can obtain equity or debt financing in addition to the additional capital we need to meet our existing capital requirements. As of December 31, 2015, our loan-to-value ratio, including the preferred equity interests issued as part of our acquisition during February 2015 of a portfolio of 116 hotels (the “Grace Preferred Equity Interests”), which are treated as indebtedness under United States generally accepted accounting principles ("GAAP"), was 75%, and our loan-to-value ratio excluding the Grace Preferred Equity Interests was 57%.

One of our other original investment objectives was to fund monthly distributions from cash flow from operations. From our inception in July 2013 through December 31, 2015, we funded all of the monthly cash distributions we paid to our stockholders with proceeds from our IPO. Because our IPO has been suspended, we will also require funds in addition to operating cash flow to meet our capital requirements, which may not be available on favorable terms or at all. Because we require funds in addition to our operating cash flow and cash on hand to meet our capital requirements, beginning with distributions payable with respect to April 2016 we will pay distributions to our stockholders in shares of common stock instead of cash.

Following the suspension of our IPO, our primary business objective has been a focus on meeting our capital requirements and on maximizing the value of our existing portfolio by continuing to invest in our hotels primarily through brand-mandated property improvement plans (“PIPs”), and through intensive asset management. Accordingly, we have been and continue to seek to identify and evaluate potential transactions to address our capital requirements, which could include additional debt or equity financing consisting of common stock, preferred stock or warrants, or any combination thereof. Such issuances could be below the offering price in our IPO. There can be no assurance that we will be successful in entering into any transaction or financing that will address all of our capital needs.
We will pursue our objectives through the following core investment strategies:

•
Lodging Properties. We have primarily acquired lodging properties in the midscale limited service, extended stay and select-service segments within the hospitality sector in secondary markets with strong demand generators. We believe these segments can provide more stable cash flows than full service hotels and less market volatility than primary market locations.

•
Our Investment Portfolio in the Current Economic Environment. We believe the current macroeconomic environment continues to offer attractive opportunities for significant long-term value appreciation for our portfolio.

•
Our Lodging-Centric Investment Strategy. We focus on lodging properties. Growth in United States hotel revenue per available room ("RevPAR"), has historically been closely correlated with growth in United States gross domestic product. Lodging properties do not have a fixed lease structure, unlike other property types, and therefore rental rates on lodging properties can be determined on virtually a daily basis. We expect lodging industry fundamentals in one or more of our targeted asset classes to continue to be favorable over the course of our investment period.

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

•
Discount to Replacement Cost. We have purchased and, if we make any additional acquisitions, we intend to continue to purchase properties valued at a discount to replacement cost using then-current market rates.

Acquisitions and Investment Focus
In March of 2014 we closed on the acquisition of interests in six hotels through fee simple, leasehold and joint venture interests (the "Barceló Portfolio") for an aggregate purchase price of $110.1 million, exclusive of closing costs. In February 2015, we closed on the acquisition of interests in 116 hotels through fee simple and leasehold interests (the "Grace Portfolio") for an aggregate purchase price of $1.8 billion, exclusive of closing costs. In October 2015, we closed on the acquisition of interests in 10 hotels through fee simple interests (the "First Summit Portfolio") for an aggregate purchase price of $150.1 million, exclusive of closing costs. In November and December 2015, we closed on the acquisition of interests in four hotels through fee simple interests (the "First Noble and Second Noble Portfolios") for an aggregate purchase price of $107.6 million, exclusive of closing costs. During December 2015 and January 2016, we terminated our obligation to acquire 24 additional hotels, and as a result forfeited an aggregate of $41.1 million in non-refundable deposits. In February 2016, we completed the acquisition of six hotels through fee simple interests (the "Third Summit Portfolio") for an aggregate purchase price of $108.3 million, exclusive of closing costs. Also in February 2016, we reinstated our obligation under a previously terminated agreement with Summit, which we refer to as our Pending Acquisition, to purchase ten hotels for an aggregate purchase price of $89.1 million from Summit, and made a new purchase price deposit of $7.5 million.
Because we have raised less proceeds in our IPO than originally contemplated, we will require additional debt or equity financing to fund up to $81.6 million in closing consideration for our Pending Acquisition. Any failure to complete our Pending Acquisition could cause us to default under the reinstated purchase agreement and forfeit the $7.5 million deposit. We also do not expect to make future acquisitions unless we can obtain equity or debt financing in addition to the additional capital we need to meet our existing capital requirements.
The closing of our Pending Acquisition is scheduled for December 30, 2016, but Summit has the right to market and ultimately sell any or all of the hotels to be purchased to a bona fide third party purchaser without our consent at any time prior to the completion of our Pending Acquisition. Whether or not Summit engages, or is successful, in any efforts to market these hotels is beyond our control and, accordingly, there can be no assurance we will be able to complete our Pending Acquisition in whole or in part.
We have sought properties that we believe meet the following investment criteria:

•	Strong location:

•
hotel properties located in markets with higher barriers to entry, including those markets in the top 50 metropolitan areas, with a secondary focus on the next 100 markets in close proximity to major market demand generating locations and landmarks;

•
hotels located in close proximity to multiple demand generating landmarks, including businesses and corporate headquarters, retail centers, airports, medical facilities, tourist attractions and convention centers, with a diverse source of potential guests, including corporate, government and leisure travelers; and

•	hotels located in markets exhibiting barriers to entry due to strong franchise areas of protection or other factors.

•	Market leaders: Hotel properties that are proven leaders in market share, setting the rates in the market and providing superior meeting space, services or amenities.

•	Good condition: Hotel properties that are well-maintained, as determined based on our review of third-party property condition reports and other data obtained during our due diligence process.
The portfolio we have acquired consists of lodging properties in the midscale limited service, extended stay, select-service, upscale select-service, and upper-upscale full-service segments within the hospitality sector. Full-service hotels generally provide a full complement of guest amenities including restaurants, concierge and room service, porter service or valet parking. Select-service and limited-service hotels typically do not include these amenities. Extended-stay hotels generally offer high-quality, residential style lodging with an extensive package of services and amenities for extended-stay business and leisure travelers.
We have acquired lodging properties directly, for example, by acquiring fee interests in real property. We also have acquired lodging properties through investments in joint venture entities, including joint venture entities in which we may not own a controlling interest. Our assets generally are held in wholly and majority-owned subsidiaries, each formed to hold a particular asset. In order for the income from our hotel investments to constitute “rents from real property” for purposes of the gross income tests required for REIT qualification, we must lease each of our hotels to a wholly owned subsidiary of our taxable REIT subsidiary, or to an unrelated third party.
We have acquired and own hotels located throughout the United States.
Property Management Agreements

We, directly or indirectly through our taxable REIT subsidiaries, enter into agreements with our Property Manager, which, in turn, engages Crestline or a third-party sub-property manager to manage our hotel properties. These agreements are intended to be coterminous, meaning that the term of our agreement with our Property Manager is the same as the term of our Property Manager’s agreement with the applicable sub-property manager for the applicable hotel properties, except with respect to Interstate Management Company, LLC (“Interstate”). As of December 31, 2015, 66 of the hotel assets we have acquired were managed by Crestline and 70 of the hotels assets we have acquired were managed by third-party sub-property managers including one hotel managed by Interstate. As of March 15, 2016, 72 of the hotels assets we have acquired were managed by Crestline and 70 of the hotels assets we have acquired were managed by third-party sub-property managers. As of March 15, 2016, our third-party sub-property managers were Hampton Inns Management LLC and Homewood Suites Management LLC, afffiliates of Hilton Worldwide Holdings Inc. (42 hotels), Interstate (5 hotels), InnVentures IVI, LP (2 hotels) and McKibbon Hotel Management, Inc. (21 hotels).
For hotels that are managed by Crestline, our management agreements with our Property Manager and our Property Manager’s related agreements with Crestline have a 20-year term, renewing automatically for three five-year terms unless either party provides advance notice of non-renewal, and are generally only terminable by us prior to expiration for cause, including performance-related reasons.  For these hotels, our agreements with our Property Manager are not terminable, and must be assumed by the buyer, in connection with a sale of the applicable hotel.
For the hotels that are managed by Interstate, our management agreements with our Property Manager have a 20-year term, renewing automatically for three five-year terms unless either party provides advance notice of non-renewal, and are generally only terminable by us prior to expiration for cause, including performance-related reasons.  For these hotels, our agreements with our Property Manager are not terminable, and must be assumed by the buyer, in connection with a sale of the applicable hotel. Our Property Manager’s related agreements with Interstate generally have an initial term of one year, renewable at our option for one-month terms, and are generally terminable by us at any time subject to 60 days’ notice.
For hotels that are managed by a third-party sub-property manager other than Interstate, our management agreements with our Property Manager and our Property Manager’s related agreements with the applicable third party sub-property manager generally have an initial term of approximately one to five years, renewable at our option for one-year terms, and are generally terminable by us at any time subject to 60 - 90 days’ notice.
For their services under these hotel management agreements, our Property Manager and either Crestline or a third-party sub-property manager share a base management fee and are also, in some cases, eligible to receive an incentive management fee if hotel operating profit exceeds certain thresholds.
We pay a property management fee of up to 4.0% of the monthly gross receipts from the properties to our Property Manager. Our Property Manager in turn pays a portion of the property management fees to Crestline or a third-party sub-property manager, as applicable. We reimburse the costs and expenses incurred by Crestline or any third-party sub-property manager on our behalf, including legal, travel and other out-of-pocket expenses that are directly related to the management of specific properties, as well as fees and expenses of any sub-property manager. We do not, however, reimburse Crestline or any third-party sub-property manager for general overhead costs or for the wages and salaries and other employee-related expenses of employees of such sub-property managers other than employees or subcontractors who are engaged in the on-site operation, management, maintenance or access control of our properties, and, in certain circumstances, who are engaged in off-site activities.
We also pay to our Property Manager (which payment has been assigned to Crestline) an annual incentive fee equal to 15% of the amount by which the operating profit from the properties sub-managed by Crestline for such fiscal year (or partial fiscal year) exceeds 8.5% of the total investment of such properties. We may, in the future, pay similar fees to our Property Manager (which payment may be assigned to third-party sub-property managers) with respect to properties sub-managed by third-party sub-property managers.
For these purposes, “total investment” means the sum of (i) the price paid to acquire the property, including closing costs, conversion costs, and transaction costs; (ii) additional invested capital; and (iii) any other costs paid in connection with the acquisition of the property, whether incurred pre- or post-acquisition.
Although the lender with respect to the indebtedness we assumed secured by 96 hotels in the Grace Portfolio ( the "Assumed Grace Indebtedness") generally must consent before we terminate, cancel, materially modify, renew or extend any of the management agreements for those hotels, for a period of two years following the completion of the acquisition of the Grace Portfolio, or until February 27, 2017, we may replace any third-party sub-property manager with Crestline without consent of the lender if certain other conditions have been satisfied. With respect to the additional mortgage financing secured by 20 of the hotels in the Grace Portfolio and one hotel from the Barceló Portfolio (the “Additional Grace Mortgage Loan” and, together with the Assumed Grace Indebtedness, the “Grace Indebtedness”) and the loan secured by the First Summit Portfolio, the First Noble and Second Noble Portfolios and the Third Summit Portfolio (the “SN Term Loan”), we have the right to replace a manager as long as no event of default has occurred and we replace the manager with a qualified manager, which includes

Crestline. To the extent we acquire additional hotel assets, our Advisor will decide whether such assets will be managed by Crestline or by a third-party sub-property manager.
Because Crestline is affiliated with our Advisor, our Advisor faces certain conflicts of interest when choosing between Crestline and any third party sub-property manager and in making other decisions related to Crestline’s role as our sub-property manager and oversight of its responsibilities in that capacity.
Franchise Agreements
All but one of our hotels operate under a franchise or license agreement with a national brand that is separate from the agreement with Crestline or a third-party sub-property manager pursuant to which the operations of the hotel are managed. Our franchise agreements grant us the right to the use of the brand name, systems and marks with respect to specified hotels and establish various management, operational, record-keeping, accounting, reporting and marketing standards and procedures with which the licensed hotel must comply. In addition, the franchisor establishes requirements for the quality and condition of the hotel and its furniture, fixtures and equipment, and we are obligated to expend such funds as may be required to maintain the hotel in compliance with those requirements. We are required to make related escrow reserve deposits for these expenditures under our indebtedness.
Typically, our franchise agreements provide for a license fee, or royalty, of 5% to 6% of gross room revenues. In addition, we generally pay 3.7% to 5.2% of gross room revenues as program or reservation fees for the system-wide benefit of brand hotels.
Our typical franchise agreement provides for a term of 15 to 20 years, although some have shorter terms. The agreements typically provide no renewal or extension rights and are not assignable. If we breach one of these agreements, in addition to losing the right to use the brand name for the applicable hotel, we may be liable, under certain circumstances, for liquidated damages.
Financing Strategies and Policies
As of December 31, 2015, our loan-to-value ratio was 75% including the Grace Preferred Equity Interests, which are treated as indebtedness for accounting purposes, and our loan-to-value ratio excluding the Grace Preferred Equity Interests was 57%. Because we have raised less proceeds in our IPO than originally contemplated, our ability to achieve our original investment objective of a loan-to-value ratio of 50% has also been adversely affected.
Under our charter, the maximum amount of our total indebtedness shall not exceed 300% of our total “net assets” (which is generally defined in our charter as our assets less our liabilities) as of the date of any borrowing, which is generally equal to approximately 75% of the cost of our investments; however, we may exceed that limit if such excess is approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following that borrowing, along with the justification for exceeding such limit. This charter limitation, however, does not apply to individual real estate assets or investments. In all events, we expect that our secured and unsecured borrowings will be reasonable in relation to the net value of our assets and will be reviewed by our board of directors at least quarterly.
Prior to our entry into agreements related to our acquisition and financing activities during 2014 and 2015, a majority of our independent directors waived the total portfolio leverage requirement of our charter with respect to acquisition and financing activities should such total portfolio leverage exceed 300% of our total "net assets" in connection with such acquisition and financing activities. Our total portfolio leverage (which includes the Grace Preferred Equity Interests) has significantly exceeded this 300% limit at times. As of December 31, 2015, our total portfolio leverage was 232%.
We are also subject to covenants, such as debt service coverage ratios and negative pledges, in our existing indebtedness that restrict our ability to make future borrowings.
The form of our indebtedness may be long term or short term, secured or unsecured, fixed or floating rate or in the form of a revolving credit facility, repurchase agreements or warehouse lines of credit. Our Advisor will seek to obtain financing on our behalf on the most favorable terms available.
Except with respect to the borrowing limits contained in our charter, we may reevaluate and change our debt policy in the future without a stockholder vote. The covenants in our existing indebtedness may not be changed without consent of our lenders. Factors that we would consider when reevaluating or changing our debt policy include: then-current economic conditions, the relative cost and availability of debt and equity capital, any investment opportunities, the ability of our properties and other investments to generate sufficient cash flow to cover debt service requirements and other similar factors.
We may not borrow from our Advisor or its affiliates to purchase properties or make other investments unless a majority of our directors, including a majority of our independent directors, not otherwise interested in the transaction approves the transaction as being fair, competitive and commercially reasonable and no less favorable to us than comparable loans between unaffiliated parties.

Tax Status
We elected and qualified to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"), commencing with our taxable year ended December 31, 2014. We intend to operate in such a manner as to continue to qualify for taxation as a REIT under the Code. However, no assurance can be given that we will operate in a manner so as to continue to qualify as a REIT. We generally, with the exception of our taxable REIT subsidiaries, will not be subject to federal corporate income tax to the extent that we distribute annually all of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP) determined without regards to the deduction for dividends paid and excluding net capital gain, to our stockholders and comply with various other requirements applicable to REITs. Even if we qualify as a REIT, we may be subject to certain state and local taxes on our income and property, and federal income and excise taxes on our undistributed income and taxable REIT subsidiaries.
Competition
The hotel industry is highly competitive. This competition could reduce occupancy levels and operating income at our properties, which would adversely affect our operations. We face competition from many sources. We face competition from other hotels both in the immediate vicinity and the geographic market where our hotels are located. Over-building of hotels in the markets in which we operate may increase the number of rooms available and may decrease occupancy and room rates. In addition, increases in operating costs due to inflation and other factors may not be offset by increased room rates. We also face competition from nationally recognized hotel brands with which we will not be associated, as well as from other hotels associated with nationally recognized hotel brands with which we are associated. We also compete with numerous owners and operators of vacation ownership resorts, as well as alternative lodging companies, such as HomeAway and Airbnb, which operate websites that market available furnished, privately-owned residential properties, including homes and condominiums, that can be rented on a nightly, weekly or monthly basis.
Regulations
Our investments are subject to various federal, state and local laws, ordinances and regulations, including, among other things, zoning regulations, land use controls, environmental controls relating to air and water quality and noise pollution. We will obtain all permits and approvals that we believe are necessary under current law to operate our investments.
Environmental
As an owner of real property, we are subject to various federal, state and local laws and regulations regarding environmental, health and safety matters. These laws and regulations address, among other things, asbestos, polychlorinated biphenyls, fuel, oil management, wastewater discharges, air emissions, radioactive materials, medical wastes, and hazardous wastes, and in certain cases, the costs of complying with these laws and regulations and the penalties for non-compliance can be substantial. Even with respect to properties that we do not operate or manage, we may be held primarily or jointly and severally liable for costs relating to the investigation and clean-up of any property from which there is or has been an actual or threatened release of a regulated material and any other affected properties, regardless of whether we knew of or caused the release. Such costs typically are not limited by law or regulation and could exceed the property's value. In addition, we may be liable for certain other costs, such as governmental fines and injuries to persons, property or natural resources, as a result of any such actual or threatened release.
We did not make any material capital expenditures in connection with environmental, health, and safety laws, ordinances and regulations in 2015 and do not expect that we will be required to make any such material capital expenditures during 2016.
Employees
As of December 31, 2015, we had no employees. The employees of the Advisor and other affiliates perform a full range of real estate services for us, including acquisitions, property management, accounting, legal, asset management, wholesale brokerage and investor relations services. We are dependent on these entities for services that are essential to us, including asset and property management and other general administrative services. In the event that any of these companies were unable to provide these services to us, we would be required to provide such services ourselves or obtain such services from other sources.
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

Available Information
We electronically file Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and all amendments to those filings with the SEC. You may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, D.C. 20549, or you may obtain information by calling the SEC at 1-800-SEC-0330. The SEC maintains a website at http://www.sec.gov that contains reports, proxy statements and information statements, and other information, which you may obtain free of charge. In addition, copies of our filings with the SEC may be obtained from the website maintained for us and our affiliates at www.archospitalityreit.com. Access to these filings is free of charge. We are not incorporating our website or any information from the website into this Form 10-K.

Item 1A. Risk Factors.
Set forth below are the risk factors that we believe are material to our investors. The occurrence of any of the risks discussed in this Annual Report on Form 10-K could have a material adverse effect on our business, financial condition, results of operations, our ability to pay distributions (although we are not currently paying cash distributions) and the value of an investment in our common stock.
Risks Related to an Investment in American Realty Capital Hospitality Trust, Inc.
We have a history of operating losses and cannot assure our stockholders that we will achieve profitability.
Since inception in July 2013 through December 31, 2015, we have incurred net losses (calculated in accordance with GAAP) equal to $109.5 million. The extent of our future operating losses and the timing of the profitability are highly uncertain, and we may never achieve or sustain profitability.
Because no public trading market for our shares currently exists and our share repurchase program, which we do not expect to use during 2016, includes numerous restrictions, it is difficult for our stockholders to sell their shares.
There is no regular established trading market for our shares of common stock and there can be no assurance one will develop. Our charter does not require our directors to seek stockholder approval to liquidate our assets by a specified date, nor does our charter require our directors to list our shares for trading on a national securities exchange by a specified date. We currently have no plans to list our shares on a national securities exchange. Until our shares are listed, if ever, stockholders may not sell their shares unless the buyer meets the applicable suitability and minimum purchase standards. In addition, our charter prohibits the ownership of more than 9.8% in value of the aggregate of outstanding shares of capital stock or more than 9.8% in value or number of shares, whichever is more restrictive, of any class or series of our stock, unless exempted (prospectively or retroactively) by our board of directors, which may inhibit large investors from purchasing our stockholders' shares.
Our stockholders are limited in their ability to sell their shares pursuant to our share repurchase program (the "SRP"), as the SRP includes numerous restrictions, including limits on the total number of shares that may be repurchased in a given year and a requirement that a stockholder must have held shares for at least one year in order to participate in our SRP unless such repurchase is in connection with a stockholder's death or disability. These limits might prevent us from accommodating all repurchase requests made in any year and there can be no assurance any shares will be repurchased under our SRP.
Moreover, our board of directors has the right to reject any request for repurchase, and, in its sole discretion, our board of directors could amend, suspend or terminate our SRP upon 30 days' notice. Our board of directors authorized us not to accept all of the repurchase requests we received during the quarter ended December 31, 2015 and has the authority and discretion to do so again, including if it determines that the capital that would be required for repurchases is required for other purposes. There can be no assurance that our SRP will not be further limited or amended.
Repurchases pursuant to the SRP for any given six-month period will be funded from proceeds received during that same period through the issuance of common stock pursuant to the DRIP unless our board of directors, in its sole discretion, makes available other funds for this purpose. Because we require funds in addition to our operating cash flow and cash on hand to meet our capital requirements, beginning with distributions payable with respect to April 2016 we will pay distributions to our stockholders in shares of common stock instead of cash. Shares are only issued pursuant to our DRIP in connection with distributions paid in cash. We also do not expect our board of directors will make other funds available for these purposes until we are able to obtain additional liquidity on favorable terms. Accordingly, we do not currently expect to make any repurchases under our SRP during 2016.
Therefore, it is difficult for our stockholders to sell their shares promptly or at all. If a stockholder is able to sell his or her shares, it would likely be at a substantial discount to the price paid.
Because our IPO has been suspended, we will require funds in addition to our operating cash flow and cash on hand to meet our capital requirements, which may not be available on favorable terms or at all.

Our major capital requirements during 2016 include capital expenditures required pursuant to our franchise agreements and related escrows required under our indebtedness, interest and principal payments under our indebtedness, interest payments on the Grace Preferred Equity Interests and asset management fees and expense reimbursements payable to our Advisor. We are also required to fund up to $81.6 million in closing consideration for our Pending Acquisition (including amounts we intend to finance), which is scheduled to occur in December 2016. Failure to do so could cause us to forfeit up to $7.5 million in non-refundable earnest money deposits previously paid.
Prior to the suspension of our IPO, we depended, and expected to continue to depend, in substantial part on proceeds from our IPO to meet our major capital requirements. Because we do not expect we will resume our IPO, we will require funds in addition to operating cash flow and cash on hand to meet our capital requirements, including payments due on our outstanding indebtedness.
In March 2016, our board of directors changed our distribution policy such that, beginning with distributions payable with respect to April 2016 we will pay distributions to our stockholders in shares of common stock instead of cash. Concurrently with this change in our distribution policy, we amended our agreement with our Advisor to give us the right, for a period commencing on June 1, 2016 and ending on June 1, 2017, subject to certain conditions, to pay up to $500,000 per month of the asset management fees payable to our Advisor under the Advisory Agreement in shares of our common stock. We believe the changes to our distribution policy and amendments to our agreement with our Advisor to permit the payment of the asset management fee in shares of our common stock will provide adequate liquidity to satisfy our capital requirements for the next twelve months, but these measures may not be sufficient to meet our capital requirements for this period. There can be no assurance that we will be successful in obtaining sufficient proceeds from any of these pursuits to meet our capital requirements.
If obtained, any additional debt or equity financing could be on terms that would not be favorable to us or our stockholders, including high interest rates, in the case of debt financing, and substantial dilution, in the case of equity issuances or convertible securities. Moreover, because we are required to use 35% of the proceeds from the issuance of interests in us or any of our subsidiaries, to redeem the Grace Preferred Equity Interests at par, up to a maximum of $350 million in redemptions for any 12-month period, it may be more difficult to obtain equity financing from an alternative source in an amount required to meet our capital requirements. As of December 31, 2015, approximately $294.5 million of liquidation value remained outstanding under the Grace Preferred Equity Interests.
Moreover, our ability to identify and consummate a potential transaction or transactions with a source of equity or debt financing is dependent upon a number of factors that may be beyond our control, including, among other factors, market conditions, industry trends and the interest of third parties in our business and assets. In addition, any potential transaction or transactions may be subject to conditions such as consents from our lenders, which we might not be able to obtain, and the process of seeking alternative sources of financing is time-consuming, causes our management to divert their focus from our day-to-day business and results in our incurring expenses outside the normal course of operations.
Since the suspension of our IPO, our failure to obtain financing alternatives to our IPO has caused us to forfeit $41.1 million in earnest money deposits related to pending acquisitions we did not have sufficient capital available to complete, and any continued failure to obtain financing alternatives to our IPO could cause other adverse impacts to our business.
There can be no assurance we will be able to complete our Pending Acquisition due to, among other reasons, the fact that we do not currently have a source of debt or equity financing to do so, and this exposes us to several risks.
We will require additional debt or equity financing to fund up to $81.6 million in closing consideration for our Pending Acquisition, which may not be available on favorable terms, or at all, and any failure to do so could cause us to forfeit up to $7.5 million in non-refundable earnest money deposits previously paid.
Moreover, although the closing of our Pending Acquisition is scheduled for December 30, 2016, Summit has the right to market and ultimately sell any or all of the hotels to be purchased to a bona fide third party purchaser without our consent at any time prior to the completion of our Pending Acquisition. If any hotel is sold in this manner, the agreement will terminate with respect to such hotel and the purchase price will be reduced by the amount allocated to such hotel. If all (but not less than all) of the hotels are sold in this manner, or if the agreement is terminated with respect to all (but not less than all) of the hotels under certain other circumstances (including if there are title issues or material casualties or condemnations involving a particular hotel), then the purchase price deposit of $7.5 million will be automatically applied towards any then outstanding principal balance of the Summit Loan, and any remaining balance of the deposit will be remitted to us. Whether or not Summit engages, or is successful, in any efforts to market these hotels is beyond our control and, accordingly, there can be no assurance we will be able to complete our Pending Acquisition in whole or in part.
Whether or not we complete our Pending Acquisition, in whole or in part, we will still be subject to several risks, including the incurrence of legal, accounting and due diligence costs relating to the transaction that are payable whether or not the transaction is completed.

We will not be able to make additional investments or otherwise achieve our original investment objectives unless we are able to identify an alternative source of capital on favorable terms.

Because we have raised less proceeds in our IPO than originally contemplated, we will require additional debt or equity financing to fund up to $81.6 million in closing consideration for our Pending Acquisition. We also do not expect to make future acquisitions unless we can obtain equity or debt financing in addition to the additional capital we need to meet our existing capital requirements. Our ability to achieve our other original investment objectives, including a loan-to-value ratio of 50%, has also been adversely affected. As of December 31, 2015, our loan-to-value ratio, including the Grace Preferred Equity Interests which are treated as indebtedness for accounting purposes, was 75%, and our loan-to-value ratio excluding the Grace Preferred Equity Interests was 57%.

Because we will not be able to make additional investments, our portfolio will be less diversified in terms of the number of investments owned and the types of investments that we own. As a result, the likelihood of our profitability being affected by the performance of any one of our investments is increased. We will also continue to operate with a higher level of leverage than we would if we were continuing to raise proceeds in our IPO, resulting in higher debt service obligations and less financial and operational flexibility.

We no longer pay distributions in cash and there can be no assurance we will pay distributions in cash in the future.

Because we require funds in addition to our operating cash flow and cash on hand to meet our capital requirements, beginning with distributions payable with respect to April 2016 we will pay distributions to our stockholders in shares of common stock instead of cash. There can be no assurance that we will continue to pay distributions in shares of common stock or be able to pay distributions in cash in the future. Our ability to make future cash distributions will depend on our future cash flows and may be dependent on our ability to obtain additional liquidity, which may not be available on favorable terms, or at all.

To the extent we pay cash distributions in the future, they may be funded from sources other than cash flow from operations. Funding distributions from any of sources other than cash flow from operations may negatively impact the value of an investment in our common stock. We have funded all of our distributions from proceeds from our IPO or our DRIP since our inception in July 2013, which reduced the capital available for other purposes that could increase the value of an investment in our common stock. Funding distributions from borrowings could restrict the amount we can borrow for investments, which may affect our profitability. Funding distributions with the sale of assets may affect our ability to generate additional operating cash flows. Funding distributions from the sale of additional securities could dilute each stockholder's interest in us if we sell shares of our common stock or securities that are convertible or exercisable into shares of our common stock to third-party investors. We also may not have sufficient cash from operations to make a distribution required to qualify for or maintain our REIT status.

Acquired properties may expose us to unknown liability.

We have acquired properties subject to liabilities and without any recourse, or with only limited recourse, against the prior owners or other third parties with respect to unknown liabilities. As a result, if a liability were asserted against us based upon ownership of those properties, we might have to pay substantial sums to settle or contest it, which could adversely affect our results of operations, cash flow and the market value of our securities. Unknown liabilities with respect to acquired properties might include:

•	liabilities for clean-up of undisclosed environmental contamination;

•	claims by tenants, vendors or other persons against the former owner of the properties;

•	liabilities incurred in the ordinary course of business; and

•	claims for indemnification by general partners, directors, officers and others indemnified by the former owners of the properties.

We may not be successful in integrating and operating the hotels we have acquired.

We acquired the Grace Portfolio in February 2015. We have acquired 20 hotels pursuant to the SN Acquisitions in the fourth quarter of 2015 and first quarter of 2016, and may acquire up to ten additional hotels later in 2016 pursuant to our Pending Acquisition. There are many challenges related to our achieving the expected benefits associated with integrating and operating the hotels we have acquired, and any other hotels we may acquire in the future, including the following:

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

•
the hotels we have acquired and any other hotels we may acquire in the future may subject us to liabilities and without any recourse, or with only limited recourse, with respect to unknown liabilities;

•
even if we enter into agreements for the acquisition of hotels in the future, these agreements are subject to customary conditions to closing, including completion of due diligence investigations to our satisfaction and other conditions that are not within our control, which may not be satisfied, and we may be unable to complete an acquisition after making a non-refundable deposit and incurring certain other acquisition-related costs;

•	we may be unable to finance any future acquisitions on favorable terms in the time period we desire, or at all;

•	we may not be able to obtain adequate insurance coverage for new properties acquired in future acquisitions; and

•	we may incur significant costs and divert management attention in connection with evaluating and negotiating potential acquisitions, including ones that we are subsequently unable to complete.

We may fail to realize the expected benefits, and may incur unexpected costs associated with, the acquisition of the Grace Portfolio and the SN Acquisitions and, to the extent we are able to obtain additional debt or equity financing, our Pending Acquisition, within the anticipated timeframe or at all.

The loss of a brand license for any reason, including due to our failure to make required capital expenditures, could adversely affect our financial condition and results of operations.

All but one of our hotels operate under licensed brands pursuant to franchise agreements with hotel brand companies. The maintenance of the brand licenses for our hotels is subject to the hotel brand companies’ operating standards and other terms and conditions, including the ability to require us to make capital expenditures pursuant to property improvement plans, or PIPs, which set forth their renovation requirements. PIPs were required in connection with our acquisition of the Grace Portfolio and the SN Acquisitions and will also be required in connection with any hotels we acquire in the Pending Acquisition and, likely, in connection with the acquisition of any additional hotels in the future. Pursuant to the terms of our existing indebtedness, we estimate we are required to make at least an aggregate of $44.7 million in periodic PIP reserve deposits during 2016 to cover a portion of the estimated costs of the PIPs. We will also be required to make additional PIP reserve payments during future periods.

Prior to the suspension of our IPO, we depended, and expected to continue to depend, in substantial part on proceeds from our IPO to make these PIP reserve deposits. Because we do not expect we will resume our IPO, we will require funds in addition to operating cash flow and cash on hand to meet our capital requirements. There can be no assurance we will be successful in obtaining sufficient proceeds from other sources to meet our capital requirements.

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

If we default on a franchise agreement as a result of our failure to comply with the PIP requirements, the franchisor may have the right to terminate the applicable agreement, we may be be required to pay the franchisor liquidated damages, and we may also be in default under the applicable hotel indebtedness. In addition, if we do not have enough reserves for or access to capital to supply needed funds for capital improvements throughout the life of the investment in a property and there is insufficient cash available from our operations, we may be required to defer necessary improvements to a property, which may cause that property to suffer from a greater risk of obsolescence, a decline in value, or decreased cash flow.

If we were to lose a brand license for any reason, including failure to meet the requirements of our PIPs, we would be required to re-brand the affected hotel(s). As a result, the underlying value of a particular hotel could decline significantly from the loss of associated name recognition, marketing support, participation in guest loyalty programs and the centralized system provided by the franchisor, which, among other things, could reduce income from the impacted hotel and require us to recognize an impairment charge on the hotel. Furthermore, the loss of a franchise license at a particular hotel could harm our relationship with the hotel brand company, which could impede our ability to operate other hotels under the same brand, limit our ability to obtain new franchise licenses from the franchisor in the future on favorable terms, or at all, and cause us to incur significant costs to obtain a new franchise license for the particular hotel (including a likely requirement of a property improvement plan for the new brand, a portion of the costs of which would be related solely to the change in brand rather than substantively improving the property). Moreover, the loss of a franchise license could also be an event of default under our indebtedness that secures the property if we are unable to find a suitable replacement.
We are dependent on our Advisor and its affiliates, including Crestline, to provide us with executive officers and key personnel and our operating performance may be impacted by any adverse changes in the financial health of our Advisor or Crestline.
We have no employees. Personnel and services that we require are provided to us under contracts with our Advisor and our Property Manager, which in turn retains Crestline or a third-party sub-property manager. We depend on our Advisor and Crestline to manage our operations and acquire and manage our portfolio of real estate assets. These entities make major decisions affecting us, all under the direction of our board of directors.
In particular, our success depends to a significant degree upon the contributions of certain individuals, including Jonathan P. Mehlman and Edward T. Hoganson at our Advisor and James A. Carroll at Crestline. Competition for such skilled personnel is intense, and we cannot assure you that our Advisor will be successful in attracting and retaining such skilled personnel capable of meeting the needs of our business. We cannot guarantee that all, or any particular one of these key personnel, will continue to provide services to us or our Advisor, and the loss of any of these key personnel could cause our operating results to suffer. Further, we have not and do not intend to separately maintain key person life insurance on any of our Advisor’s key personnel. Moreover, any adverse changes in the financial health of our Advisor or our Property Manager could negatively impact their ability to supply us with the key personnel.
In addition, our Advisor depends upon the fees and other compensation that it receives from us in connection with the management of our business and sale of our properties to conduct its operations. Any adverse changes in the financial condition of, or our relationship with, our Advisor could hinder its ability to successfully manage our operations and our portfolio of investments. Additionally, changes in ownership or management practices, the occurrence of adverse events affecting our Advisor or its affiliates or other companies advised by our Advisor and its affiliates could create adverse publicity and adversely affect us and our relationship with lenders, tenants or counterparties.

Our rights and the rights of our stockholders to recover claims against our officers, directors and our Advisor are limited, which could reduce our stockholders’ and our recovery against them if they cause us to incur losses.

Maryland law provides that a director has no liability in that capacity if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in the corporation’s best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. In addition, subject to certain limitations set forth therein or under Maryland law, our charter provides that no director or officer will be liable to us or our stockholders for monetary damages and requires us to indemnify our directors, our officers and our Advisor and our Advisor’s affiliates and permits us to indemnify our employees and agents. We have entered into an indemnification agreement with each of our directors and officers, and certain former directors and officers, providing for indemnification of such directors and officers consistent with the provisions of our charter. We and our stockholders also may have more limited rights against our directors, officers, employees and agents, and our Advisor and its affiliates than might otherwise exist under common law, which could reduce our stockholders’ and our recovery against them. In addition, we may be obligated to fund the defense costs incurred by our directors, officers, employees and agents, or our Advisors and its affiliates in some cases.

We expect to establish our Estimated Per-Share NAV, which is based upon subjective judgments, assumptions and opinions about future events, and may not reflect the price our stockholders would receive for their shares in a market transaction.
We expect to establish our Estimated Per-Share NAV in connection with the filing of our Quarterly Report on Form 10-Q for the three months ending March 31, 2016, but, in any event, no later than July 2, 2016, which is 150 days following the second anniversary of the date that we broke escrow in our IPO. After we have initially established our Estimated Per-Share NAV, we expect to update it periodically, at the discretion of our board of directors, provided that such updated estimates will be made at least once annually.  Our Advisor has engaged an independent valuer to perform appraisals of our real estate assets in accordance with valuation guidelines established by our board of directors. As with any methodology used to estimate value, the valuation methodologies that will be used by any independent valuer to value our properties involve subjective judgments concerning factors such as comparable sales, rental and operating expense data, capitalization or discount rates, and projections of future rent and expenses.
Under our valuation guidelines, our independent valuer estimates the market value of our principal real estate and real estate-related assets, and our Advisor determines the net value of our real estate and real estate-related assets and liabilities taking into consideration such estimate provided by the independent valuer. Our Advisor reviews the valuation provided by the independent valuer for consistency with its determinations of value and our valuation guidelines and the reasonableness of the independent valuer's conclusions. Our board of directors reviews the appraisals and valuations and makes a final determination of the Estimated Per-Share NAV. Although the valuations of our real estate assets by the independent valuer are reviewed by our Advisor and approved by our board of directors, neither our Advisor nor our board of directors will independently verify the appraised value of our properties and valuations do not necessarily represent the price at which we would be able to sell an asset. As a result, the appraised value of a particular property may be greater or less than its potential realizable value.
Because valuations will only occur periodically, Estimated Per-Share NAV may not accurately reflect material events that would impact our NAV and may suddenly change materially if the appraised values of our properties change materially or the actual operating results differ from what we originally budgeted. In connection with any periodic valuation, which are generally expected to be conducted annually, our Advisor's estimate of the value of our real estate and real estate-related assets will be partly based on appraisals of our properties, which we expect will only be appraised in connection with a periodic valuation. Any changes in value that may have occurred since the most recent periodic valuation will not be reflected in Estimated Per-Share NAV, and there may be a sudden change in the Estimated Per-Share NAV when new appraisals and other material events are reflected. To the extent actual operating results differ from our original estimates, Estimated Per-Share NAV may be affected, but we will not retroactively or proactively adjust Estimated Per-Share NAV because our actual results from operations may be better or worse than what we previously budgeted for any period. If our actual operating results cause our NAV to change, such change will only be reflected in our Estimated Per-Share NAV when a periodic valuation is completed.
Due to these factors, our Estimated Per-Share NAV may be greater or less than the potential realizable NAV. Moreover, our Estimated Per-Share NAV may be greater or less than the price our stockholders would receive for their shares in a market transaction.
If we internalize our management functions, we may be unable to obtain key personnel, and our ability to achieve our investment objectives could be delayed or hindered.

We may engage in an internalization transaction and become self-managed in the future. If we internalize our management functions, certain key employees may not become our employees, but may instead remain employees of our Advisor or its affiliates. An inability to manage an internalization transaction effectively could thus result in our incurring additional costs and suffering deficiencies in our disclosure controls and procedures or our internal control over financial reporting. Such deficiencies could cause us to incur additional costs and our management’s attention could be diverted from most effectively managing our investments, which could result in us being sued and incurring litigation-associated costs in connection with the internalization transaction.

Our business could suffer in the event our Advisor, Crestline or any other party that provides us with services essential to our operations experiences system failures or cyber-incidents or a deficiency in cybersecurity.
Despite system redundancy, the implementation of security measures and the existence of a disaster recovery plan for the internal information technology systems of our Advisor, Crestline and other parties that provide us with services essential to our operations are vulnerable to damages from any number of sources, including computer viruses, unauthorized access, energy blackouts, natural disasters, terrorism, war and telecommunication failures. Any system failure or accident that causes interruptions in our operations could result in a material disruption to our business.
A cyber-incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of information resources. More specifically, a cyber-incident is an intentional attack or an unintentional event that can result in third parties gaining unauthorized access to systems to disrupt operations, corrupt data or steal confidential information. As reliance on technology in our industry has increased, so have the risks posed to the systems of our Advisor, Crestline and other parties that provide us with services essential to our operations, both internal and those that have been outsourced. In addition, the risk of a cyber-incident, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Even the most well protected information, networks, systems and facilities remain potentially vulnerable because the techniques used in such attempted attacks and intrusions evolve and generally are not recognized until launched against a target, and in some cases are designed not to be detected and, in fact, may not be detected.

The remediation costs and lost revenues experienced by a victim of a cyber-incident may be significant and significant resources may be required to repair system damage, protect against the threat of future security breaches or to alleviate problems, including reputational harm, loss of revenues and litigation, caused by any breaches. In addition, a security breach or other significant disruption involving the IT networks and related systems of our Advisor, Crestline or any other party that provides us with services essential to our operations could:

•	result in misstated financial reports, violations of loan covenants, missed reporting deadlines and/or missed permitting deadlines;

•	affect our ability to properly monitor our compliance with the rules and regulations regarding our qualification as a REIT;

•
result in the unauthorized access to, and destruction, loss, theft, misappropriation or release of, proprietary, confidential, sensitive or otherwise valuable information (including information about guests at our hotel), which others could use to compete against us or for disruptive, destructive or otherwise harmful purposes and outcomes;

•	result in our inability to maintain the building systems relied upon by our tenants for the efficient use of their leased space;

•	require significant management attention and resources to remedy any damages that result;

•	subject us to claims for breach of contract, damages, credits, penalties or termination of leases or other agreements; or

•	adversely impact our reputation among hotel guests and investors generally.
Although our Advisor, Crestline and other parties that provide us with services essential to our operations intend to continue to implement industry-standard security measures, there can be no assurance that those measures will be sufficient, and any material adverse effect experienced by our Advisor, Crestline and other parties that provide us with services essential to our operations could, in turn, have an adverse impact on us.

Risks Related to Conflicts of Interest

Our Advisor and its affiliates, including some of our executive officers, directors and other key real estate professionals, face conflicts of interest caused by their compensation arrangements with us, which could result in actions that are not in the long-term best interests of our stockholders.

Our Advisor and its affiliates, including American Realty Capital Hospitality Special Limited Partner, LLC (the "Special Limited Partner"), receive, or are entitled to receive, fees and other amounts from us, which could be substantial. These fees and entitlements could influence our Advisor’s advice to us as well as its judgment with respect to:

•
the continuation, renewal or enforcement of our agreements with affiliates of our Sponsor, including the advisory agreement, the property management agreements and the sub-property management agreements between our Property Manager and Crestline;

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

•	acquisitions of properties and other investments from third parties and loan originations to third parties, which entitle our Advisor to acquisition fees and increased asset management fees;

•
borrowings to acquire properties and other investments and to originate loans, which borrowings generate financing coordination fees and increase the acquisition fees and asset management fees payable to our Advisor;

•	whether and when we seek to list our common stock on a national securities exchange, which listing could entitle the Special Limited Partner to a subordinated incentive listing distribution; and

•
whether and when we seek to sell our company or its assets, which sale could entitle our Advisor to a subordinated participation in net sales proceeds and otherwise may contemplate terms under which the interests of our Advisor are different from the interests of our stockholders.

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

In addition, subject to the approval of a majority of our independent directors, we have, and may, from time to time in the future, engage one or more entities under common control with the parent of our Sponsor or our Advisor to provide services not provided under existing agreements that are outside of our ordinary course of operations which may create similar incentives.

Crestline is an affiliate of our Advisor and Property Manager and therefore we face conflicts of interest in determining whether to assign certain operating assets to Crestline or an unaffiliated property manager.

Crestline is an affiliate of our Advisor and Property Manager. As of December 31, 2015, 66 of the 136 hotel assets we have acquired were managed by Crestline and 70 of the hotel assets we have acquired were managed by third-party sub-property managers. To the extent we acquire additional hotel assets, our Advisor will decide whether they will be managed by Crestline or by a third-party sub-property manager. We also may replace any third-party sub-property manager of one of the hotels we currently own, subject to the consent of our lenders, if required.

For hotels that are managed by Crestline, our management agreements with our Property Manager and our Property Manager’s related agreements with Crestline have a 20-year term, renewing automatically for three five-year terms unless either party provides advance notice of non-renewal, and are generally only terminable by us prior to expiration for cause, including performance-related reasons. For hotels that are managed by a third-party sub-property manager, our management agreements with our Property Manager (with certain exceptions) and our Property Manager’s related agreements with the applicable third party sub-property manager generally have an initial term of approximately one to five years, renewable at our option for one-year terms, and are generally terminable by us at any time subject to 60 - 90 days’ notice.

For their services under these hotel management agreements, our Property Manager and either Crestline or a third-party sub-property manager share a base management fee and are also, in some cases, eligible to receive an incentive management fee if hotel operating profit exceeds certain thresholds.

Because Crestline is affiliated with our Advisor, our Advisor faces certain conflicts of interest when choosing between Crestline and any third party sub-property manager and in making other decisions related to Crestline’s role as our sub-property manager and oversight of its responsibilities in that capacity.
Crestline will continue to operate as a hotel property manager and may face competing demands for its time.

Crestline will face competing demands for its time managing with hotels not owned by us. Because we rely upon Crestline for its underwriting and operating capabilities, the operations of our hotels may be adversely affected by the competing demands for Crestline’s time.

Our stockholders may be more likely to sustain a loss on their investment in our common stock because our Sponsor does not have as strong an economic incentive to avoid losses as does a sponsor who has made significant equity investments in its company.

The Special Limited Partner, which is wholly owned by our Sponsor and wholly owns our Advisor, has invested only $200,000 in us through the purchase of 8,888 shares of our common stock at $22.50 per share, reflecting the fact that selling commissions and dealer manager fees were not paid on the sale. The Special Limited Partner may not sell this initial investment while our Sponsor remains our Sponsor but it may transfer such shares to affiliates. Therefore, our Sponsor has little exposure to loss in the value of our shares. Without this exposure, our investors may be at a greater risk of loss because our Sponsor may have less to lose from a decrease in the value of our shares as does a sponsor that makes more significant equity investments in its company.

Our Advisor and its affiliates face conflicts of interest relating to the incentive fee structure, which could result in actions that are not necessarily in the long-term best interests of our stockholders.

Under our advisory agreement and the limited partnership agreement of our operating partnership, or the partnership agreement, the Special Limited Partner and its affiliates are entitled to fees, distributions and other amounts that are structured in a manner intended to provide incentives to our Advisor to perform in our best interests and in the best interests of our stockholders. However, because our Advisor does not maintain a significant equity interest in us and is entitled to receive substantial minimum compensation regardless of performance, their interests are not wholly aligned with those of our stockholders. In that regard, our Advisor could be motivated to recommend riskier or more speculative investments in order for us to generate the specified levels of performance or sales proceeds that would entitle the Special Limited Partner to fees. In addition, the Special Limited Partner and its affiliates’ entitlement to fees and distributions upon the sale of our assets and to participate in sale proceeds could result in our Advisor recommending sales of our investments at the earliest possible time at which sales of investments would produce the level of return that would entitle our Advisor and its affiliates to compensation relating to such sales, even if continued ownership of those investments might be in our best long-term interest. The partnership agreement requires us to pay a performance-based termination distribution to our Advisor if we terminate the advisory agreement prior to the listing of our shares for trading on an exchange or, absent such listing, in respect of its participation in net sales proceeds. To avoid paying this fee, our independent directors may decide against terminating the advisory agreement prior to our listing of our shares or disposition of our investments even if, but for the termination distribution, termination of the advisory agreement would be in our best interest. In addition, the requirement to pay the distribution to the Special Limited Partner at termination could cause us to make different investment or disposition decisions than we would otherwise make, in order to satisfy our obligation to pay the distribution to the terminated advisor. Moreover, our Advisor has the right to terminate the advisory agreement upon a change of control of our company and thereby trigger the payment of the performance-based termination distribution, which could have the effect of delaying, deferring or preventing the change of control. In addition, the Special Limited Partner is entitled to an annual subordinated performance fee for any year in which our total return on stockholders’ capital exceeds 6.0% per annum. The Special Limited Partner is entitled to 15.0% of the amount in excess of such 6.0% per annum return, provided that the amount paid to the Special Limited Partner does not exceed 10.0% of the aggregate total return for such year. Such distributions may be paid from any source, including DRIP proceeds, financing proceeds and cash flows from operations, and any payment of distributions from sources other than cash flows from operations could reduce the value of an investment in our common stock.

Our Advisor faces conflicts of interest relating to joint ventures, which could result in a disproportionate benefit to the other venture partners at our expense.

We may enter into joint ventures with other programs sponsored by the parent of our Sponsor. Our Advisor may have conflicts of interest in determining which program sponsored by the parent of our Sponsor should enter into any particular joint venture agreement. The co-venturer may have economic or business interests or goals that are or may become inconsistent with our business interests or goals. In addition, our Advisor may face a conflict in structuring the terms of the relationship between our interest and the interests of the affiliated co-venturer and in managing the joint venture. Because our Advisor and its affiliates may control both the affiliated co-venturer and, to a certain extent, us, agreements and transactions between the co-venturers with respect to any such joint venture will not have the benefit of arm’s-length negotiation of the type normally conducted between unrelated co-venturers, which may result in the co-venturer receiving benefits greater than the benefits that we receive.

Certain of our officers and directors face conflicts of interest related to the positions they hold with affiliated entities.

We rely on our Advisor, our Property Manager and Crestline for the day-to-day operation of our business and the selection of our investments. These entities make major decisions affecting us, all under the direction of our board of directors. Our Advisor and Crestline rely on our Sponsor and its respective affiliates to conduct our business. Principals of the parent of our Sponsor are key executives in other programs sponsored directly or indirectly by the parent of our Sponsor and hold an ownership interest in Crestline. Our executive officers and key real estate professionals are not prohibited from engaging, directly or indirectly, in any business or from possessing interests in any other business venture or ventures, including businesses and ventures involved in the acquisition, development, ownership, leasing or sale of real estate investments. Certain of our executive officers and directors, including our executive chairman, William M. Kahane, also are officers of our Advisor and other affiliated entities, including the other real estate programs sponsored by the group of companies affiliated with the parent of our Sponsor. As a result, these individuals owe fiduciary duties to these other entities and their stockholders and limited partners, which fiduciary duties may conflict with the duties that they owe to us and our stockholders. Their loyalties to these other entities could result in actions or inactions that are detrimental to our business, which could harm the implementation of our business strategy and our investment and leasing opportunities. Conflicts with our business and interests are most likely to arise from involvement in activities related to: (a) to the extent we are able to raise sufficient additional capital to make new investments, allocation of new investments; (b) allocation of management time and services between us and the other entities; (c) our purchase of properties from, or sale of properties to, affiliated entities; (d) the timing and terms of the investment in or sale of an asset; (e) investments or other transactions with affiliates of our Advisor; and (f) compensation to our Advisor.

Risks Related to Our Corporate Structure

We depend on our operating partnership and its subsidiaries for cash flow and are effectively structurally subordinated in right of payment to their obligations.

We are a holding company with no business operations of our own. Our only significant assets are and will be the general and limited partnership interests of our operating partnership. We conduct, and intend to conduct, all of our business operations through our operating partnership. Accordingly, our only source of cash to pay our obligations is distributions from our operating partnership and its subsidiaries of their net earnings and cash flows. We cannot assure our stockholders that our operating partnership or its subsidiaries will be able to, or be permitted to, pay distributions to us that will enable us to pay distributions to our stockholders from cash flows from operations (although we are not currently paying cash distributions). Each of our operating partnership’s subsidiaries is a distinct legal entity and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from such entities. In addition, our stockholders’ claims as stockholders are structurally subordinated to all existing and future liabilities and obligations of our operating partnership and its subsidiaries. Therefore, in the event of our bankruptcy, liquidation or reorganization, our assets and those of our operating partnership and its subsidiaries will be available to satisfy our stockholders’ claims as stockholders only after all of our and our operating partnerships and its subsidiaries liabilities and obligations have been paid in full.

Future offerings of equity securities that are senior to our common stock for purposes of dividend distributions or upon liquidation may adversely affect the per share value of our common stock.

We may seek to increase our capital resources by making additional offerings of equity securities. Under our charter, we may issue, without stockholder approval, preferred stock or other classes of common stock with rights that could dilute the value of an investment in our common stock. Upon liquidation, holders of our shares of preferred stock will be entitled to receive our available assets prior to distribution to the holders of our common stock. Additionally, any convertible, exercisable or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our common stock and may result in dilution to owners of our common stock. Holders of our common stock are not entitled to preemptive rights or other protections against dilution. Our preferred stock, if issued, could have a preference on liquidating distributions or a preference on dividend payments that could limit our ability to pay dividends to the holders of our common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, our stockholders bear the risk of our future offerings reducing the per share value of our common stock and diluting their interest in us.

Our stockholders’ interests in us will be diluted if we issue additional shares.

Our common stockholders do not have preemptive rights to any shares we issue in the future. Our charter authorizes us to issue 350,000,000 shares of capital stock, of which 300,000,000 shares are classified as common stock and 50,000,000 shares are classified as preferred stock. Our board may elect to (1) sell additional shares in public offerings, (2) issue equity interests in private offerings, (3) issue share-based awards to our independent directors or to our officers or employees or to the officers or employees of our Advisor or any of its affiliates, (4) issue shares to our Advisor, or its successors or assigns, in payment of an outstanding fee obligation or (5) issue shares of our common stock to sellers of properties or assets we acquire in connection with an exchange of limited partnership interests of the operating partnership. To the extent we issue additional equity interests, our stockholders’ percentage ownership interest in us will be diluted. In addition, depending upon the terms and pricing of any additional offerings and the value of our real estate investments, our investors may also experience dilution in the book value and fair value of their shares.

Payment of fees to our Advisor and its affiliates reduces cash available for investment and distribution and increases the risk that our stockholders will not be able to recover the amount of their investment in our shares.

Our advisor, its affiliates and entities under common control with our Advisor perform services for us in connection with the management of our assets, the selection and acquisition of our investments, the coordination of financing, the management and leasing of our properties, the administration of our other investments, as well as the performance of other administrative responsibilities for us including accounting services, transaction management services and investor relations. We pay them fees for these services, which could be substantial.

The limit on the number of shares a person may own may discourage a takeover that could otherwise result in a premium price to our stockholders.

Our charter, with certain exceptions, authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT. Unless exempted (prospectively or retroactively) by our board of directors, no person may own more than 9.8% in value of the aggregate of our outstanding shares of stock or more than 9.8% (in value or in number of shares, whichever is more restrictive) of any class or series of shares of our stock. This restriction may have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all our assets) that might provide a premium price for holders of our common stock.

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

Maryland law prohibits certain business combinations, which may make it more difficult for us to be acquired and may limit our stockholder’s ability to exit the investment.

Under Maryland law, “business combinations” between a Maryland corporation and an interested stockholder or an affiliate of an interested stockholder are prohibited for five years after the most recent date on which the interested stockholder becomes an interested stockholder. These business combinations include a merger, consolidation, share exchange or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities. An interested stockholder is defined as:

•	any person who beneficially owns, directly or indirectly, 10% or more of the voting power of the corporation’s outstanding voting stock; or

•
an affiliate or associate of the corporation who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of the voting power of the then outstanding stock of the corporation.

A person is not an interested stockholder under the statute if our board of directors approved in advance the transaction by which the person otherwise would have become an interested stockholder. However, in approving a transaction, our board of directors may provide that its approval is subject to compliance, at or after the time of the approval, with any terms and conditions determined by our board of directors.

After the five-year prohibition, any such business combination between the Maryland corporation and an interested stockholder generally must be recommended by our board of directors of the corporation and approved by the affirmative vote of at least:

•	80% of the votes entitled to be cast by holders of outstanding shares of voting stock of the corporation; and

•
two-thirds of the votes entitled to be cast by holders of voting stock of the corporation other than shares held by the interested stockholder with whom or with whose affiliate the business combination is to be effected or held by an affiliate or associate of the interested stockholder.

These super-majority vote requirements do not apply if the corporation’s common stockholders receive a minimum price, as defined under Maryland law, for their shares in the form of cash or other consideration in the same form as previously paid by the interested stockholder for its shares. The business combination statute permits various exemptions from its provisions, including business combinations that are exempted by our board of directors prior to the time that the interested stockholder becomes an interested stockholder. Pursuant to the statute, our board of directors has exempted any business combination involving our Advisor or any affiliate of our Advisor. Consequently, the five-year prohibition and the super-majority vote requirements will not apply to business combinations between us and our Advisor or any affiliate of our Advisor, including other REITs sponsored by affiliates of our Sponsor. As a result, our Advisor and any affiliate of our Advisor may be able to enter into business combinations with us that may not be in the best interest of our stockholders, without compliance with the super-majority vote requirements and the other provisions of the statute. The business combination statute may discourage others from trying to acquire control of us and increase the difficulty of consummating any offer.

Maryland law limits the ability of a third party to buy a large stake in us and exercise voting power in electing directors, which may discourage a takeover that could otherwise result in a premium price to our stockholders.

The Maryland Control Share Acquisition Act provides that a holder of “control shares” of a Maryland corporation acquired in a “control share acquisition” has no voting rights with respect to such shares except to the extent approved by the affirmative vote of stockholders entitled to cast two-thirds of the votes entitled to be cast on the matter. Shares of stock owned by the acquirer, by officers or by employees who are directors of the acquiror, are excluded from shares entitled to vote on the matter. “Control shares” are voting shares of stock which, if aggregated with all other shares of stock owned by the acquirer or in respect of which the acquirer can exercise or direct the exercise of voting power (except solely by virtue of a revocable proxy), would entitle the acquirer to exercise voting power in electing directors within specified ranges of voting power. Control shares do not include shares the acquiring person is then entitled to vote as a result of having previously obtained stockholder approval or shares acquired directly from the corporation. A “control share acquisition” means, subject to certain exceptions, the acquisition of issued and outstanding control shares. The control share acquisition statute does not apply (a) to shares acquired in a merger, consolidation or share exchange if the corporation is a party to the transaction, or (b) to acquisitions approved or exempted by the charter or bylaws of the corporation. Our bylaws contain a provision exempting from the Maryland Control Share Acquisition Act any and all acquisitions of our stock by any person. There can be no assurance that this provision will not be amended or eliminated at any time in the future.

We are an “emerging growth company” under the federal securities laws and will be subject to reduced public company reporting requirements.

In April 2012, President Obama signed into law the Jumpstart Our Business Startups Act, or the JOBS Act. We are an “emerging growth company,” as defined in the JOBS Act, and are eligible to take advantage of certain exemptions from, or reduced disclosure obligations relating to, various reporting requirements that are normally applicable to public companies.

We could remain an “emerging growth company” for up to five years, or until the earliest of (1) the last day of the first fiscal year in which we have total annual gross revenue of $1 billion or more, (2) December 31 of the fiscal year that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act (which would occur if the market value of our common stock held by non-affiliates exceeds $700 million, measured as of the last business day of our most recently completed second fiscal quarter, and we have been publicly reporting for at least 12 months) or (3) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period. Under the JOBS Act, emerging growth companies are not required to (1) provide an auditor’s attestation report on management’s assessment of the effectiveness of internal control over financial reporting, pursuant to Section 404 of the Sarbanes-Oxley Act, (2) comply with new audit rules adopted by the PCAOB after April 5, 2012 (unless the SEC determines otherwise), (3) provide certain disclosures relating to executive compensation generally required for larger public companies or (4) hold shareholder advisory votes on executive compensation. We have not yet made a decision as to whether to take advantage of any or all of the JOBS Act exemptions that are applicable to us. If we do take advantage of any of these exemptions, we do not know if some investors will find our common stock less attractive as a result.

Additionally, the JOBS Act provides that an “emerging growth company” may take advantage of an extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies. This means an “emerging growth company” can delay adopting certain accounting standards until such standards are otherwise applicable to private companies. However, we are electing to “opt out” of such extended transition period, and will therefore comply with new or revised accounting standards on the applicable dates on which the adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of such extended transition period for compliance with new or revised accounting standards is irrevocable.

The return on an investment in our common stock may be reduced if we are required to register as an investment company under the Investment Company Act.

We are not registered, and do not intend to register ourselves or any of our subsidiaries, as an investment company under the Investment Company Act. If we become obligated to register ourselves or any of our subsidiaries as an investment company, the registered entity would have to comply with a variety of substantive requirements under the Investment Company Act imposing, among other things:

•	limitations on capital structure;

•	restrictions on specified investments;

•	prohibitions on transactions with affiliates; and

•	requirements to comply with reporting, record keeping, voting, proxy disclosure and other rules and regulations that would significantly change our operations.

We intend to conduct our operations, directly and through wholly or majority-owned subsidiaries, so that we and each of our subsidiaries is not an investment company under the Investment Company Act. Under Section 3(a)(1)(A) of the Investment Company Act, a company is deemed to be an “investment company” if it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities. Under Section 3(a)(1)(C) of the Investment Company Act, a company is deemed to be an “investment company” if it is engaged, or proposes to engage, in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire “investment securities” having a value exceeding 40% of the value of its total assets (exclusive of government securities and cash items) on an unconsolidated basis, which we refer to as the “40% test.” “Investment securities” excludes (A) government securities, (B) securities issued by employees’ securities companies, and (C) securities issued by majority-owned subsidiaries which (i) are not investment companies, and (ii) are not relying on the exception from the definition of investment company under Section 3(c)(1) or 3(c)(7) of the Investment Company Act.

Because we are primarily engaged in the business of acquiring real estate, we believe that our company and most, if not all, of its wholly and majority-owned subsidiaries will not be considered investment companies under either Section 3(a)(1)(A) or Section 3(a)(1)(C) of the Investment Company Act. If we or any of our wholly or majority-owned subsidiaries would ever inadvertently fall within one of the definitions of “investment company,” we intend to rely on the exception provided by Section 3(c)(5)(C) of the Investment Company Act.

Under Section 3(c)(5)(C), the SEC staff generally requires our company to maintain at least 55% of its assets directly in qualifying assets and at least 80% of the entity’s assets in qualifying assets and in a broader category of real estate related assets to qualify for this exception. Mortgage-related securities may or may not constitute such qualifying assets, depending on the characteristics of the mortgage-related securities, including the rights that we have with respect to the underlying loans. Our ownership of mortgage-related securities, therefore, is limited by provisions of the Investment Company Act and SEC staff interpretations.

The method we use to classify our assets for purposes of the Investment Company Act is based in large measure upon no-action positions taken by the SEC staff in the past. These no-action positions were issued in accordance with factual situations that may be substantially different from the factual situations we may face, and a number of these no-action positions were issued more than ten years ago. No assurance can be given that the SEC staff will concur with our classification of our assets. In addition, the SEC staff may, in the future, issue further guidance that may require us to re-classify our assets for purposes of qualifying for an exclusion from regulation under the Investment Company Act. If we are required to re-classify our assets, we may no longer be in compliance with the exclusion from the definition of an “investment company” provided by Section 3(c)(5)(C) of the Investment Company Act.

A change in the value of any of our assets could cause us or one or more of our wholly or majority-owned subsidiaries to fall within the definition of “investment company” and negatively affect our ability to maintain our exemption from regulation under the Investment Company Act. To avoid being required to register our company or any of its subsidiaries as an investment company under the Investment Company Act, we may be unable to sell assets we would otherwise want to sell and may need to sell assets we would otherwise wish to retain. In addition, we may have to acquire additional income- or loss-generating assets that we might not otherwise have acquired or may have to forgo opportunities to acquire interests in companies that we would otherwise want to acquire and would be important to our investment strategy.

If we were required to register our company as an investment company but failed to do so, we would be prohibited from engaging in our business, and civil actions could be brought against us. In addition, our contracts would be unenforceable unless a court required enforcement, and a court could appoint a receiver to take control of us and liquidate our business.

Our stockholders have limited voting rights under our charter and Maryland law.

Pursuant to Maryland law and our charter, our stockholders are entitled to vote only on the following matters without concurrence of our board of directors: (a) election or removal of directors; (b) amendment of the charter, as provided in Article XIII of the charter; (c) dissolution of us; and (d) to the extent required under Maryland law, merger or consolidation of us or the sale or other disposition of all or substantially all of our assets. With respect to all other matters, our board of directors must first adopt a resolution declaring that a proposed action is advisable and direct that such matter be submitted to our stockholders for approval or ratification. These limitations on voting rights may limit our stockholders’ ability to influence decisions regarding our business.

Our board of directors may change our investment policies without stockholder approval, which could alter the nature of our stockholder’s investments.

Our charter requires that our independent directors review our investment policies at least annually to determine that the policies we are following are in the best interest of the stockholders. These policies may change over time. The methods of implementing our investment policies also may vary as the commercial debt markets change, new real estate development trends emerge and new investment techniques are developed. Our investment policies, the methods for their implementation, and our other objectives, policies and procedures may be altered by our board of directors without the approval of our stockholders. We may make adjustments to our portfolio based on real estate market conditions and investment opportunities, and we may change our targeted investments and investment guidelines at any time without the consent of our stockholders, which could result in our making investments that are different from, and possibly riskier than, our current investments. As a result, the nature of our stockholder’s investments could change without their consent. A change in our investments or investment guidelines may increase our exposure to interest rate risk, default risk and real estate market fluctuations.

Risks Related to Investments in Real Estate

Our operating results will be affected by economic and regulatory changes that have an adverse impact on the real estate market in general, and we may not be profitable or realize growth in the value of our real estate properties.

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

A prolonged economic slowdown, a lengthy or severe recession or declining real estate values could harm our investments.

Our investments may be susceptible to economic slowdowns or recessions, which could lead to financial losses and a decrease in revenues, earnings and assets. An economic slowdown or recession, in addition to other non-economic factors such as an excess supply of properties, could have a material negative impact on the values of our investments. Declining real estate values will reduce the value of our properties, as well as our ability to refinance our properties and use the value of our existing properties to support the purchase or investment in additional properties. A severe weakening of the economy or a recession could also lead to lower occupancy, which could create an oversupply of rooms resulting in reduced rates to maintain occupancy. There can be no assurance that our real estate investments will not be adversely impacted by a severe slowing of the economy or a recession. Fluctuations in interest rates, limited availability of capital and other economic conditions beyond our control could negatively impact our portfolio and decrease the value of an investment in our common stock.

We have obtained only limited warranties when we purchase properties and have only limited recourse if our due diligence did not identify any issues that lower the value of our properties.

We often purchase properties in their “as is” condition on a “where is” basis and “with all faults,” without any warranties of merchantability or fitness for a particular use or purpose. In addition, purchase agreements often contain only limited warranties, representations and indemnifications that will only survive for a limited period after the closing. The purchase of properties with limited warranties increases the risk that we may lose some or all our invested capital in the property as well as the loss of income from that property.

Our real estate investments are relatively illiquid and subject to some restrictions on sale, and therefore we may not be able to dispose of properties at the time of our choosing or on favorable terms.

The real estate market is affected by many factors, such as general economic conditions, availability of financing, interest rates and other factors, including supply and demand, that are beyond our control. We cannot predict whether we will be able to sell any property for the price or on the terms set by us, or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We cannot predict the length of time needed to find a willing purchaser and to close the sale of a property. We may be required to expend funds to correct defects or to make improvements before a property can be sold. We cannot assure our stockholders that we will have funds available to correct such defects or to make such improvements. In addition, all of our properties serve as collateral under our indebtedness and we have agreed to restrictions under our indebtedness that prohibit the sale of properties at all or unless certain conditions have been met, including the payment of release prices, the maintenance of financial ratios and/or the payment of yield maintenance premiums. We may agree to similar restrictions, or other restrictions, such as a limitation on the amount of debt that can be placed or repaid on a property, with respect to other properties in the future. Our inability to sell a property when we desire to do so may cause us to reduce our selling price for the property. In addition, our management agreements with our Property Manager with respect to the properties sub-managed by Crestline and Interstate do not terminate in connection with a sale, which would require us to obtain the consent of the Property Manager to terminate the management agreement to effect a sale of a property. Upon sales of properties or assets, we may become subject to contractual indemnity obligations and incur material liabilities and expenses, including tax liabilities, change of control costs, prepayment penalties, required debt repayments, transfer taxes and other transaction costs. In addition, the payment of any release price and repayment of mortgage indebtedness will reduce the net proceeds we receive from any asset sales. Any delay in our receipt of proceeds, or diminishment of proceeds, from the sale of a property could adversely impact us.

We have financed and may in the future acquire or finance properties with lock-out provisions, which may prohibit us from selling properties, which could have an adverse effect on our stockholders’ investments.

Lock-out provisions, which are included in certain of our current indebtedness and may be included in our future indebtedness, could materially restrict us from selling or otherwise disposing of or refinancing properties. For example, these provisions may prohibit us or restrict us from prepaying all or a portion of the debt for a period of time or may require us to maintain specified debt levels for a period of time on some or all properties, or may prohibit or restrict us from releasing properties from the lender’s liens. These provisions affect our ability to turn our investments into cash and thus affect cash available for distributions to our stockholders. Lock-out provisions could also impair our ability to take other actions during the lock-out period that could be in the best interests of our stockholders and, therefore, may have an adverse impact on the value of our shares, relative to the value that would result if the lock-out provisions did not exist. In particular, lock-out provisions could preclude us from participating in major transactions that could result in a disposition of our assets or a change in control even though that disposition or change in control might be in the best interests of our stockholders.

If we are found to be in breach of a ground lease or are unable to renew a ground lease, we could be materially and adversely affected.

Eight of the hotels in the Grace Portfolio are on land subject to ground leases. Accordingly, we only own a long-term leasehold or similar interest in those hotels, and we have no economic interest in the land or buildings at the expiration of the ground lease or permit and will not share in the income stream derived from the lease or permit or in any increase in value of the land associated with the underlying property. Our ground leases generally have a remaining term of at least 10 years.

If we are found to be in breach of a ground lease, we could lose the right to use the hotel. We could also be in default under the Grace Indebtedness. In addition, unless we can purchase a fee interest in the underlying land and improvements or extend the terms of these leases before their expiration, as to which no assurance can be given, we will lose our right to operate these properties and our interest in the improvements upon expiration of the leases. Our ability to exercise any extension options relating to our ground leases is subject to the condition that we are not in default under the terms of the ground lease at the time that we exercise such options, and we can provide no assurances that we will be able to exercise any available options at such time. Our ability to exercise any extension option is further subject to conditions contained in the Grace Indebtedness. Furthermore, we can provide no assurances that we will be able to renew any ground lease upon its expiration. If we were to lose the right to use a hotel due to a breach or non-renewal of the ground lease, we would be unable to derive income from such hotel and would be required to purchase an interest in another hotel to attempt to replace that income.

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

Some of our properties may be contiguous to other parcels of real property, comprising part of the same commercial center. In connection with such properties, there are significant covenants, conditions and restrictions or CC&Rs, restricting the operation of such properties and any improvements on such properties, and related to granting easements on such properties. Moreover, the operation and management of the contiguous properties may impact such properties.

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
Uninsured losses relating to real property or excessively expensive premiums for insurance coverage could reduce our cash flows.
Our general liability coverage, property insurance coverage and umbrella liability coverage on all our properties may not be adequate to insure against liability claims and provide for the costs of defense. Similarly, we may not have adequate coverage against the risk of direct physical damage or to reimburse us on a replacement cost basis for costs incurred to repair or rebuild each property. Moreover, there are types of losses, generally catastrophic in nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters, that are uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. Insurance risks associated with such catastrophic events could sharply increase the premiums we pay for coverage against property and casualty claims.
This risk is particularly relevant with respect to potential acts of terrorism. The Terrorism Risk Insurance Act of 2002 (the "TRIA"), under which the U.S. federal government bears a significant portion of insured losses caused by terrorism, will expire on December 31, 2020, and there can be no assurance that Congress will act to renew or replace the TRIA following its expiration. In the event that the TRIA is not renewed or replaced, terrorism insurance may become difficult or impossible to obtain at reasonable costs or at all, which may result in adverse impacts and additional costs to us.
Changes in the cost or availability of insurance due to the non-renewal of the TRIA or for other reasons could expose us to uninsured casualty losses. If any of our properties incurs a casualty loss that is not fully insured, the value of our assets will be reduced by any such uninsured loss, which may reduce the value of our stockholders’ investments. In addition, other than any working capital reserve or other reserves we may establish, we have no source of funding to repair or reconstruct any uninsured property. Also, to the extent we must pay unexpectedly large amounts for insurance, we could suffer reduced earnings.
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
Terrorist attacks and other acts of violence, civilian unrest or war may affect the markets in which we operate our business and our profitability.
Our properties are located in major metropolitan areas as well as densely populated sub-markets that are susceptible to terrorist attack. In addition, any kind of terrorist activity or violent criminal acts, including terrorist acts against public institutions or buildings or modes of public transportation (including airlines, trains or buses) could have a negative effect on our business.

More generally, any terrorist attack, other act of violence or war, including armed conflicts, could result in increased volatility in, or damage to, the worldwide financial markets and economy. Increased economic volatility could adversely affect our properties' ability to conduct their operations profitably or our ability to borrow money or issue capital stock at acceptable prices.

Competition with third parties in acquiring properties and other investments may reduce our profitability and the return on our stockholder’s investments.

We compete with many other entities engaged in real estate investment activities, including individuals, corporations, bank and insurance company investment accounts, other REITs, real estate limited partnerships, and other entities engaged in real estate investment activities, many of which have greater resources than we do. Larger REITs may enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies. In addition, the number of entities and the amount of funds competing for suitable investments may increase. Any such increase would result in increased demand for these assets and therefore increased prices paid for them. If we pay higher prices for properties and other investments, our profitability will be reduced and our stockholders may experience a lower return on their investments.

Acquiring or attempting to acquire multiple properties in a single transaction may adversely affect our operations.

We acquired interests in 116 hotels in one transaction when we acquired the Grace Portfolio. We have also acquired 20 hotels in the SN Acquisitions and may acquire up to 10 additional hotels in our Pending Acquisition if we are able to identify an alternative source of capital, which may not be available on favorable terms or at all. If we are able to raise additional capital to make additional investments, we may again attempt to acquire multiple properties in a single transaction. Portfolio acquisitions are more complex and expensive than single-property acquisitions, and the risk that a multiple-property acquisition does not close may be greater than in a single-property acquisition. Portfolio acquisitions also may result in us owning investments in geographically dispersed markets, placing additional demands on our ability to manage the properties in the portfolio. In addition, a seller may require that a group of properties be purchased as a package even though we may not want to purchase one or more properties in the portfolio. In these situations, if we are unable to identify another person or entity to acquire the unwanted properties, we may be required to operate or attempt to dispose of these properties. We may be required to accumulate a large amount of cash in order to acquire multiple properties in a single transaction. We would expect the returns that we earn on such cash to be less than the ultimate returns in real property and therefore, accumulating such cash could reduce the funds available for distributions. Any of the foregoing events may have an adverse effect on our operations.

Our property manager, Crestline or any of our third-party sub-property manager may fail to integrate their subcontractors into their operations in an efficient manner.

Our property manager, Crestline or any of our third-party sub-property managers may rely on multiple subcontractors for on-site property management of our properties. If our Property Manager, Crestline or any of our third-party sub-property managers are unable to integrate these subcontractors into their operations in an efficient manner, our Property Manager, Crestline or any of our third-party sub-property managers may have to expend substantial time and money coordinating with these subcontractors, which could have a negative impact on the revenues generated from such properties.

Discovery of previously undetected environmentally hazardous conditions may adversely affect our operating results.

We are subject to various federal, state and local laws and regulations that (a) regulate certain activities and operations that may have environmental or health and safety effects, such as the management, generation, release or disposal of regulated materials, substances or wastes, (b) impose liability for the costs of cleaning up, and damages to natural resources from, past spills, waste disposals on and off-site, or other releases of hazardous materials or regulated substances, and (c) regulate workplace safety. Compliance with these laws and regulations could increase our operational costs. Violation of these laws may subject us to significant fines, penalties or disposal costs, which could negatively impact our results of operations, financial position and cash flows. Under various federal, state and local environmental laws (including those of foreign jurisdictions), a current or previous owner or operator of real property may be liable for the cost of removal or remediation of hazardous or toxic substances on, under or in such property. The costs of removal or remediation could be substantial. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Certain environmental laws and common law principles could be used to impose liability for release of and exposure to hazardous substances, including asbestos-containing materials into the air, and third parties may seek recovery from owners or operators of real properties for personal injury or property damage associated with exposure to released hazardous substances. In addition, when excessive moisture accumulates in buildings or on building materials, mold growth may occur, particularly if the moisture problem remains undiscovered or is not addressed over a period of time. Some molds may produce airborne toxins or irritants. Concern about indoor exposure to mold has been increasing, as exposure to mold may cause a variety of adverse health effects and symptoms, including allergic or other reactions. As a result, the presence of significant mold at any of our properties could require us to undertake a costly remediation program to contain or remove the mold from the affected property.

Accordingly, we may incur significant costs to defend against claims of liability, to comply with environmental regulatory requirements, to remediate any contaminated property, or to pay personal injury claims.

Moreover, environmental laws also may impose liens on property or other restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require substantial expenditures or prevent us or our Property Manager, Crestline or any of our third-party sub-property managers from operating such properties. Compliance with new or more stringent laws or regulations or stricter interpretation of existing laws may require us to incur material expenditures. Future laws, ordinances or regulations or the discovery of currently unknown conditions or non-compliance may impose material liability under environmental laws.

Costs associated with complying with the Americans with Disabilities Act of 1990 may decrease cash available for distributions.

Our properties may be subject to the Americans with Disabilities Act of 1990, as amended, or the Disabilities Act. Under the Disabilities Act, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. The Disabilities Act has separate compliance requirements for “public accommodations” and “commercial facilities” that generally require that buildings and services be made accessible and available to people with disabilities. The Disabilities Act’s requirements could require removal of access barriers and could result in the imposition of injunctive relief, monetary penalties or, in some cases, an award of damages. We will attempt to acquire properties that comply with the Disabilities Act or place the burden on the seller or other third party to ensure compliance with the Disabilities Act. We cannot assure our stockholders that we will be able to acquire properties or allocate responsibilities in this manner. Any of our funds used for Disabilities Act compliance will reduce our net income and the amount of cash available for distributions to our stockholders.

The failure of any bank in which we deposit our funds could reduce the amount of cash we have available to pay distributions and make additional investments.

We intend to diversify our cash and cash equivalents among several banking institutions in an attempt to minimize exposure to any one of these entities. However, the Federal Deposit Insurance Corporation, or the FDIC, only insures amounts up to $250,000 per depositor per insured bank. We expect to have cash and cash equivalents and restricted cash deposited in certain financial institutions in excess of federally insured levels. If any of the banking institutions in which we have deposited funds ultimately fails, we may lose our deposits over $250,000. The loss of our deposits could reduce the amount of cash we have available to distribute or invest and could result in a decline in the value of an investment in our common stock.

Risks Related to the Lodging Industry

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

•
reduced business and leisure travel due to continued geo-political uncertainty, including terrorism, economic slowdowns, natural disasters and other world events impacting the global economy and the travel and hotel industries;

•
reduced business and leisure travel from other countries to the United States, where all of our hotels are currently located, due to the strength of the U.S. Dollar as compared to the currencies of other countries;

•	adverse effects of declines in general and local economic activity;

•	adverse effects of a downturn in the hotel industry; and

•	risks generally associated with the ownership of hotels and real estate, as discussed below.

We do not have control over the market and business conditions that affect the value of our lodging properties. Hotel properties are subject to varying degrees of risk generally common to the ownership of hotels, many of which are beyond our control, including the following:

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

The hotel business is seasonal, which affects our results of operations from quarter to quarter.

The hotel industry is seasonal in nature. This seasonality can cause quarterly fluctuations in our financial condition and operating results. Generally, occupancy rates and hotel revenues are greater in the second and third quarters than in the first and fourth quarters. We can provide no assurances that our cash flows will be sufficient to offset any shortfalls that occur as a result of these fluctuations.

We do not operate our lodging properties.

We cannot and do not directly or indirectly operate our lodging properties and, as a result, we depend on the ability of our Property Manager, Crestline, and any third-party sub-property managers, to operate our hotel properties successfully. Because of certain REIT qualification rules, we cannot directly operate any lodging properties we own or actively participate in the decisions affecting their daily operations. Thus, even if we believe our lodging properties are being operated inefficiently or in a manner that does not result in satisfactory operating results, we may not be able to require the management company to change their method of operation of our lodging properties. Any negative publicity or other adverse developments that affect that operator and/or its affiliated brands generally may adversely affect our results of operations, financial condition, and consequently cash flows thereby impacting our ability to meet our capital requirements. There can be no assurance that an affiliate of ours will manage any lodging properties we acquire.
We rely on Crestline, and third-party sub-property managers, to establish and maintain adequate internal controls over financial reporting at our lodging properties. In doing so, Crestline, and any third-party sub-property managers should have policies and procedures in place that allow it to effectively monitor and report to us the operating results of our lodging properties which ultimately are included in our consolidated financial statements. Because the operations of our lodging properties ultimately become a component of our consolidated financial statements, we evaluate the effectiveness of the internal controls over financial reporting at all our properties, including our lodging properties, in connection with the certifications we provide in our quarterly and annual reports on Form 10-Q and Form 10-K, respectively, pursuant to the Sarbanes-Oxley Act of 2002. If such controls are not effective, the accuracy of the results of our operations that we report could be affected. Accordingly, our ability to conclude that, as a company, our internal controls are effective is significantly dependent upon the effectiveness of internal controls that Crestline, and third-party sub-property managers, will implement at our lodging properties. It is possible that we could have a significant deficiency or material weakness as a result of the ineffectiveness of the internal controls at one or more of our lodging properties.

If we replace Crestline or terminate any third-party sub-property manager, we may be required by the terms of the relevant management agreement to pay substantial termination fees, and we may experience significant disruptions at the affected lodging properties. We may not be able to make arrangements with a management company with substantial prior lodging experience in the future. If we experience such disruptions, it may adversely affect our results of operations, financial condition and our cash flows, including our ability to meet our capital requirements.

Our use of the taxable REIT subsidiary structure increases our expenses.

A taxable REIT subsidiary structure subjects us to the risk of increased lodging operating expenses. The performance of our taxable REIT subsidiaries will be based on the operations of our lodging properties. Our operating risks include not only changes in hotel revenues and changes to our taxable REIT subsidiaries’ ability to pay the rent due to us under the leases, but also increased hotel operating expenses, including, but not limited to, the following cost elements:

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

Our franchise agreements are long-terms agreements with general prohibitions against or prohibitive payments for early termination and generally contain restrictive covenants and other provisions that do not provide us with flexibility to sell, refinance or rebrand a hotel without the consent of the franchisor. For example, the terms of some of these agreements may restrict our ability to sell a hotel unless the purchaser is not a competitor of the franchisor, enters into a replacement franchise agreement and meets specified other conditions. In addition, our franchise agreements restrict our ability to rebrand particular hotels without the consent of the franchisor, which could result in significant operational disruptions and litigation if we do not obtain the consent. We could be forced to pay consent or termination fees to franchisors (or litigate with them) under these agreements as a condition to changing franchise brands of our hotels (or, with respect to our Property Manager or Crestline, changing management), and these fees could deter us from taking actions that would otherwise be in our best interest or could cause us to incur substantial expense. In addition, our lenders generally must consent before we modify hotel management agreements or franchise agreements. Any default under a franchise agreement could also be a default under the indebtedness that secures the property.

There are risks associated with employing hotel employees.

We are generally subject to risks associated with the employment of hotel employees. The lodging properties we acquire are leased to one or more taxable REIT subsidiaries, which enter into property management agreements with our Property Manager, which, in turn, enters into sub-property management agreements with Crestline or a third-party sub-property manager to operate the properties. Hotel operating revenues and expenses for these properties are included in our consolidated results of operations. As a result, although we do not employ or manage the labor force at our lodging properties, we are subject to many of the costs and risks generally associated with the hotel labor force. Crestline or a third-party sub-property manager is responsible for hiring and maintaining the labor force at each of our lodging properties and for establishing and maintaining the appropriate processes and controls over such activities. From time to time, the operations of our lodging properties may be disrupted through strikes, public demonstrations or other labor actions and related publicity. We may also incur increased legal costs and indirect labor costs as a result of the aforementioned disruptions, or contract disputes or other events. Crestline or a third-party sub-property manager may be targeted by union actions or adversely impacted by the disruption caused by organizing activities.

The increase in the use of third-party internet travel intermediaries and the increase in alternative lodging channels, such as Airbnb, could adversely affect our profitability.

Many of our managers and franchisors contract with third-party internet travel intermediaries, including, but not limited to expedia.com, priceline.com, hotels.com, orbitz.com, and travelocity.com. These internet intermediaries are generally paid commissions and transaction fees by our managers and franchisors for sales of our rooms through such agencies. These intermediaries initially focused on leisure travel, but have grown to focus on corporate travel and group meetings as well. If such growth continues, it could divert group business away from our hotels. If bookings increase, these internet intermediaries may be able to negotiate higher commissions, reduced room rates or other contract concessions from us, our managers or our franchisors. In addition, internet intermediaries use extensive marketing, which could result in hotel consumers developing brand loyalties to the offered brands and such internet intermediary instead of our management or franchise brands. Further, internet intermediaries emphasize pricing and quality indicators, such as a star rating system, at the expense of brand identification.

In addition to competing with traditional hotels and lodging facilities, we compete with alternative lodging, including third-party providers of short-term rental properties and serviced apartments, such as Airbnb. We compete based on a number of factors, including room rates, quality of accommodations, service levels, convenience of location, reputation, reservation systems, brand recognition and supply and availability of alternative lodging.

The rise of social media reviews, including, but not limited to, Twitter and tripadvisor.com, could impact our occupancy levels and operating results as people might be more inclined to write about dissatisfaction than satisfaction with a hotel stay.

Our lack of diversification in property type and hotel brands increases the risk of investment.

There is no limit on the number of properties of a particular hotel brand that we may acquire. As of December 31, 2015, based on the number of hotels, 46.3% of our hotels were franchised with Hilton Worldwide, 38.2% with Marriott International and 12.5% with Hyatt Hotels Corporation, and no other brand accounts for more than 5.0% of our hotels. The risks of brand concentration include reductions in business following negative publicity relating to one of our licensed brands or arising from or after a dispute with a hotel brand company.

Our board of directors reviews our properties and investments in terms of geographic and hotel brand diversification, and any failure to remain diversified could adversely affect our results of operations and increase the risk of our stockholder’s investments.
Risks Related to Debt Financing

Our incurrence of substantial indebtedness limits our future operational and financial flexibility.

We have incurred substantial indebtedness in acquiring the properties we currently own, and substantially all of these real properties have been pledged as security under our indebtedness. To meet our capital requirements during 2016, including the completion of our Pending Acquisition, we may incur additional indebtedness. Because we have raised less proceeds in our IPO than originally contemplated, our ability to achieve our original investment objective of a loan-to-value ratio of 50% has been adversely affected and we may require funding in addition to our operating cash flow and cash on hand to meet our obligations under our outstanding indebtedness. As of December 31, 2015, our loan-to-value ratio, including the Grace Preferred Equity Interests which are treated as indebtedness for accounting purposes, was 75%, and our loan-to-value ratio excluding the Grace Preferred Equity Interests was 57%.

Our incurrence of mortgage, mezzanine and other indebtedness, and any other indebtedness we may incur, and the issuance of the Grace Preferred Equity Interests limit our future operational and financial flexibility in ways that could have a material adverse effect on our results of operations and financial condition such as:

•	requiring us to use a substantial portion of our cash flow from operations to service indebtedness and pay distributions on the Grace Preferred Equity Interests;

•	limiting our ability to obtain additional financing to fund our capital requirements;

•	increasing the costs of incurring additional debt as potential future lenders may charge higher interest rates if they lend to us in the future due to our current level of indebtedness;

•	increasing our exposure to floating interest rates;

•	limiting our ability to compete with other companies that are not as highly leveraged, as we may be less capable of responding to adverse economic and industry conditions;

•
restricting us from making strategic acquisitions, developing properties or exploiting business opportunities to the extent we are limited in our ability to access the financing required to pursue these opportunities;

•	making us less attractive to potential investors due our level of indebtedness;

•
restricting the way in which we conduct our business because of financial and operating covenants in the agreements governing our indebtedness, including the rights of our lenders to consent before we modify hotel management agreements or franchise agreements and that require us to replace sub-property managers under certain circumstances and financial covenants related to maintaining a minimum debt service coverage ratio, a minimum consolidated net worth and a minimum consolidated liquidity;

•	consent rights the holders of the Grace Preferred Equity Interests will have over major actions by us relating to the Grace Portfolio;

•
if we are unable to satisfy the redemption, distribution, or other requirements of the Grace Preferred Equity Interests, holders of the Grace Preferred Equity Interests will have certain rights, including the ability to assume control of the operations of the Grace Portfolio;

•
exposing us to potential events of default (if not cured or waived) under covenants contained in our debt instruments that could have a material adverse effect on our business, financial condition and operating results;

•	increasing our vulnerability to a downturn in general economic conditions; and

•	limiting our ability to react to changing market conditions in our industry.

In addition, incurring mortgage debt increases the risk of loss since defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. In that case, we could lose the property or properties securing the loan that is in default, thus reducing the value of an investment in our common stock. For U.S. federal income tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds. In such event, we may be unable to pay the amount of distributions required in order to maintain our REIT status. We may give full or partial guarantees to lenders of mortgage debt to the entities that own our properties. When we provide a guaranty on behalf of an entity that owns one of our properties, we will be responsible to the lender for satisfaction of the debt if it is not paid by such entity. Substantially all of our mortgages to date contain cross-collateralization or cross-default provisions, meaning that a default on a single property could affect multiple properties, and any mortgages we enter into in the future may contain cross-collateralization or cross-default provisions. If any of our properties are foreclosed upon due to a default, our ability to pay cash distributions to our stockholders will be adversely affected which could result in our losing our REIT status and would result in a decrease in the value of an investment in our common stock.

A portion of our indebtedness matures in May 2017 and August 2018, subject to our extension rights, and we may not be able to extend the maturity date of, or refinance, these debt obligations, or any of our other indebtedness, on acceptable terms.

All but one of our properties has been pledged as security for our indebtedness, and we expect we will be required to extend or refinance this indebtedness when it comes due. The Assumed Grace Indebtedness matures on May 1, 2017, subject to two (one-year) extension rights. The SN Term Loan matures on August 31, 2018, subject to two (one-year) extension rights. These extensions can only occur if certain conditions are met, including that a minimum ratio of net operating income to debt outstanding be satisfied. There can be no assurance that we will be able to meet these conditions and extend these debt obligations pursuant to their terms.

As of December 31, 2015, approximately $294.5 million of liquidation value was outstanding under the Grace Preferred Equity Interests, and, by no later than February 27, 2019, we will be required to have redeemed this entire amount. By no later than February 27, 2018, we will be required to have redeemed 50% of the original $447.1 million liquidation value of the Grace Preferred Equity Interests, approximately $71.0 million more than the amount outstanding as of December 31, 2015.

If we are not able to extend these loans or any of our other indebtedness or refinance them when they mature, we will be required to seek alternative financing to continue our operations. No assurance can be given that any extension, refinancing or alternative financing will be available when required or that we will be able to negotiate acceptable terms. Moreover, if interest rates are higher when these loans are refinanced or replaced with alternative financing, our cash flow would be reduced.

Increases in interest rates could increase the amount of our debt payments.

We have incurred substantial indebtedness, of which approximately $1.07 billion outstanding as of December 31, 2015 bears interest at variable interest rates. Accordingly, increases in interest rates would increase our interest costs, which could reduce our cash flows and our ability to pay cash distributions to our stockholders. In addition, if we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments in properties at times that may not permit realization of the maximum return on such investments.

Interest-only indebtedness may increase our risk of default.

We have financed our property acquisitions using interest-only mortgage and mezzanine indebtedness and may continue to do so in the future. As of December 31, 2015, all $1.4 billion of our mortgage and mezzanine indebtedness was interest-only, including the SN Term Loan which is interest-only for the initial three year term. During the interest-only period, which may be the full term of the loan, the amount of each scheduled payment will be less than that of a traditional amortizing loan. The principal balance of the loan will not be reduced (except in the case of prepayments) because there are no scheduled monthly payments of principal during this period. After the interest-only period, we will be required either to make scheduled payments of amortized principal and interest or to make a lump-sum or “balloon” payment at maturity. These required principal or balloon payments will increase the amount of our scheduled payments and may increase our risk of default under the related loan. Our ability to make a balloon payment at maturity is uncertain and may depend upon our ability to obtain additional financing or sell assets. At the time the balloon payment is due, we may or may not be able to refinance the balloon payment on terms as favorable as the original loan or sell assets at prices sufficient to make the balloon payment. The effect of a refinancing or sale could affect the rate of return to our stockholders and the projected time of disposition of our assets. In addition, payments of principal and interest made to service our debts may leave us with insufficient cash to pay the distributions that we are required to pay to maintain our qualification as a REIT. Any of these results would have a material adverse effect on the value of an investment in our common stock.

Our derivative financial instruments that we may use to hedge against interest rate fluctuations may not be successful in mitigating our risks associated with interest rates and could reduce the overall returns on an investment in our common stock.

We use derivative financial instruments to hedge exposures to changes in interest rates on loans secured by our assets, but no hedging strategy can protect us completely. We cannot assure our stockholders that our hedging strategy and the derivatives that we use will adequately offset the risk of interest rate volatility or that our hedging transactions will not result in losses. In addition, the use of such instruments may reduce the overall return on our investments. These instruments may also generate income that may not be treated as qualifying REIT income for purposes of the 75% or 95% gross income tests.

U.S. Federal Income Tax Risks

Our failure to remain qualified as a REIT would subject us to U.S. federal income tax and potentially state and local tax, and would adversely affect our operations and the market price of our common stock.

We elected and qualified to be taxed as a REIT commencing with our taxable year ended December 31, 2014 and intend to operate in a manner that would allow us to continue to qualify as a REIT. However, we may terminate our REIT qualification, if our board of directors determines that not qualifying as a REIT is in our best interests, or inadvertently. Our qualification as a REIT depends upon our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. The REIT qualification requirements are extremely complex and interpretation of the U.S. federal income tax laws governing qualification as a REIT is limited. Furthermore, any opinion of our counsel, including tax counsel, as to our eligibility to remain qualified as a REIT is not binding on the IRS and is not a guarantee that we will qualify, or continue to qualify, as a REIT. Accordingly, we cannot be certain that we will be successful in operating so we can qualify or remain qualified as a REIT. Our ability to satisfy the asset tests depends on our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals. Our compliance with the REIT income or quarterly asset requirements also depends on our ability to successfully manage the composition of our income and assets on an ongoing basis. Accordingly, if certain of our operations were to be recharacterized by the IRS, such recharacterization would jeopardize our ability to satisfy all requirements for qualification as a REIT. Furthermore, future legislative, judicial or administrative changes to the U.S. federal income tax laws could be applied retroactively, which could result in our disqualification as a REIT.

If we fail to qualify as a REIT for any taxable year, and we do not qualify for certain statutory relief provisions, we will be subject to U.S. federal income tax on our taxable income at corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year of losing our REIT qualification. Losing our REIT qualification would reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability. In addition, distributions to stockholders would no longer qualify for the dividends paid deduction, and we would no longer be required to pay distributions. If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax.

Even though we have qualified as a REIT, in certain circumstances, we may incur tax liabilities that would reduce our cash available for distribution to our stockholders.

Even if we qualify and maintain our status as a REIT, we may be subject to U.S. federal, state and local income taxes. For example, net income from the sale of properties that are “dealer” properties sold by a REIT (a “prohibited transaction” under the Code) will be subject to a 100% tax. We may not make sufficient distributions to avoid excise taxes applicable to REITs. We also may decide to retain net capital gains we earn from the sale or other disposition of our property and pay U.S. federal income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability unless they file U.S. federal income tax returns and thereon seek a refund of such tax. We also will be subject to corporate tax on any undistributed REIT taxable income. We also may be subject to state and local taxes on our income or property, including franchise, payroll and transfer taxes, either directly or at the level of our operating partnership or at the level of the other companies through which we indirectly own our assets, such as our taxable

REIT subsidiaries, which are subject to full U.S. federal, state, local and foreign corporate-level income taxes. Any taxes we pay directly or indirectly will reduce our cash available for distribution to our stockholders.

To qualify as a REIT we must meet annual distribution requirements, which may force us to forgo otherwise attractive opportunities or borrow funds during unfavorable market conditions. This could delay or hinder our ability to meet our investment objectives and reduce our stockholder’s overall return.

In order to qualify as a REIT, we must distribute annually to our stockholders at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding any net capital gain. We will be subject to U.S. federal income tax on our undistributed REIT taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (a) 85% of our ordinary income, (b) 95% of our capital gain net income and (c) 100% of our undistributed income from prior years. These requirements could cause us to distribute amounts that otherwise would be spent on investments in real estate assets and it is possible that we might be required to borrow funds, possibly at unfavorable rates, or sell assets to fund these distributions. Although we intend to pay distributions sufficient to meet the annual distribution requirements and to avoid U.S. federal income and excise taxes on our earnings while we qualify as a REIT, it is possible that we might not always be able to do so.

Certain of our business activities are potentially subject to the prohibited transaction tax, which could reduce the return on our stockholder’s investments.

For so long as we qualify as a REIT, our ability to dispose of property during the first few years following acquisition may be restricted to a substantial extent as a result of our REIT qualification. Under applicable provisions of the Code regarding prohibited transactions by REITs, while we qualify as a REIT, we will be subject to a 100% penalty tax on any gain recognized on the sale or other disposition of any property (other than foreclosure property) that we own, directly or indirectly through any subsidiary entity, including our operating partnership, but generally excluding taxable REIT subsidiaries, that is deemed to be inventory or property held primarily for sale to customers in the ordinary course of a trade or business. Whether property is inventory or otherwise held primarily for sale to customers in the ordinary course of a trade or business depends on the particular facts and circumstances surrounding each property. During such time as we qualify as a REIT, we intend to avoid the 100% prohibited transaction tax by (a) conducting activities that may otherwise be considered prohibited transactions through a taxable REIT subsidiary (but such taxable REIT subsidiary will incur corporate rate income taxes with respect to any income or gain recognized by it), (b) conducting our operations in such a manner so that no sale or other disposition of an asset we own, directly or through any subsidiary, will be treated as a prohibited transaction, or (c) structuring certain dispositions of our properties to comply with the requirements of the prohibited transaction safe harbor available under the Code for properties that, among other requirements, have been held for at least two years. No assurance can be given that any particular property we own, directly or through any subsidiary entity, including our operating partnership, but generally excluding taxable REIT subsidiaries, will not be treated as inventory or property held primarily for sale to customers in the ordinary course of a trade or business.

Our taxable REIT subsidiaries are subject to corporate-level taxes and our dealings with our taxable REIT subsidiaries may be subject to 100% excise tax.
A REIT may own up to 100% of the stock of one or more taxable REIT subsidiaries. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a taxable REIT subsidiary. A corporation of which a taxable REIT subsidiary directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a taxable REIT subsidiary. Overall, no more than 25% (20% for taxable years beginning after December 31, 2017) of the gross value of a REIT’s assets may consist of stock or securities of one or more taxable REIT subsidiaries. A taxable REIT subsidiary may hold assets and earn income that would not be qualifying assets or income if held or earned directly by a REIT, including gross income from operations pursuant to management contracts. Accordingly, we may use our taxable REIT subsidiaries generally to hold properties for sale in the ordinary course of a trade or business or to hold assets or conduct activities that we cannot conduct directly as a REIT.

Furthermore, in order to ensure the income we receive from our hotels qualifies as “rents from real property,” generally we must lease our hotels to taxable REIT subsidiaries (which are owned by our operating partnership) which must engage “eligible independent contractors” to operate the hotels on their behalf. These taxable REIT subsidiaries and other taxable REIT subsidiaries that we may form will be subject to applicable U.S. federal, state, local and foreign income tax on their taxable income. While we will be monitoring the aggregate value of the securities of our taxable REIT subsidiaries and intend to conduct our affairs so that such securities will represent less than 25% (20% for taxable years beginning after December 31, 2017) of the value of our total assets, there can be no assurance that we will be able to comply with the taxable REIT subsidiary limitation in all market conditions. The rules, which are applicable to us as a REIT, also impose a 100% excise tax on certain transactions between a taxable REIT subsidiary and its parent REIT that are not conducted on an arm’s-length basis to assure that the taxable REIT subsidiary is subject to an appropriate level of corporate taxation. Such transactions include, for example, intercompany loans between the parent REIT as lender and the taxable REIT subsidiary as borrower and rental arrangements between the parent REIT as landlord and the taxable REIT subsidiary as tenant.

If our leases to our taxable REIT subsidiaries are not respected as true leases for U.S. federal income tax purposes, we would fail to qualify as a REIT.

To qualify as a REIT, we must satisfy two gross income tests, under which specified percentages of our gross income must be derived from certain sources, such as “rents from real property.” In order for such rent to qualify as “rents from real property” for purposes of the REIT gross income tests, the leases must be respected as true leases for U.S. federal income tax purposes and not be treated as service contracts, joint ventures or some other type of arrangement. If our leases are not respected as true leases for U.S. federal income tax purposes, we would fail to qualify as a REIT.

If our operating partnership failed to qualify as a partnership or is not otherwise disregarded for U.S. federal income tax purposes, we would cease to qualify as a REIT.

If the IRS were to successfully challenge the status of our operating partnership as a partnership or disregarded entity for such purposes, it would be taxable as a corporation. In such event, this would reduce the amount of distributions that the operating partnership could make to us. This also would result in our failing to qualify as a REIT, and becoming subject to a corporate level tax on our income. This substantially would reduce our cash available to pay distributions and the yield on our stockholder’s investments. In addition, if any of the partnerships or limited liability companies through which our operating partnership owns its properties, in whole or in part, loses its characterization as a partnership and is otherwise not disregarded for U.S. federal income tax purposes, it would be subject to taxation as a corporation, thereby reducing distributions to the operating partnership. Such a recharacterization of an underlying property owner could also threaten our ability to maintain our REIT qualification.

If our “qualified lodging facilities” are not properly leased to a taxable REIT subsidiary or the managers of such “qualified lodging facilities” do not qualify as “eligible independent contractors,” we could fail to qualify as a REIT.

In general, we cannot operate any lodging facilities and can only indirectly participate in the operation of “qualified lodging facilities” on an after-tax basis through leases of such properties to our taxable REIT subsidiaries. A “qualified lodging facility” is a hotel, motel, or other establishment in which more than one-half of the dwelling units are used on a transient basis at which or in connection with which wagering activities are not conducted. Rent paid by a lessee that is a “related party tenant” of ours will not be qualifying income for purposes of the two gross income tests applicable to REITs. A taxable REIT subsidiary that leases lodging facilities from us will not be treated as a “related party tenant” with respect to our lodging facilities that are managed by an independent management company, so long as the independent management company qualifies as an “eligible independent contractor.”

Each of the management companies that enters into a management contract with our taxable REIT subsidiaries must qualify as an “eligible independent contractor” under the REIT rules in order for the rent paid to us by our taxable REIT subsidiaries to be qualifying income for purposes of the REIT gross income tests. An “eligible independent contractor” is an independent contractor that, at the time such contractor enters into a management or other agreement with a taxable REIT subsidiary to operate a “qualified lodging facility,” is actively engaged in the trade or business of operating “qualified lodging facilities” for any person not related, as defined in the Code, to us or the taxable REIT subsidiary. Among other requirements, in order to qualify as an independent contractor a manager must not own, directly or applying attribution provisions of the Code, more than 35% of our outstanding shares of stock (by value), and no person or group of persons can own more than 35% of our outstanding shares and 35% of the ownership interests of the manager (taking into account only owners of more than 5% of our shares and, with respect to ownership interest in such managers that are publicly traded, only holders of more than 5% of such ownership interests). The ownership attribution rules that apply for purposes of the 35% thresholds are complex. There can be no assurance that the levels of ownership of our stock by our managers and their owners will not be exceeded.

We may choose to pay distributions in our own stock to meet REIT requirements, in which case our stockholders may be required to pay U.S. federal income taxes in excess of the cash dividends they receive.

In connection with our qualification as a REIT, we are required to distribute annually to our stockholders at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding net capital gain. In order to satisfy this requirement, we may pay distributions that are payable in cash or shares of our common stock (which could account for up to 80% of the aggregate amount of such distributions) at the election of each stockholder. Taxable stockholders receiving such distributions will be required to include the full amount of such distributions as ordinary dividend income to the extent of our current or accumulated earnings and profits, as determined for U.S. federal income tax purposes. As a result, U.S. stockholders may be required to pay U.S. federal income taxes with respect to such distributions in excess of the cash portion of the distribution received. Accordingly, U.S. stockholders receiving a distribution of our shares may be required to sell stock or other assets owned by them (including, if possible, our shares received in such distribution), at a time that may be disadvantageous, in order to obtain the cash necessary to satisfy any tax imposed on such distribution. If a U.S. stockholder sells the stock that it receives as part of the distribution in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the distribution, depending on the market price of our stock at the time of the sale. Furthermore, with respect to certain non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such distribution, including in respect of all or a portion of such distribution that is payable in stock, by withholding or disposing of part of the shares included in such distribution and using the proceeds of such disposition to satisfy the withholding tax imposed.

Various tax aspects of such a taxable cash/stock distribution are uncertain and have not yet been addressed by the IRS. No assurance can be given that the IRS will not impose requirements in the future with respect to taxable cash/stock distributions, including on a retroactive basis, or assert that the requirements for such taxable cash/stock distributions have not been met.

The taxation of distributions to our stockholders can be complex; however, distributions that we make to our stockholders generally will be taxable as ordinary income, which may reduce our stockholder’s anticipated return from an investment in us.

Distributions that we make to our taxable stockholders out of current and accumulated earnings and profits (and not designated as capital gain dividends or qualified dividend income) generally will be taxable as ordinary income. However, a portion of our distributions may (1) be designated by us as capital gain dividends generally taxable as long-term capital gain to the extent that they are attributable to net capital gain recognized by us, (2) be designated by us as qualified dividend income generally to the extent they are attributable to dividends we receive from our taxable REIT subsidiaries, or (3) constitute a return of capital generally to the extent that they exceed our accumulated earnings and profits as determined for U.S. federal income tax purposes. A return of capital is not taxable, but has the effect of reducing the basis of a stockholder’s investment in our common stock.

Our stockholders may have tax liability on distributions that they elect to reinvest in common stock, but they would not receive the cash from such distributions to pay such tax liability.

If we pay distributions in cash and our stockholders participate in our DRIP, they will be deemed to have received the amount reinvested in shares of our common stock and, for U.S. federal income tax purposes, will be taxed to the extent the amount reinvested was not a tax-free return of capital. In addition, our stockholders will be treated for tax purposes as having received an additional distribution to the extent the shares are purchased at a discount to fair market value. As a result, unless a stockholder is a tax-exempt entity, it may have to use funds from other sources to pay its tax liability.

Dividends payable by REITs generally do not qualify for the reduced tax rates available for some dividends.

Currently, the maximum tax rate applicable to qualified dividend income payable to U.S. stockholders that are individuals, trusts and estates is 20%. Dividends payable by REITs, however, generally are not eligible for this reduced rate. Although this does not adversely affect the taxation of REITs or dividends payable by REITs, the more favorable rates applicable to regular corporate qualified dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends. Tax rates could be changed in future legislation.

Complying with REIT requirements may limit our ability to hedge our liabilities effectively and may cause us to incur tax liabilities.

The REIT provisions of the Code may limit our ability to hedge our liabilities. Any income from a hedging transaction we enter into to manage risk of interest rate changes, price changes or currency fluctuations with respect to borrowings made or to be made to acquire or carry real estate assets or in certain cases to hedge previously acquired hedges entered into to manage risks associated with property that has been disposed of or liabilities that have been extinguished, if properly identified under applicable Treasury Regulations, does not constitute “gross income” for purposes of the 75% or 95% gross income tests. To the extent that we enter into other types of hedging transactions, the income from those transactions will likely be treated as non-qualifying income for purposes of both of the gross income tests. As a result of these rules, we may need to limit our use of advantageous hedging techniques or implement those hedges through a taxable REIT subsidiary. This could increase the cost of our hedging activities because our taxable REIT subsidiaries would be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in a taxable REIT subsidiary generally will not provide any tax benefit, except for being carried forward against future taxable income of such taxable REIT subsidiary.

Complying with REIT requirements may force us to forgo or liquidate otherwise attractive investment opportunities.

To qualify as a REIT, we must ensure that we meet the REIT gross income tests annually and that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets, including certain mortgage loans and certain kinds of mortgage-related securities. The remainder of our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, and no more than 25% (20% for taxable years beginning after December 31, 2017) of the value of our total assets can be represented by securities of one or more taxable REIT subsidiaries. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate assets from our portfolio or not make otherwise attractive investments in order to maintain our qualification as a REIT.

The ability of our board of directors to revoke our REIT qualification without stockholder approval may subject us to U.S. federal income tax and reduce distributions to our stockholders.

Our charter provides that our board of directors may revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that it is no longer in our best interest to continue to qualify as a REIT. While we intend to elect and qualify to be taxed as a REIT, we may not elect to be treated as a REIT or may terminate our REIT election if we determine that qualifying as a REIT is no longer in our best interests. If we cease to be a REIT, we would become subject to U.S. federal income tax on our taxable income and would no longer be required to distribute most of our taxable income to our stockholders.

We may be subject to adverse legislative or regulatory tax changes that could increase our tax liability.

In recent years, numerous legislative, judicial and administrative changes have been made in the provisions of U.S. federal income tax laws applicable to investments similar to an investment in shares of our common stock. Additional changes to the tax laws are likely to continue to occur, and we cannot assure our stockholders that any such changes will not adversely affect the taxation of a stockholder. Any such changes could have an adverse effect on an investment in our shares or on the market value or the resale potential of our assets. Our stockholders are urged to consult with their tax advisors with respect to the impact of recent legislation on their investments in our shares and the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our shares.

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

Subject to certain exceptions, distributions received from us will be treated as dividends of ordinary income to the extent of our current or accumulated earnings and profits. Such dividends ordinarily will be subject to U.S. withholding tax at a 30% rate, or such lower rate as may be specified by an applicable income tax treaty, unless the distributions are treated as “effectively connected” with the conduct by the non-U.S. stockholder of a U.S. trade or business. Pursuant to the Foreign Investment in Real Property Tax Act of 1980, (“FIRPTA”), capital gain distributions attributable to sales or exchanges of “U.S. real property interests,” (“USRPIs”), generally will be taxed to a non-U.S. stockholder (other than a qualified pension plan, entities wholly owned by a qualified pension plan and certain foreign publicly traded entities) as if such gain were effectively connected with a U.S. trade or business. However, a capital gain distribution will not be treated as effectively connected income if (a) the distribution is received with respect to a class of stock that is regularly traded on an established securities market located in the United States and (b) the non-U.S. stockholder does not own more than 10% of the class of our stock at any time during the one-year period ending on the date the distribution is received. We do not anticipate that our shares will be “regularly traded” on an established securities market for the foreseeable future, if at all, and therefore, this exception is not expected to apply.

Gain recognized by a non-U.S. stockholder upon the sale or exchange of our common stock generally will not be subject to U.S. federal income taxation unless such stock constitutes a USRPI under FIRPTA. Our common stock will not constitute a USRPI so long as we are “domestically-controlled.” We will be domestically-controlled if at all times during a specified testing period, less than 50% in value of our stock is held directly or indirectly by non-U.S. stockholders. We believe, but cannot assure our stockholders, that we will a domestically-controlled qualified investment entity.

Even if we do not qualify as domestically-controlled at the time a non-U.S. stockholder sells or exchanges our common stock, gain arising from such a sale or exchange would not be subject to U.S. taxation under FIRPTA as a sale of a USRPI if: (a) our common stock is “regularly traded,” as defined by applicable Treasury regulations, on an established securities market, and (b) such non-U.S. stockholder owned, actually and constructively, 10% or less of our common stock at any time during the five-year period ending on the date of the sale. However, it is not anticipated that our common stock will be “regularly traded” on an established market. We encourage our stockholders to consult their tax advisors to determine the tax consequences applicable to them if our stockholders are non-U.S. stockholders.

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

Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
Our Hotels
The following table presents certain additional information about the properties we owned at December 31, 2015:

Property	Location	Number of Rooms	Ownership Percentage of Hotel
Baltimore Courtyard(2)(9)(13)	Baltimore, MD	205	100%
Providence Courtyard(2)(9)(13)	Providence, RI	219	100%
Stratford Homewood Suites(3)(9)	Stratford, CT	135	100%
Georgia Tech Hotel(1)(9)(13)	Atlanta, GA	252	N/A
Westin Virginia Beach(9)(13)	Virginia Beach, VA	236	31%
Hilton Garden Inn Blacksburg(9)(7)(13)	Blacksburg, VA	137	57%
Courtyard Asheville(4)(11)	Asheville, NC	78	100%
Courtyard Athens Downtown(4)(11)	Athens, GA	105	100%
Courtyard Bowling Green Convention Center(4)(9)	Bowling Green, KY	93	100%
Courtyard Chicago Elmhurst Oakbrook Area(4)(9)	Elmhurst, IL	140	100%
Courtyard Columbus Downtown(6)(9)	Columbus, OH	150	100%
Courtyard Dallas Market Center(4)(9)(8)	Dallas, TX	184	100%
Courtyard Dalton(5)(9)	Dalton, GA	93	100%
Courtyard Flagstaff(6)(9)	Flagstaff, AZ	164	100%
Courtyard Gainesville(4)(11)	Gainesville, FL	81	100%
Courtyard Houston I 10 West Energy Corridor(5)(9)	Houston, TX	176	100%
Courtyard Jacksonville Airport Northeast(4)(9)	Jacksonville, FL	81	100%
Courtyard Knoxville Cedar Bluff(4)(11)	Knoxville, TN	78	100%
Courtyard Lexington South Hamburg Place(4)(12)	Lexington, KY	90	100%
Courtyard Louisville Downtown(4)(12)	Louisville, KY	140	100%
Courtyard Mobile(4)(8)(11)	Mobile, AL	78	100%
Courtyard Orlando Altamonte Springs Maitland(4)(11)	Orlando, FL	112	100%
Courtyard San Diego Carlsbad(5)(9)	Carlsbad, CA	145	100%
Courtyard Sarasota Bradenton(4)(11)	Sarasota, FL	81	100%
Courtyard Tallahassee North I 10 Capital Circle(4)(11)	Tallahassee, FL	93	100%
DoubleTree Baton Rouge(6)(9)	Baton Rouge, LA	127	100%
Embassy Suites Orlando International Drive Jamaican Court(4)(9)	Orlando, FL	246	100%
Fairfield Inn & Suites Atlanta Vinings(4)(9)	Atlanta, GA	142	100%
Fairfield Inn & Suites Baton Rouge South(6)(9)	Baton Rouge, LA	78	100%
Fairfield Inn & Suites Dallas Market Center(4)(9)	Dallas, TX	116	100%
Hampton Inn & Suites Boynton Beach(4)(11)	Boynton Beach, FL	164	100%
Hampton Inn & Suites El Paso Airport(6)(10)	El Paso, TX	139	100%
Hampton Inn & Suites Nashville Franklin Cool Springs(4)(9)	Franklin, TN	127	100%
Hampton Inn Albany Wolf Road Airport(4)(11)	Albany, NY	153	100%

Hampton Inn Austin North at IH 35 & Highway 183(5)(9)	Austin, TX	121	100%
Hampton Inn Baltimore Glen Burnie(4)(8)(11)	Glen Burnie, MD	116	100%
Hampton Inn Beckley(4)(11)	Beckley, WV	108	100%
Hampton Inn Birmingham Mountain Brook(4)(8)(11)	Birmingham, AL	129	100%
Hampton Inn Boca Raton(4)(11)	Boca Raton, FL	94	100%
Hampton Inn Boca Raton Deerfield Beach(4)(11)	Deerfield Beach, FL	106	100%
Hampton Inn Boston Peabody(4)(9)	Peabody, MA	120	100%
Hampton Inn Champaign Urbana(5)(9)	Urbana, IL	130	100%
Hampton Inn Charleston Airport Coliseum(4)(11)	Charleston, SC	124	100%
Hampton Inn Charlotte Gastonia(4)(11)	Gastonia, NC	107	100%
Hampton Inn Chattanooga Airport I 75(4)(11)	Chattanooga, TN	167	100%
Hampton Inn Chicago Gurnee(4)(11)	Gurnee, IL	134	100%
Hampton Inn Chicago Naperville(5)(11)	Naperville, IL	129	100%
Hampton Inn Cleveland Westlake(4)(11)	Westlake, OH	122	100%
Hampton Inn College Station(5)(11)	College Station, TX	133	100%
Hampton Inn Colorado Springs Central Airforce Academy(4)(11)	Colorado Springs, CO	125	100%
Hampton Inn Columbia I 26 Airport(4)(11)	West Columbia, SC	120	100%
Hampton Inn Columbus Airport(4)(11)	Columbus, GA	118	100%
Hampton Inn Columbus Dublin(4)(11)	Dublin, OH	123	100%
Hampton Inn Dallas Addison(4)(11)	Addison, TX	158	100%
Hampton Inn Detroit Madison Heights South Troy(4)(11)	Madison Heights, MI	123	100%
Hampton Inn Detroit Northville(4)(11)	Northville , MI	124	100%
Hampton Inn East Lansing(5)(9)	East Lansing, MI	86	100%
Hampton Inn Fayetteville I 95(4)(11)	Fayetteville, NC	121	100%
Hampton Inn Fort Wayne Southwest(6)(9)	Ft. Wayne, IN	118	100%
Hampton Inn Grand Rapids North(4)(9)	Grand Rapids, MI	84	100%
Hampton Inn Indianapolis Northeast Castleton(5)(11)	Indianapolis, IN	128	100%
Hampton Inn Kansas City Airport(4)(11)	Kansas City, MO	120	100%
Hampton Inn Kansas City Overland Park(4)(11)	Overland Park, KS	133	100%
Hampton Inn Knoxville Airport(5)(11)	Alcoa, TN	118	100%
Hampton Inn Medford(6)(9)	Medford, OR	75	100%
Hampton Inn Memphis Poplar(4)(11)	Memphis, TN	124	100%
Hampton Inn Milford(5)(11)	Milford, CT	148	100%
Hampton Inn Morgantown(4)(11)	Morgantown, WV	107	100%
Hampton Inn Norfolk Naval Base(4)(8)(11)	Norfolk, VA	117	100%
Hampton Inn Orlando International Drive Convention Center(5)(9)	Orlando, FL	170	100%
Hampton Inn Palm Beach Gardens(4)(11)	Palm Beach Gardens, FL	116	100%
Hampton Inn Pickwick Dam at Shiloh Falls(4)(11)	Counce, TN	50	100%
Hampton Inn Scranton at Montage Mountain(4)(11)	Moosic, PA	129	100%
Hampton Inn St Louis Westport(4)(11)	Maryland Heights, MO	122	100%
Hampton Inn State College(4)(11)	State College, PA	119	100%
Hampton Inn West Palm Beach Florida Turnpike(4)(11)	West Palm Beach, FL	110	100%
Hilton Garden Inn Albuquerque North Rio Rancho(5)(9)	Rio Rancho, NM	129	100%
Hilton Garden Inn Austin Round Rock(4)(9)	Round Rock, TX	122	100%
Hilton Garden Inn Louisville East(5)(9)	Louisville, KY	112	100%

Hilton Garden Inn Monterey(6)(9)	Monterey, CA	204	100%
Holiday Inn Charleston Mount Pleasant(4)(9)	Mt. Pleasant, SC	158	100%
Holiday Inn Express & Suites Kendall East Miami(4)(11)	Miami, FL	66	100%
Homewood Suites Augusta(5)(11)	Augusta, GA	65	100%
Homewood Suites Boston Peabody(4)(9)	Peabody, MA	85	100%
Homewood Suites Chicago Downtown(4)(9)	Chicago, IL	233	100%
Homewood Suites Hartford Windsor Locks(4)(11)	Windsor Locks, CT	132	100%
Homewood Suites Memphis Germantown(4)(11)	Germantown, TN	92	100%
Homewood Suites Orlando International Drive Convention Center(5)(9)	Orlando, FL	252	100%
Homewood Suites Phoenix Biltmore(4)(8)(11)	Phoenix , AZ	124	100%
Homewood Suites San Antonio Northwest(4)(11)	San Antonio, TX	123	100%
Homewood Suites Seattle Downtown(5)(11)	Seattle, WA	161	100%
Hyatt House Atlanta Cobb Galleria(6)(9)	Atlanta, GA	149	100%
Hyatt Place Albuquerque Uptown(4)(9)	Albuquerque, NM	126	100%
Hyatt Place Baltimore Washington Airport(4)(9)	Linthicum Heights, MD	127	100%
Hyatt Place Baton Rouge I 10(4)(9)	Baton Rouge, LA	126	100%
Hyatt Place Birmingham Hoover(4)(9)	Birmingham, AL	126	100%
Hyatt Place Chicago Schaumburg(6)(9)	Schaumburg, IL	127	100%
Hyatt Place Cincinnati Blue Ash(4)(9)	Blue Ash, OH	125	100%
Hyatt Place Columbus Worthington(4)(9)	Columbus, OH	124	100%
Hyatt Place Indianapolis Keystone(4)(9)	Indianapolis, IN	124	100%
Hyatt Place Kansas City Overland Park Metcalf(4)(9)	Overland Park, KS	124	100%
Hyatt Place Las Vegas(4)(9)	Las Vegas, NV	202	100%
Hyatt Place Memphis Wolfchase Galleria(4)(9)	Memphis, TN	125	100%
Hyatt Place Miami Airport West Doral(4)(9)	Miami, FL	124	100%
Hyatt Place Minneapolis Airport South(4)(9)	Bloomington, MN	126	100%
Hyatt Place Nashville Franklin Cool Springs(4)(9)	Franklin, TN	126	100%
Hyatt Place Richmond Innsbrook(4)(9)	Glen Allen, VA	124	100%
Hyatt Place Tampa Airport Westshore(4)(9)	Tampa, FL	124	100%
Residence Inn Boise Downtown(4)(11)	Boise, ID	104	100%
Residence Inn Chattanooga Downtown(4)(11)	Chattanooga, TN	76	100%
Residence Inn Fort Myers(4)(11)	Fort Myers, FL	78	100%
Residence Inn Fort Wayne Southwest(6)(9)	Ft. Wayne, IN	109	100%
Residence Inn Jacksonville Airport(5)(9)	Jacksonville, FL	78	100%
Residence Inn Knoxville Cedar Bluff(4)(11)	Knoxville, TN	78	100%
Residence Inn Lexington South Hamburg Place(4)(12)	Lexington, KY	91	100%
Residence Inn Los Angeles Airport El Segundo(4)(9)	El Segundo, CA	150	100%
Residence Inn Macon(4)(11)	Macon, GA	78	100%
Residence Inn Mobile(4)(8)(11)	Mobile, AL	66	100%
Residence Inn Portland Downtown Lloyd Center(4)(11)	Portland, OR	168	100%
Residence Inn San Diego Rancho Bernardo Scripps Poway(4)(9)	San Diego, CA	95	100%
Residence Inn Sarasota Bradenton(4)(11)	Sarasota, FL	78	100%
Residence Inn Savannah Midtown(4)(11)	Savannah, GA	66	100%
Residence Inn Tallahassee North I 10 Capital Circle(4)(11)	Tallahassee, FL	78	100%
Residence Inn Tampa North I 75 Fletcher(4)(11)	Tampa, FL	78	100%

Residence Inn Tampa Sabal Park Brandon(4)(11)	Tampa, FL	102	100%
Springhill Suites Asheville(5)(11)	Asheville, NC	88	100%
Springhill Suites Austin Round Rock(4)(9)	Round Rock, TX	104	100%
SpringHill Suites Baton Rouge South(6)(9)	Baton Rouge, LA	78	100%
SpringHill Suites Flagstaff(6)(9)	Flagstaff, AZ	112	100%
Springhill Suites Grand Rapids North(4)(9)	Grand Rapids, MI	76	100%
Springhill Suites Houston Hobby Airport(4)(9)	Houston, TX	122	100%
Springhill Suites Lexington Near The University Of Kentucky(4)(12)	Lexington, KY	108	100%
SpringHill Suites San Antonio Medical Center Northwest(4)(9)(8)	San Antonio, TX	112	100%
Springhill Suites San Diego Rancho Bernardo Scripps Poway(4)(9)	San Diego, CA	137	100%
TownePlace Suites Baton Rouge South(6)(9)	Baton Rouge, LA	90	100%
TownePlace Suites Savannah Midtown(5)(11)	Savannah, GA	93	100%
		16,644

(1)	We own the leasehold interest in the property and account for it as an operating lease

(2)	Encumbered by the Baltimore Courtyard & Providence Courtyard Loan (Barceló Portfolio)

(3)	Encumbered by the Additional Grace Mortgage Loan, as part of the Barceló Portfolio

(4)	Encumbered by the Assumed Grace Indebtedness as part of the Grace Portfolio

(5)	Encumbered by the Additional Grace Mortgage Loan as part of the Grace Portfolio

(6)	Encumbered by the SN Term Loan as part of the Summit and Noble Portfolios

(7)	Encumbered by the Hilton Garden Inn Blacksburg Joint Venture Loan

(8)	Subject to a ground lease. Our ground leases generally have a remaining term of at least 10 years.

(9)	Sub-managed by Crestline

(10)	Sub-managed by Interstate

(11)	Sub-managed by a third-party sub-property manager other than Crestline or Interstate.

(12)	Sub-managed by a third-party sub-property manager other than Crestline or Interstate as of December 31, 2015. Since February 1, 2016, however, this hotel has been sub-managed by Crestline.

(13)	Cash flows from this hotel, to the extent received by us, serve as collateral under the Summit Loan.

Debt

In March 2014, we obtained a loan from German American Capital Corporation in the principal amount of $45.5 million at a fixed annual interest rate of 4.30% with a maturity date in April 2019. The loan is secured by mortgages on the Baltimore Courtyard and the Providence Courtyard.

In February 2015, we acquired the Grace Portfolio for a purchase price of $1.8 billion. A portion of the contract purchase price was satisfied through the assumption of existing mortgage and mezzanine indebtedness, which we refer to as the Assumed Grace Indebtedness, secured by 96 of the hotels in the Grace Portfolio (“Equity Inns Portfolio I”) and through additional mortgage financing secured by 20 of the hotels in the Grace Portfolio ("Equity Inns Portfolio II") and one hotel from the Barceló Portfolio (the Stratford Homewood Suites), which we refer to as the Additional Grace Mortgage Loan. The Additional Grace Mortgage Loan was refinanced to reduce and fix the interest rate and extend the maturity in October 2015. In addition, a portion of the contract purchase price of the Grace Portfolio was satisfied by the issuance of the Grace Preferred Equity Interests. Due to the fact that the Grace Preferred Equity Interests are mandatorily redeemable and certain of their other characteristics, the Grace Preferred Equity Interests are treated as debt in accordance with GAAP.

In May 2015, we acquired an additional equity interest in the HGI Blacksburg JV, increasing our percentage ownership to 56.5% from 24.0%. As a result of this transaction, we concluded that we are the primary beneficiary, with the power to direct activities that most significantly impact economic performance of the HGI Blacksburg JV, and therefore consolidated the entity in our consolidated financial statements subsequent to the acquisition. Simultaneous with the acquisition, we obtained a loan from German American Capital Corporation in the principal amount of $10.5 million at a fixed annual interest rate of 4.31% with a maturity date in June 2020. The loan is secured by a mortgage on the Hilton Garden Inn Blacksburg.

In August 2015, we entered into the SN Term Loan with Deutsche Bank AG New York Branch, as administrative agent and Deutsche Bank Securities Inc., as sole lead arranger and book-running manager. We amended and restated the SN Term Loan during October 2015. On February 11, 2016, we further amended the SN Term Loan pursuant to which the lenders' total commitment was reduced from $450.0 million to $293.4 million. Proceeds from the SN Term Loan were used to fund a portion of the purchase price of the First Summit Portfolio, the First Noble and Second Noble Portfolios and the Third Summit Portfolio and these borrowings are secured by mortgages on the fee interest in the hotels acquired.

The following table summarizes certain information regarding our debt obligations as of December 31, 2015:

Use of Proceeds/Collateral	Principal Balance as of December 31, 2015 (In Thousands)	Number of rooms	Debt per Room	Interest Rate	Maturity Date
96 properties in Grace Portfolio - Equity Inns Portfolio I (Senior Loan- Assumed Grace Indebtedness)	$801,430(1)	11,185	$71,652	LIBOR plus 3.29%	May 1, 2017; 1st ext. May 1, 2018; 2nd ext. May 1, 2019
96 properties in Grace Portfolio - Equity Inns Portfolio I (Mezzanine Loan - Assumed Grace Indebtedness)	$102,550(2)	11,185	$9,169	LIBOR plus 4.77%	May 1, 2017; 1st ext. May 1, 2018; 2nd ext. May 1, 2019
96 properties in Grace Portfolio - Equity Inns Portfolio I (Grace Preferred Equity Interests)	$228,770	11,185	$20,453	(i) Until August 27, 2016 a rate equal to 7.50% per annum, and (ii) thereafter, a rate equal to 8.00% per annum	Reduced principal balance to $173.6 million by February 27, 2018 and repay in full by no later than February 27, 2019
Equity Inns Portfolio II & Homewood Suites Stratford	$232,000	2,690	$86,245	4.96%	October 6, 2020
20 properties in Grace Portfolio - Equity Inns Portfolio II (Grace Preferred Equity Interests)	$65,753	2,555	$25,735	(i) Until August 27, 2016 a rate equal to 7.50% per annum, and (ii) thereafter, a rate equal to 8.00% per annum	Reduced principal balance to $49.9 million by February 27, 2018 and repay in full by no later than February 27, 2019
Summit, Noble - 14 Properties (SN Term Loan)	$165,100	1,720	$95,988	Base rate plus a spread of between 3.25% and 3.75% for Eurodollar rate Loans and between 2.25% and 2.75% for base rate Loans	August 31, 2018; 1st ext. August 31, 2019; 2nd ext. August 31, 2020
Baltimore Courtyard & Providence Courtyard	$45,500	424	$107,311	4.30%	April 6, 2019
Hilton Garden Inn Blacksburg	$10,500	137	$76,642	4.31%	June 6, 2020

(1)	Represents fair value of debt assumed at December 31, 2015. As of December 31, 2015, the outstanding principal balance is $801,101 (in thousands).

(2)	Represents fair value of debt assumed at December 31, 2015. As of December 31, 2015, the outstanding principal balance is $102,800 (in thousands).

Summit Loan
On February 11, 2016, Summit loaned us $27.5 million, pursuant to the Summit Loan. Proceeds from the Summit Loan totaling $20.0 million were used to pay a portion of the purchase price of the Third Summit Portfolio and proceeds from the Summit Loan totaling $7.5 million were used as a purchase price deposit on our Pending Acquisition.
The Summit Loan initially bears interest at a rate of 13.0% per annum, of which 9.0% is paid in cash monthly and an additional 4% (the "Added Rate") will accrue and be compounded monthly and added to the outstanding principal balance at maturity unless otherwise paid in cash by us. The Summit Loan has an initial maturity date of February 11, 2017, and the Summit Loan provides for two one-year extensions at our option, subject to the payment in cash of the interest accrued at the Added Rate. Upon each extension, the Added Rate will be increased by 1%. We must pay principal in the amount of $1.0 million on the last day of May, June, July, August and September 2016. Our obligation to make this $5.0 million in principal amortization payments is secured by a collateral interest in certain cash flows, to the extent received by us, related to certain other hotel assets owned by us. We may pre-pay the Summit Loan in whole or in part without penalty at any time.
Item 3. Legal Proceedings.
We are not a party to any material pending legal or regulatory proceedings.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our shares of common stock are not traded on a national securities exchange. There currently is no established trading market for our shares and there may never be one. Even if a stockholder is able to find a buyer for his or her shares, the stockholder may not sell his or her shares unless the buyer meets applicable suitability and minimum purchase standards and the sale does not violate state securities laws. Our charter also prohibits the ownership of more than 9.8% in value of the aggregate of the outstanding shares of our stock or more than 9.8% (in value or in number of shares, whichever is more restrictive) of any class or series of shares of our stock by a single investor, unless exempted by our board of directors, which may inhibit large investors from desiring to purchase shares from stockholders.
We are required pursuant to FINRA Rule 2310(b)(5) to disclose in each annual report distributed to stockholders a per share estimated value of the shares, the method by which the value was developed and the date of the data used to develop the estimated value. In addition, we prepare annual statements of estimated share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of the Employee Retirement Income Security Act of 1974 in the preparation of their reports relating to an investment in our shares.
We expect to establish our Estimated Per-Share NAV in connection with the filing of our Quarterly Report on Form 10-Q for the three months ending March 31, 2016, but, in any event, no later than July 2, 2016, which is 150 days following the second anniversary of the date that we broke escrow in our IPO. After we have initially established our Estimated Per-Share NAV, we expect to update it periodically, at the discretion of our board of directors, provided that such updated estimates will be made at least once annually.
Holders
As of December 31, 2015, we had 36,300,777 shares of common stock outstanding held by a total of 19,400 stockholders.
Distributions
We elected and qualified to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code commencing with the tax year ended December 31, 2014. As a REIT, we are required to distribute at least 90% of our REIT taxable income, determined without regard for the deduction for dividends paid and excluding net capital gains, to our stockholders annually. The amount of distributions payable to our stockholders is determined by our board of directors and is dependent on a number of factors, including funds available for distribution, financial condition, capital expenditure requirements, as applicable and annual distribution requirements needed to maintain our status as a REIT under the Code. We may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income. Our hotels are leased to a TRS which is owned by the OP. A TRS is subject to federal, state and local income taxes.
Beginning in May 2014 with respect to holders of record in April 2014, we paid cash distributions on a monthly basis to stockholders of record each day during the prior month in an amount which is equivalent to $1.70 per annum, per share of common stock. The distributions were payable by the fifth day following each month end to stockholders of record at the close of business each day during the prior month. Because we require funds in addition to our operating cash flow and cash on hand to meet our capital requirements, in March 2016, our board of directors changed our distribution policy such that, beginning with distributions payable with respect to April 2016 we will pay distributions to our stockholders in shares of common stock instead of cash in an amount equivalent to $1.70 per annum, divided by $23.75 until we establish Estimated Per-Share NAV and our Estimated Per-Share NAV thereafter. The distributions will be made by the fifth day following each month end to stockholders of record at the close of business each day during the prior month.
Our distribution policy is subject to revision at the discretion of our board of directors, and may be changed at any time. There can be no assurance that we will continue to pay distributions in shares of common stock as set forth above or be able to pay distributions in cash in the future. Our ability to make future cash distributions will depend on our future cash flows and may be dependent on our ability to obtain additional liquidity, which may not be available on favorable terms, or at all. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Distributions.

Share-based Compensation
We have an employee and director incentive restricted share plan (the “RSP”), which provides us with the ability to grant awards of restricted shares to our directors, officers and employees (if we ever have employees); employees of the Advisor and its affiliates; employees of entities that provide services to us; directors of the Advisor or of entities that provide services to us; or certain consultants to the Advisor and its affiliates. The total number of shares of common stock granted under the RSP may not exceed 5% of our authorized shares of common stock at any time and in any event may not exceed 4.0 million shares (as such number may be adjusted for stock splits, stock dividends, combinations and similar events).
Restricted share awards entitle the recipient to receive shares of common stock from us under terms that provide for vesting over a specified period of time or upon attainment of pre-established performance objectives. Such awards would typically be forfeited with respect to the unvested shares upon the termination of the recipient’s employment or other relationship with us. Restricted shares may not, in general, be sold or otherwise transferred until restrictions are removed and the shares have vested. Holders of restricted shares may receive cash distributions prior to the time that the restrictions on the restricted shares have lapsed. Any distributions payable in shares of common stock shall be subject to the same restrictions as the underlying restricted shares. The fair value of the restricted shares will be expensed over the vesting period of five years.
The RSP also provides for the automatic grant of 1,333 restricted shares of common stock to each of the independent directors, without any further action by our board of directors or the stockholders, on the date of initial election to our board of directors and on the date of each annual stockholders meeting. Restricted stock issued to independent directors vests over a five-year period following the first anniversary of the date of grant in increments of 20% per annum.
As of December 31, 2015, we had granted 10,664 restricted shares of common stock and 3,989,336 shares of stock were available for future issuance under the RSP.
Unregistered Sales of Equity Securities and Use of Proceeds.
For the year ended December 31, 2015, a total of 5,945 shares of common stock, on the dates and in the amounts in the table below, were issued to three directors of the Company for director-related compensation. The issuance of these shares is exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.

Shares Granted
March 6, 2015	444
June 30, 2015	444
July 13, 2015	3,999
September 29, 2015	1,058
Total	5,945
On January 7, 2014, we commenced our IPO on a "reasonable best efforts" basis of up to 80,000,000 shares of common stock at a price of $25.00 per share, subject to certain volume and other discounts, pursuant to the Registration Statement, filed with the SEC. The Registration Statement also covers up to 21,052,631 shares of common stock available pursuant to the DRIP under which our common stockholders could elect to have their cash distributions reinvested in additional shares our common stock.
On November 15, 2015, we suspended our IPO, which was conducted by the Former Dealer Manager, as exclusive wholesale distributor, effective December 31, 2015, and, on November 18, 2015, the Former Dealer Manager suspended sales activities it performed pursuant to the dealer manager agreement for the IPO, effective immediately. On December 31, 2015, we entered into a termination agreement with the Former Dealer Manager to terminate the dealer manager agreement. On January 4, 2016, we registered an additional 3,656,000 shares of common stock, $0.01 par value per share, to be issued under the DRIP pursuant to a registration statement on Form S-3 (File No. 333-208855).
As of December 31, 2015, we had approximately 36.3 million shares of common stock outstanding and had received total gross proceeds of approximately $902.9 million, including shares issued under the DRIP.
The following table reflects the offering costs associated with the issuance of common stock:

	Year Ended December 31,
(In thousands)	2015	2014
Selling commissions and dealer manager fees	$61,079	$24,099
Other offering costs	16,264	6,651
Total offering costs	$77,343	$30,750

The Former Dealer Manager was able to reallow the selling commissions and a portion of the dealer manager fees to participating broker-dealers. The following table details the selling commissions incurred and reallowed related to the sale of shares of common stock:

	Year Ended December 31,
(In thousands)	2015	2014
Total commissions paid to the Former Dealer Manager	$61,079	$24,099
Less:
Commissions to participating brokers	42,039	16,621
Reallowance to participating broker dealers	7,551	2,492
Net to the Former Dealer Manager	$11,489	$4,986
As of December 31, 2015, we have incurred $108.7 million of cumulative offering costs in connection with the issuance and distribution of our registered securities. Cumulative offering proceeds from the sale of common stock exceeded cumulative offering costs by $794.2 million at December 31, 2015.
As of December 31, 2015, cumulative offering costs included $85.2 million of selling commissions and dealer manager fees and $19.6 million of offering cost reimbursements incurred from the Advisor and Former Dealer Manager. We are obligated to reimburse the Advisor or its affiliates, as applicable, for organization and offering costs paid by them on our behalf, provided that the Advisor is obligated to reimburse us to the extent organization and offering costs (excluding selling commissions and the dealer manager fee) incurred by us in our IPO exceed 2.0% of gross offering proceeds in the IPO.
Through December 31, 2015, we have received $883.1 million in gross proceeds from the IPO excluding the DRIP, which we have used as follows: (i) $85.2 million to pay selling commissions and dealer manager fees to our Former Dealer Manager; (ii) $19.6 million to reimburse our Advisor for Offering expenses; (iii) $52.5 million to pay acquisition fees, acquisition cost reimbursements, and financing coordination fees to our Advisor; (iv) $21.1 million to pay cash distributions to our stockholders; (v) $220.7 million to fund part of the purchase price of the Grace Portfolio, $53.2 million to fund part of the purchase price of the First Summit Portfolio, and $39.3 million to fund part of the purchase price of the First Noble and Second Noble Portfolios; (vi) $217.4 million in repayments of debt and redemptions of Grace Preferred Equity Interests; (vii) $19.1 million in deposit write-offs related to terminated acquisitions; (viii) $50.2 million to fund capital expenditures; and (ix) $6.2 million to pay advisory and other service fees to the Former Dealer Manager and one of its affiliates, RCS Advisory Services, LLC ("RCS Advisory").

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Our common stock is currently not listed on a national securities exchange and we will not seek to list our stock until such time as our independent directors believe that the listing of our stock would be in the best interest of our stockholders. In order to provide stockholders with interim liquidity, our board of directors has adopted our SRP that enables our stockholders to sell their shares back to us after having held them for at least one year, subject to significant conditions and limitations. Our Sponsor, Advisor, directors and affiliates are prohibited from receiving a fee on any share repurchases. Under the SRP in effect as of December 31, 2015, shares were repurchased on a quarterly basis.
In January 2016, our board of directors unanimously approved an amendment and restatement of the SRP, effective February 28, 2016, which supersedes and replaces the SRP. The amended and restated SRP permits investors to sell their shares back to us after they have held them for at least one year, subject to the significant conditions and limitations described below. We may repurchase shares on a semiannual basis, at each six-month period ending June 30 and December 31.
Prior to the date we initially establish Estimated Per-Share NAV, the purchase price per share for requests other than for death or disability under the SRP depends on the length of time investors have held such shares as follows (in each case, as adjusted for any stock distributions, combinations, splits and recapitalizations):

•	after one year from the purchase date - the lower of $23.13 or 92.5% of the amount they actually paid for each share;

•	after two years from the purchase date -the lower of $23.76 or 95.0% of the amount they actually paid for each share;

•	after three years from the purchase date - the lower of $24.38 or 97.5% of the amount they actually paid for each share; and

•	after four years from the purchase date - the lower of $25.00 or 100.0% of the amount they actually paid for each share.
In the case of requests for death or disability prior to the establishment of Estimated Per-Share NAV, the repurchase price per share is equal to the price paid to acquire the shares from the Company.

Following the establishment of Estimated Per-Share NAV, the purchase price per share for requests other than for death or disability under the SRP depends on the length of time investors have held such shares as follows (in each case, as adjusted for any stock distributions, combinations, splits and recapitalizations):

•	after one year from the purchase date - 92.5% of the Estimated Per-Share NAV;

•	after two years from the purchase date - 95.0% of the Estimated Per-Share NAV;

•	after three years from the purchase date - 97.5% of the Estimated Per-Share NAV; and

•	after four years from the purchase date - 100.0% of the Estimated Per-Share NAV.
In the case of requests for death or disability, the repurchase price per share will be equal to the Estimated Per-Share NAV at the time of repurchase.
Repurchases pursuant to the SRP, when requested, generally will be made semiannually (each six-month period ending June 30 or December 31, a "fiscal semester"). Under the SRP, repurchases at each fiscal semester will be limited to a maximum of 2.5% of the weighted average number of shares of common stock outstanding during the previous fiscal year, with a maximum for any fiscal year of 5.0% of the weighted average number of shares of common stock outstanding during the previous fiscal year. Repurchases pursuant to the SRP for any given fiscal semester will be funded from proceeds received during that same fiscal semester through the issuance of common stock pursuant to the DRIP unless our board of directors, in its sole discretion, makes available other funds for this purpose. Because we require funds in addition to our operating cash flow and cash on hand to meet our capital requirements, beginning with distributions payable with respect to April 2016 we will pay distributions to our stockholders in shares of common stock instead of cash. Shares are only issued pursuant to our DRIP in connection with distributions paid in cash. We also do not expect our board of directors will make other funds available for these purposes until we are able to obtain additional liquidity on favorable terms. Accordingly, we do not currently expect to make any repurchases under our SRP during 2016.
Our board of directors has the right to reject any request for repurchase, and, in its sole discretion, our board of directors could amend, suspend or terminate our SRP upon 30 days' notice. Our board of directors authorized us not to accept all of the repurchase requests we received during the quarter ended December 31, 2015 and has the authority and discretion to do so again, including if it determines that the capital that would be required for repurchases is required for other purposes. There can be no assurance that our SRP will not be further limited or amended. Due to these limitations, we cannot guarantee that we will be able to accommodate all repurchase requests. During the quarter ended December 31, 2015, our board of directors authorized us not to accept all of the repurchase requests we received.
Shares purchased under the SRP have the status of authorized but unissued shares. The following table summarizes the repurchases of shares under the SRP cumulatively through December 31, 2015:

	Number of Shares Repurchased	Cost of Shares Repurchased	Weighted-Average Price per Share
		(In thousands)
Year ended December 31, 2014	—	$—	$—
Cumulative repurchases as of December 31, 2014	—	—	—
Year ended December 31, 2015	67,787	$1,618	$23.87
Cumulative repurchases as of December 31, 2015 (1)	67,787	$1,618	$23.87
_____________________

(1)
As permitted under the SRP, the board of directors authorized, with respect to redemption requests received during the three months ended December 31, 2015, the repurchase of shares validly submitted for repurchase in an amount equal to 1.0% of the weighted average number of shares of common stock outstanding during the fiscal year ended December 31, 2014, representing less than all the shares validly submitted for repurchase during the three months ended December 31, 2015. Accordingly, repurchases of 28,264 shares for $0.6 million at an average repurchase price per share of $23.44 (including all shares submitted for death or disability) were completed in January 2016, while repurchase requests for 64,454 shares for $1.5 million at an average price per share of $23.48 were not fulfilled. The accrual for repurchase requests that were approved but not completed during the three months ended December 31, 2015 is reflected in the accounts payable and accrued expenses line of the accompanying consolidated balance sheets. There were no other unfulfilled share repurchases for the period from July 25, 2013 (date of inception) to December 31, 2015.

Item 6. Selected Financial Data.
The following selected financial data as of December 31, 2015, and the years ended December 31, 2015, 2014 and 2013, should be read in conjunction with the accompanying consolidated/combined financial statements of American Realty Capital Hospitality Trust, Inc. and the notes thereto and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" below. The hospitality assets and operations owned by Barceló Crestline Corporation and its consolidated subsidiaries, or the Barceló Portfolio (in such capacity, the "Predecessor") are included for the period from January 1 2014 to March 20, 2014.

Balance sheet data (In thousands)
	December 31, 2015	December 31, 2014
Total real estate investments, at cost	$2,211,347	$98,545
Total assets	2,366,613	333,374
Mortgage notes payable	1,357,080	45,500
Total liabilities	1,725,404	131,579
Total equity	641,209	201,795

	Successor		Predecessor
	Year Ended December 31, 2015	For the Period from March 21 to December 31, 2014	For the Period from January 1 to March 20, 2014	Year Ended December 31, 2013
Operating data (In thousands)
Total revenues	$446,184	$34,871	$8,245	$39,797

Operating expenses:
Rooms	99,543	5,411	1,405	6,340
Food and beverage	12,774	3,785	1,042	4,461
Management fees - related party	22,107	1,498	289	1,471
Other property-level operating costs	171,488	13,049	3,490	15,664
Depreciation and amortization	68,500	2,796	994	5,105
Gain on disposal of assets	—	—	—	74
Rent	6,249	3,879	933	4,321
Total operating expenses	380,661	30,418	8,153	$37,362
Income from operations	65,523	4,453	92	2,435
Interest expense	(80,667)	(5,958)	(531)	(2,265)
Acquisition and transaction related costs	(64,513)	(10,884)	—	—
Other income (expense)	(491)	103	—	—
Equity in earnings (losses) of unconsolidated entities	238	352	(166)	(65)
General and administrative	(11,621)	(2,316)	—	—
Total other expenses	(157,054)	(18,703)	(697)	$(2,330)
Net income (loss) attributable to American Realty Capital Hospitality Trust, Inc.	$(94,826)	$(14,841)	$(605)	$105
Other data:
Cash flows provided by (used in) operations	$6,507	$(9,650)	$(556)	$5,818
Cash flows used in investing activities	(772,046)	(122,082)	$(551)	$(2,273)
Cash flows provided by (used in) financing activities	680,507	263,593	(937)	(677)

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
Overview
We were incorporated on July 25, 2013 as a Maryland corporation and qualified as a real estate investment trust for U.S. federal income tax purposes ("REIT") beginning with the taxable year ended December 31, 2014. We were formed primarily to acquire lodging properties in the midscale limited service, extended stay, select service, upscale select service, and upper upscale full service segments within the hospitality sector. As of December 31, 2015, we had acquired or had an interest in a total of 136 hotels with a total of 16,644 guestrooms located in 32 states. As of December 31, 2015, all but one of our hotels operated under a franchise or license agreement with a national brand owned by one of Hilton Worldwide, Inc., Marriott International, Inc., Starwood Hotels and Resorts Worldwide, Hyatt Hotels Corporation, and Intercontinental Hotels Group or one of their respective subsidiaries or affiliates. During February 2016, we completed an acquisition comprising investments in six additional hotels with a total of 707 guestrooms located in two states, all of which were operated under a franchise or license agreement with one of our national brands.
On January 7, 2014, we commenced our primary initial public offering ("IPO" or the "Offering") on a "reasonable best efforts" basis of up to 80,000,000 shares of common stock, $0.01 par value per share, at a price of $25.00 per share, subject to certain volume and other discounts, pursuant to a registration statement on Form S-11 (File No. 333-190698), as well as up to 21,052,631 shares of common stock available pursuant to the Distribution Reinvestment Plan (the "DRIP") under which our common stockholders could elect to have their cash distributions reinvested in additional shares of our common stock.

On November 15, 2015, we suspended our IPO, and, on November 18, 2015, Realty Capital Securities, LLC (the "Former Dealer Manager"), the dealer manager of our IPO, suspended sales activities, effective immediately. On December 31, 2015, we terminated the Former Dealer Manager as the dealer manager of our IPO. Prior to suspension of our IPO, we depended, and expected to continue to depend, in substantial part on proceeds from our IPO to meet our major capital requirements. Because we do not expect we will resume our IPO, we will require funds in addition to operating cash flow and cash on hand to meet our capital requirements.

Because we require funds in addition to our operating cash flow and cash on hand to meet our capital requirements, beginning with distributions payable with respect to April 2016 we will pay distributions to our stockholders in shares of common stock instead of cash. Concurrently with this change to our distribution policy, we amended our agreement with our Advisor to give us the right, for a period commencing on June 1, 2016 and ending on June 1, 2017, subject to certain conditions, to pay up to $500,000 per month of asset management fees payable to our Advisor under our agreement with our Advisor in shares of our common stock.

We believe the changes to our distribution policy and amendments to our agreement with our Advisor to pay the asset management fee in shares of our common stock will provide adequate liquidity to satisfy our capital requirements for the next twelve months, but these measures may not be sufficient to meet our capital requirements for this period.
As of December 31, 2015, we had approximately 36.3 million shares of common stock outstanding and had received total gross proceeds of approximately $902.9 million, including shares issued under the DRIP.
Substantially all of our business is conducted through American Realty Capital Hospitality Operating Partnership, L.P. (the "OP"), a Delaware limited partnership. We are the sole general partner and hold substantially all of the units of limited partner interest in the OP entitled “OP Units” ("OP Units"). Additionally, our Advisor contributed $2,020 to the OP in exchange for 90 OP Units, which represents a nominal percentage of the aggregate OP ownership. The holders of OP Units have the right to convert OP Units for the cash value of a corresponding number of shares of common stock or, at the option of the OP, a corresponding number of shares of common stock of us in accordance with the limited partnership agreement of the OP. The remaining rights of the limited partner interests are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP's assets.

Our Former Dealer Manager served as the dealer manager of our IPO and, together with its affiliates, continued to provide us with various services through December 31, 2015. RCS Capital Corporation, the parent company of the Former Dealer

Manager and certain of its affiliates that provided services to us, filed for Chapter 11 bankruptcy protection in January 2016, prior to which it was also under common control with AR Capital, the parent of our Sponsor, and AR Global.

We have no employees. We have retained the Advisor to manage certain aspects of our affairs on a day-to-day basis. American Realty Capital Hospitality Properties, LLC or one of its subsidiaries (collectively, the "Property Manager"), serves as our property manager and the Property Manager has retained Crestline Hotels & Resorts, LLC ("Crestline") to provide services, including locating investments, negotiating financing and operating certain hotel assets in our portfolio.

The Advisor, the Property Manager and Crestline are under common control with AR Global and AR Capital, as a result of which they are related parties, and each of which has received or will receive compensation, fees and other expense reimbursements from us for services related to our IPO and the investment and management of our assets.

We, directly or indirectly through our taxable REIT subsidiaries, enter into agreements with the Property Manager, which, in turn, engages Crestline or a third-party sub-property manager to manage our hotel properties. Crestline is a leading hospitality management company in the United States, and as of December 31, 2015, had 100 hotels and 15,104 rooms under management in 27 states and the District of Columbia. As of December 31, 2015, 66 of our hotels and 8,937 rooms were managed by Crestline, and 70 of our hotels and 7,707 rooms were managed by third-party sub-property managers.

Significant Accounting Estimates and Critical Accounting Policies
Principles of Consolidation/Combination and Basis of Presentation
The accompanying consolidated/combined financial statements include our accounts and our subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation. In determining whether we have a controlling financial interest in a joint venture and the requirement to consolidate the accounts of that entity, management considers factors such as percentage ownership interest, authority to make decisions and contractual and substantive participating rights of the other partners or members as well as whether the entity is a variable interest entity for which we are the primary beneficiary.
The Predecessor represents hospitality assets and operations owned by Barceló Crestline Corporation and its consolidated subsidiaries ("BCC"), which historically have been maintained in various legal entities. Historically, financial statements have not been prepared for the Predecessor as a discrete stand-alone entity. The accompanying consolidated/combined financial statements for the Predecessor as of December 31, 2014, for the period from January 1 to March 20, 2014 and for the year ended December 31, 2014 have been derived from the historical accounting records of BCC and reflect the assets, liabilities, equity, revenue and expenses directly attributable to the Predecessor, as well as allocations deemed reasonable by management, to present the combined financial position, results of operations, changes in equity, and cash flows of the Predecessor on a stand-alone basis.
Use of Estimates
The preparation of the accompanying consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management makes significant estimates regarding revenue recognition, purchase price allocations to record investments in real estate, the useful lives of real estate and real estate taxes, as applicable.
Real Estate Investments
We allocate the purchase price of properties acquired in real estate investments to tangible and identifiable intangible assets acquired based on their respective fair values at the date of acquisition. Tangible assets include land, land improvements, buildings and furniture, fixtures and equipment. We utilize various estimates, processes and information to determine the property value. Estimates of value are made using customary methods, including data from appraisals, comparable sales, discounted cash flow analysis and other methods. Amounts allocated to land, land improvements, buildings and furniture, fixtures and equipment are based on purchase price allocation studies performed by independent third parties or our analysis of comparable properties in our portfolio. Identifiable intangible assets and liabilities, as applicable, are typically related to contracts, including operating lease agreements, ground lease agreements and hotel management agreements, which will be recorded at fair value. The Company also considers information obtained about each property as a result of our pre-acquisition due diligence in estimating the fair value of the tangible and intangible assets acquired and intangible liabilities assumed.

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
Below-Market Lease
The below-market lease intangible is based on the difference between the market rent and the contractual rent and is discounted to a present value using an interest rate reflecting our current assessment of the risk associated with the leases assumed at acquisition. Acquired lease intangible assets are amortized over the remaining lease term. The amortization of a below-market lease is recorded as an increase to rent expense on the consolidated/combined statements of operations.
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
Variable Interest Entities
Accounting Standards Codification ("ASC") 810, Consolidation contains the guidance surrounding the definition of variable interest entities ("VIE"), the definition of variable interests and the consolidation rules surrounding VIEs. In general, VIEs are entities in which equity investors lack the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. We have variable interests in VIEs through our investments in entities which own the Westin Virginia Beach Town Center (the "Westin Virginia Beach") and the Hilton Garden Inn Blacksburg.

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
During the quarter ended June 30, 2015, upon the acquisition of an additional equity interest in the HGI Blacksburg JV, we concluded that we were the primary beneficiary, with the power to direct activities that most significantly impact its economic performance, and therefore consolidated the entity in our consolidated financial statements subsequent to the acquisition (See Note 3 - Business Combinations to our accompanying consolidated financial statements included in this Annual Report on Form 10-K).
We have concluded we are not the primary beneficiary with the power to direct activities that most significantly impact economic performance of the Westin Virginia Beach JV, and have therefore not consolidated the entity. We have accounted for the entity under the equity method of accounting and included it in investments in unconsolidated entities in the accompanying consolidated balance sheets.
Revenue Recognition
Hotel revenue is recognized as earned, which is generally defined as the date upon which a guest occupies a room or utilizes the hotel services.
Income Taxes
We elected and qualified to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code commencing with our tax year ended December 31, 2014. In order to continue to qualify as a REIT, we must annually distribute to our stockholders 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding net capital gain, and must comply with various other organizational and operational requirements. We generally will not be subject to federal corporate income tax on that portion of our REIT taxable income that we distribute to our stockholders. We may be subject to certain state and local taxes on our income, property tax and federal income and excise taxes on our undistributed income. Our hotels are leased to taxable REIT subsidiaries ("TRSs") which are owned by the OP. The TRSs are subject to federal, state and local income taxes.
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
Earnings/Loss per Share
We calculate basic income or loss per share by dividing net income or loss for the period by the weighted-average shares of its common stock outstanding for a respective period. Diluted income per share takes into account the effect of dilutive instruments, such as stock options and unvested stock awards, except when doing so would be anti-dilutive.
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
Our financial instruments recorded at fair value on a recurring basis are categorized based on the priority of the inputs used to measure fair value. The inputs used in measuring fair value are categorized into three levels, as follows:

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
Advertising Costs
We expense advertising costs for hotel operations as incurred. These costs were $12.2 million for the year ended December 31, 2015 and $0.4 million combined for our company and the Predecessor for the year ended December 31, 2014.
Allowance for Doubtful Accounts
Receivables consist principally of trade receivables from customers and are generally unsecured and are due within 30 to 90 days. We record a provision for uncollectible accounts using the allowance method. Expected credit losses associated with trade receivables are recorded as an allowance for doubtful accounts. The allowance for doubtful accounts is estimated based upon historical patterns of credit losses for aged receivables as well as specific provisions for certain identifiable, potentially uncollectible balances. When internal collection efforts on accounts have been exhausted, the accounts are written off and the associated allowance for doubtful accounts is reduced.
Derivative Transactions
We at certain times enter into derivative instruments to hedge exposure to changes in interest rates. Our derivatives as of December 31, 2015, consisted of interest rate cap agreements, which we believe will help to mitigate our exposure to increasing borrowing costs under floating rate indebtedness. We have elected not to designate our interest rate cap agreements as cash flow hedges. The impact of the interest rate caps for the year ended December 31, 2015, to the consolidated financial statements was immaterial.
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

Revenue Performance Metrics

We measure hotel revenue performance by evaluating revenue metrics such as:

•
Occupancy percentage (“Occ”) - Occ represents the total number of hotel rooms sold in a given period divided by the total number of rooms available. Occ measures the utilization of our hotels' available capacity.

•	Average Daily Rate (“ADR”) - ADR represents total hotel revenues divided by the total number of rooms sold in a given period.

•	Revenue per Available room (“RevPAR”) - RevPAR is the product of ADR and Occ.
Occ, ADR, and RevPAR are commonly used measures within the hotel industry to evaluate hotel operating performance. ADR and RevPAR do not include food and beverage or other revenues generated by the hotels. We evaluate individual hotel RevPAR performance on an absolute basis with comparisons to budget, to prior periods and to the competitive set in the market, as well as on a company-wide and regional basis.
Our Occ, ADR and RevPAR performance may be affected by macroeconomic factors such as regional and local employment growth, personal income and corporate earnings, office vacancy rates and business relocation decisions, airport and other business and leisure travel, new hotel property construction, and the pricing strategies of competitors. In addition, our Occ, ADR and RevPAR performance is dependent on the continued success of our franchisors and brands.
Results of Operations
In March of 2014 we closed on the acquisition of interests in six hotels through fee simple, leasehold and joint venture interests (the "Barceló Portfolio") for an aggregate purchase price of $110.1 million, exclusive of closing costs. In February 2015, we closed on the acquisition of interests in 116 hotels through fee simple and leasehold interests (the "Grace Portfolio") for an aggregate purchase price of $1.8 billion, exclusive of closing costs. In October 2015, we closed on the acquisition of interests in 10 hotels through fee simple interests (the "First Summit Portfolio") for an aggregate purchase price of $150.1 million, exclusive of closing costs. In November and December 2015, we closed on the acquisition of interests in four hotels through fee simple interests (the "First Noble and Second Noble Portfolios") for an aggregate purchase price of $107.6 million, exclusive of closing costs. During December 2015 and January 2016, we terminated our obligation to acquire 24 additional hotels, and as a result forfeited an aggregate of $41.1 million in non-refundable deposits. In February 2016, we completed the acquisition of six hotels through fee simple interests (the "Third Summit Portfolio") for an aggregate purchase price of $108.3 million, exclusive of closing costs. Also in February 2016, we reinstated our obligation under a previously terminated agreement with Summit, which we refer to as our Pending Acquisition, to purchase ten hotels for an aggregate purchase price of $89.1 million, and made a new purchase price deposit of $7.5 million.
Because we have raised less proceeds in our IPO than originally contemplated, we will require additional debt or equity financing to fund up to $81.6 million in closing consideration for our Pending Acquisition. Any failure to complete our Pending Acquisition could cause us to default under the reinstated purchase agreement and forfeit the $7.5 million deposit. We also do not expect to make future acquisitions unless we can obtain equity or debt financing in addition to the additional capital we need to meet our existing capital requirements.
The closing of our Pending Acquisition is scheduled for December 30, 2016, but Summit has the right to market and ultimately sell any or all of the hotels to be purchased to a bona fide third party purchaser without our consent at any time prior to the completion of our Pending Acquisition. Whether or not Summit engages, or is successful, in any efforts to market these hotels is beyond our control and, accordingly, there can be no assurance we will be able to complete our Pending Acquisition in whole or in part.
See Note 3 - Business Combinations to our accompanying consolidated financial statements included in this Annual Report on Form 10-K, for additional discussion of these transactions.
Following amendments to our agreement with the Advisor and the limited partnership agreement of the OP on November 11, 2015, we became required to pay asset management fees, which may be in cash, shares of our common stock or a combination of both, at the Advisor’s election, on a monthly basis effective October 1, 2015, equal to the cost of our assets (until we establish Estimated Per-Share NAV, then the lower of the cost of our assets and the fair value of our assets), multiplied by 0.0625%. We ceased causing units of limited partnership in our OP entitled "Class B Units" ("Class B Units") to be issued to the Advisor with respect to periods commencing on or after September 30, 2015. Historically, the issuance of Class B Units was not reflected as an expense in our Consolidated/Combined Statements of Operations, except for the distributions made on the associated Class B Units. Beginning in the fourth quarter of 2015, our Consolidated/Combined Statements of Operations include an expense for the asset management fee payable in cash, shares of our common stock or a combination thereof.
In March of 2016, we amended our agreement with our Advisor to give us the right, for a period commencing on June 1, 2016 and ending on June 1, 2017, subject to certain conditions, to pay up to $500,000 per month of asset management fees payable to our Advisor under our agreement with our Advisor in shares of our common stock.

The following discussion compares our operating results for the year ended December 31, 2015 to the comparable periods in 2014 as well as results for the year ended December 31, 2014 to the comparable periods in 2013. Results for the year ended December 31, 2014 include results from the Predecessor from January 1, 2014 to March 20, 2014.
Comparison of the Year Ended December 31, 2015 to the Year Ended December 31, 2014
Room revenues for the portfolio were $420.6 million for the year ended December 31, 2015, compared to room revenues of $32.2 million for the year ended December 31, 2014, including results from the Predecessor period. The increase in room revenues was primarily due to acquisitions. Room revenues make up a significant majority of our total revenues, which are highly dependent on maintaining and improving Occ and ADR, which drive RevPAR.
The following table presents operating information of the hotels in our portfolio for the periods in which we have owned them.

	Year Ended
Total Portfolio	December 31, 2015	December 31, 2014
Number of rooms	16,644	1,181
Occ	76.2%	74.3%
ADR	$118.42	$140.44
RevPAR	$90.26	$104.40

Our results of operations only include the results of operations of the hotels we have acquired beginning on the date of each hotel's acquisition. The following table presents pro-forma operating information of the hotels in our portfolio as if we had owned each hotel in our portfolio for the full periods presented.

	Year Ended
Proforma	December 31, 2015	December 31, 2014
Number of rooms	16,644	16,642
Occ	75.7%	74.5%
ADR	$118.25	$112.41
RevPAR	$89.48	$83.73
RevPAR growth rate	6.9%

The pro-forma RevPAR growth rate for the year ended December 31, 2015, compared to the year ended December 31, 2014 was 6.9%, driven by growth in occupancy and ADR. Other non-room operating revenues for the portfolio include food and beverage, and other ancillary revenues such as conference center, market, parking, telephone and cancellation fees. Other non-room operating revenues, including the results of the hotels in our portfolio as if we had owned each hotel in our portfolio for the full years ended December 31, 2015, and 2014, increased approximately 5.5%, over the prior year period.
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

Total hotel operating expenses, including the results of the hotels in our portfolio as if we had owned each hotel in our portfolio for the full years ended December 31, 2015, and 2014, increased approximately 12.2%, over the prior year period. Hotel operating expenses include certain operating costs that increase relative to increases in revenue, such as management fees and franchise fees that have a higher rate as a percentage of revenue for the full years ended December 31, 2015, and 2014, contributing to the overall increase in expenses.  Additionally, 2015 was negatively impacted by disruption from and transition costs associated with the consolidation of management companies throughout 2015 as we strategically aligned markets and management companies.
Depreciation and amortization increased approximately $64.8 million for the year ended 2015, compared to the prior year, due primarily to acquisitions.
Interest expense increased approximately $74.2 million for the year ended 2015, compared to the prior year, due primarily to additional mortgage debt and the issuance of mandatorily redeemable preferred securities related to the acquisition of the Grace Portfolio.
Acquisition and transaction related costs increased approximately $53.6 million due to costs associated with acquisitions, and forfeited deposits related to terminated acquisitions of approximately $19.1 million.
General and administrative increased approximately $9.3 million, primarily attributable to our growth and certain expenses associated with our acquisitions.
Other income (expense) changed by approximately $0.6 million for the year ended 2015, compared to the prior year, due to the loss recorded related to the change in the fair value associated with the contingent consideration payable due in connection with the acquisition of the Barceló Portfolio.

Comparison of the Year Ended December 31, 2014 to the Year Ended December 31, 2013
Room revenues were $32.2 million for the year ended December 31, 2014, compared to room revenues of $30.5 million for the year ended December 31, 2013. RevPAR for the total portfolio increased 6.2% year-over-year for the year ended December 31, 2014. The RevPAR growth rates reflect the percentage change from the prior year’s results.
Occ, ADR and RevPAR results are presented in the following tables to reflect certain operating information for the portfolio.

	Year Ended
Total Portfolio	December 31, 2014	December 31, 2013
Number of rooms	1,181	1,181
Occ	74.3%	71.3%
ADR	$140.44	$137.94
RevPAR	$104.40	$98.33
RevPAR growth rate	6.2%	NA

The RevPAR rates for the year ended December 31, 2014 compared to the year ended December 31, 2013 is the result of the growth in ADR and occupancy, particularly at the Baltimore Courtyard due to renovations to the lobby and improvements to the restaurant and bar and higher RevPAR growth in the greater Baltimore market. These renovations also resulted in a lower occupancy at the hotel in 2013. Also contributing to the higher RevPAR was an increase in both transient and group occupied rooms at the Georgia Tech Hotel as a result of higher occupancy overall in the Atlanta market and the efforts of Crestline to improve the operations of the hotel which included appointing a new hotel general manager. Occupancy also increased at the Westin Virginia Beach primarily as a result of an increase in occupancy in the Virginia Beach market. These increases were offset by a decrease in RevPAR at Stratford Homewood Suites which had a higher occupancy than normal in the first quarter of 2013 as a result of people displaced from their homes by Hurricane Sandy.

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

Cash Flows for the Year Ended December 31, 2015
Net cash provided by operating activities was $6.5 million for the year ended December 31, 2015. Cash provided by operating activities was positively impacted primarily by increases in accounts payable and accrued expenses, partially offset by acquisition and transaction related costs, increases in restricted cash, and increases in prepaids and other assets.
Net cash used in investing activities was $772.0 million for the year ended December 31, 2015, primarily attributable to acquisitions and capital investments in our properties.
Net cash flow provided by financing activities was $680.5 million for the year ended December 31, 2015. Cash provided by financing activities was primarily impacted by proceeds from the issuance of common stock and proceeds from mortgage notes payable, partially offset by redemptions of mandatorily redeemable preferred securities and repayments of promissory and mortgage notes payable.
Cash Flows for the Year Ended December 31, 2014
Net cash used in operating activities for the year ended December 31, 2014 was $9.7 million. Cash outflows were primarily driven by a net loss of $14.8 million, which was, in turn, largely the result of the amount of transaction fees related to the acquisition of the Barceló Portfolio and the Grace Portfolio and an increase in prepaid expenses and other assets of $7.9 million as a result of prepaid acquisition expenses for the Grace Portfolio and the receivable from the Former Dealer Manager for the shares sold on the last day of the year of $1.6 million. These were offset by depreciation and amortization of $2.8 million, an increase in due to affiliates of $5.0 million, mainly related to services provided to us related to the Grace Portfolio and an increase in accounts payable and accrued expenses of $5.0 million related to the deferred payment and contingent consideration from the acquisition of the Barceló Portfolio.
Net cash used in investing activities for the year ended December 31, 2014 was $122.1 million. Cash outflows were primarily driven by the acquisition of the Barceló Portfolio for $41.4 million, the deposit on the Grace Portfolio of $75.0 million, an increase in restricted cash of $2.0 million related to requirements of the new mortgage note payable and $3.7 million of improvements at the properties, primarily due to renovations at the Stratford Homewood Suites.
Net cash provided by financing activities for the year ended December 31, 2014 was $263.6 million. Cash inflows were primarily driven by proceeds from the mortgage note payable of $45.5 million and proceeds from the issuance of common stock of $249.6 million. These were offset by the payment of offering costs of $28.1 million and the payment of deferred financing fees of $2.6 million. During the period from January 1 to December 31, 2015, we received proceeds of $40.5 million from an affiliate note payable to fund the deposit on the Grace Acquisition which was then repaid in full.
Liquidity and Capital Resources
As of December 31, 2015, we had cash on hand of $46.8 million. Under certain of our debt obligations, we are required to maintain minimum liquidity of $20 million to comply with financial covenants and we expect to satisfy this covenant through liquidity we maintain at individual hotels as well as through other sources.
On November 15, 2015, we suspended our IPO and, on November 18, 2015, the Former Dealer Manager suspended sales activities, effective immediately. On December 31, 2015, we terminated the Former Dealer Manager as the dealer manager of our IPO. Prior to suspension of our IPO, we depended, and expected to continue to depend, in substantial part on proceeds from our IPO to meet our major capital requirements. Because we do not expect we will resume our IPO, we will require funds in addition to operating cash flow and cash on hand to meet our capital requirements.
In June 2015, we entered into a series of agreements to acquire an aggregate of 44 hotels from three different independent parties (the “SN Acquisitions”), including Summit, for an aggregate purchase price of $740.3 million. During the fourth quarter of 2015, we acquired 14 of the 44 hotels for an aggregate purchase price of $257.7 million, which was funded with $15.6 million previously paid as a deposit, $76.9 million from the proceeds of our IPO, and $165.2 million from an advance under the SN Term Loan. Following the suspension of our IPO, our failure to obtain financing alternatives to our IPO caused us to forfeit $19.1 million in earnest money deposits with respect to 15 hotels during December 2015 and $22.0 million in earnest money deposits with respect to nine hotels during January 2016 because we did not have sufficient capital available to complete the SN Acquisitions scheduled to close during those periods. During February 2016, we acquired six hotels from Summit for an aggregate purchase price of $108.3 million, which (together with certain closing costs) was funded with (i) $70.4 million from an advance, secured by a mortgage on the hotels acquired, under the SN Term Loan, (ii) $20.0 million in proceeds from a loan from Summit (the “Summit Loan”), and (iii) $18.5 million previously paid as an earnest money deposit. Also on February 11, 2016, we agreed to reinstate our obligation to complete our Pending Acquisition that had previously been terminated to purchase ten hotels for an aggregate purchase price of $89.1 million from Summit, and made a new purchase price deposit of $7.5 million. The deposit was also financed with the proceeds from the Summit Loan.
Our major capital requirements during 2016 include capital expenditures required pursuant to our franchise agreements and related escrows required under our indebtedness, interest and principal payments under our indebtedness, interest payments on the Grace Preferred Equity Interests and asset management fees and expense reimbursements payable to our Advisor. We are also required to fund up to $81.6 million in closing consideration for our Pending Acquisition (including amounts we intend to finance), which is scheduled to occur in December 2016. Failure to do so could cause us to forfeit up to $7.5 million in non-refundable earnest money deposits previously paid.
Because we require funds in addition to our operating cash flow and cash on hand to meet our capital requirements, beginning with distributions payable with respect to April 2016 we will pay distributions to our stockholders in shares of common stock instead of cash.
Concurrently with this change in our distribution policy, we amended (the “Amendment”) our agreement with our Advisor (as amended, the “Advisory Agreement”) to provide us with the right to pay up to $500,000 per month of asset management fees payable to our Advisor under the Advisory Agreement in shares of our common stock for the period of time beginning on June 1, 2016 and ending on June 1, 2017, commencing on the date (the “Trigger”) that the elimination of the Company’s payment of cash distributions is insufficient to provide adequate liquidity levels consistent with assumptions mutually agreed to in good faith by our independent directors and our Advisor from time to time (the “Relief Period”), subject to termination on the earlier of: (a) the date on which we have completed a public or private offering, which provides net proceeds in excess of $500,000 multiplied by the remaining months prior to June 1, 2017, after repayment or redemption of any indebtedness or preferred stock which is repayable or redeemable out of the proceeds of such offering; (b) the date on which we have completed an asset sale or borrowing, which provides net proceeds in excess of $50.0 million, after repayment or redemption of any indebtedness or preferred stock which is repayable or redeemable out of the proceeds of such transaction; (c) the date that our board of directors declares a distribution all or a portion of which is payable in cash; (d) a change of control (as defined in the Amendment), any restructuring of our debt or preferred stock that results in net proceeds in excess of $500,000 multiplied by the remaining months prior to June 1, 2017, after repayment or redemption of any indebtedness or preferred stock which is repayable or redeemable out of the proceeds of such transaction or such transaction results in the reduction in other cash usage by us during the Relief Period in excess of $500,000 multiplied by the remaining months prior to June 1, 2017, or a sale, exchange, transfer or other disposition of substantially all of our assets; (e) termination of the Advisory Agreement; or (f) the date on which the amendment to our charter, as described below, is not approved by our stockholders. If an event described in items (d) or (e) above occurs, we have agreed to redeem any shares of common stock issued by us to the Advisor as payment of asset management fees as described above for cash at the original issuance price. Pursuant to the Amendment, we also agreed to certain registration rights for the benefit of the Advisor with respect to the resale of the shares of common stock issued by us to the Advisor as payment of asset management fees as described above.
Prior to the Amendment and for asset management services for periods after September 30, 2015, we paid asset management fees in cash or shares of common stock, or a combination of both, at the Advisor’s election.
Pursuant to the Amendment, we also agreed, subject to approval of our stockholders of an amendment to our charter which we have agreed to present to our stockholders at our 2016 annual meeting, to extend the term of the Advisory Agreement to June 1, 2017 and that the notice period for terminating the Advisory Agreement will be ninety (90) days’ notice instead of sixty (60) days’ notice if the Trigger occurs prior to an expiration of the term.
We believe the changes to our distribution policy and amendments to our agreement with our Advisor to pay the asset management fee in shares of our common stock will provide adequate liquidity to satisfy our capital requirements for the next twelve months, but these measures may not be sufficient to meet our capital requirements for this period.
If obtained, any additional debt or equity financing could be on terms that would not be favorable to us or our stockholders, including high interest rates, in the case of debt financing, and substantial dilution, in the case of equity issuances or convertible securities. Moreover, because we are required to use 35% of the proceeds from the issuance of interests in us or any of our subsidiaries, to redeem the Grace Preferred Equity Interests at par, up to a maximum of $350 million in redemptions for any 12-month period, it may be more difficult to obtain equity financing from an alternative source in an amount required to meet our capital requirements. As of December 31, 2015, approximately $294.5 million of liquidation value remained outstanding under the Grace Preferred Equity Interests.
As of December 31, 2015, we had outstanding $1.4 billion in indebtedness plus an additional $294.5 million in liquidation value of Grace Preferred Equity Interests (which are treated as indebtedness for accounting purposes), all of which was incurred in acquiring the real properties we currently own, substantially all of which have been pledged as security under our indebtedness. If our cash flow from operations and other available sources are insufficient to fund interest and principal under our indebtedness or make mandatory redemptions of the Grace Preferred Equity Interests we could lose control of our properties.
Because we have raised less proceeds in our IPO than originally contemplated, our ability to achieve our original investment objective of a loan-to-value ratio of 50% has been adversely affected. As of December 31, 2015, our loan-to-value ratio, including the Grace Preferred Equity Interests, was 75%, and our loan-to-value ratio excluding the Grace Preferred Equity Interests was 57%.

Under our charter, the maximum amount of our total indebtedness may not exceed 300% of our total “net assets” (which is generally defined in our charter as our assets less our liabilities) as of the date of any borrowing, which is generally equal to approximately 75% of the cost of our investments; however, we may exceed that limit if such excess is approved by a majority of our independent directors. This charter limitation, however, does not apply to individual real estate assets or investments. In all events, we expect that our secured and unsecured borrowings will be reasonable in relation to the net value of our assets and will be reviewed by our board of directors at least quarterly.
Prior to our entry into agreements related to our acquisition and financing activities during 2014 and 2015, a majority of our independent directors waived the total portfolio leverage requirement of our charter with respect to acquisition and financing activities should such total portfolio leverage exceed 300% of our total "net assets" in connection with such acquisition and financing activities. Our total portfolio leverage (which includes the Grace Preferred Equity Interests) has significantly exceeded this 300% limit at times. As of December 31, 2015, our total portfolio leverage was 232%.
We are also subject to covenants, such as debt service coverage ratios and negative pledges, in our existing indebtedness that restrict our ability to make future borrowings.
Share Repurchase Program
Our board of directors has adopted the SRP that enables stockholders, subject to certain conditions and limitations, to sell their shares to us. On January 28, 2016, we announced that our board of directors had unanimously approved an amendment and restatement to the SRP. See Note 15 - Subsequent Events in the Consolidated Financial Statements included in this Annual Report on Form 10-K, below. Under the SRP, stockholders may request that we repurchase all or any portion of their shares of common stock. Repurchases of shares of our common stock, when requested, are at the sole discretion of our board of directors and generally will be made semiannually. We fund repurchases from proceeds from the sale of common stock pursuant to the DRIP as well as any reservation of funds our board of directors, in its sole discretion, makes available for this purpose.
During the quarter ended December 31, 2015, we did not accept all of the repurchase requests we received.
The following table reflects the cumulative number of shares repurchased as of and during the year ended December 31, 2015.

	Number of Shares Repurchased	Weighted Average Price per Share
Cumulative repurchases as of December 31, 2014	—	—
Three months ended March 31, 2015	—	—
Three months ended June 30, 2015	9,402	$24.67
Three months ended September 30, 2015	30,121	$24.04
Three months ended December 31, 2015(1)	28,264	$23.44
Cumulative repurchases as of December 31, 2015	67,787	$23.87
________________________

(1)
As permitted under the SRP, the board of directors authorized, with respect to redemption requests received during the three months ended December 31, 2015, the repurchase of shares validly submitted for repurchase in an amount equal to 1.0% of the weighted average number of shares of common stock outstanding during the fiscal year ended December 31, 2014, representing less than all the shares validly submitted for repurchase during the three months ended December 31, 2015. Accordingly, repurchases of 28,264 shares for $0.6 million at an average repurchase price per share of $23.44 (including all shares submitted for death or disability) were completed in January 2016, while repurchase requests for 64,454 shares for $1.5 million at an average price per share of $23.48 were not fulfilled. The accrual for repurchase requests that were approved but not completed during the three months ended December 31, 2015 is reflected in the accounts payable and accrued expenses line of the accompanying consolidated balance sheets. There were no other unfulfilled share repurchases for the period from July 25, 2013 (date of inception) to December 31, 2015.

Funds from Operations and Modified Funds from Operations
The historical accounting convention used for real estate assets requires straight-line depreciation of buildings and improvements, and straight-line amortization of intangibles, which implies that the value of a real estate asset diminishes predictably over time. We believe that, because real estate values historically rise and fall with market conditions, including, but not limited to, inflation, interest rates, the business cycle, unemployment and consumer spending, presentations of operating results for a REIT using the historical accounting convention for depreciation and certain other items may not be fully informative.

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
Changes in the accounting and reporting promulgations under GAAP that were put into effect in 2009 subsequent to the establishment of NAREIT’s definition of FFO, such as the change to expense as incurred rather than capitalize and depreciate acquisition fees and expenses incurred for business combinations or property acquisitions, has resulted in acquisition fees and expenses being expensed under GAAP. These changes had a particularly significant impact on publicly registered, non-listed REITs, which typically have a significant amount of acquisition activity in the early part of their existence, particularly during the period when they are raising capital through ongoing initial public offerings and typically paying acquisition fees.
Because of these factors, the Investment Program Association (the “IPA”), an industry trade group, has published a standardized measure of performance known as modified funds from operations (“MFFO”), which the IPA has recommended as a supplemental measure for publicly registered, non-listed REITs. MFFO is designed to be reflective of the ongoing operating performance of publicly registered, non-listed REITs by adjusting for those costs that are more reflective of acquisitions and investment activity, along with other items the IPA believes are not indicative of the ongoing operating performance of a publicly registered, non-listed REITs, such as straight-lining of rents as required by GAAP. We believe it is appropriate to use MFFO as a supplemental measure of operating performance because we believe that, when compared year over year, both before and after we have deployed all of our Offering proceeds and are no longer incurring a significant amount of acquisitions fees or other related costs, it reflects the impact on our operations from trends in occupancy rates, ADR, operating costs, general and administrative expenses, and interest costs, which may not be immediately apparent from net income. MFFO is not equivalent to our net income or loss as determined under GAAP.
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

Not all REITs, including publicly registered, non-listed REITs, calculate FFO and MFFO the same way. Accordingly, comparisons with other REITs, including publicly registered, non-listed REITs, may not be meaningful. Furthermore, FFO and MFFO are not indicative of cash flow available to fund cash needs and should not be considered as an alternative to net income (loss) or income (loss) from continuing operations as determined under GAAP as an indication of our performance, as an alternative to cash flows from operations, as an indication of our liquidity, or indicative of funds available to fund our cash needs including our ability to make distributions to our stockholders (although we are not currently paying cash distributions). FFO and MFFO should be reviewed in conjunction with other GAAP measurements as an indication of our performance. FFO and MFFO should not be construed to be more relevant or accurate than the current GAAP methodology in calculating net income or in its applicability in evaluating our operating performance. The methods utilized to evaluate the performance of a publicly registered, non-listed REIT under GAAP should be construed as more relevant measures of operational performance and considered more prominently than the non-GAAP measures, FFO and MFFO, and the adjustments to GAAP in calculating FFO and MFFO.
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
The table below reflects the items deducted from or added to net loss attributable to stockholders in our calculation of FFO and MFFO for the periods indicated. In calculating our FFO and MFFO, we exclude the impact of amounts attributable to our non-controlling interests and the portion of the adjustment allocable to non-controlling interests. The results for the Predecessor have not been presented as the Predecessor was not a REIT.

	For the year ended December 31, 2015	For the period From March 21 to December 31, 2014

Net loss attributable to stockholders (in accordance with GAAP)	$(94,826)	$(14,841)
Depreciation and amortization	68,500	2,796
Adjustment to Company's share of depreciation and amortization for variable interest entities	147	343
FFO attributable to stockholders	$(26,179)	$(11,702)
Acquisition fees and expenses	64,513	10,884
Change in fair value of contingent consideration	781	—
Change in fair value of equity interest	(219)	—
Amortization of below-market lease obligation	404	340
MFFO attributable to stockholders	$39,300	$(478)

Distributions
Beginning in May 2014 with respect to holders of record in April 2014, we paid cash distributions on a monthly basis to stockholders of record each day during the prior month in an amount which is equivalent to $1.70 per annum, per share of common stock. The distributions were payable by the fifth day following each month end to stockholders of record at the close of business each day during the prior month. Because we require funds in addition to our operating cash flow and cash on hand to meet our capital requirements, in March 2016, our board of directors changed our distribution policy such that, beginning with distributions with respect to April 2016, we will pay distributions to our stockholders in shares of common stock instead of cash. Accordingly, we will pay a cash distribution to stockholders of record each day during March 2016 on April 5, 2016, but future distributions will be on a monthly basis to stockholders of record each day during the prior month, commencing with April 2016, in an amount equivalent to $1.70 per annum, divided by $23.75 until we establish Estimated Per-Share NAV and our Estimated Per-Share NAV thereafter. The distributions will be made by the fifth day following each month end to stockholders of record at the close of business each day during the prior month.

Our distribution policy is subject to revision at the discretion of our board of directors, and may be changed at any time. There can be no assurance that we will continue to pay distributions in shares of common stock as set forth above or be able to pay distributions in cash in the future. Our ability to make future cash distributions will depend on our future cash flows and may be dependent on our ability to obtain additional liquidity, which may not be available on favorable terms, or at all.
The following table shows the sources for the payment of distributions to common stockholders for the years presented (in thousands)(1):

	Year Ended December 31,
	2015		2014
Distributions:
Cash distributions paid	$19,153		$1,950
Distributions reinvested	18,150		1,520
Total distributions	$37,303		$3,470
Source of distribution coverage:
Cash flows provided by operations	$—	—%	$—	—%
Offering Proceeds from issuance of common stock	$19,153	51.3%	$1,950	56.2%
Offering proceeds reinvested in common stock issued under DRIP	$18,150	48.7%	$1,520	43.8%
Total sources of distributions	$37,303	100.0%	$3,470	100.0%
Cash flows provided by (used in) operations (GAAP)	$6,507		$(9,650)
Net loss (GAAP)	$(94,637)		$(14,841)
______________________________________________________________________________________________
(1) The results for the Predecessor were not included in the above table as these results would not impact the sources of distributions.
The following table compares cumulative distributions paid to cumulative net income (in accordance with GAAP) for the period from July 25, 2013 (date of inception) through December 31, 2015 (in thousands)(1):

For the Period from July 25, 2013 (date of inception) to
December 31, 2015
Distributions paid:
Common stockholders in cash (including distributions reinvested in DRIP)	$40,773
Total distributions paid	$40,773

Reconciliation of net loss:
Revenues	$481,055
Depreciation and amortization	(71,296)
Other operating expenses	(339,783)
Acquisition and transaction related	(75,397)
Other non-operating expenses	(100,360)
Income tax	(3,697)
Net loss (in accordance with GAAP)	$(109,478)

Cash flows used in operations	$(3,143)
FFO attributable to stockholders	$(37,887)
___________________________________________________________________________
(1) The results for the Predecessor were not included in the above table as these results would not impact the sources of distributions.

For the period from our inception in July 2013 through December 31, 2015, we funded all of our distributions with proceeds from our IPO, including proceeds from our IPO which were reinvested in common stock issued pursuant to our DRIP. To the extent we pay distributions in excess of cash flows provided by operations, our stockholders' investment in our common stock may be adversely impacted.

During the year ended December 31, 2015, we paid distributions of $37.3 million, of which $19.2 million, or 51.3%, was funded from proceeds from our IPO, and $18.1 million, or 48.7%, was funded from proceeds from our IPO which were reinvested in common stock issued under our DRIP.

Contractual Obligations
We have the following contractual obligations as of December 31, 2015:
Debt Obligations:
The following is a summary of our mortgage notes payable obligations as of December 31, 2015 (in thousands):

	Total	2016	2017-2019	2020
Principal payments due on mortgage notes payable	$1,357,001	$—	$955,592	$401,409
Interest payments due on mortgage notes payable	212,551	55,140	142,773	14,638
Total	$1,569,552	$55,140	$1,098,365	$416,047

The following is a summary of our mandatorily redeemable preferred securities as of December 31, 2015 (in thousands):

	Total	2016	2017-2019
Principal payments due on mandatorily redeemable preferred securities	$294,523	$—	$294,523
Interest payments due on mandatorily redeemable preferred securities	67,760	21,060	46,700
Total	$362,283	$21,060	$341,223

Lease Obligations:
The following table reflects the minimum base rental cash payments due from us over the next five years and thereafter for our lease arrangements as of December 31, 2015 (in thousands):

	Total	2016	2017-2019	2020	Thereafter
Lease payments due	$113,074	$5,191	$15,651	$5,263	$86,969

Property Improvement Plan Reserve Deposits:
The following table reflects estimated PIP reserve deposits that are required under our mortgage debt obligations over the next five years as of December 31, 2015 (in thousands):

	Total	2016	2017-2019
PIP reserve deposits due	$70,810	$44,658	$26,152

Election as a REIT
We elected and qualified to be taxed as a REIT commencing with our taxable year ended December 31, 2014. In order to continue to qualify as a REIT, we must annually distribute to our stockholders 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding net capital gain. As a REIT, we generally will not be subject to U.S. federal income tax on that portion of our taxable income or capital gain which is distributed to our stockholders. Our hotels are leased to a TRS which is owned by the OP. A TRS is subject to federal, state and local income taxes. If we fail to remain qualified for taxation purposes as a REIT in any subsequent year after electing REIT status and do not qualify for certain statutory relief provisions, our income for that year will be taxed at regular corporate rates, and we may be precluded from qualifying for treatment as a REIT for the four-year period following our failure to qualify as a REIT. Such an event could materially and adversely affect our net income and cash available for distribution. However, we believe that we will continue to operate so as to remain qualified as a REIT.

Inflation
We may be adversely impacted by increases in operating costs due to inflation that may not be offset by increased room rates.
Related Party Transactions and Agreements
We have entered into agreements with affiliates of our Sponsor, whereby we have paid or may in the future pay certain fees or reimbursements to our Advisor, its affiliates and entities under common control with our Advisor in connection with acquisition and financing activities, asset and property management services and reimbursement of operating and offering related costs. AR Capital, the parent of our Sponsor and the predecessor to AR Global, is a party to a services agreement with RCS Advisory, a subsidiary of the parent company of the Former Dealer Manager, pursuant to which RCS Advisory and its affiliates provided us and certain other companies sponsored by AR Capital and AR Global with services (including, without limitation, transaction management, compliance, due diligence, event coordination and marketing services, among others) on a time and expenses incurred basis or at a flat rate based on services performed. AR Capital instructed RCS Advisory to stop providing such services in November 2015 and no services have since been provided by RCS Advisory. We are also party to a transfer agency agreement with American National Stock Transfer, LLC, a subsidiary of the parent company of the Former Dealer Manager (“ANST”), pursuant to which ANST provided us with transfer agency services (including broker and stockholder servicing, transaction processing, year-end IRS reporting and other services), and supervisory services overseeing the transfer agency services performed by a third-party transfer agent. AR Global received written notice from ANST on February 10, 2016 that it would wind down operations by the end of the month and would withdraw as the transfer agent effective February 29, 2016. On February 26, 2016, we entered into a definitive agreement with DST Systems, Inc., our previous provider of sub-transfer agency services, to provide us directly with transfer agency services (including broker and stockholder servicing, transaction processing, year-end IRS reporting and other services). See Note 11 - Related Party Transactions and Arrangements to our consolidated financial statements included in this report and Item 13. Certain Relationships and Related Transactions, and Director Independence for a discussion of our various related party transactions.

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
As of December 31, 2015, we had not fixed the interest rate for $1.07 billion of our secured variable-rate debt. As a result, we are subject to the potential impact of rising interest rates, which could negatively impact our profitability and cash flows. In order to mitigate our exposures to changes in interest rates, we have entered into interest rate cap agreements with respect to approximately $1.07 billion of our variable-rate debt. The estimated impact on our annual results of operations, of an increase of 100 basis points in interest rates, would be to increase annual interest expense by approximately $10.9 million. Decreasing interest rates by 100 basis points, but to no lower than a zero percent variable rate, would decrease annual interest expense by $3.1 million. The estimated impact assumes no changes in our capital structure. As the information presented above includes only those exposures that exist as of December 31, 2015, it does not consider those exposures or positions that could arise after that date. The information represented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.

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
In connection with the preparation of our Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making that assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (1992).
Based on its assessment, our management concluded that, as of December 31, 2015, our internal control over financial reporting was effective.
The rules of the SEC do not require, and this annual report does not include, an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.
Changes in Internal Control Over Financial Reporting
During the fourth quarter of fiscal year ended December 31, 2015, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
On March 24, 2016, we amended (the “Amendment”) our agreement with our Advisor (as amended, the “Advisory Agreement”) to provide us with the right to pay up to $500,000 per month of asset management fees payable to our Advisor under the Advisory Agreement in shares of our common stock for the period of time beginning on June 1, 2016 and ending on June 1, 2017, commencing on the date (the “Trigger”) that the elimination of the Company’s payment of cash distributions is insufficient to provide adequate liquidity levels consistent with assumptions mutually agreed to in good faith by our independent directors and our Advisor from time to time (the “Relief Period”), subject to termination on the earlier of: (a) the date on which we have completed a public or private offering, which provides net proceeds in excess of $500,000 multiplied by the remaining months prior to June 1, 2017, after repayment or redemption of any indebtedness or preferred stock which is repayable or redeemable out of the proceeds of such offering; (b) the date on which we have completed an asset sale or borrowing, which provides net proceeds in excess of $50.0 million, after repayment or redemption of any indebtedness or preferred stock which is repayable or redeemable out of the proceeds of such transaction; (c) the date that our board of directors declares a distribution all or a portion of which is payable in cash; (d) a change of control (as defined in the Amendment), any restructuring of our debt or preferred stock that results in net proceeds in excess of $500,000 multiplied by the remaining months prior to June 1, 2017, after repayment or redemption of any indebtedness or preferred stock which is repayable or redeemable out of the proceeds of such transaction or such transaction results in the reduction in other cash usage by us during the Relief Period in excess of $500,000 multiplied by the remaining months prior to June 1, 2017, or a sale, exchange, transfer or other disposition of substantially all of our assets; (e) termination of the Advisory Agreement; or (f) the date on which the amendment to our charter, as described below, is not approved by our stockholders. If an event described in items (d) or (e) above occurs, we have agreed to redeem any shares of common stock issued by us to the Advisor as payment of asset management fees as described above for cash at the original issuance price. Pursuant to the Amendment, we also agreed to certain registration rights for the benefit of the Advisor with respect to the resale of the shares of common stock issued by us to the Advisor as payment of asset management fees as described above.

Prior to the Amendment and for asset management services for periods after September 30, 2015, we paid asset management fees in cash or shares of common stock, or a combination of both, at the Advisor’s election.

Pursuant to the Amendment, we also agreed, subject to approval of our stockholders of an amendment to our charter which we have agreed to present to our stockholders at our 2016 annual meeting, to extend the term of the Advisory Agreement to June 1, 2017 and that the notice period for terminating the Advisory Agreement will be ninety (90) days’ notice instead of sixty (60) days’ notice if the Trigger occurs prior to an expiration of the term.

The summary description of the Amendment contained under this caption is provided in lieu of disclosure on Item 1.01 of Form 8-K and is qualified in its entirety by the terms of the Amendment, a copy of which is filed as an exhibit hereto.

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
The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2016 annual meeting of stockholders.
Item 11. Executive Compensation.
The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2016 annual meeting of stockholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2016 annual meeting of stockholders.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2016 annual meeting of stockholders.
Item 14. Principal Accounting Fees and Services.
The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2016 annual meeting of stockholders.

PART IV

Item 15. Exhibits and Financial Statement Schedules.
(a) Financial Statement Schedules
See the Index to Consolidated/Combined Financial Statements at page F-1 of this report.
The following financial statement schedule is included herein at page F-32 of this report:
Schedule III — Real Estate and Accumulated Depreciation
(b) Exhibits
EXHIBIT INDEX
The following exhibits are included in this Annual Report on Form 10-K for the year ended December 31, 2015 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
1.1 (*)	Exclusive Dealer Manager Termination Agreement, dated as of December 31, 2015, among the Company, American Realty Capital Hospitality Advisors, LLC and Realty Capital Securities, LLC
3.1 (3)	Articles of Amendment and Restatement of American Realty Capital Hospitality Trust, Inc.
3.2 (1)	Bylaws of American Realty Capital Hospitality Trust, Inc.
4.1 (5)	Agreement of Limited Partnership of American Realty Capital Hospitality Operating Partnership, L.P., dated as of January 7, 2014
4.2 (12)	First Amendment to the Agreement of Limited Partnership of American Realty Capital Hospitality Operating Partnership, L.P., dated as of August 7, 2015
4.3 (15)	Second Amendment, to the Agreement of Limited Partnership of American Realty Capital Hospitality Operating Partnership, L.P., dated as of November 11, 2015
10.1 (5)	Advisory Agreement dated as of January 7, 2014, by and among the Company, American Realty Capital Hospitality Operating Partnership, L.P. and American Realty Capital Hospitality Advisors, LLC.
10.2 (9)	Employee and Director Incentive Restricted Share Plan of the Company
10.3 (3)	Form of Restricted Share Award Agreement Pursuant to the Employee and Director Incentive Restricted Share Plan of the Company.
10.4 (2)	Form Operating Lease Agreement between the Company and the Company’s TRSs.
10.5 (5)	Promissory Note, dated March 21, 2014, given by American Realty Capital Hospitality Operating Partnership L.P. in favor of Crestline Hotels & Resorts, LLC
10.6 (5)	Promissory Note, dated March 21, 2014, given by American Realty Capital Hospitality Operating Partnership L.P. in favor of Barceló Crestline Corporation
10.7 (5)	Promissory Note, dated March 21, 2014, given by American Realty Capital Hospitality Operating Partnership L.P. in favor of Barceló Crestline Corporation

Exhibit No.	Description
10.8 (6)	Loan Agreement dated as of March 21, 2014 between GERMAN AMERICAN CAPITAL CORPORATION, ARC HOSPITALITY BALTIMORE, LLC and ARC HOSPITALITY PROVIDENCE, LLC
10.9 (6)
Guaranty of Recourse Obligations dated as of March 21, 2014 by AMERICAN REALTY CAPITAL HOSPITALITY OPERATING PARTNERSHIP, L.P., AR CAPITAL, LLC and certain individuals for the benefit of GERMAN AMERICAN CAPITAL CORPORATION

10.10 (5)
Guaranty of Recourse Obligations dated as of April 8, 2014 by DANIEL A. HOFFLER, LOUIS S. HADDAD and AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC. for the benefit of GERMAN AMERICAN CAPITAL CORPORATION

10.11 (6)
PERMANENT LOAN CROSS INDEMNITY dated as of April 1, 2014, by TCA BLOCK 7, INC., ARMADA/HOFFLER PROPERTIES II, L.L.C., DANIEL A. HOFFLER, LOUIS S. HADDAD , CHRI VIRGINIA BEACH HOTEL (A/H) MINORITY HOLDING, LLC, AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC., HAMPTON W COMPANY, LLC, HAMPTON UNIVERSITY, LEGACY HOSPITALITY, LLC, and VB CITY HOTELS LLC.

10.12 (6)	Promissory Note, dated May 27, 2014, given by American Realty Capital Hospitality Trust, Inc. in favor of CARP, LLC
10.13 (7)	First Amendment to Promissory Notes, dated August 25, 2014, between American Realty Capital Hospitality Operating Partnership, L.P. and Barceló Crestline Corporation
10.14 (7)
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

10.15 (8)
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

10.16 (8)	Amended and Restated Limited Liability Company Agreement of ARC Hospitality Portfolio I Holdco, LLC dated February 27, 2015
10.17 (8)	Amended and Restated Limited Liability Company Agreement of ARC Hospitality Portfolio II Holdco, LLC dated February 27, 2015
10.18 (8)
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
10.19 (*)
Guaranty of Recourse Obligations (Mezzanine) dated February 27, 2015 by American Realty Capital Hospitality Operating Partnership, L.P., American Realty Capital Hospitality Trust, Inc., Whitehall Street Global Real Estate Limited Partnership 2007 and Whitehall Parallel Global Real Estate Limited Partnership 2007 for the benefit of U.S. Bank National Association, as trustee for the registered holders of Eqty 2014-Mz Mezzanine Trust, Commercial Mezzanine Pass-Through Certificates

10.20 (*)
Environmental Indemnity Agreement (Mezzanine) dated February 27, 2015 made by ARC Hospitality Portfolio I Mezz, LP, American Realty Capital Hospitality Operating Partnership, L.P., American Realty Capital Hospitality Trust, Inc., Whitehall Street Global Real Estate Limited Partnership 2007 and Whitehall Parallel Global Real Estate Limited Partnership 2007 for the benefit of U.S. Bank National Association, as trustee for the registered holders of Eqty 2014-Mz Mezzanine Trust, Commercial Mezzanine Pass-Through Certificates

10.21 (*)
Agreement to Release Loan Guarantor and Reaffirmation (Mezzanine) dated December 2, 2015 among ARC Hospitality Portfolio I Mezz, LP, American Realty Capital Hospitality Operating Partnership, L.P., American Realty Capital Hospitality Trust, Inc., Whitehall Street Global Real Estate Limited Partnership 2007 and Whitehall Parallel Global Real Estate Limited Partnership 2007, in favor of U.S. Bank National Association, as trustee for the registered holders of Eqty 2014-Mz Mezzanine Trust, Commercial Mezzanine Pass-Through Certificates

10.22 (8)
Assumption and Release Agreement dated February 27, 2015 by and among W2007 EQUITY INNS REALTY, LLC, W2007 EQUITY INNS REALTY, L.P., ARC HOSPITALITY PORTFOLIO I OWNER, LLC, ARC HOSPITALITY PORTFOLIO I BHGL OWNER, LLC, ARC HOSPITALITY PORTFOLIO I PXGL OWNER, LLC, ARC HOSPITALITY PORTFOLIO I GBGL OWNER, LLC, ARC HOSPITALITY PORTFOLIO I NFGL OWNER, LLC, ARC HOSPITALITY PORTFOLIO I MBGL 1000 OWNER, LLC, ARC HOSPITALITY PORTFOLIO I MBGL 950 OWNER, LLC, ARC HOSPITALITY PORTFOLIO I NTC OWNER, LP, ARC HOSPITALITY PORTFOLIO I DLGL OWNER, LP, ARC HOSPITALITY PORTFOLIO I SAGL OWNER, LP, U.S. BANK NATIONAL ASSOCIATION, AS TRUSTEE FOR THE REGISTERED HOLDERS OF EQTY 2014-INNS MORTGAGE TRUST, COMMERCIAL MORTGAGE PASS-THROUGH CERTIFICATES, WHITEHALL STREET GLOBAL REAL ESTATE LIMITED PARTNERSHIP 2007, WHITEHALL PARALLEL GLOBAL REAL ESTATE LIMITED PARTNERSHIP 2007, AMERICAN REALTY CAPITAL HOSPITALITY OPERATING PARTNERSHIP, L.P., a Delaware limited partnership and AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

10.23 (*)
Guaranty of Recourse Obligations dated February 27, 2015 by American Realty Capital Hospitality Operating Partnership, L.P., American Realty Capital Hospitality Trust, Inc., Whitehall Street Global Real Estate Limited Partnership 2007 and Whitehall Parallel Global Real Estate Limited Partnership 2007 for the benefit of U.S. Bank National Association, as trustee for the registered holders of Eqty 2014-Inns Mortgage Trust, Commercial Mortgage Pass-Through Certificates

10.24 (*)
Environmental Indemnity Agreement dated February 27, 2015 made by the borrower entities party thereto, American Realty Capital Hospitality Operating Partnership, L.P., American Realty Capital Hospitality Trust, Inc., Whitehall Street Global Real Estate Limited Partnership 2007 and Whitehall Parallel Global Real Estate Limited Partnership 2007 for the benefit of U.S. Bank National Association, as trustee for the registered holders of Eqty 2014-Inns Mortgage Trust, Commercial Mortgage Pass-Through Certificates

10.25 (*)
Agreement to Release Loan Guarantor and Reaffirmation dated December 2, 2015 among the borrower entities party thereto, American Realty Capital Hospitality Operating Partnership, L.P., American Realty Capital Hospitality Trust, Inc., Whitehall Street Global Real Estate Limited Partnership 2007 and Whitehall Parallel Global Real Estate Limited Partnership 2007, in favor of U.S. Bank National Association, as trustee for the registered holders of Eqty 2014-Inns Mortgage Trust, Commercial Mortgage Pass-Through Certificates

10.26 (8)
Supplemental Agreement dated February 27, 2015, by and among American Realty Capital Hospitality Operating Partnership, L.P., American Realty Capital Hospitality Trust, Inc., Nicholas S. Schorsch, William M. Kahane, Edward M. Weil, Jr., Peter M. Budko, Whitehall Street Global Real Estate Limited Partnership 2007, Whitehall Parallel Global Real Estate Limited Partnership 2007, among others.

10.27 (8)
Payment Guaranty Agreement dated as of February 27, 2015 by AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC. to and for the benefit of U.S. BANK NATIONAL ASSOCIATION, AS TRUSTEE FOR THE REGISTERED HOLDERS OF EQTY 2014-INNS MORTGAGE TRUST, COMMERCIAL MORTGAGE PASS-THROUGH CERTIFICATES.

Exhibit No.	Description
10.28 (8)
Guaranty (Pool I) dated as of February 27, 2015 by AMERICAN REALTY CAPITAL HOSPITALITY OPERATING PARTNERSHIP, L.P., AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC., Nicholas S. Schorsch, William M. Kahane, Edward M. Weil, Jr., Peter M. Budko for the benefit of W2007 EQUITY INNS SENIOR MEZZ, LLC.

10.29 (8)
Guaranty (Pool II) dated as of February 27, 2015, by AMERICAN REALTY CAPITAL HOSPITALITY OPERATING PARTNERSHIP, L.P., AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC., Nicholas S. Schorsch, William M. Kahane, Edward M. Weil, Jr., Peter M. Budko for the benefit of W2007 EQUITY INNS PARTNERSHIP, L.P. and W2007 EQUITY INNS TRUST.

10.30 (8)
Environmental Indemnity Agreement (Pool I) dated as of February 27, 2015 by AMERICAN REALTY CAPITAL HOSPITALITY OPERATING PARTNERSHIP, L.P., AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC., Nicholas S. Schorsch, William M. Kahane, Edward M. Weil, Jr., Peter M. Budko for the benefit of W2007 EQUITY INNS SENIOR MEZZ, LLC

10.31 (8)
Environmental Indemnity Agreement (Pool II) dated as of February 27, 2015, by AMERICAN REALTY CAPITAL HOSPITALITY OPERATING PARTNERSHIP, L.P., AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC., Nicholas S. Schorsch, William M. Kahane, Edward M. Weil, Jr., Peter M. Budko for the benefit of W2007 EQUITY INNS PARTNERSHIP, L.P. and W2007 EQUITY INNS TRUST.

10.32 (8)
Mandatory Redemption Guaranty (Pool I) dated as of February 27, 2015 by AMERICAN REALTY CAPITAL HOSPITALITY OPERATING PARTNERSHIP, L.P., AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC., Nicholas S. Schorsch, William M. Kahane, Edward M. Weil, Jr., Peter M. Budko for the benefit of W2007 EQUITY INNS SENIOR MEZZ, LLC

10.33 (8)
Mandatory Redemption Guaranty (Pool II) dated as of February 27, 2015, by AMERICAN REALTY CAPITAL HOSPITALITY OPERATING PARTNERSHIP, L.P., AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC., Nicholas S. Schorsch, William M. Kahane, Edward M. Weil, Jr., Peter M. Budko for the benefit of W2007 EQUITY INNS PARTNERSHIP, L.P. and W2007 EQUITY INNS TRUST.

10.34 (*)
Release (Pool I) dated as of December 2, 2015 from W2007 Equity Inns Senior Mezz, LLC, Whitehall Street Global Real Estate Limited Partnership 2007, Whitehall Parallel Global Real Estate Limited Partnership 2007, and certain other parties thereto, in favor of Nicholas S. Schorsch, William M. Kahane, Edward M. Weil, and Peter M. Budko

10.35 (*)
Release (Pool II) dated as of December 2, 2015 from W2007 Equity Inns Partnership, L.P. and W2007 Equity Inns Trust, in favor of Nicholas S. Schorsch, William M. Kahane, Edward M. Weil, and Peter M. Budko

10.36 (11)
Agreement of Purchase and Sale, dated June 2, 2015, by and among WS CINCINNATI, LLC, WS COLLEGE STATION JV, LLC, WS-CNO JV, LLC, WS-FNO, LLC, WS SPHERICAL STONE, LLC, and AMERICAN REALTY CAPITAL HOSPITALITY PORTFOLIO WSC, LLC

10.37 (11)	Real Estate Purchase and Sale Agreement, dated June 2, 2015, by and among SUMMIT HOTEL OP, LP and certain related sellers and AMERICAN REALTY CAPITAL HOSPITALITY PORTFOLIO SMT, LLC
10.38 (11)	Real Estate Purchase and Sale Agreement, dated June 2, 2015, by and among SUMMIT HOTEL OP, LP and certain related sellers and AMERICAN REALTY CAPITAL HOSPITALITY PORTFOLIO SMT, LLC
10.39 (11)	Form of Agreement of Purchase and Sale, dated June 15, 2015, by and among certain related sellers of the NOBLE INVESTMENT GROUP and AMERICAN REALTY CAPITAL HOSPITALITY
10.40 (11)	Side Letter Agreement, dated June 15, 2015, by and among certain related sellers of the NOBLE INVESTMENT GROUP and AMERICAN REALTY CAPITAL HOSPITALITY PORTFOLIO NBL, LLC
10.41 (12)	Letter Agreement, dated July 15, 2015, by and among SUMMIT HOTEL OP, LP and certain related sellers and AMERICAN REALTY CAPITAL HOSPITALITY PORTFOLIO SMT, LLC
10.42 (12)	Letter Agreement, dated July 15, 2015, by and among SUMMIT HOTEL OP, LP and certain related sellers and AMERICAN REALTY CAPITAL HOSPITALITY PORTFOLIO SMT, LLC
10.43 (13)	Loan Agreement, dated as of October 6, 2015, among the borrower entities party thereto, Ladder Capital Finance LLC and German American Capital Corporation
10.44 (13)	Guaranty of Recourse Obligations dated as of October 6, 2015, by American Realty Capital Hospitality Trust, Inc. in favor of Ladder Capital Finance LLC and German American Capital Corporation.
10.45 (13)
Environmental Indemnity Agreement, dated as of October 6, 2015, among the borrower entities party thereto, American Realty Capital Hospitality Trust, Inc. Ladder Capital Finance LLC and German American Capital Corporation.

Exhibit No.	Description
10.46 (14)
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

10.47 (15)
First Amendment to the Agreement for Sale and Purchase dated as of July 13, 2015, by and between WS CINCINNATI, LLC, WS COLLEGE STATION JV, LLC, WS-CNO JV, LLC, WS-FNO, LLC, WS SPHERICAL STONE, LLC, and AMERICAN REALTY CAPITAL HOSPITALITY PORTFOLIO WSC, LLC

10.48 (15)
Second Amendment to the Agreement for Sale and Purchase dated as of July 13, 2015, by and between WS CINCINNATI, LLC, WS COLLEGE STATION JV, LLC, WS-CNO JV, LLC, WS-FNO, LLC, WS SPHERICAL STONE, LLC, and AMERICAN REALTY CAPITAL HOSPITALITY PORTFOLIO WSC, LLC

10.49 (15)
Third Amendment to the Agreement for Sale and Purchase dated as of August 3, 2015, by and between WS CINCINNATI, LLC, WS COLLEGE STATION JV, LLC, WS-CNO JV, LLC, WS-FNO, LLC, WS SPHERICAL STONE, LLC, and AMERICAN REALTY CAPITAL HOSPITALITY PORTFOLIO WSC, LLC

10.50 (15)
Fourth Amendment to the Agreement for Sale and Purchase dated as of October 8, 2015, by and between WS CINCINNATI, LLC, WS COLLEGE STATION JV, LLC, WS-CNO JV, LLC, WS-FNO, LLC, WS SPHERICAL STONE, LLC, and AMERICAN REALTY CAPITAL HOSPITALITY PORTFOLIO WSC, LLC

10.51 (15)
Fifth Amendment to the Agreement for Sale and Purchase dated as of October 27, 2015, by and between WS CINCINNATI, LLC, WS COLLEGE STATION JV, LLC, WS-CNO JV, LLC, WS-FNO, LLC, WS SPHERICAL STONE, LLC, and AMERICAN REALTY CAPITAL HOSPITALITY PORTFOLIO WSC, LLC

10.52 (15)	First Amendment to Loan Agreement, dated as of October 28, 2015, among the borrower entities party thereto, Ladder Capital Finance LLC and German American Capital Corporation.
10.53 (15)	Amendment to Agreement of Purchase and Sale, dated October 15, 2015 by and among certain related sellers of the NOBLE INVESTMENT GROUP and AMERICAN REALTY CAPITAL HOSPITALITY PORTFOLIO NBL, LLC
10.54 (15)	Letter Agreement, dated August 21, 2015, by and among SUMMIT HOTEL OP, LP and certain related sellers and AMERICAN REALTY CAPITAL HOSPITALITY PORTFOLIO SMT, LLC
10.55 (15)	Letter Agreement, dated August 21, 2015, by and among SUMMIT HOTEL OP, LP and certain related sellers and AMERICAN REALTY CAPITAL HOSPITALITY PORTFOLIO SMT, LLC
10.56 (15)	Letter Agreement, dated October 15, 2015, by and among SUMMIT HOTEL OP, LP and certain related sellers and AMERICAN REALTY CAPITAL HOSPITALITY PORTFOLIO SMT, LLC
10.57 (15)	Letter Agreement, dated October 20, 2015, by and among SUMMIT HOTEL OP, LP and certain related sellers and AMERICAN REALTY CAPITAL HOSPITALITY PORTFOLIO SMT, LLC
10.58 (15)
First Amendment, dated November 11, 2015, to the Advisory Agreement, dated as of January 7, 2014, among American Realty Capital Hospitality Trust, Inc., American Realty Capital Hospitality Operating Partnership, L.P. and American Realty Capital Hospitality Advisors, LLC

10.59 (16)	Loan Agreement dated as of February 11, 2016, between American Realty Capital Hospitality Trust, as Borrower and Summit Hotel OP, LP, as Lender.
10.60 (16)	Letter Agreement, dated February 11, 2016, by and among Summit Hotel OP, LP and certain related sellers and American Realty Capital Hospitality Portfolio SMT ALT, LLC
10.61 (16)
Amendment No. 1 dated as of February 11, 2016, to the Amended and Restated Term Loan Agreement dated as of October 15, 2015, by and among American Realty Capital Hospitality Trust, Inc. and American Realty Capital Hospitality Operating Partnership, L.P., as guarantors, and certain wholly owned subsidiaries of American Realty Capital Hospitality Operating Partnership, L.P., as borrowers, Deutsche Bank AG New York Branch, as administrative agent, Deutsche Bank Securities Inc. and BMO Capital Markets, as joint lead arrangers and joint book-running managers and Bank of Montreal, as syndication agent

10.62 (4)	Form of Management Agreement by and between Taxable REIT Subsidiary and American Realty Capital Hospitality Properties, LLC. (Crestline form)
10.63 (*)	Form of Management Agreement by and between Taxable REIT Subsidiary and American Realty Capital Hospitality Grace Portfolio, LLC (Hilton Form)
10.64 (*)	Form of Management Agreement by and between Taxable REIT Subsidiary and American Realty Capital Hospitality Grace Portfolio, LLC (McKibbon Form)

Exhibit No.	Description
10.65 (*)	Form of Management Agreement by and between Taxable REIT Subsidiary and American Realty Capital Hospitality Grace Portfolio, LLC (Inn Ventures Form)
10.66 (*)	Form of Management Agreement by and between Taxable REIT Subsidiary and American Realty Capital Hospitality Properties, LLC (Interstate Form)
10.67 (4)	Form of Sub-Property Management Agreement among American Realty Capital Hospitality Properties, LLC and Crestline Hotels & Resorts, LLC
10.68 (*)	Mezzanine Loan Agreement, dated as of April 11, 2014, between GERMAN AMERICAN CAPITAL CORPORATION and WNT MEZZI, LLC
10.69 (*)	First Amendment to Mezzanine Loan Agreement, dated as of June 18, 2014, between GERMAN AMERICAN CAPITAL CORPORATION and WNT MEZZI, LLC
10.70 (*)	Mortgage Loan Agreement, dated as of April 11, 2014, between GERMAN AMERICAN CAPITAL CORPORATION, W2007 EQUITY INNS REALTY, LLC and W2007 EQUITY INNS REALTY, L.P.
10.71 (*)	First Amendment to Mortgage Loan Agreement, dated as of June 18, 2014, between GERMAN AMERICAN CAPITAL CORPORATION, W2007 EQUITY INNS REALTY, LLC and W2007 EQUITY INNS REALTY, L.P.
10.72 (*)
Sixth Amendment to the Agreement for Sale and Purchase dated as of December 2, 2015, by and between WS CINCINNATI, LLC, WS COLLEGE STATION JV, LLC, WS-CNO JV, LLC, WS-FNO, LLC, WS SPHERICAL STONE, LLC, and AMERICAN REALTY CAPITAL HOSPITALITY PORTFOLIO WSC, LLC

10.73 (*)
Seventh Amendment to the Agreement for Sale and Purchase dated as of December 8, 2015, by and between WS CINCINNATI, LLC, WS COLLEGE STATION JV, LLC, WS-CNO JV, LLC, WS-FNO, LLC, WS SPHERICAL STONE, LLC, and AMERICAN REALTY CAPITAL HOSPITALITY PORTFOLIO WSC, LLC

10.74 (*)	Amendment to Agreement of Purchase and Sale, dated December 23, 2015 by and among certain related sellers of the NOBLE INVESTMENT GROUP and AMERICAN REALTY CAPITAL HOSPITALITY PORTFOLIO NBL, LLC
10.75 (*)	Letter Agreement, dated January 26, 2016, by and among certain related sellers of Noble Investment Group and American Realty Capital Hospitality Portfolio NBL, LLC
10.76 (*)
Second Amendment dated March 24, 2016 to the Advisory Agreement, dated as of January 7, 2014, among American Realty Capital Hospitality Trust, Inc., American Realty Capital Hospitality Operating Partnership, L.P. and American Realty Capital Hospitality Advisors, LLC

16.1 (10)	Letter dated February 3, 2014 from Grant Thornton to the U.S. Securities and Exchange Commission
21.1 (*)	List of Subsidiaries
23.1 (*)	Consent of KPMG LLP
31.1 (*)	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 (*)	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 (*)
Written statements of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 (*)
XBRL (eXtensible Business Reporting Language). The following materials from American Realty Capital Hospitality Trust, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statements of Changes in Stockholders' Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

* Filed herewith

1.	Filed as an exhibit to Pre-Effective Amendment No. 1 to the Company's Registration Statement on Form S-11/A with the SEC on October 4, 2013.

2.	Filed as an exhibit to Pre-Effective Amendment No. 2 to the Company's Registration Statement on Form S-11/A with the SEC on November 14, 2013.

3.	Filed as an exhibit to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11/A with the SEC on December 9, 2013.

4.	Filed as an exhibit to Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11/A with the SEC on December 13, 2013.

5.	Filed as an exhibit to the Company’s Form 10-K filed with the SEC on April 7, 2014.

6.	Filed as an exhibit to the Company’s Form 10-Q filed with the SEC on August 14, 2014.

7.	Filed as an exhibit to the Company’s Form 10-Q filed with the SEC on November 14, 2014.

8.	Filed as an exhibit to the Company’s Form 10-K filed with the SEC on March 31, 2015.

9.	Filed as an exhibit to the Company’s Form 8-A filed with the SEC on March 4, 2015.

10.	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on February 4, 2014.

11.
Filed as an exhibit to the Company’s Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 6 to the Registration Statement on Form S-11 filed with the Securities and Exchange Commission on July 17, 2015.

12.	Filed as an exhibit to the Company’s Form 10-Q filed with the SEC on August 12, 2015.

13.	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 13, 2015.

14.	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 20, 2015.

15.	Filed as an exhibit to the Company’s Form 10-Q filed with the SEC on November 16, 2015.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this day of March 28, 2016.

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.
By	/s/ Jonathan P. Mehlman
Jonathan P. Mehlman
CHIEF EXECUTIVE OFFICER AND PRESIDENT
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date
/s/ Jonathan P. Mehlman	Chief Executive Officer and President (Principal Executive Officer)	March 28, 2016
Jonathan P. Mehlman

/s/ Edward T. Hoganson	Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)	March 28, 2016
Edward T. Hoganson

/s/ William M. Kahane	Executive Chairman of the Board of Directors	March 28, 2016
William M. Kahane

/s/ Stanley R. Perla	Lead Independent Director	March 28, 2016
Stanley R. Perla

/s/ Abby M. Wenzel	Independent Director	March 28, 2016
Abby M. Wenzel

/s/ Robert H. Burns	Independent Director	March 28, 2016
Robert H. Burns

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

INDEX TO FINANCIAL STATEMENTS

American Realty Capital Hospitality Trust, Inc.
Audited Consolidated/Combined Financial Statements:
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2015 and December 31, 2014	F-3
Consolidated/Combined Statements of Operations and Comprehensive Income (Loss) of the Successor for the Year Ended December 31, 2015 and for the Period from March 21 to December 31, 2014, and of the Predecessor for the Period from January 1 to March 20, 2014 and for the Year Ended December 31, 2013

F-4
Consolidated/Combined Statement of Changes in Equity for the Year Ended December 31, 2015	F-5
Consolidated/Combined Statements of Cash Flows of the Successor for the Year Ended December 31, 2015 and from March 21 to December 31, 2014, and of the Predecessor for the Period from January 1 to March 20, 2014 and for the Year Ended December 31, 2013

F-7
Notes to Consolidated/Combined Financial Statements	F-9

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
American Realty Capital Hospitality Trust, Inc.:
We have audited the accompanying consolidated balance sheets as of December 31, 2015 and December 31, 2014 of American Realty Capital Hospitality Trust, Inc. and subsidiaries, and the related consolidated statement of operations and comprehensive income (loss), changes in equity, and cash flows for the year ended December 31, 2015 and the period from March 21, 2014 to December 31, 2014 (successor) and the combined statements of operations and comprehensive income (loss), changes in equity, and cash flows for the period from January 1, 2014 to March 20, 2014 (predecessor). In connection with the audits of the consolidated and combined financial statements, we have also audited the financial statement schedule III. These consolidated and combined financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated and combined financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated and combined financial statements referred to above present fairly, in all material respects, the financial position of American Realty Capital Hospitality Trust, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for the year ended December 31, 2015, the period from March 20, 2014 to December 31, 2014, and the period from January 1, 2014 to March 21, 2014 in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, with all material respects, the information set forth therein.

/s/ KPMG LLP
McLean, Virginia
March 28, 2016

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)

	December 31, 2015	December 31, 2014
ASSETS
Real estate investments:
Land	$317,871	$12,061
Buildings and improvements	1,729,960	81,176
Furniture, fixtures and equipment	163,516	5,308
Total real estate investments	2,211,347	98,545
Less: accumulated depreciation and amortization	(70,648)	(2,796)
Total real estate investments, net	2,140,699	95,749
Cash and cash equivalents	46,829	131,861
Acquisition deposits	40,504	75,000
Restricted cash	71,288	3,437
Investments in unconsolidated entities	3,458	5,475
Below-market lease asset, net	10,225	8,060
Prepaid expenses and other assets	34,836	11,801
Deferred financing fees, net	18,774	1,991
Total Assets	$2,366,613	$333,374

LIABILITIES, NON-CONTROLLING INTEREST AND EQUITY
Mortgage notes payable	$1,357,080	$45,500
Promissory notes payable	—	64,849
Mandatorily redeemable preferred securities	294,523	—
Accounts payable and accrued expenses	67,255	14,219
Due to affiliates	6,546	7,011
Total Liabilities	$1,725,404	$131,579
Equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized, 36,300,777 and 10,163,206 shares issued and outstanding, respectively	363	102
Additional paid-in capital	793,786	221,379
Deficit	(155,680)	(19,686)
Total equity of American Realty Capital Hospitality Trust, Inc. stockholders	638,469	201,795
Non-controlling interest - consolidated variable interest entity	2,740	—
Total Equity	$641,209	$201,795
Total Liabilities, Non-controlling Interest and Equity	$2,366,613	$333,374

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

CONSOLIDATED/COMBINED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except for share and per share data)

	Successor	Successor	Predecessor	Predecessor
	Year Ended December 31, 2015	For the Period from March 21 to December 31, 2014	For the Period from January 1 to March 20, 2014	Year Ended December 31, 2013
Revenues
Rooms	$420,617	$26,163	$6,026	$30,489
Food and beverage	15,908	5,612	1,543	6,267
Other	9,659	3,096	676	3,041
Total revenue	$446,184	$34,871	$8,245	$39,797
Operating expenses
Rooms	99,543	5,411	1,405	6,340
Food and beverage	12,774	3,785	1,042	4,461
Management fees	22,107	1,498	289	1,471
Other property-level operating expenses	171,488	13,049	3,490	15,664
Depreciation and amortization	68,500	2,796	994	5,105
Rent	6,249	3,879	933	4,321
Total operating expenses	$380,661	$30,418	$8,153	$37,362
Income from operations	$65,523	$4,453	$92	$2,435
Interest expense	(80,667)	(5,958)	(531)	(2,265)
Acquisition and transaction related costs	(64,513)	(10,884)	—	—
Other income (expense)	(491)	103	—	—
Equity in earnings (losses) of unconsolidated entities	238	352	(166)	(65)
General and administrative	(11,621)	(2,316)	—	—
Total other expenses, net	$(157,054)	$(18,703)	$(697)	$(2,330)
Net income (loss) before taxes	$(91,531)	$(14,250)	$(605)	$105
Provision for income taxes	3,106	591	—	—
Net income (loss) and comprehensive loss	$(94,637)	$(14,841)	$(605)	$105
Less: Net income attributable to non-controlling interests	189	—	—	—
Net income (loss) attributable to American Realty Capital Hospitality Trust, Inc.	$(94,826)	$(14,841)	$(605)	105
Basic and diluted net loss per share	$(3.91)	$(5.25)	N/A	N/A
Basic and diluted weighted average shares outstanding	24,199,686	2,826,352	N/A	N/A
___________________________________________________
NA - not applicable

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

CONSOLIDATED/COMBINED STATEMENT OF CHANGES IN EQUITY
(In thousands, except for share data)

	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Deficit	Total Equity of American Realty Capital Hospitality Trust, Inc. Stockholders	Non-controlling Interest	Members' Equity	Total Non-controlling Interest and Equity
Balance, December 31, 2013	8,888	$—	$200	$(6)	$194	$—	$88,496	$194
Issuance of common stock	105,609	1	2,417	—	2,418	—	—	2,418
Net loss	—	—	—	—	—	—	(605)	—
Distributions	—	—	—	—	—	—	(800)	—
Common stock offering costs, commissions and dealer manager fees	—	—	(1,529)	—	(1,529)	—	—	(1,529)
Balance, March 20, 2014	114,497	$1	$1,088	$(6)	$1,083	$—	$87,091	$1,083
Proceeds received from Successor for the assets of Predecessor	—	—	—	—	—	—	(87,091)	—
Issuance of common stock	9,984,711	100	248,615	—	248,715	—	—	248,715
Net loss	—	—	—	(14,841)	(14,841)	—	—	(14,841)
Dividends paid or declared	—	—	—	(4,839)	(4,839)	—	—	(4,839)
Common stock issued through Distribution Reinvestment Plan	63,998	1	1,520	—	1,521	—	—	1,521
Share-based payments	—	—	22	—	22	—	—	22
Common stock offering costs, commissions and dealer manager fees	—	—	(29,866)	—	(29,866)	—	—	(29,866)
Balance, December 31, 2014	10,163,206	$102	$221,379	$(19,686)	$201,795	$—	$—	$201,795
Issuance of common stock, net	25,373,352	253	631,526	—	631,779	—	—	631,779
Net loss attributable to American Realty Capital Hospitality Trust, Inc.	—	—	—	(94,826)	(94,826)	—	—	(94,826)
Net income attributable to non-controlling interest	—	—	—	—	—	189	—	189
Non-controlling interest - consolidated variable interest entity	—	—	—	—	—	2,551	—	2,551
Dividends paid or declared	—	—	—	(41,168)	(41,168)	—	—	(41,168)
Common stock issued through Distribution Reinvestment Plan	764,219	8	18,150	—	18,158	—	—	18,158
Share-based payments	—	—	74	—	74	—	—	74
Common stock offering costs, commissions and dealer manager fees	—	—	(77,343)	—	(77,343)	—	—	(77,343)
Balance, December 31, 2015	36,300,777	$363	$793,786	$(155,680)	$638,469	$2,740	$—	$641,209

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

CONSOLIDATED/COMBINED STATEMENTS OF CASH FLOWS
(In thousands)

	Successor		Predecessor
	Year Ended December 31, 2015	For the Period from March 21 to December 31, 2014	For the Period from January 1 to March 20, 2014	Year Ended December 31, 2013
Cash flows from operating activities:
Net income (loss)	$(94,637)	$(14,841)	$(605)	$105
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	68,500	2,796	994	5,105
Amortization of deferred financing costs	11,161	595	75	196
Change in fair value of contingent consideration	780	—	—	—
Equity in (earnings) losses of unconsolidated entities	(238)	(352)	166	65
Other adjustments, net	146	549	—	74
Distributions from variable interest entities	860	257	—	—
Changes in assets and liabilities:
Prepaid expenses and other assets	(15,175)	(7,923)	(581)	455
Restricted cash	(11,602)	(783)	—	—
Due to affiliates	1,259	5,042	—	—
Accounts payable and accrued expenses	45,453	5,010	(605)	(182)
Net cash provided by (used in) operating activities	$6,507	$(9,650)	$(556)	$5,818

Cash flows from investing activities:
Acquisition of hotel assets, net of cash received	(629,760)	(41,388)	—	—
Real estate investment improvements and purchases of property and equipment	(46,523)	(3,659)	(83)	(3,436)
Acquisition deposits	(40,504)	(75,000)	—	—
Increase in restricted cash related to real estate improvements	(55,259)	(2,035)	(468)	1,163
Net cash used in investing activities	$(772,046)	$(122,082)	$(551)	$(2,273)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	631,698	249,569	—	—
Payments of offering costs	(79,280)	(28,071)	—	—
Dividends/Distributions paid	(19,153)	(1,950)	(800)	—
Contributions from members	—	—	—	227
Distribution to members	—	—	—	(3,922)
Affiliate financing advancement	—	2,570	—	—
Repayments of promissory and mortgage notes payable	(291,849)	—	(137)	—
Payment of deferred consideration payable	(3,500)	—	—	—
Affiliate financing repayment	—	(3,214)	—	—
Proceeds from affiliate note payable used to fund acquisition deposit	—	40,500	—	—

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

CONSOLIDATED/COMBINED STATEMENTS OF CASH FLOWS
(In thousands)

Repayment of affiliate note payable used to fund acquisition deposit	—	(40,500)	—	—
Mandatorily redeemable preferred securities redemptions	(152,574)	—	—	(391)
Proceeds from mortgage notes payable	624,100	45,500	—	3,440
Proceeds from promissory note payable	—	1,775	—	—
Deferred financing fees	(27,944)	(2,586)	—	(31)
Restricted cash for debt service	(991)	—	—	—
Net cash provided by (used in) financing activities	$680,507	$263,593	$(937)	$(677)
Net change in cash and cash equivalents	(85,032)	131,861	(2,044)	2,868
Cash and cash equivalents, beginning of period	131,861	—	10,520	7,652
Cash and cash equivalents, end of period	$46,829	$131,861	$8,476	$10,520

	Successor		Predecessor
	Year Ended December 31, 2015	For the Period from March 21 to December 31, 2014	For the Period from January 1 to March 20, 2014	Year Ended December 31, 2013
Supplemental disclosure of cash flow information:
Interest paid	$68,108	$4,645	$458	$1,548
Income taxes paid	$6,408	$760	—	—
Non-cash investing and financing activities:
Reclassification of deferred offering costs to additional paid-in capital	—	$1,505	—	—
Offering costs payable	$308	$2,481	—	—
Real estate investment improvements and purchases of property and equipment in accounts payable and accrued expenses	$17,518	$1,033	—	—
Proceeds receivable from stock sales (1)	$90	$1,564		—
Seller financing of real estate investments	—	$58,074	—	—
Seller financing of investment in unconsolidated entities	—	$5,000	—	—
Mortgage and mezzanine debt assumed on real estate investments	$904,185	—	—	—
Mandatorily redeemable preferred securities issued in acquisition of property and equipment	$447,097	—	—	—
Contingent consideration on acquisition	—	$2,268	—	—
Deferred consideration on acquisition	—	$3,400	—	—
Dividends declared but not paid	$4,936	$1,368	—	—
Common stock issued through distribution reinvestment plan	$18,150	$1,520	—	—
___________________________________________________

(1)	The proceeds receivable from the sale of shares of common equity was received by the Company prior to the filing date of this Annual Report on Form 10-K.

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

NOTES TO CONSOLIDATED/COMBINED FINANCIAL STATEMENTS

Note 1 - Organization
American Realty Capital Hospitality Trust, Inc. (the "Company") was incorporated on July 25, 2013 as a Maryland corporation and qualified as a real estate investment trust for U.S. federal income tax purposes ("REIT") beginning with the taxable year ended December 31, 2014. The Company was formed primarily to acquire lodging properties in the midscale limited service, extended stay, select service, upscale select service, and upper upscale full service segments within the hospitality sector. As of December 31, 2015, the Company had acquired or had an interest in a total of 136 hotels with a total of 16,644 guest rooms located in 32 states. As of December 31, 2015, all but one of these hotels operated under a franchise or license agreement with a national brand owned by one of Hilton Worldwide, Inc., Marriott International, Inc., Starwood Hotels and Resorts Worldwide, Hyatt Hotels Corporation, and Intercontinental Hotels Group or one of their respective subsidiaries or affiliates. During February 2016, the Company completed an acquisition comprising investments in six additional hotels with a total of 707 guest rooms located in two states, all of which were operated under a franchise or license agreement with one of our national brands.
On January 7, 2014, the Company commenced its primary initial public offering ("IPO" or the "Offering") on a "reasonable best efforts" basis of up to 80,000,000 shares of common stock, $0.01 par value per share, at a price of $25.00 per share, subject to certain volume and other discounts, pursuant to a registration statement on Form S-11 (File No. 333-190698), as well as up to 21,052,631 shares of common stock available pursuant to the Distribution Reinvestment Plan (the "DRIP") under which the Company's common stockholders could elect to have their cash distributions reinvested in additional shares of the Company's common stock.
On November 15, 2015, the Company suspended the IPO, and, on November 18, 2015, Realty Capital Securities, LLC (the "Former Dealer Manager"), the dealer manager of the IPO, suspended sales activities, effective immediately. On December 31, 2015, the Company terminated the Former Dealer Manager as the dealer manager of the IPO. Prior to suspension of the IPO, the Company depended, and expected to continue to depend, in substantial part on proceeds from the IPO to meet its major capital requirements. Because the Company does not expect it will resume the IPO, it will require funds in addition to operating cash flow and cash on hand to meet its capital requirements.
As of December 31, 2015, the Company had approximately 36.3 million shares of common stock outstanding and had received total gross proceeds of approximately $902.9 million, including shares issued under the DRIP.
The Company expects to establish its estimated net asset value per share of common stock ("Estimated Per-Share NAV") in connection with the filing of its Quarterly Report on Form 10-Q for the three months ending March 31, 2016, but, in any event, no later than July 2, 2016, which is 150 days following the second anniversary of the date that the Company broke escrow in the IPO. After the Company has initially established its Estimated Per-Share NAV, the Company expects to update it periodically, at the discretion of the Company's board of directors, provided that such updated estimates will be made at least once annually.
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

The Company's Former Dealer Manager served as the dealer manager of the IPO and, together with its affiliates, continued to provide the Company with various services through December 31, 2015. RCS Capital Corporation, the parent company of the Former Dealer Manager and certain of its affiliates that provided services to the Company, filed for Chapter 11 bankruptcy protection in January 2016, prior to which it was also under common control with AR Capital, the parent of the Company's Sponsor, and AR Global.

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

NOTES TO CONSOLIDATED/COMBINED FINANCIAL STATEMENTS

The Company has no employees. The Company has retained the Advisor to manage certain aspects of the Company's affairs on a day-to-day basis. American Realty Capital Hospitality Properties, LLC or one of its subsidiaries (collectively, the "Property Manager"), serves as property manager and the Property Manager has retained Crestline Hotels & Resorts, LLC ("Crestline"), to provide services, including locating investments, negotiating financing and operating certain hotel assets in the Company's portfolio.

The Advisor, the Property Manager and Crestline are under common control with AR Capital, LLC (“AR Capital”), the parent of the Company’s sponsor, American Realty Capital IX, LLC (the "Sponsor"), and AR Global Investments, LLC, the successor to AR Capital’s business (“AR Global”), as a result of which they are related parties, and each of which has received or will receive compensation, fees and other expense reimbursements from the Company for services related to the IPO and the investment and management of the Company’s assets.
The Company, directly or indirectly through its taxable REIT subsidiaries, enters into agreements with the Property Manager, which, in turn, engages Crestline or a third-party sub-property manager to manage the Company’s hotel properties. Crestline is a leading hospitality management company in the United States, and as of December 31, 2015, had 100 hotels and 15,104 rooms under management in 27 states and the District of Columbia. As of December 31, 2015, 66 of the Company's hotels and 8,937 rooms were managed by Crestline, and 70 of the Company's hotels and 7,707 rooms were managed by third-party sub-property managers.
Note 2 - Summary of Significant Accounting Policies
The accompanying consolidated financial statements of the Company included herein were prepared in accordance with United States Generally Accepted Accounting Principles ("GAAP"). All inter-company accounts and transactions have been eliminated in consolidation.
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
The Predecessor consists of the Barceló Portfolio, which consists of hospitality assets and operations owned by Barceló Crestline Corporation and certain consolidated subsidiaries ("BCC") that had been maintained in various legal entities until the Company acquired them from BCC on March 21, 2014. Historically, financial statements had not been prepared for the Predecessor as a discrete stand-alone entity. The accompanying consolidated financial statements for the Predecessor, for the period from January 1 to March 20, 2014 have been derived from the historical accounting records of BCC and reflect revenue and expenses and cash flows directly attributable to the Predecessor, as well as allocations deemed reasonable by management, to present the combined results of operations and cash flows of the Predecessor on a stand-alone basis.
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
Real Estate Investments
The Company allocates the purchase price of properties acquired in real estate investments to tangible and identifiable intangible assets acquired based on their respective fair values at the date of acquisition. Tangible assets include land, land improvements, buildings and furniture, fixtures and equipment. The Company utilizes various estimates, processes and

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

NOTES TO CONSOLIDATED/COMBINED FINANCIAL STATEMENTS

information to determine the property value. Estimates of value are made using customary methods, including data from appraisals, comparable sales, discounted cash flow analysis and other methods. Amounts allocated to land, land improvements, buildings and furniture, fixtures and equipment are based on purchase price allocation studies performed by independent third parties or on the Company’s analysis of comparable properties in the Company’s portfolio. Identifiable intangible assets and liabilities, as applicable, are typically related to contracts, including operating lease agreements, ground lease agreements and hotel management agreements, which will be recorded at fair value. The Company also considers information obtained about each property as a result of the Company’s pre-acquisition due diligence in estimating the fair value of the tangible and intangible assets acquired and intangible liabilities assumed.
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
Below-Market Lease
The below-market lease intangible is based on the difference between the market rent and the contractual rent and is discounted to a present value using an interest rate reflecting the Company's current assessment of the risk associated with the leases acquired. See Note 4. Acquired lease intangible assets are amortized over the remaining lease term. The amortization of a below-market lease is recorded as an increase to rent expense on the consolidated/combined statements of operations.
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
Deferred Financing Fees

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

NOTES TO CONSOLIDATED/COMBINED FINANCIAL STATEMENTS

Deferred financing fees represent commitment fees, legal fees and other costs associated with obtaining commitments for financing. These fees are amortized over the terms of the respective financing agreements using the effective interest method. Unamortized deferred financing fees are expensed in full when the associated debt is refinanced or repaid before maturity. Costs incurred in seeking financial transactions that do not close are expensed in the period in which it is determined that the financing will not be successful.
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
During the quarter ended June 30, 2015, upon the acquisition of an additional equity interest in the HGI Blacksburg JV, the Company concluded that it was the primary beneficiary, with the power to direct activities that most significantly impact its economic performance, and therefore consolidated the entity in its consolidated financial statements subsequent to the acquisition (See Note 3 - Business Combinations).
The Company has concluded it is not the primary beneficiary with the power to direct activities that most significantly impact economic performance of the Westin Virginia Beach JV, and has therefore not consolidated the entity. The Company has accounted for the entity under the equity method of accounting and included it in investments in unconsolidated entities in the accompanying consolidated balance sheets.
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
Income Taxes
The Company qualified to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code commencing with its tax year ended December 31, 2014. In order to continue to qualify as a REIT, the Company must annually distribute to its stockholders 90% of its REIT taxable income (which does not equal net income as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding net capital gain, and must comply with various other organizational and operational requirements. The Company generally will not be subject to federal corporate income tax on that portion of its REIT taxable income that it distributes to its stockholders. The Company may be subject to certain state and local taxes on its income, property tax and federal income and excise taxes on its undistributed income. The Company's hotels are leased to taxable REIT subsidiaries ("TRSs") which are owned by the OP. The TRSs are subject to federal, state and local income taxes.

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

NOTES TO CONSOLIDATED/COMBINED FINANCIAL STATEMENTS

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
Advertising Costs

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

NOTES TO CONSOLIDATED/COMBINED FINANCIAL STATEMENTS

The Company expenses advertising costs for hotel operations as incurred. These costs were $12.2 million for the year ended December 31, 2015 and $0.4 million combined for the Company and the Predecessor for the year ended December 31, 2014.
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

	December 31, 2015	December 31, 2014
Trade receivables	$5,848	$1,388
Allowance for doubtful accounts	(697)	(45)
Trade receivables, net of allowance	$5,151	$1,343
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
Derivative Transactions
The Company at certain times enters into derivative instruments to hedge exposure to changes in interest rates. The Company’s derivatives as of December 31, 2015, consist of interest rate cap agreements which it believes will help to mitigate its exposure to increasing borrowing costs under floating rate indebtedness. The Company has elected not to designate its interest rate cap agreements as cash flow hedges. The impact of the interest rate caps for the year ended December 31, 2015, to the consolidated financial statements was immaterial.
Recently Issued Accounting Pronouncements
In April 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-08 Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360) - Reporting Discontinued Operations and Disclosure of Disposal of Components of an Entity. Under this standard, a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations only if the disposal represents a strategic shift that has, or will have, a major effect on an entity’s operations and financial results. In addition, it requires an entity to present, for each comparative period, the assets and liabilities of a disposal group that includes a discontinued operation separately in the asset and liability sections, respectively, of the statement of financial position. As a result, the operations of sold properties through the date of their disposal will be included in continuing operations, unless the sale represents a strategic shift. However, the gain or loss on the sale of a property will be reported separately below income from continuing operations. The Company adopted this ASU as of January 1, 2014. No prior year restatements are permitted for this change in policy. For purposes of the earnings per share calculation, beginning in 2014 gains and losses on property sales were included in continuing operations.
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

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

NOTES TO CONSOLIDATED/COMBINED FINANCIAL STATEMENTS

evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.
In April 2015, the FASB proposed an accounting standards update for ASU 2014-09 for the deferral of the effective date of ASU 2014-09 Revenue from Contracts with Customers. This proposal defers the effective date of ASU 2014-09 from annual reporting periods beginning after December 15, 2016, back one year, to annual reporting periods beginning after December 15, 2017 for all public business entities, certain not-for-profit entities, and certain employee benefit plans. Early application of ASU 2014-09 is permitted as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method and has not determined the effect of the standard on its ongoing financial reporting.
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

In January, 2015, the FASB issued ASU 2015-01 Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items (“ASU 2015-01”), which eliminates from GAAP the concept of extraordinary items. Subtopic 225-20, Income Statement-Extraordinary and Unusual Items, required that an entity separately classify, present, and disclose extraordinary events and transactions. The adoption of ASU 2015-01 becomes effective for the Company on its fiscal year ending December 31, 2016, and all subsequent annual and interim periods. Early adoption is permitted. The adoption of ASU 2015-01 is not expected to have a material effect on the Company’s consolidated financial statements.

In February, 2015, the FASB issued ASU 2015-02 Amendments to the Consolidation Analysis (“ASU 2015-02”), the amendments in ASU 2015-02 reduce the application of the related party guidance for VIEs on the basis of the following three changes:

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
In April, 2015, the FASB issued ASU 2015-03 Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”), which is designed to simplify the presentation of debt issuance costs. The amendments in ASU 2015-03 require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in ASU 2015-03. The new standard is effective for the Company on January 1, 2016. Early application is permitted. The adoption of ASU 2015-03 is not expected to have a material effect on the Company’s consolidated financial statements.

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

NOTES TO CONSOLIDATED/COMBINED FINANCIAL STATEMENTS

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

Note 3 - Business Combinations
Barceló Portfolio: On March 21, 2014, the Company completed an acquisition comprising investments in six hotels (the "Barceló Portfolio") through fee simple, leasehold and joint venture interests. The aggregate purchase price of the Barceló Portfolio was approximately $110.1 million, exclusive of closing costs. The Barceló Portfolio consists of (i) three wholly owned hotel assets, the Baltimore Courtyard Inner Harbor Hotel (the "Baltimore Courtyard"), the Courtyard Providence Downtown Hotel (the "Providence Courtyard") and the Homewood Suites by Hilton Stratford (the "Stratford Homewood Suites"); (ii) one leased asset, the Georgia Tech Hotel & Conference Center and (iii) equity interests in two joint ventures that each own one hotel, the Westin Virginia Beach and the Hilton Garden Inn Blacksburg.
Grace Acquisition: On February 27, 2015, the Company acquired the Grace Portfolio through fee simple or leasehold interests in 116 hotels from certain subsidiaries of Whitehall Real Estate Funds, an investment arm controlled by The Goldman Sachs Group, Inc.
The aggregate purchase price under the purchase agreement was $1.808 billion, exclusive of closing costs and subject to certain adjustments at closing. After adjustments, the net purchase price was $1.799 billion. Approximately $220.7 million of the purchase price was satisfied with cash on hand, approximately $904.2 million (fair value on the acquisition date) through the assumption of existing mortgage and mezzanine indebtedness (comprising the "Assumed Grace Mortgage Loan" and the "Assumed Grace Mezzanine Loan", collectively, the "Assumed Grace Indebtedness") and approximately $227.0 million through additional mortgage financing (the "Original Additional Grace Mortgage Loan"). The Original Additional Grace Mortgage Loan was refinanced during 2015 (the “Refinanced Additional Grace Mortgage Loan” and, together with the Assumed Grace Indebtedness, the "Grace Indebtedness"). (See Note 5 - Mortgage Notes Payable).
In addition, the remaining $447.1 million of the contract purchase price was satisfied by the issuance of the preferred equity interests (the "Grace Preferred Equity Interests") in two newly-formed Delaware limited liability companies, ARC Hospitality Portfolio I Holdco, LLC and ARC Hospitality Portfolio II Holdco, LLC, (the "Holdco entities") each of which is an indirect subsidiary of the Company and an indirect owner of the Grace Portfolio. The holders of the Grace Preferred Equity Interests are entitled to monthly distributions at a rate of 7.50% per annum for the first 18 months following closing and 8.00% per annum thereafter. On liquidation of the Holdco entities, the holders of the Grace Preferred Equity Interests are entitled to receive their original value (as reduced by redemptions) prior to any distributions being made to the Company or the Company's stockholders. Beginning in April 2015, the Company became obligated to use 35% of any IPO proceeds to redeem the Grace Preferred Equity Interests at par, up to a maximum of $350.0 million in redemptions for any 12-month period. As of December 31, 2015, the Company has redeemed $152.6 million of the Grace Preferred Equity Interests, resulting in $294.5 million of liquidation value remaining outstanding under the Grace Preferred Equity Interests.
The Company is also required, in certain circumstances, to apply debt proceeds to redeem the Grace Preferred Equity Interests at par. As of February 27, 2018, the Company is required to have redeemed 50.0% of the Grace Preferred Equity Interests, and the Company is required to redeem 100.0% of the Grace Preferred Equity Interests remaining outstanding by no later than February 27, 2019. In addition, the Company has the right, at its option, to redeem the Grace Preferred Equity Interests, in whole or in part, at any time at par. The holders of the Grace Preferred Equity Interests have certain consent rights over major actions by the Company relating to the Grace Portfolio. In connection with the issuance of the Grace Preferred Equity Interests, the Company and the OP have made certain guarantees and indemnities to the sellers and their affiliates or indemnifying the sellers and their affiliates related to the Grace Portfolio. If the Company is unable to satisfy the redemption, distribution or other requirements of the Grace Preferred Equity Interests (including if there is a default under the related guarantees provided by the Company and the OP), the holders of the Grace Preferred Equity Interests have certain rights, including the ability to assume control of the operations of the Grace Portfolio through the assumption of control of the Holdco entities. Due to the fact that the Grace Preferred Equity Interests are mandatorily redeemable and certain of their other characteristics, the Grace Preferred Equity Interests are treated as debt in accordance with GAAP.
The following table presents the preliminary allocation of the assets acquired and liabilities assumed by the Company on February 27, 2015 (in thousands):

Assets acquired and liabilities assumed	February 27, 2015
Land	$274,478
Buildings and improvements	1,391,506
Below-market lease obligation, net	2,605
Furniture, fixtures and equipment	127,935
Prepaid expenses and other assets	6,678
Accounts payable and accrued expenses	(4,517)
Total operating assets acquired, net	1,798,685
Seller financing of real estate investments	(1,351,282)
Total assets acquired, net	$447,403
The Company is finalizing the fair value of certain tangible and intangible assets acquired and adjustments may be made to the preliminary purchase price allocation shown above.
Revenue and net loss attributable to the Grace Portfolio included in the Consolidated Statement of Operations since the date of acquisition was $388.7 million and $16.5 million, respectively.
HGI Blacksburg JV: On May 20, 2015, the Company acquired an additional equity interest in the HGI Blacksburg JV, increasing its percentage ownership to 56.5% from 24.0%. As a result of this transaction, the Company concluded that it is the primary beneficiary, with the power to direct activities that most significantly impact economic performance of the HGI Blacksburg JV, and therefore consolidated the entity in its consolidated financial statements subsequent to the acquisition. The purchase price of the additional equity interest was approximately $2.2 million, exclusive of closing costs. The joint venture asset holds one hotel, the Hilton Garden Inn Blacksburg. The impact of the acquisition on the consolidated financial statements was immaterial as of December 31, 2015.
Summit Acquisition
On June 2, 2015, the Company entered into agreements with Summit Hotel Properties, Inc. (the "Summit Sellers"), as amended from time to time thereafter, to purchase fee simple interests in a portfolio of 26 hotels in three separate closings for a total purchase price of approximately $347.4 million, subject to closing prorations and other adjustments. The first closing was completed on October 15, 2015.

On October 15, 2015, the Company completed the acquisition of ten hotels (the "First Summit Closing") for $150.1 million, which was funded with $7.6 million previously paid as an earnest money deposit, $45.6 million from the Company’s ongoing initial public offering and $96.9 million from an advance under the SN Term Loan described in Note 5 below.

The following table presents the allocation of the assets acquired and liabilities assumed by the Company on October 15, 2015 (in thousands):

Assets acquired and liabilities assumed	October 15, 2015
Land	$16,949
Buildings and improvements	120,414
Furniture, fixtures and equipment	12,706
Accounts payable and accrued expenses	(1,082)
Total operating assets acquired, net	148,987
SN Term Loan	(96,850)
Total assets acquired, net	$52,137

The Company is finalizing the fair value of certain tangible and intangible assets acquired and adjustments may be made to the preliminary purchase price allocation shown above.
Revenue and net loss attributable to the hotels acquired from the Summit Sellers in the First Summit Closing included in the Consolidated Statement of Operations since the date of acquisition was $6.4 million and $0.8 million, respectively.
On December 29, 2015, the second closing of hotels to be acquired from the Summit Sellers was terminated. The Company and the Summit Sellers agreed to terminate the purchase agreement pursuant to which the Company had the right to acquire a fee simple interest in ten hotels (the "Second Summit Closing") for a total purchase price of $89.1 million. As a result of this termination, the Company forfeited $9.1 million in non-refundable earnest money deposits.
On February 11, 2016, the Company completed the third closing of hotels acquired from the Summit Sellers comprised of six hotels for $108.3 million (the "Third Summit Closing"), and entered into an agreement with the Summit Sellers to reinstate, with certain changes, the purchase agreement related to the hotels in the Second Summit Closing. (See Note 15 - Subsequent Events).
Noble Acquisitions:
On June 15, 2015, the Company entered into agreements with affiliates of Noble Investment Group, LLC (the "Noble Sellers"), as amended from time to time thereafter, to purchase fee simple interests in a portfolio of 13 hotels in four separate closing for a total purchase price of $300.0 million.
On November 2, 2015, the Company completed the acquisition of two hotels (the "First Noble Closing") from the Noble Sellers for $48.6 million, which was funded with $3.6 million previously paid as an earnest money deposit, $19.0 million from the Company’s ongoing initial public offering and $26.0 million from an advance, secured by a mortgage on the hotels in the First Noble Closing, under the SN Term Loan described in Note 5 below.
On December 2, 2015, the Company completed the acquisition of two hotels (the “Second Noble Closing”) from the Noble Sellers for an aggregate purchase price of $59.0 million, which was funded with $4.4 million previously paid as an earnest money deposit, $12.3 million in proceeds from the Company’s initial public offering and $42.3 million from an advance, secured by a mortgage on the hotels in the Second Noble Closing, under the SN Term Loan described in Note 5 below.
On January 25, 2016, the third and fourth closing of the Noble acquisition comprising nine hotels in total were terminated. The Company and the Noble Sellers agreed to terminate each of the applicable hotels purchase agreements. As a result of this termination, the Company forfeited $22.0 million in non-refundable earnest money deposits. (See Note 15 - Subsequent Events).
Wheelock Acquisition:
On June 2, 2015, the Company entered into agreements with affiliates with affiliates of Wheelock Real Estate Fund, L.P. (the “Wheelock Sellers”), as amended from time to time thereafter, to purchase fee simple interests in a portfolio of five hotels for a purchase price of $92.9 million. On December 15, 2015, the Company and the Wheelock Sellers agreed to terminate the purchase agreements. As a result of this termination, the Company forfeited $10.0 million in non-refundable earnest money deposits.
Pro-forma Financial Information for the Grace and Summit Acquisitions:
The following table below presents pro-forma financial information as if the Grace and Summit acquisitions had occurred on January 1, 2014 (in thousands). The pro-forma information excludes the impact of the Noble acquisitions, as the impact of the acquisitions on the consolidated financial statements was immaterial.
The unaudited pro-forma financial information is not necessarily indicative of what the actual results of operations would have been, assuming the acquisitions had occurred on January 1, 2014, nor does it purport to represent the Company's future results of operations.

Pro-forma	Year Ended December 31, 2015	Year Ended December 31, 2014
Revenues	$539,163	$500,882
Net income (loss)	$(59,339)	$(30,811)
Included in the pro-forma table above are the following expense adjustments to account for differences between the Company's estimates and amounts actually incurred by the sellers, for the years ended December 31, 2015 and December 31, 2014: a reduction in management fees of $0.9 million and $5.2 million, respectively, a reduction in depreciation and amortization of $10.7 million and $15.4 million, respectively, and additional interest expense of $8.8 million and $30.0 million, respectively. Additionally, for the year ended December 31, 2015, there was an adjustment to reduce acquisition and transaction related costs by $39.7 million.

Note 4 - Leases
In connection with its acquisitions the Company has assumed various lease agreements. These lease agreements primarily comprise one operating lease of the Georgia Tech Hotel & Conference Center and nine ground leases. The following table summarizes the Company's future minimum rental commitments under these leases (in thousands):

	Minimum Rental Commitments	Amortization of Below Market Lease Intangible to Rent Expense
Year ended December 31, 2016	$5,191	$398
Year ended December 31, 2017	5,209	398
Year ended December 31, 2018	5,216	398
Year ended December 31, 2019	5,226	398
Year ended December 31, 2020	5,264	398
Thereafter	86,968	8,233
Total	$113,074	$10,223

The Company has allocated values to certain above and below-market lease intangibles based on the difference between market rents and rental commitments under the leases. During the years ended December 31, 2015 and December 31, 2014, amortization of below-market lease intangibles, net, to rent expense was $0.4 million and $0.3 million, respectively. Rent expense for the years ended December 31, 2015 and December 31, 2014 was $5.8 million and $4.8 million, respectively. Included in the prior year period is rent expense recognized by the Predecessor.

Note 5 - Mortgage Notes Payable
The Company’s mortgage notes payable as of December 31, 2015 and December 31, 2014 consist of the following, respectively (in thousands):

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

NOTES TO CONSOLIDATED/COMBINED FINANCIAL STATEMENTS

	Outstanding Mortgage Note Payable
Encumbered Properties	December 31, 2015	December 31, 2014	Interest Rate	Payment	Maturity
Baltimore Courtyard & Providence Courtyard	$45,500	$45,500	4.30%	Interest Only, Principal paid at Maturity	April 2019
Hilton Garden Inn Blacksburg Joint Venture	$10,500	$—	4.31%	Interest Only, Principal paid at Maturity	June 2020
Assumed Grace Mortgage Loan - 96 properties in Grace Portfolio	$801,430	$—	LIBOR plus 3.29%	Interest Only, Principal paid at Maturity	May 2017, subject to two, one year extension rights
Assumed Grace Mezzanine Loan - 96 properties in Grace Portfolio	$102,550	$—	LIBOR plus 4.77%	Interest Only, Principal paid at Maturity	May 2017, subject to two, one year extension rights
Refinanced Additional Grace Mortgage Loan - 20 properties in Grace Portfolio and one additional property	$232,000	$—	4.96%	Interest Only, Principal paid at Maturity	October 2020
SN Term Loan -14 properties in Summit and Noble Portfolios	$165,100	$—	LIBOR plus between 3.25% and 3.75%	Interest Only, Principal paid at Maturity	August 2018, subject to two, one year extension rights
Total	$1,357,080	$45,500
Interest expense related to the Company's mortgage notes payable for the year ended December 31, 2015 was $43.1 million. Interest expense related to the Company's mortgage note payable for the period from March 21 to December 31, 2014 was $1.6 million. Interest expense attributable to the Predecessor, for the period from January 1 to March 20, 2014, was $0.5 million.

Baltimore Courtyard and Providence Courtyard
The Baltimore Courtyard and Providence Courtyard Loan matures on April 6, 2019. On May 6, 2014 and each month thereafter, the Company is required to make an interest only payment based on the outstanding principal and a fixed annual interest rate of 4.30%. The entire principal amount is due at maturity.
Hilton Garden Inn Blacksburg Joint Venture
The Hilton Garden Inn Blacksburg Joint Venture Loan matures June 6, 2020. On July 6, 2015 and each month thereafter, the Company is required to make an interest only payment based on the outstanding principal and a fixed annual interest rate of 4.31%. The entire principal amount is due at maturity.
Assumed Grace Indebtedness
The Assumed Grace Mortgage Loan and the Assumed Grace Mezzanine Loan mature on May 1, 2017, subject to two (one-year) extension rights which, if both are exercised, would result in an outside maturity date of May 1, 2019. The extensions on the Assumed Grace Mortgage Loan and the Assumed Grace Mezzanine Loan can only occur if certain conditions are met, including a condition that a minimum ratio of net operating income to debt outstanding be satisfied. There can be no assurance that we will be able to meet these conditions and extend these loans pursuant to their terms. The Assumed Grace Mortgage Loan carries an interest rate of London Interbank Offered Rate ("LIBOR") plus 3.29%, and the Assumed Grace Mezzanine Loan carries an interest rate of LIBOR plus 4.77%, for a combined weighted average interest rate of LIBOR plus 3.46%. Pursuant to the Assumed Grace Indebtedness, the Company has agreed to make periodic payments into an escrow account for the property improvement plans required by the franchisors. The Assumed Grace Indebtedness includes the following financial

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

NOTES TO CONSOLIDATED/COMBINED FINANCIAL STATEMENTS

covenants: minimum consolidated net worth, and minimum consolidated liquidity. As of December 31, 2015, the Company was in compliance with these financial covenants.
Refinanced Additional Grace Mortgage Loan
The Original Additional Grace Mortgage Loan was for $227.0 million and was scheduled to mature on March 6, 2017, subject to a one-year extension right, and carried an interest rate equal to the greater of (i) a floating rate of interest equal to LIBOR plus 6.00% and (ii) 6.25%.
On October 6, 2015, the Company refinanced the Original Additional Grace Mortgage Loan. The Refinanced Additional Grace Mortgage Loan was for $232.0 million and carries a fixed annual interest rate of 4.96% per annum with a maturity date in October 2020. Pursuant to the Refinanced Additional Grace Mortgage Loan, the Company agreed to make periodic payments into an escrow account for the property improvement plans required by the franchisors. The Refinanced Additional Grace Mortgage Loan includes the following financial covenants: minimum consolidated net worth, and minimum consolidated liquidity. As of December 31, 2015, the Company was in compliance with these financial covenants.
SN Term Loan
On August 21, 2015, the Company entered into a Term Loan Agreement with Deutsche Bank AG New York Branch, as administrative agent and Deutsche Bank Securities Inc., as sole lead arranger and book-running manager (as amended, the "SN Term Loan"). On October 15, 2015, the Company amended and restated the SN Term Loan and made the initial draw down of borrowings of $96.9 million in connection with the First Summit Closing. On November 2, 2015, the Company drew down borrowings of $26.0 million in connection with the First Noble Closing. On December 2, 2015 the Company drew down borrowings of $42.3 million in connection with the Second Noble Closing.

The SN Term Loan provided for up to $450 million in financing (the “Loans”) at a rate equal to a base rate plus a spread of between 3.25% and 3.75% for Eurodollar rate Loans and between 2.25% and 2.75% for base rate Loans, depending on the aggregate debt yield and aggregate loan-to-value of the properties securing the Loans measured periodically. On February 11, 2016, the SN Term Loan was amended, pursuant to which the lenders total commitment was reduced from $450.0 million to $293.4 million. (See Note 15 - Subsequent Events). Prior to November 1, 2015, all spreads were 0.5% less than they will be during the rest of the term. The SN Term Loan has a term of three years, with two one-year extension options, and is secured by the fee interest in the hotels as and when they are acquired. The extensions on the SN Term Loan can only occur if certain conditions are met, including a condition that a minimum ratio of net operating income to debt outstanding be satisfied. There can be no assurance that we will be able to meet these conditions and extend this loan pursuant to its terms.

No advance may exceed the least of (i) 65% of the aggregate appraised value of the hotels pledged as collateral, (ii) 65% of the aggregate purchase price of the hotels pledged as collateral, and (iii) the adjusted net operating income for the hotels pledged as collateral divided by 11.5%, and no advances may be made after June 30, 2016.

Pursuant to the SN Term Loan, the Company agreed to make periodic payments into an escrow account account for the property improvement plans required by the franchisors. The SN Term Loan includes the following financial covenants: minimum debt service coverage ratio, minimum consolidated net worth and minimum consolidated liquidity. As of December 31, 2015, the Company was in compliance with these financial covenants.
Note 6 - Promissory Notes Payable
The Company’s promissory notes payable as of December 31, 2015 and December 31, 2014 were as follows (in thousands):

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

NOTES TO CONSOLIDATED/COMBINED FINANCIAL STATEMENTS

	Outstanding Promissory Notes Payable
Note Payable and Use of Proceeds	December 31, 2015	December 31, 2014	Interest Rate	Payment	Maturity
Barceló Promissory Note for acquisition of Barceló Portfolio	$—	$63,074	6.8%	Interest Only	See below
Property Improvement Plan Promissory Note	$—	$1,775	4.5%	Interest Only	March 2019

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

Interest expense related to the Company's promissory notes payable for the year ended December 31, 2015 and the year ended December 31, 2014 were $1.4 million and $3.6 million, respectively.

Note 7 - Accounts Payable and Accrued Expenses
The following is a summary of the components of accounts payable and accrued expenses (in thousands):

	December 31, 2015	December 31, 2014
Trade accounts payable and accrued expenses	$57,472	$7,412
Contingent consideration from Barceló Portfolio (see Note 10)	3,164	2,384
Deferred payment for Barceló Portfolio (see Note 10)	—	3,471
Hotel accrued salaries and related liabilities	6,619	952
Total	$67,255	$14,219
Note 8 - Common Stock
The Company had 36,300,777 shares and 10,163,206 shares of common stock outstanding and had received total proceeds of $902.9 million and $252.9 million as of December 31, 2015 and December 31, 2014, respectively.
On February 3, 2014, the Company's board of directors declared distributions payable to stockholders of record each day during the applicable month at a rate equal to $0.0000465753 per day, equivalent to $1.70 per annum, per share of common stock. The first distribution was paid in May 2014 to holders of record in April 2014. The distributions are payable by the fifth day following each month end to stockholders of record at the close of business each day during the prior month.
To date, the Company has funded all of its distributions with proceeds from the Offering, which has been suspended as of December 31, 2015. Because the Company requires funds in addition to its operating cash flow and cash on hand to meet its capital requirements, beginning with distributions payable with respect to April 2016 the Company will pay distributions to its stockholders in shares of common stock instead of cash. The Company’s distribution policy is subject to revision at the discretion of its board of directors, and may be changed at any time. There can be no assurance that the Company will continue to pay distributions in shares of common stock or be able to pay distributions in cash in the future. The Company’s ability to make future cash distributions will depend on its future cash flows and may be dependent on its ability to obtain additional liquidity, which may not be available on favorable terms, or at all.
Share Repurchase Program

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

NOTES TO CONSOLIDATED/COMBINED FINANCIAL STATEMENTS

The Company has a Share Repurchase Program (“SRP”) that enables stockholders, subject to certain conditions and limitations, to sell their shares to the Company. Under the SRP, stockholders may request that the Company repurchase all or any portion of their shares of common stock, if such repurchase does not impair the Company's capital or operations. Repurchases of shares of the Company's common stock, when requested, are at the Company's sole discretion and generally were made quarterly. The Company funds repurchases from proceeds from the sale of common stock pursuant to the DRIP. On January 28, 2016 the Company announced that the board of directors had unanimously approved an amendment to the SRP. See Note 15 - Subsequent Events.
During the quarter ended December 31, 2015, the board of directors authorized the Company not to accept all of the repurchase requests that were received.
The following table reflects the cumulative number of shares repurchased as of and during the year ended December 31, 2015.

	Number of Shares Repurchased	Weighted Average price per share
Cumulative repurchases as of December 31, 2014	—	—
Three months ended March 31, 2015	—	—
Three months ended June 30, 2015	9,402	$24.67
Three months ended September 30, 2015	30,121	$24.04
Three months ended December 31, 2015(1)	28,264	$23.44
Cumulative repurchases as of December 31, 2015	67,787	$23.87
________________________

(1)
As permitted under the SRP, the board of directors authorized, with respect to redemption requests received during the three months ended December 31, 2015, the repurchase of shares validly submitted for repurchase in an amount equal to 1.0% of the weighted average number of shares of common stock outstanding during the fiscal year ended December 31, 2014, representing less than all the shares validly submitted for repurchase during the three months ended December 31, 2015. Accordingly, repurchases of 28,264 shares for $0.6 million at an average repurchase price per share of $23.44 (including all shares submitted for death or disability) were completed in January 2016, while repurchase requests for 64,454 shares for $1.5 million at an average price per share of $23.48 were not fulfilled. The accrual for repurchase requests that were approved but not completed during the three months ended December 31, 2015 is reflected in the accounts payable and accrued expenses line of the accompanying consolidated balance sheets. There were no other unfulfilled share repurchases for the period from July 25, 2013 (date of inception) to December 31, 2015.

Distribution Reinvestment Plan
Pursuant to the DRIP, to the extent the Company pays distributions in cash, stockholders may elect to reinvest distributions by purchasing shares of common stock in lieu of receiving cash. No dealer manager fees or selling commissions are paid with respect to shares purchased pursuant to the DRIP. Participants purchasing shares pursuant to the DRIP have the same rights and are treated in the same manner as if such shares were issued pursuant to the primary Offering. The board of directors may designate that certain cash or other distributions be excluded from the DRIP. The Company has the right to amend or suspend any aspect of the DRIP or terminate the DRIP with ten days’ notice to participants. Shares issued under the DRIP are recorded to equity in the accompanying balance sheets in the period distributions are paid. There were 828,217 shares issued under the DRIP as of December 31, 2015. There were 63,998 shares issued under the DRIP as of December 31, 2014.
Note 9 - Fair Value Measurements
The Company is required to disclose the fair value of financial instruments which it is practicable to estimate. The fair value of cash and cash equivalents, accounts receivable and accounts payable and accrued expenses approximate their carrying

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

NOTES TO CONSOLIDATED/COMBINED FINANCIAL STATEMENTS

amounts due to the relatively short maturity of these items. The following table shows the carrying values and the fair values of material non-current liabilities that qualify as financial instruments (in thousands):

	December 31, 2015
	Carrying Amount	Fair Value
Mortgage notes payable	$1,357,080	$1,357,519
The fair value of the mortgage notes payable were determined using the discounted cash flow method and applying current market rates and is classified as level 3 under the fair value hierarchy. As described in Note 10 - Commitments and Contingencies, the carrying amount of the contingent consideration related to the Barceló Portfolio acquisition was remeasured to fair value as of December 31, 2015.

Note 10 - Commitments and Contingencies
Litigation
In the ordinary course of business, the Company may become subject to litigation, claims and regulatory matters. There are no material legal or regulatory proceedings pending or known to be contemplated against the Company at the date of this filing.
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
Contingent Consideration
Included as part of the acquisition of the Barceló Portfolio is a contingent consideration payable to BCC based on the operating results of the Baltimore Courtyard, Providence Courtyard and Stratford Homewood Suites. The amount payable is calculated by applying a contractual capitalization rate to the excess earnings before interest, taxes, depreciation and amortization earned in the second year after the acquisition over an agreed upon target. In the second quarter ended June 30, 2015, the Company revised its forecast due to civil unrest in Baltimore, which significantly impacted the results of the Baltimore Courtyard, resulting in a decrease in the contingent consideration payable of $1.9 million. In the third and fourth quarters of 2015, the Company further revised its forecast resulting in an increase in the contingent consideration payable of $2.7 million. The change in the contingent consideration payable is reflected in other income in the consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2015. The contingent consideration payable as of December 31, 2015 is $3.2 million.
Deferred Consideration
Included as part of the acquisition of the Barceló Portfolio was deferred consideration payable to BCC of $3.5 million, which was payable within 10 business days after the date the Company raised $70.0 million in common equity from the Offering after the closing of the Grace Acquisition and payment of all acquisition related expenses which include payments to the Advisor and affiliates. In the second quarter ended June 30, 2015, the Company repaid the deferred consideration payable of $3.5 million.

Note 11 - Related Party Transactions and Arrangements
As of December 31, 2015, American Realty Capital Hospitality Special Limited Partner, LLC (the "Special Limited Partner"), which is wholly owned by AR Capital, owned 8,888 shares of the Company’s outstanding common stock.

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

NOTES TO CONSOLIDATED/COMBINED FINANCIAL STATEMENTS

Additionally, as of December 31, 2015, AR Capital, the parent of the Sponsor, owned 22,222 shares of the Company's outstanding common stock.
The Advisor and its affiliates are entitled to a variety of fees, and may incur and pay costs and fees on behalf of the Company for which they are entitled to reimbursement. The Company had a payable due to affiliates related to operating, acquisition, financing and offering costs of $6.5 million and $7.0 million as of December 31, 2015 and December 31, 2014, respectively.
Fees Paid in Connection with the Offering
The Former Dealer Manager was paid fees and compensation in connection with the sale of the Company's common stock in the Offering prior to its suspension. The Former Dealer Manager was paid a selling commission of up to 7.0% of the per share purchase price of the Company’s Offering proceeds before reallowance of commissions earned by participating broker-dealers. In addition, the Former Dealer Manager was paid up to 3.0% of the gross proceeds from the sale of shares, before reallowance to participating broker-dealers, as a dealer-manager fee. The Former Dealer Manager was entitled to reallow its dealer-manager fee to participating broker-dealers. A participating broker dealer was entitled to elect to receive a fee equal to 7.5% of the gross proceeds from the sale of shares by such participating broker dealer, with 2.5% thereof paid at the time of such sale and 1.0% thereof paid on each anniversary of the closing of such sale up to and including the fifth anniversary of the closing of such sale. If this option was elected, the dealer manager fee has been reduced to 2.5% of gross proceeds.
On December 31, 2015, the Company, the Advisor and the Former Dealer Manager mutually agreed, pursuant to a termination agreement dated December 31, 2015, to terminate the Exclusive Dealer Manager Agreement dated January 7, 2014 among the Company, the Advisor and the Former Dealer Manager.

No dealer manager fees or selling commissions are paid with respect to shares purchased pursuant to the DRIP.
The table below shows the commissions and fees incurred from and payable to the Former Dealer Manager for the Offering during the year ended December 31, 2015 and 2014, and the associated payable as of December 31, 2015 and December 31, 2014, which is recorded in due to affiliates on the Company's consolidated balance sheets (in thousands):

	Year Ended		Payable as of
	2015	2014	December 31, 2015	December 31, 2014
Total commissions and fees incurred from the Former Dealer Manager	$61,079	$24,099	$1	$153
The Advisor and its affiliates were paid compensation and/or received reimbursement for services relating to the Offering, including transfer agency services provided by American National Stock Transfer, LLC ("ANST"), an affiliate of the Former Dealer Manager. The Company is responsible for the Offering and related costs (excluding selling commissions and dealer manager fees) up to a maximum of 2.0% of gross proceeds received from the Offering, measured at the end of the Offering. Offering costs in excess of the 2.0% cap as of the end of the Offering are the Advisor’s responsibility. As of December 31, 2015, Offering and related costs (excluding selling commissions and dealer manager fees) exceeded 2.0% of gross proceeds received from the Offering by $5.9 million.
Offering costs incurred by the Advisor or its affiliated entities on behalf of the Company have generally been recorded as a reduction to additional paid-in-capital on the accompanying consolidated balance sheets. The table below shows compensation and reimbursements incurred and payable to the Advisor and its affiliates for services relating to the Offering during the year ended December 31, 2015 and the year ended December 31, 2014, and the associated amounts payable as of December 31, 2015 and December 31, 2014, which is recorded in due to affiliates on the Company’s consolidated balance sheets (in thousands).

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

NOTES TO CONSOLIDATED/COMBINED FINANCIAL STATEMENTS

	Year Ended		Payable as of
	2015	2014	December 31, 2015	December 31, 2014
Total compensation and reimbursement for services provided by the Advisor and its affiliates related to the Offering (1)	$15,007	$3,915	$787	$1,885
_______________________________________
(1) Included in the table above for the year ended December 31, 2015, were certain reimbursements incurred and payable to the Advisor and its affiliates for services of approximately $0.8 that were reflected in general and administrative expenses on the accompanying consolidated/combined statements of operations and comprehensive income (loss).
AR Capital is a party to a services agreement with RCS Advisory Services, LLC ("RCS Advisory"), an affiliate of the Former Dealer Manager, pursuant to which RCS Advisory and its affiliates provided the Company and certain other companies sponsored by AR Global with services (including, without limitation, transaction management, compliance, due diligence, event coordination and marketing services, among others) on a time and expenses incurred basis or at a flat rate based on services performed. AR Capital instructed RCS Advisory to stop providing such services in November 2015 and no services have since been provided by RCS Advisory.
The Company is also party to a transfer agency agreement with ANST, pursuant to which ANST provided the Company with transfer agency services (including broker and stockholder servicing, transaction processing, year-end IRS reporting and other services), and supervisory services overseeing the transfer agency services performed by a third-party transfer agent. AR Global received written notice from ANST on February 10, 2016 that it would wind down operations by the end of the month and would withdraw as the transfer agent effective February 29, 2016. On February 26, 2016, the Company entered into a definitive agreement with DST Systems, Inc., its previous provider of sub-transfer agency services, to provide the Company directly with transfer agency services (including broker and stockholder servicing, transaction processing, year-end IRS reporting and other services). Following the suspension of the IPO, fees payable with respect to transfer agency services are included in general and administrative expenses on the consolidated statements of operations and comprehensive loss during the period the service was provided.
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

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

NOTES TO CONSOLIDATED/COMBINED FINANCIAL STATEMENTS

The Advisor receives a fee for asset management services it provides to the Company. For asset management services provided by the Advisor prior to October 1, 2015, the fee was paid quarterly in the form of performance-based restricted, forfeitable partnership units of the OP (designated as “Class B Units”).

On November 11, 2015, the Company, the OP and the Advisor agreed to an amendment to the asset management fee. Effective October 1, 2015, the Company became required to pay asset management fees in cash (subject to certain coverage limitations during the pendency of the Offering), or shares of the Company's common stock, or a combination of both, at the Advisor’s election, and the asset management fee is paid on a monthly basis. The monthly fees are equal to:

•	The cost of the Company’s assets, (until the Company establishes Estimated Per-Share NAV, then the lower of the cost of the Company's assets and the fair value of the Company's assets), multiplied by

•	0.0625%.

For asset management services provided by the Advisor prior to October 1, 2015, the Company issued Class B Units on a quarterly basis in an amount equal to:

•	The cost of the Company’s assets multiplied by

•	0.1875%, divided by

•
The value of one share of common stock as of the last day of such calendar quarter, which was equal to $22.50 (the Offering price prior to its suspension minus selling commissions and dealer manager fees).

In March of 2016, the Company amended its agreement with the Advisor to give the Company the right, for a period commencing on June 1, 2016 and ending on June 1, 2017, subject to certain conditions, to pay up to $500,000 per month of asset management fees payable to the Advisor under the Company’s agreement with the Advisor in shares of common stock. (See Note 15 - Subsequent Events).
The Advisor is entitled to receive distributions on the vested and unvested Class B Units it has received in connection with its asset management subordinated participation at the same rate as distributions received on the Company’s common stock. Such distributions are in addition to the incentive fees and other distributions the Advisor and its affiliates may receive from the Company and the OP, including without limitation, the annual subordinated performance fee and the subordinated participation in net sales proceeds, the subordinated incentive listing distribution or the subordinated distribution upon termination of the advisory agreement, each as described below.
The restricted Class B Units do not become unrestricted Class B Units until certain performance conditions are satisfied, including until the adjusted market value of the OP’s assets plus applicable distributions equals or exceeds the aggregate capital contributed by investors plus an amount equal to a 6.0% cumulative, pre-tax, non-compounded annual return to investors, and the occurrence of a sale of all or substantially all of the OP’s assets, a listing of the Company’s common stock, or a termination of the advisory agreement without cause. A total of 524,956 Class B Units have been issued as of December 31, 2015 for asset management services performed by the Advisor.
The issuance of Class B Units did not result in any expense on the Company’s consolidated statements of operations, except for distributions paid on the Class B Units. The Class B Units distribution expense was $0.4 million and less than $0.1 million for the years ended December 31, 2015, and December 31, 2014, respectively. As of December 31, 2015 the Company had a payable of $0.1 million related to Class B Units distributions.
The table below presents the asset management fees, acquisition and financing coordination fees charged by the Advisor in connection with the operations of the Company for the years ended December 31, 2015 and 2014, and the associated payable as of December 31, 2015 and December 31, 2014, which is recorded in due to affiliates on the Company's consolidated balance sheets (in thousands):

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

NOTES TO CONSOLIDATED/COMBINED FINANCIAL STATEMENTS

	Year Ended		Payable as of
	2015	2014	December 31, 2015	December 31, 2014
Asset management fees	$4,097	$—	$1,190	$—
Acquisition fees	$31,068	$1,598	$—	$—
Acquisition cost reimbursements	$2,066	$—	$—	$—
Financing coordination fees	$16,994	$815	$—	$—
	$54,225	$2,413	$1,190	$—
In order to increase operating cash flows and the ability to pay distributions from operating cash flows, the Advisor may elect to waive certain fees. Because the Advisor may waive certain fees, cash flow from operations that would have been paid to the Advisor may be available to pay distributions to stockholders. The fees that may be forgiven are not deferrals and accordingly, will not be paid to the Advisor. In certain instances, to improve the Company’s working capital, the Advisor may elect to absorb a portion of the Company’s general and administrative costs. No expenses were absorbed by the Advisor during the year ended December 31, 2015 and the year ended December 31, 2014, respectively.
The Company reimburses the Advisor’s costs for providing administrative services, subject to the limitation that the Company will not reimburse the Advisor for any amount by which the Company’s operating expenses at the end of the four preceding fiscal quarters exceeds the greater of (a) 2.0% of average invested assets and (b) 25.0% of net income other than any additions to reserves for depreciation, bad debt, impairment or other similar non-cash reserves and excluding any gain from the sale of assets for that period, unless the Company’s independent directors determine that such excess was justified based on unusual and nonrecurring factors which they deem sufficient, in which case the excess amount may be reimbursed to the
Advisor in subsequent periods. Additionally, the Company reimburses the Advisor for personnel costs in connection with other services; however, the Company will not reimburse the Advisor for personnel costs, including executive salaries, in connection with services for which the Advisor receives acquisition fees, acquisition expenses or real estate commissions. These expense reimbursements are included in the amount reported under total compensation and reimbursement for services provided by the Advisor and its affiliates related to the Offering described above under “Fees Paid in Connection with the Offering.”
The Advisor at its election may also contribute capital to enhance the Company’s cash position for working capital and distribution purposes. Any contributed capital amounts are not reimbursable to the Advisor. Further, any capital contributions are made without any corresponding issuance of common or preferred shares. There were no contributions to capital from the Advisor for the years ended December 31, 2015 and December 31, 2014, respectively.
Fees Paid to the Property Manager and Crestline

The Company pays a property management fee of up to 4.0% of the monthly gross receipts from the Company's properties to the Property Manager. The Property Manager, in turn, pays a portion of the property management fees to Crestline or a third-party sub-property manager, as applicable. The Company also reimburses Crestline or a third-party sub-property manager, as applicable, for property level expenses, as well as fees and expenses of such sub-property manager. The Company does not, however, reimburse Crestline or any third-party sub-property manager for general overhead costs or for the wages and salaries and other employee-related expenses of employees of such sub-property managers, other than employees or subcontractors who are engaged in the on-site operation, management, maintenance or access control of the Company’s properties, and, in certain circumstances, who are engaged in off-site activities.

The Company also will pay its Property Manager (which payment has been assigned to Crestline) an annual incentive fee equal to 15% of the amount by which the operating profit from the properties sub-managed by Crestline for such fiscal year (or partial fiscal year) exceeds 8.5% of the total investment of such properties. The Company may, in the future, pay similar fees its Property Manager (which payment may be assigned to third-party sub-property managers) with respect to properties sub-managed by third-party sub-property managers. Incentive fees incurred by the Company were approximately $0.1 million and $0.1 million for the years ended December 31, 2015 and December 31, 2014, respectively.

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

NOTES TO CONSOLIDATED/COMBINED FINANCIAL STATEMENTS

For these purposes, “total investment” means the sum of (i) the price paid to acquire the property, including closing costs, conversion costs, and transaction costs; (ii) additional invested capital; and (iii) any other costs paid in connection with the acquisition of the property, whether incurred pre- or post-acquisition.
The table below shows the management fees and reimbursable expenses incurred by the Company from Crestline or the Property Manager (and not payable to a third party sub-property manager) during the year ended December 31, 2015 and the year ended December 31, 2014, respectively, and the associated payable as of December 31, 2015 and December 31, 2014 (in thousands):

	Year Ended		Payable as of
	2015	2014	December 31, 2015	December 31, 2014
Total management fees and reimbursable expenses incurred from Crestline	$9,898	$2,579	$1,106	$228
Total management fees incurred from Property Manager	$6,816	$262	$3,553	$20
Total	$16,714	$2,841	$4,659	$248

The Company paid Crestline interest on the Property Improvement Plan Promissory Note of $1.8 million (see Note 6 - Promissory Notes Payable). In the second quarter ended June 30, 2015, the Company repaid in full the Property Improvement Plan Promissory Note. The table below shows the interest expense incurred by the Company during the year ended December 31, 2015 and the year ended December 31, 2014, respectively, and the associated payable as of December 31, 2015 and December 31, 2014, which is recorded in due to affiliates on the consolidated balances sheets (in thousands):

	Year Ended		Payable as of
	2015	2014	December 31, 2015	December 31, 2014
Interest related to the Property Improvement Plan Promissory Note	$21	$63	$—	$20

Fees Paid to Other Affiliates of the Advisor Not Related to Offering
The Company entered into an agreement with the Former Dealer Manager to provide strategic advisory services and investment banking services required in the ordinary course of the Company's business, such as performing financial analysis, evaluating publicly traded comparable companies and assisting in developing a portfolio composition strategy, a capitalization structure to optimize future liquidity options and structuring operations. The Company recorded the payment of the costs associated with this agreement of $0.9 million in prepaid expenses and other assets on the Company's consolidated balance sheets and has fully amortized the costs as of December 31, 2015.
Additionally, the Company entered into a $0.8 million agreement with RCS Advisory to provide transaction management services in connection with the Grace Acquisition, the full amount of which was accrued for at December 31, 2014, and was paid in full as of December 31, 2015.
The Company entered into an agreement with the Former Dealer Manager to provide strategic financial advice and assistance in connection with the Grace Acquisition, such as performing financial advisory and analysis services, due diligence and negotiation of the financial aspects of the acquisition. The Company was charged 0.25% of the total transaction value for these services and accrued $4.5 million as of December 31, 2014, which was paid in full as of December 31, 2015.

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

NOTES TO CONSOLIDATED/COMBINED FINANCIAL STATEMENTS

The table below presents related party fees and reimbursements charged by the Former Dealer Manager and RCS Advisory in connection with the operations of the Company for the year ended December 31, 2015 and the year ended December 31, 2014, respectively, and the associated payable as of December 31, 2015 and December 31, 2014 (in thousands):

	Year Ended December 31,		Payable as of
	2015	2014	December 31, 2015	December 31, 2014
Transaction fees and expenses	$—	$5,270	$—	$4,645
Advisory and investment banking fee	$460	$460	$—	$—
Total related party fees and reimbursements	$460	$5,730	$—	$4,645
Fees Paid in Connection with the Liquidation or Listing
The Company is required to pay the Advisor an annual subordinated performance fee calculated on the basis of the Company’s total return to stockholders, payable monthly in arrears, such that for any year in which the Company’s total return on stockholders’ capital exceeds 6.0% per annum, the Advisor is entitled to 15.0% of the excess total return but not to exceed 10.0% of the aggregate total return for such year. This fee will be payable only upon the sale of assets, other disposition or refinancing of such assets, which results in the return on stockholders’ capital exceeding 6.0% per annum. No subordinated performance fees were incurred during the years ended December 31, 2015 and December 31, 2014, respectively.
The Company may pay a brokerage commission to the Advisor on the sale of property, not to exceed the lesser of 2.0% of the contract sale price of the property and 50.0% of the total brokerage commission paid if a third-party broker is also involved; provided, however, that in no event may the real estate commissions paid to the Advisor, its affiliates and unaffiliated third parties exceed the lesser of 6.0% of the contract sales price and a reasonable, customary and competitive real estate commission, in each case, payable to the Advisor if the Advisor or its affiliates, as determined by a majority of the independent directors, provided a substantial amount of services in connection with the sale. No such fees were incurred during the years ended December 31, 2015 and December 31, 2014, respectively.
The Special Limited Partner is entitled to receive a subordinated participation in the net sales proceeds of the sale of real estate assets of 15.0% of the remaining net sale proceeds after return of capital contributions to investors plus payment to investors of a 6.0% cumulative, pre-tax, non-compounded annual return on the capital contributed by investors. The Special Limited Partner will not be entitled to the subordinated participation in net sale proceeds unless the Company’s investors have received a 6.0% cumulative non-compounded return on their capital contributions plus the return of their capital. No such participation became due and payable during the years ended December 31, 2015 and December 31, 2014, respectively.
If the common stock of the Company is listed on a national exchange, the Special Limited Partner is entitled to receive a subordinated incentive listing distribution of 15.0% of the amount by which the Company’s market value plus distributions exceeds the aggregate capital contributed by investors plus an amount equal to a 6.0% cumulative, pre-tax, non-compounded annual return on their capital contributions. The Special Limited Partner will not be entitled to the subordinated incentive listing distribution unless investors have received a 6.0% cumulative, pre-tax non-compounded annual return on their capital contributions. No such distributions were incurred during the years ended December 31, 2015 and December 31, 2014, respectively. Neither the Special Limited Partner nor any of its affiliates can earn both the subordinated participation in the net sale proceeds and the subordinated incentive listing distribution.
Upon termination or non-renewal of the advisory agreement with the Advisor, with or without cause, the Special Limited Partner, through its controlling interest in the Advisor, is entitled to receive distributions from the OP equal to 15.0% of the amount by which the sum of the Company’s market value plus distributions exceeds the sum of the aggregate capital contributed by investors plus an amount equal to a 6.0% cumulative, pre-tax, non-compounded annual return to investors. The Special Limited Partner may elect to defer its right to receive a subordinated distribution upon termination until either a listing on a national securities exchange or other liquidity event occurs. No such distributions were incurred during the years ended December 31, 2015 and December 31, 2014, respectively.

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

NOTES TO CONSOLIDATED/COMBINED FINANCIAL STATEMENTS

Note 12 - Economic Dependency
Under various agreements, the Company has engaged or will engage the Advisor and its affiliates to provide certain services that are essential to the Company, including asset management services, supervision of the management, asset acquisition and disposition decisions, the sale of shares of common stock available for issue, as well as other administrative responsibilities for the Company including accounting services and investor relations.
As a result of these relationships, the Company is dependent upon the Advisor and its affiliates. In the event that these companies are unable to provide the Company with the respective services, the Company will be required to find alternative providers of these services.
Note 13 - Income Taxes
We elected and qualified to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code commencing with our tax year ended December 31, 2014. In order to continue to qualify as a REIT, we must annually distribute to our stockholders 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding net capital gain, and must comply with various other organizational and operational requirements. Distributions to stockholders for the tax year ended December 31, 2015 were all deemed to be return of capital.
The components of income tax expense for the year ended December 31, 2015 are presented in the following table, in thousands. There was no income tax expense for the year ended December 31, 2014.

	Year Ended December 31,
	2015	2014
Current:
Federal	$2,664	$633
State	548	91
	3,212	724
Deferred:
Federal	(98)	(116)
State	(9)	(17)
	(107)	(133)
Income tax expense	$3,105	$591
A reconciliation of the statutory federal income tax benefit of the Company's income tax expense is presented in the following table, in thousands. There was no income tax expense for the year ended December 31, 2014.

	Year Ended December 31,
	2015	2014
Statutory federal income tax benefit	$(31,121)	$(4,845)
Effect of non-taxable REIT loss	33,720	5,361
State income tax expense, net of federal tax benefit	506	73
Other	—	2
Income tax expense	$3,105	$591
The tax effect of each type of temporary difference and carryforward, that gives rise to the deferred tax assets and liabilities as of December 31, 2015 are presented in the following table, in thousands. There were no temporary differences or carryforwards for the year ended December 31, 2014.

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

NOTES TO CONSOLIDATED/COMBINED FINANCIAL STATEMENTS

	Year Ended December 31,
	2015	2014
Deferred tax asset:
Employee-related compensation	$—	$152
Other	86	11
Net operating losses	186	$—
	$272	$163
Deferred tax liability:
Investments in unconsolidated joint ventures	$(32)	$(30)
Total deferred tax liability	(32)	(30)
Net deferred tax asset	$240	$133
As of December 31, 2015, the Company had a net deferred tax asset of $0.2 million. The Company believes that it is more likely than not that the TRS will generate sufficient taxable income to realize in full this deferred tax asset. Accordingly, no valuation allowance has been recorded as of December 31, 2015.
As of December 31, 2015, the tax years that remain subject to examination by major tax jurisdictions include 2013 and 2014.
Note 14 – Quarterly Results (Unaudited)
Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2015 and 2014:

	Quarters Ended
(In thousands, except for share amounts)	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Total revenues	$54,826	$133,490	$132,852	125,016
Net income (loss) attributable to stockholders	$(39,976)	$438	$(5,082)	$(50,206)
Basic weighted average shares outstanding	13,011,673	16,990,324	25,076,350	30,727,381
Diluted weighted average shares outstanding	13,011,673	17,024,900	25,076,350	30,727,381
Basic net income (loss) per share	$(3.07)	$0.03	$(0.20)	$(1.63)
Diluted net income (loss) per share	$(3.07)	$0.03	$(0.20)	$(1.63)

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

NOTES TO CONSOLIDATED/COMBINED FINANCIAL STATEMENTS

	Quarters Ended
	Predecessor	Successor
(In thousands, except for share amounts)	For the period from January 1 to March 20, 2014	For the period from March 21 to March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Total revenues	$8,245	$1,320	$11,460	$11,387	$10,704
Net income (loss) attributable to stockholders	$(605)	$(5,282)	$(82)	$(3,549)	$(5,928)
Basic and diluted weighted average common shares outstanding	NA	68,622	398,796	2,792,350	7,959,303
Basic and diluted net loss per share attributable to stockholders	NA	$(76.97)	$(0.21)	$(1.27)	$(0.74)
___________________________________________________
NA - not applicable

Note 15 - Subsequent Events
The Company has evaluated subsequent events through the filing of this Annual Report on Form 10-K, and determined that there have not been any events that have occurred that would require adjustments to disclosures in the accompanying consolidated financial statements except for the following transactions:
Sales of Common Stock
Subsequent to the year ended December 31, 2015, and through March 1, 2016, the Company raised additional gross proceeds, from shares issued under the DRIP, of $22.4 million, and issued common stock, including unvested restricted shares and shares issued under the DRIP, of 0.6 million.
Distributions Paid
On January 4, 2016, the Company paid distributions of $5.2 million to stockholders of record during the month of December 2015. Approximately $2.8 million of such distributions were paid in cash, while $2.5 million was reinvested to purchase 103,071 shares under the DRIP. On February 1, 2016, the Company paid distributions of $5.2 million to stockholders of record during the month of January 2016. Approximately $2.9 million of such distributions were paid in cash, while $2.4 million was reinvested to purchase 100,754 shares under the DRIP. On March 1, 2016, the Company paid distributions of $4.9 million to stockholders of record during the month of February 2016. Approximately $2.7 million of such distributions were paid in cash, while $2.2 million was reinvested to purchase 94,009 shares under the DRIP.
Status of the Offering
On January 4, 2016, the Company filed a registration statement on Form S-3 with respect to up to additional 3,656,000 shares of its common stock, $0.01 par value per share, that may be issued under the DRIP.
On January 6, 2016, the Company's Board approved the extension of its primary initial public offering to January 7, 2017, although it is not likely that the Company will resume its primary initial public offering.
Noble Acquisitions:
On June 15, 2015, the Company entered into agreements with affiliates with the Noble Sellers, as amended from time to time thereafter, to purchase fee simple interests in a portfolio of 13 hotels in four separate closings for a total purchase price of $300.0 million.
On November 2, 2015, the Company completed the First Noble Closing, and on December 2, 2015, the Company completed the Second Noble Closing.
On January 25, 2016, the Company and the Noble Sellers agreed to terminate each of the nine remaining hotels purchase agreements. As a result of this termination, the Company forfeited $22.0 million in non-refundable earnest money deposits.

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

NOTES TO CONSOLIDATED/COMBINED FINANCIAL STATEMENTS

Summit Acquisitions
On June 2, 2015, the Company entered into agreements with the Summit Sellers, as amended from time to time thereafter, to purchase fee simple interests in a portfolio of 26 hotels in three separate closings for a purchase price of approximately $347.4 million, subject to closing prorations and other adjustments. On October 15, 2015, the Company completed the First Summit Closing.

On February 11, 2016, the Company completed the Third Summit Closing from the Summit Sellers for an aggregate purchase price of $108.3 million, which (together with certain closing costs) was funded with $18.5 million previously paid as an earnest money deposit, $20.0 million in proceeds from a loan from the Summit Sellers (the "Summit Loan"), and $70.4 million from an advance under the SN Term Loan.
Also on February 11, 2016, the Company entered into an agreement with the Summit Sellers to reinstate, with certain changes, the purchase agreement (the "Reinstatement Agreement") related to the hotels in the Second Summit Closing, pursuant to which the Company had been scheduled to acquire from the Summit Sellers ten hotels for an aggregate purchase price of $89.1 million. As discussed in Note 3 above, the Company and the Summit Sellers had previously agreed to terminate the agreement on December 29, 2015.
Pursuant to the Reinstatement Agreement, the Second Summit Closing is scheduled to occur on December 30, 2016 and $7.5 million (the “New Deposit”) borrowed by the Company from the Summit Sellers was used as a new earnest money deposit.
Under the Reinstatement Agreement, the Summit Sellers have the right to market and ultimately sell any or all of the hotels in the Second Summit Closing to a bona fide third party purchaser without the consent of the Company at any time prior to the Company completing its acquisition of the Second Summit Closing. If any hotel is sold in this manner, the Reinstatement Agreement will terminate with respect to such hotel and the purchase price will be reduced by the amount allocated to such hotel. If all (but not less than all) of the hotels in the Second Summit Closing are sold in this manner, or if the Reinstatement Agreement is terminated with respect to all (but not less than all) of the hotels in the Second Summit Closing under certain other circumstances (including if there are title issues or material casualties or condemnations involving a particular hotel), then the New Deposit will be automatically applied towards any then outstanding principal balance of the Summit Loan, and any remaining balance of the New Deposit will be remitted to the Company.
Summit Loan
On February 11, 2016, the Summit Sellers loaned the Company $27.5 million (the "Summit Loan"), pursuant to a loan agreement (the “Seller Loan Agreement”). Proceeds from the Summit Loan totaling $20.0 million were used to pay a portion of the purchase price of the Third Summit Closing and proceeds from the Summit Loan totaling $7.5 million were used as a new purchase price deposit on the Second Summit Closing.
The Summit Loan initially bears interest at a rate of 13.0% per annum, of which 9.0% is paid in cash monthly and an additional 4% (the “Added Rate”) will accrue and be compounded monthly and added to the outstanding principal balance at maturity unless otherwise paid in cash by the Company. The Summit Loan has an initial maturity date of February 11, 2017, and the Seller Loan Agreement provides for two one-year extensions at the Company’s option, subject to the payment in cash of the interest accrued at the Added Rate. Upon each extension, the Added Rate will be increased by 1%. The Company must pay principal in the amount of $1.0 million on the last day of May, June, July, August and September 2016. The Company’s obligation to make this $5.0 million in principal amortization payments is secured by a collateral interest in certain cash flows, to the extent received by the Company, related to certain other hotel assets owned by the Company. The Company may pre-pay the Summit Loan in whole or in part without penalty at any time.
The Company also made certain other agreements with respect to future sales and purchases of hotels under the Summit Loan.
SN Term Loan Amendment
On February 11, 2016, the SN Term Loan was amended, pursuant to which the lenders' total commitment was reduced from $450.0 million to $293.4 million.
Amendment to Share Repurchase Program

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

NOTES TO CONSOLIDATED/COMBINED FINANCIAL STATEMENTS

On January 28, 2016, the Company announced that the board of directors of the Company had unanimously approved an amendment and restatement of the SRP which became effective on February 28, 2016. Under the SRP as amended and restated, subject to certain conditions, stockholders that purchased shares of common stock of the Company or received their shares from the Company (directly or indirectly) through one or more non-cash transactions and have held their shares for a period of at least one year may request that the Company repurchase their shares of common stock so long as the repurchase otherwise complies with the provisions of Maryland law. Repurchase requests made following the death or qualifying disability of a stockholder will not be subject to any minimum holding period.

The repurchase price per share for requests other than for death or disability will be equal to (a) until the date (the “NAV Pricing Date”) the Company publishes estimated net asset value per share of common stock calculated by the Company’s advisor in accordance with the Company’s valuation guidelines (the “Estimated Per-Share NAV”), an amount equal to (i) the lower of $23.13 and 92.5% of the price paid to acquire the shares from the Company, if the person seeking repurchase has held his or her shares for a period greater than one year and less than two years; (ii) the lower of $23.75 and 95.0% of the price paid to acquire the shares from the Company, if the person seeking repurchase has held his or her shares for a period greater than two years and less than three years; (iii) the lower of $24.38 and 97.5% of the price paid to acquire the shares of the Company, if the person seeking repurchase has held his or her shares for a period greater than three years and less than four years; and (iv) the lower of $25.00 and 100% of the price paid to acquire the shares from the Company, if the person seeking repurchase has held his or her shares for a period greater than four years; and (b) on and following the NAV Pricing Date, the Estimated Per-Share NAV, in each case multiplied by a percentage equal to (i) 92.5%, if the person seeking repurchase has held his or her shares for a period greater than one year and less than two years; (ii) 95%, if the person seeking repurchase has held his or her shares for a period greater than two years and less than three years; (iii) 97.5%, if the person seeking repurchase has held his or her shares for a period greater than three years and less than four years; or (iv) 100%, if the person seeking repurchase has held his or her shares for a period greater than four years. In the case of requests for death or disability, the repurchase price per share will be equal to (a) until the NAV Pricing Date, the price paid to acquire the shares from the Company, or (b) on and following the NAV Pricing Date, the Estimated Per-Share NAV at the time of repurchase.
Repurchases pursuant to the SRP, when requested, generally will be made semiannually (each six-month period ending June 30 or December 31, a “fiscal semester”). Repurchases for any fiscal semester will be limited to a maximum of 2.5% of the weighted average number of shares of common stock outstanding during the previous fiscal year, with a maximum for any fiscal year of 5.0% of the weighted average number of shares of common stock outstanding during the previous fiscal year. Repurchases pursuant to the SRP for any given fiscal semester will be funded from proceeds received during that same fiscal semester through the issuance of common stock pursuant to the DRIP time unless the board of directors, in its sole discretion, makes available other funds for this purpose. As described further below, beginning with distributions payable with respect to April 2016 the Company will pay distributions to its stockholders in shares of common stock instead of cash. Shares are only issued pursuant to the DRIP in connection with distributions paid in cash. The Company also does not expect the board of directors will make other funds available for these purposes until the Company is able to obtain additional liquidity on favorable terms. Accordingly, the Company does not currently expect to make any repurchases under the SRP during 2016.
RCS Capital Corporation Bankruptcy
RCS Capital Corporation, the parent company of the Former Dealer Manager, and certain of its affiliates that provided us with services, filed for Chapter 11 bankruptcy protection in January 2016, prior to which it was also under common control with AR Global, the parent of the Company's sponsor.
American National Stock Transfer, LLC Termination
On February 10, 2016, AR Global received written notice from ANST, the Company's transfer agent and an affiliate of the Company's Former Dealer Manager, that it would wind down operations by the end of the month. ANST withdrew as the transfer agent effective February 29, 2016. On February 26, 2016, the Company entered into a definitive agreement with DST Systems, Inc., its previous provider of sub-transfer agency services, to provide the Company directly with transfer agency services (including broker and stockholder servicing, transaction processing, year-end IRS reporting and other services).
Change in Distributions Policy
Because the Company requires funds in addition to its operating cash flow and cash on hand to meet its capital requirements, in March 2016, the Company’s board of directors changed the distribution policy such that, beginning with

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

NOTES TO CONSOLIDATED/COMBINED FINANCIAL STATEMENTS

distributions payable with respect to April 2016 the Company will pay distributions to its stockholders in shares of common stock instead of cash. Accordingly, the Company will pay a cash distribution to stockholders of record each day during March 2016 on April 5, 2016, but future distributions will be on a monthly basis to stockholders of record each day during the prior month, commencing with April 2016, in an amount equivalent to $1.70 per annum, divided by $23.75 until the Company establishes Estimated Per-Share NAV and Estimated Per-Share NAV thereafter. The distributions will be made by the fifth day following each month end to stockholders of record at the close of business each day during the prior month.
There can be no assurance that the Company will be able to pay distributions in cash in the future. The Company’s ability to make future cash distributions will depend on its future cash flows and may be dependent on its ability to obtain additional liquidity, which may not be available on favorable terms, or at all.
Amendment to the Advisory Agreement
In March of 2016, the Company amended (the “Amendment”) its agreement with the Advisor (as amended, the “Advisory Agreement”) to provide the Company with the right to pay up to $500,000 per month of asset management fees payable to the Advisor under the Advisory Agreement in shares of the Company’s common stock for the period of time beginning on June 1, 2016 and ending on June 1, 2017, commencing on the date (the “Trigger”) that the elimination of the Company’s payment of cash distributions is insufficient to provide adequate liquidity levels consistent with assumptions mutually agreed to in good faith by the Company's independent directors and the Advisor from time to time (the “Relief Period”), subject to termination on the earlier of: (a) the date on which the Company has completed a public or private offering, which provides net proceeds in excess of $500,000 multiplied by the remaining months prior to June 1, 2017, after repayment or redemption of any indebtedness or preferred stock which is repayable or redeemable out of the proceeds of such offering; (b) the date on which the Company has completed an asset sale or borrowing, which provides net proceeds in excess of $50.0 million, after repayment or redemption of any indebtedness or preferred stock which is repayable or redeemable out of the proceeds of such transaction; (c) the date that the Company’s board of directors declares a distribution all or a portion of which is payable in cash; (d) a change of control (as defined in the Amendment), any restructuring of the Company’s debt or preferred stock that results in net proceeds in excess of $500,000 multiplied by the remaining months prior to June 1, 2017, after repayment or redemption of any indebtedness or preferred stock which is repayable or redeemable out of the proceeds of such transaction or such transaction results in the reduction in other cash usage by the Company during the Relief Period in excess of $500,000 multiplied by the remaining months prior to June 1, 2017, or a sale, exchange, transfer or other disposition of substantially all of the Company’s assets; (e) termination of the Advisory Agreement; or (f) the date on which the amendment to the Company’s charter, as described below, is not approved by its stockholders. If an event described in items (d) or (e) above occurs, the Company has agreed to redeem any shares of common stock issued to the Advisor as payment of asset management fees as described above for cash at the original issuance price. Pursuant to the Amendment, the Company also agreed to certain registration rights for the benefit of the Advisor with respect to the resale of the shares of common stock issued to the Advisor as payment of asset management fees as described above.
Prior to the Amendment and for asset management services for periods after September 30, 2015, the Company paid asset management fees in cash or shares of common stock, or a combination of both, at the Advisor’s election.
Pursuant to the Amendment, the Company also agreed, subject to approval of its stockholders of an amendment to the Company’s charter which the Company has agreed to present to its stockholders at the 2016 annual meeting, to extend the term of the Advisory Agreement to June 1, 2017 and that the notice period for terminating the Advisory Agreement will be ninety (90) days’ notice instead of sixty (60) days’ notice if the Trigger occurs prior to an expiration of the term.

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

Real Estate and Accumulated Depreciation
Schedule III
December 31, 2015
(dollar amounts in thousands)

				Initial Cost		Subsequent Costs Capitalized		Gross Amount at December 31, 2015 (1)
Property	U.S. State or Country	Acquisition Date	Debt at December 31, 2015	Land	Building and Improvements	Land	Building and Improvements	Land	Building and Improvements	Total	Accumulated Depreciation (2)
Courtyard Baltimore Downtown Inner Harbor	MD	2014	(24,980)	4,961	34,343	—	—	4,961	34,343	39,304	(1,550)
Courtyard Providence Downtown	RI	2014	(20,520)	4,724	29,388	—	1,123	4,724	30,511	35,235	(1,388)
Georgia Tech Hotel and Conference Center	GA	2014	—	—	—	—	—	—	—	—	—
Homewood Suites Stratford	CT	2014	(12,500)	2,377	13,875	—	1,402	2,377	15,277	17,654	(755)
Westin Virginia Beach Town Center	VA	2014	—	—	—	—	—	—	—	—	—
Hilton Garden Inn Blacksburg	VA	2014/2015	(10,500)	—	14,107	—	—	—	14,107	14,107	(226)
Courtyard Lexington South Hamburg Place	KY	2015	(13,512)	2,766	10,242	—	4	2,766	10,246	13,012	(233)
Courtyard Louisville Downtown	KY	2015	(26,581)	3,727	33,543	—	—	3,727	33,544	37,271	(702)
Embassy Suites Orlando International Drive Jamaican Court	FL	2015	(19,499)	2,356	23,646	—	1,206	2,356	24,851	27,207	(572)
Fairfield Inn & Suites Atlanta Vinings	GA	2015	(8,324)	1,394	8,968	—	163	1,394	9,131	10,525	(256)
Homewood Suites Chicago Downtown	IL	2015	(61,814)	15,314	73,248	—	4,882	15,314	78,130	93,444	(1,746)
Hyatt Place Albuquerque Uptown	NM	2015	(14,818)	987	16,386	—	1,393	987	17,778	18,765	(364)
Hyatt Place Baltimore Washington Airport	MD	2015	(9,536)	3,129	9,068	—	1,109	3,128	10,177	13,305	(249)
Hyatt Place Baton Rouge I 10	LA	2015	(10,692)	1,888	8,897	—	779	1,888	9,676	11,564	(208)
Hyatt Place Birmingham Hoover	AL	2015	(8,956)	956	9,689	—	185	956	9,873	10,829	(235)
Hyatt Place Cincinnati Blue Ash	OH	2015	(6,775)	652	7,951	—	1,207	652	9,159	9,811	(208)
Hyatt Place Columbus Worthington	OH	2015	(8,612)	1,063	11,319	—	179	1,063	11,498	12,561	(259)
Hyatt Place Indianapolis Keystone	IN	2015	(11,266)	1,918	13,935	—	892	1,918	14,827	16,745	(316)
Hyatt Place Memphis Wolfchase Galleria	TN	2015	(10,279)	971	14,505	—	185	971	14,691	15,662	(321)
Hyatt Place Miami Airport West Doral	FL	2015	(17,369)	2,634	17,897	—	181	2,634	18,078	20,712	(397)
Hyatt Place Nashville Franklin Cool Springs	TN	2015	(14,487)	2,201	15,003	—	185	2,201	15,188	17,389	(341)
Hyatt Place Richmond Innsbrook	VA	2015	(7,420)	1,584	8,013	—	867	1,584	8,880	10,464	(237)

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

Real Estate and Accumulated Depreciation
Schedule III
December 31, 2015
(dollar amounts in thousands)

Hyatt Place Tampa Airport Westshore	FL	2015	(16,469)	3,329	15,710	—	1,218	3,329	16,929	20,258	(350)
Residence Inn Lexington South Hamburg Place	KY	2015	(12,006)	2,044	13,313	—	1,212	2,044	14,525	16,569	(305)
SpringHill Suites Lexington Near The University Of Kentucky	KY	2015	(13,700)	3,321	13,064	—	—	3,321	13,064	16,385	(300)
Hampton Inn Albany Wolf Road Airport	NY	2015	(16,170)	1,717	16,572	—	—	1,717	16,572	18,289	(388)
Hampton Inn Colorado Springs Central Airforce Academy	CO	2015	(3,469)	449	6,322	—	—	449	6,322	6,771	(170)
Hampton Inn Baltimore Glen Burnie	MD	2015	(3,393)	—	5,438	—	910	—	6,348	6,348	(308)
Hampton Inn Beckley	WV	2015	(15,481)	857	13,670	—	—	857	13,670	14,527	(316)
Hampton Inn Birmingham Mountain Brook	AL	2015	(8,051)	—	9,863	—	—	—	9,863	9,863	(225)
Hampton Inn Boca Raton	FL	2015	(13,111)	2,027	10,420	—	—	2,027	10,420	12,447	(234)
Hampton Inn Boca Raton Deerfield Beach	FL	2015	(12,243)	2,781	9,338	—	—	2,781	9,338	12,119	(218)
Hampton Inn Charleston Airport Coliseum	SC	2015	(4,088)	1,768	6,586	—	—	1,768	6,586	8,354	(178)
Hampton Inn Chattanooga Airport I 75	TN	2015	(4,664)	1,827	5,268	—	—	1,827	5,268	7,095	(177)
Hampton Inn Chicago Gurnee	IL	2015	(10,745)	757	12,189	—	—	757	12,189	12,946	(288)
Hampton Inn Columbia I 26 Airport	SC	2015	(5,034)	1,209	3,684	—	—	1,209	3,684	4,893	(126)
Hampton Inn Columbus Dublin	OH	2015	(10,545)	1,140	10,856	—	9	1,140	10,865	12,005	(251)
Hampton Inn Columbus Airport	GA	2015	(2,838)	941	1,251	—	—	941	1,251	2,192	(93)
Hampton Inn Detroit Madison Heights South Troy	MI	2015	(11,711)	1,950	11,834	—	—	1,950	11,834	13,784	(280)
Hampton Inn Detroit Northville	MI	2015	(8,355)	1,210	8,591	—	155	1,210	8,745	9,955	(240)
Hampton Inn Kansas City Overland Park	KS	2015	(4,501)	1,233	9,210	—	—	1,233	9,210	10,443	(281)
Hampton Inn Kansas City Airport	MO	2015	(8,580)	1,362	9,247	—	—	1,362	9,247	10,609	(218)
Hampton Inn Memphis Poplar	TN	2015	(12,109)	2,168	10,618	—	—	2,168	10,619	12,787	(249)
Hampton Inn Morgantown	WV	2015	(12,930)	3,062	12,810	—	—	3,062	12,810	15,872	(291)
Hampton Inn Norfolk Naval Base	VA	2015	(3,797)	—	6,873	—	1,142	—	8,014	8,014	(244)
Hampton Inn Palm Beach Gardens	FL	2015	(19,205)	3,253	17,724	—	—	3,253	17,724	20,977	(396)

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

Real Estate and Accumulated Depreciation
Schedule III
December 31, 2015
(dollar amounts in thousands)

Hampton Inn Pickwick Dam @ Shiloh Falls	TN	2015	(1,984)	148	2,089	—	—	148	2,089	2,237	(71)
Hampton Inn Scranton @ Montage Mountain	PA	2015	(10,815)	754	11,174	—	—	754	11,174	11,928	(270)
Hampton Inn St Louis Westport	MO	2015	(7,390)	1,359	8,486	—	—	1,359	8,486	9,845	(195)
Hampton Inn State College	PA	2015	(10,965)	2,509	9,359	—	—	2,509	9,359	11,868	(238)
Hampton Inn West Palm Beach Florida Turnpike	FL	2015	(16,257)	2,008	13,636	—	—	2,008	13,636	15,644	(306)
Homewood Suites Hartford Windsor Locks	CT	2015	(10,650)	3,072	8,996	—	89	3,072	9,085	12,157	(317)
Homewood Suites Memphis Germantown	TN	2015	(7,445)	1,024	8,871	—	1,527	1,024	10,399	11,423	(249)
Homewood Suites Phoenix Biltmore	AZ	2015	(16,927)	—	23,722	—	1,001	—	24,722	24,722	(518)
Hampton Inn & Suites Boynton Beach	FL	2015	(26,990)	1,393	24,759	—	—	1,393	24,759	26,152	(551)
Hampton Inn Cleveland Westlake	OH	2015	(11,769)	4,177	10,002	—	9	4,177	10,011	14,188	(267)
Courtyard Athens Downtown	GA	2015	(8,709)	3,201	7,305	—	—	3,201	7,305	10,506	(174)
Courtyard Gainesville	FL	2015	(12,066)	2,904	8,605	—	28	2,904	8,633	11,537	(203)
Courtyard Knoxville Cedar Bluff	TN	2015	(10,463)	1,289	8,556	—	611	1,289	9,167	10,456	(191)
Courtyard Mobile	AL	2015	(4,911)	—	3,657	—	40	—	3,698	3,698	(117)
Courtyard Orlando Altamonte Springs Maitland	FL	2015	(12,547)	1,716	11,463	—	3	1,716	11,467	13,183	(259)
Courtyard Sarasota Bradenton	FL	2015	(8,479)	1,928	8,334	—	1	1,928	8,335	10,263	(186)
Courtyard Tallahassee North I 10 Capital Circle	FL	2015	(10,258)	2,767	9,254	—	—	2,767	9,254	12,021	(233)
Holiday Inn Express & Suites Kendall East Miami	FL	2015	(8,764)	1,248	7,525	—	3	1,248	7,528	8,776	(167)
Residence Inn Chattanooga Downtown	TN	2015	(10,455)	1,142	10,112	—	1,002	1,142	11,114	12,256	(218)
Residence Inn Fort Myers	FL	2015	(8,389)	1,372	8,765	—	1	1,372	8,766	10,138	(199)
Residence Inn Knoxville Cedar Bluff	TN	2015	(10,044)	1,474	9,580	—	—	1,474	9,580	11,054	(236)
Residence Inn Macon	GA	2015	(4,939)	1,046	5,381	—	376	1,046	5,757	6,803	(168)
Residence Inn Mobile	AL	2015	(6,557)	—	6,714	—	—	—	6,714	6,714	(166)
Residence Inn Sarasota Bradenton	FL	2015	(9,997)	2,138	9,118	—	—	2,138	9,118	11,256	(220)

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

Real Estate and Accumulated Depreciation
Schedule III
December 31, 2015
(dollar amounts in thousands)

Residence Inn Savannah Midtown	GA	2015	(7,673)	1,106	9,349	—	3	1,106	9,351	10,457	(216)
Residence Inn Tallahassee North I 10 Capital Circle	FL	2015	(9,707)	1,349	9,983	—	113	1,349	10,096	11,445	(227)
Residence Inn Tampa North I 75 Fletcher	FL	2015	(8,881)	1,251	8,174	—	—	1,251	8,174	9,425	(209)
Residence Inn Tampa Sabal Park Brandon	FL	2015	(11,771)	1,773	10,830	—	—	1,773	10,830	12,603	(260)
Courtyard Bowling Green Convention Center	KY	2015	(10,897)	503	11,003	—	22	503	11,025	11,528	(251)
Courtyard Chicago Elmhurst Oakbrook Area	IL	2015	(9,895)	1,323	11,868	—	—	1,323	11,868	13,191	(600)
Courtyard Jacksonville Airport Northeast	FL	2015	(4,931)	1,783	5,459	—	273	1,783	5,732	7,515	(192)
Hampton Inn & Suites Nashville Franklin Cool Springs	TN	2015	(18,987)	2,526	16,985	—	—	2,525	16,985	19,510	(400)
Hampton Inn Boston Peabody	MA	2015	(12,282)	3,008	11,846	—	—	3,008	11,846	14,854	(306)
Hampton Inn Grand Rapids North	MI	2015	(11,430)	2,191	11,502	—	—	2,191	11,502	13,693	(280)
Holiday Inn Charleston Mount Pleasant	SC	2015	(9,275)	2,675	7,070	—	—	2,675	7,070	9,745	(281)
Homewood Suites Boston Peabody	MA	2015	(8,654)	2,508	8,654	—	1,332	2,508	9,986	12,494	(279)
Hyatt Place Las Vegas	NV	2015	(16,994)	2,902	17,419	—	2,425	2,902	19,844	22,746	(419)
Hyatt Place Minneapolis Airport South	MN	2015	(11,548)	2,519	11,810	—	1,181	2,519	12,991	15,510	(268)
Residence Inn Boise Downtown	ID	2015	(8,581)	1,776	10,203	—	65	1,776	10,268	12,044	(280)
Residence Inn Portland Downtown Lloyd Center	OR	2015	(32,610)	25,213	23,231	—	261	25,213	23,492	48,705	(595)
SpringHill Suites Grand Rapids North	MI	2015	(9,977)	1,063	9,312	—	—	1,063	9,312	10,375	(208)
Hyatt Place Kansas City Overland Park Metcalf	KS	2015	(7,700)	1,038	7,792	—	181	1,038	7,972	9,010	(236)
Courtyard Asheville	NC	2015	(12,426)	2,236	10,290	—	—	2,236	10,290	12,526	(231)
Courtyard Dallas Market Center	TX	2015	(18,169)	—	19,768	—	1,611	—	21,379	21,379	(437)
Fairfield Inn & Suites Dallas Market Center	TX	2015	(8,584)	1,550	7,236	—	4	1,550	7,240	8,790	(164)
Hilton Garden Inn Austin Round Rock	TX	2015	(12,050)	2,797	10,920	—	—	2,797	10,920	13,717	(255)
Residence Inn Los Angeles Airport El Segundo	CA	2015	(34,076)	16,416	21,618	—	1,469	16,416	23,088	39,504	(479)
Residence Inn San Diego Rancho Bernardo Scripps Poway	CA	2015	(23,310)	5,261	18,677	—	—	5,261	18,677	23,938	(422)

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

Real Estate and Accumulated Depreciation
Schedule III
December 31, 2015
(dollar amounts in thousands)

SpringHill Suites Austin Round Rock	TX	2015	(8,108)	2,196	8,305	—	19	2,196	8,324	10,520	(198)
SpringHill Suites Houston Hobby Airport	TX	2015	(10,863)	762	11,755	—	5	762	11,760	12,522	(263)
SpringHill Suites San Antonio Medical Center Northwest	TX	2015	(5,285)	—	7,161	—	75	—	7,236	7,236	(159)
SpringHill Suites San Diego Rancho Bernardo Scripps Poway	CA	2015	(19,242)	3,905	16,999	—	—	3,904	16,999	20,903	(382)
Hampton Inn Charlotte Gastonia	NC	2015	(9,589)	1,357	10,073	—	—	1,357	10,073	11,430	(233)
Hampton Inn Dallas Addison	TX	2015	(9,191)	1,538	7,475	—	—	1,538	7,475	9,013	(180)
Hampton Inn Fayetteville I 95	NC	2015	(5,324)	922	7,069	—	—	922	7,069	7,991	(172)
Homewood Suites San Antonio Northwest	TX	2015	(13,757)	1,998	13,060	—	913	1,998	13,973	15,971	(346)
Courtyard Dalton	GA	2015	(7,842)	676	8,241	—	819	676	9,060	9,736	(191)
Hampton Inn Orlando International Drive Convention Center	FL	2015	(13,783)	1,183	14,899	—	—	1,183	14,899	16,082	(326)
Hilton Garden Inn Albuquerque North Rio Rancho	NM	2015	(9,472)	1,141	9,818	—	—	1,141	9,818	10,959	(233)
Homewood Suites Orlando International Drive Convention Center	FL	2015	(24,337)	2,182	26,507	—	536	2,182	27,043	29,225	(565)
Hampton Inn Chicago Naperville	IL	2015	(9,307)	1,363	9,460	—	—	1,363	9,460	10,823	(253)
Hampton Inn Indianapolis Northeast Castleton	IN	2015	(11,041)	1,587	8,144	—	—	1,587	8,144	9,731	(274)
Hampton Inn Knoxville Airport	TN	2015	(6,459)	1,033	5,898	—	—	1,033	5,898	6,931	(188)
Hampton Inn Milford	CT	2015	(4,103)	1,652	5,060	—	—	1,652	5,060	6,712	(199)
Homewood Suites Augusta	GA	2015	(6,853)	874	8,225	—	1,093	874	9,318	10,192	(198)
Homewood Suites Seattle Downtown	WA	2015	(52,713)	12,580	41,011	—	5	12,580	41,016	53,596	(860)
Hampton Inn Champaign Urbana	IL	2015	(17,003)	2,206	17,451	—	—	2,206	17,451	19,657	(384)
Hampton Inn East Lansing	MI	2015	(10,702)	3,219	10,101	—	138	3,219	10,239	13,458	(234)
Hilton Garden Inn Louisville East	KY	2015	(15,087)	1,022	16,350	—	13	1,022	16,364	17,386	(364)
Residence Inn Jacksonville Airport	FL	2015	(5,707)	1,451	6,423	—	837	1,451	7,260	8,711	(188)
TownePlace Suites Savannah Midtown	GA	2015	(10,354)	1,502	7,827	—	—	1,502	7,827	9,329	(183)
Courtyard Houston I 10 West Energy Corridor	TX	2015	(19,582)	10,444	20,710	—	2,287	10,444	22,997	33,441	(468)

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

Real Estate and Accumulated Depreciation
Schedule III
December 31, 2015
(dollar amounts in thousands)

Courtyard San Diego Carlsbad	CA	2015	(18,901)	5,080	14,007	—	20	5,080	14,027	19,107	(329)
Hampton Inn Austin North @ IH 35 & Highway 183	TX	2015	(13,804)	1,774	9,798	—	12	1,774	9,810	11,584	(228)
SpringHill Suites Asheville	NC	2015	(14,305)	2,149	9,930	—	—	2,149	9,930	12,079	(223)
Hampton Inn College Station	TX	2015	(13,899)	3,306	10,523	—	70	3,306	10,594	13,900	(236)
Courtyard Flagstaff	AZ	2015	(19,849)	5,258	24,313	—	—	5,258	24,313	29,571	(184)
DoubleTree Baton Rouge	LA	2015	(11,978)	1,497	14,777	—	—	1,497	14,777	16,274	(132)
Fairfield Inn & Suites Baton Rouge South	LA	2015	(3,422)	971	3,391	—	—	971	3,391	4,362	(34)
Hampton Inn Medford	OR	2015	(8,556)	1,245	10,353	—	—	1,245	10,353	11,598	(77)
Hampton Inn Fort Wayne Southwest	IN	2015	(8,898)	1,242	10,511	—	—	1,242	10,512	11,754	(87)
Hampton Inn & Suites El Paso Airport	TX	2015	(13,347)	1,641	18,733	—	—	1,641	18,733	20,374	(146)
Residence Inn Fort Wayne Southwest	IN	2015	(10,609)	1,267	12,136	—	—	1,267	12,136	13,403	(86)
SpringHill Suites Baton Rouge South	LA	2015	(4,449)	1,131	5,744	—	—	1,131	5,744	6,875	(43)
SpringHill Suites Flagstaff	AZ	2015	(10,951)	1,641	14,283	—	—	1,641	14,284	15,925	(116)
TownePlace Suites Baton Rouge South	LA	2015	(4,791)	1,055	6,173	—	—	1,055	6,173	7,228	(51)
Courtyard Columbus Downtown	OH	2015	(21,051)	2,367	25,191	—	—	2,367	25,191	27,558	(60)
Hilton Garden Inn Monterey	CA	2015	(19,333)	6,110	27,713	—	—	6,110	27,714	33,824	(162)
Hyatt House Atlanta Cobb Galleria	GA	2015	(21,230)	4,386	22,777	—	—	4,385	22,777	27,162	(52)
Hyatt Place Chicago Schaumburg	IL	2015	(6,637)	1,519	9,582	—	—	1,519	9,582	11,101	(59)
Total			$(1,651,524)	$317,871	$1,688,896	$—	$41,064	$317,871	$1,729,960	$2,047,831	$(39,252)
___________________________________

(1)	The tax basis of aggregate land, buildings and improvements as of December 31, 2015 is $2,171,011 thousand.

(2)	Each of the properties has a depreciable life of: up to 40 years for buildings, up to 15 years for improvements.

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

Real Estate and Accumulated Depreciation
Schedule III
December 31, 2015
(dollar amounts in thousands)

A summary of activity for real estate and accumulated depreciation for the period from January 1 to December 31, 2015(1):

For the Year ended December 31, 2015

Land, buildings and improvements, at cost:
Balance at January 1, 2015	$93,237
Additions-Acquisitions	1,917,101
Capital improvements	37,493
Balance at December 31, 2015	$2,047,831

Accumulated depreciation and amortization:
Balance at January 1, 2015	$(1,569)
Depreciation expense	(37,683)
Balance at December 31, 2015	$(39,252)
___________________________________

(1)	The change in the real estate investments for the Predecessor has not been presented because the land, building and improvements were recorded by the Predecessor at the pre-acquisition basis.