Form 10-Q
period 2016-03-31
American Realty Capital Hospitality Trust, Inc.
filed 2016-05-11
CIK 1583077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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

The number of shares of the registrant's common stock, $0.01 par value, outstanding as of May 2, 2016 was 36,940,334.

Page
PART I
Item 1. Financial Statements	1
Consolidated Balance Sheets as of March 31, 2016 (Unaudited) and December 31, 2015	1
Consolidated Statements of Operations and Comprehensive Loss (Unaudited) for the Three Months Ended March 31, 2016 and the Three Months Ended March 31, 2015	2
Consolidated Statement of Changes in Equity (Unaudited) for the Three Months Ended March 31, 2016	3
Consolidated Statements of Cash Flows (Unaudited) for the Three Months Ended March 31, 2016 and for the Three Months Ended March 31, 2015	4
Notes to Consolidated Financial Statements (Unaudited)	6
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	28
Item 3. Quantitative and Qualitative Disclosures About Market Risk	46
Item 4. Controls and Procedures	46
PART II
Item 1. Legal Proceedings	47
Item 1A. Risk Factors	47
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	47
Item 3. Defaults Upon Senior Securities	48
Item 4. Mine Safety Disclosures	48
Item 5. Other Information	48
Item 6. Exhibits	49
Signatures	50

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)

	March 31, 2016	December 31, 2015
	(unaudited)
ASSETS
Real estate investments:
Land	$342,752	$317,871
Buildings and improvements	1,827,969	1,729,960
Furniture, fixtures and equipment	182,921	163,516
Total real estate investments	2,353,642	2,211,347
Less: accumulated depreciation and amortization	(94,198)	(70,648)
Total real estate investments, net	2,259,444	2,140,699
Cash and cash equivalents	27,812	46,829
Acquisition deposits	7,500	40,504
Restricted cash	71,056	71,288
Investments in unconsolidated entities	3,183	3,458
Below-market lease asset, net	10,125	10,225
Prepaid expenses and other assets	39,354	34,836
Total Assets	$2,418,474	$2,347,839
LIABILITIES, NON-CONTROLLING INTEREST AND EQUITY
Mortgage notes payable, net	$1,412,833	$1,338,306
Promissory note payable, net	27,467	—
Mandatorily redeemable preferred securities	292,253	294,523
Accounts payable and accrued expenses	89,235	67,255
Due to related parties	7,149	6,546
Total Liabilities	$1,828,937	$1,706,630
Equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized, 36,627,219 and 36,300,777 shares issued and outstanding, respectively	366	363
Additional paid-in capital	801,545	793,786
Deficit	(215,081)	(155,680)
Total equity of American Realty Capital Hospitality Trust, Inc. stockholders	586,830	638,469
Non-controlling interest - consolidated variable interest entity	2,707	2,740
Total Equity	$589,537	$641,209
Total Liabilities, Non-controlling Interest and Equity	$2,418,474	$2,347,839

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except for share and per share data)
(Unaudited)

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
Revenues
Rooms	$127,378	$50,492
Food and beverage	5,006	2,795
Other	2,769	1,539
Total revenue	135,153	54,826
Operating expenses
Rooms	31,924	10,314
Food and beverage	3,964	1,975
Management fees	9,961	2,207
Other property-level operating expenses	55,637	20,717
Depreciation and amortization	23,553	7,071
Rent	1,528	1,283
Total operating expenses	126,567	43,567
Income from operations	$8,586	$11,259
Interest expense	(23,133)	(10,160)
Acquisition and transaction related costs	(25,065)	(37,283)
Other income (expense)	(551)	—
Equity in earnings (losses) of unconsolidated entities	(60)	(107)
General and administrative	(4,294)	(2,493)
Total other expenses, net	(53,103)	(50,043)
Net loss before taxes	$(44,517)	$(38,784)
Provision for income taxes	(603)	1,192
Net loss and comprehensive loss	$(43,914)	$(39,976)
Less: Net income attributable to non-controlling interest	43	—
Net loss attributable to American Realty Capital Hospitality Trust, Inc.	$(43,957)	$(39,976)

Basic and diluted net loss per share	$(1.20)	$(3.02)

Basic and diluted weighted average shares outstanding	36,739,013	13,227,153

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(In thousands, except for share data)
(Unaudited)

	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Deficit	Total Equity of American Realty Capital Hospitality Trust, Inc. Stockholders	Non-controlling Interest	Total Non-controlling Interest and Equity
Balance, December 31, 2015	36,300,777	$363	$793,786	$(155,680)	$638,469	$2,740	$641,209
Issuance of common stock, net	28,608	—	677		677	—	677
Net loss attributable to American Realty Capital Hospitality Trust, Inc.	—	—	—	(43,957)	(43,957)	—	(43,957)
Net income and distributions attributable to non-controlling interest	—	—	—	—	—	(33)	(33)
Dividends paid or declared	—	—	—	(15,444)	(15,444)	—	(15,444)
Common stock issued through Distribution Reinvestment Plan	297,834	3	7,074	—	7,077	—	7,077
Share-based payments	—	—	19	—	19	—	19
Common stock offering costs, commissions and dealer manager fees	—	—	(11)	—	(11)	—	(11)
Balance, March 31, 2016	36,627,219	$366	$801,545	$(215,081)	$586,830	$2,707	$589,537

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
Cash flows from operating activities:
Net loss	$(43,914)	$(39,976)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	23,553	7,071
Amortization and write-off of deferred financing costs	4,723	1,168
Change in fair value of contingent consideration	593	—
Loss of acquisition deposits	22,000	—
Other adjustments, net	287	703
Changes in assets and liabilities:
Prepaid expenses and other assets	(4,525)	(16,865)
Restricted cash	(13,848)	(16,804)
Due to related parties	871	(328)
Accounts payable and accrued expenses	21,153	33,352
Net cash provided by (used in) operating activities	$10,893	$(31,679)
Cash flows from investing activities:
Acquisition of hotel assets, net of cash received	(69,892)	(447,403)
Real estate investment improvements and purchases of property and equipment	(33,770)	(1,405)
Acquisition deposits	—	75,000
Change in restricted cash related to real estate improvements	17,109	(14,887)
Net cash used in investing activities	$(86,553)	$(388,695)
Cash flows from financing activities:
Proceeds from issuance of common stock, net	677	162,270
Payments of offering costs	(73)	(14,302)
Dividends/Distributions paid	(8,323)	(2,407)
Mandatorily redeemable preferred securities redemptions	(2,270)	—
Proceeds from mortgage note payable	70,384	227,000
Deferred financing fees	(723)	(18,590)
Restricted cash for debt service	(3,029)	(4,019)
Net cash provided by financing activities	$56,643	$349,952
Net change in cash and cash equivalents	(19,017)	(70,422)
Cash and cash equivalents, beginning of period	46,829	131,861
Cash and cash equivalents, end of period	$27,812	$61,439

Supplemental disclosure of cash flow information:
Interest paid	$15,755	$2,670
Income taxes paid	$72	$272
Non-cash investing and financing activities:
Offering costs payable	—	$5,841
Real estate investment improvements and purchases of property and equipment in accounts payable and accrued expenses	$24,851	$157
Proceeds receivable from stock sales	—	$2,767
Seller financed acquisition deposit	$7,500	—

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
Seller financed acquisition	$20,000	—
Mortgage and mezzanine debt assumed on real estate investments	—	$904,185
Dividends declared but not paid	$5,279	$2,225
Common stock issued through distribution reinvestment plan	$7,077	$2,194

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

Note 1 - Organization
American Realty Capital Hospitality Trust, Inc. (the "Company") was incorporated on July 25, 2013 as a Maryland corporation and qualified as a real estate investment trust for U.S. federal income tax purposes ("REIT") beginning with the taxable year ended December 31, 2014. The Company was formed primarily to acquire lodging properties in the midscale limited service, extended stay, select service, upscale select service, and upper upscale full service segments within the hospitality sector. As of March 31, 2016, the Company had acquired or had an interest in a total of 142 hotels with a total of 17,351 guest rooms located in 32 states. As of March 31, 2016, all but one of these hotels operated under a franchise or license agreement with a national brand owned by one of Hilton Worldwide, Inc., Marriott International, Inc., Starwood Hotels and Resorts Worldwide, Hyatt Hotels Corporation, and Intercontinental Hotels Group or one of their respective subsidiaries or affiliates.
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
In March 2016 the Company’s board of directors changed the distribution policy, such that distributions paid with respect to April 2016 were paid in shares of common stock instead of cash. Accordingly, the Company paid a cash distribution to stockholders of record each day during the first quarter ended March 2016, but distributions for subsequent periods have and unless and until the Company's board of directors determines otherwise will continue to be paid in shares of common stock in an amount equivalent to $1.70 per annum, divided by $23.75, until the Company establishes its estimated net asset value per share of common stock ("Estimated Per-Share NAV") and, thereafter, divided by Estimated Per-Share NAV. The distributions will be made by the fifth day following each month-end to stockholders of record at the close of business each day during the prior month.
As of March 31, 2016, the Company had approximately 36.6 million shares of common stock outstanding and had received total proceeds of approximately $910.6 million, including shares issued under the DRIP and net of repurchases.
The Company expects to establish Estimated Per-Share NAV as of March 31, 2016, no later than July 2, 2016, which is 150 days following the second anniversary of the date that the Company broke escrow in the IPO. After the Company has initially established its Estimated Per-Share NAV, the Company expects to update it periodically, at the discretion of the Company's board of directors, provided that such updated estimates will be made at least once annually.
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

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

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
The Company, directly or indirectly through its taxable REIT subsidiaries ("TRSs"), enters into agreements with the Property Manager, which, in turn, engages Crestline or a third-party sub-property manager to manage the Company’s hotel properties. Crestline is a leading hospitality management company in the United States, and as of March 31, 2016, had 106 hotels and 15,800 rooms under management in 28 states and the District of Columbia. As of March 31, 2016, 72 of the Company's hotels and 9,594 rooms were managed by Crestline, and 70 of the Company's hotels and 7,757 rooms were managed by third-party sub-property managers.
Note 2 - Summary of Significant Accounting Policies
The accompanying consolidated financial statements of the Company included herein were prepared in accordance with United States Generally Accepted Accounting Principles ("GAAP"). Certain immaterial amounts in the prior year were reclassified in order to conform to current year presentation. Operating results for the three-month period ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2015, and the notes thereto included in the Company’s Annual Report on Form 10-K, filed with the SEC on March 28, 2016.
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation. In determining whether the Company has a controlling financial interest in a joint venture and the requirement to consolidate the accounts of that entity, management considers factors such as percentage ownership interest, authority to make decisions and contractual and substantive participating rights of the other partners or members as well as whether the entity is a variable interest entity for which the Company is the primary beneficiary.
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

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

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
Below-Market Lease
The below-market lease intangible is based on the difference between the market rent and the contractual rent and is discounted to a present value using an interest rate reflecting the Company's current assessment of the risk associated with the leases acquired (See Note 4 - Leases). Acquired lease intangible assets are amortized over the remaining lease term. The amortization of a below-market lease is recorded as an increase to rent expense on the consolidated statements of operations.
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
In April 2015, the Financial Accounting Standards Board (“FASB”) issued ASU 2015-03 Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”), which was designed to simplify the presentation of debt issuance costs. The

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

amendments in ASU 2015-03 require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Prior to application of this new guidance, the Company presented debt issuance costs as an asset on the consolidated balance sheet. The recognition and measurement guidance for debt issuance costs were not affected by the amendments in ASU 2015-03. The Company adopted this ASU as of January 1, 2016, on a retrospective basis. The impact to the Consolidated Balance Sheets as of March 31, 2016, and December 31, 2015, was to reduce total assets and mortgage and promissory notes payable by $14.8 million and $18.8 million, respectively.
Variable Interest Entities
Accounting Standards Codification 810 ("ASC 810") contains the guidance surrounding the definition of variable interest entities ("VIE"), the definition of variable interests and the consolidation rules surrounding VIEs. In general, VIEs are entities in which equity investors lack the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support.
In February 2015, the FASB issued Accounting Standards Update 2015-02 (“ASU 2015-02”), which amended ASC 810. The amendments modify the evaluation of whether certain legal entities are VIEs, eliminate the presumption that a general partner should consolidate a limited partnership and affect the consolidation analysis of reporting entities that are involved with VIEs. The revised guidance was effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. The Company adopted this guidance effective January 1, 2016. The Company has evaluated the impact of the adoption of the new guidance on its consolidated financial statements and has determined the Company’s OP is considered a VIE. However, the Company meets the disclosure exemption criteria as the Company is the primary beneficiary of the VIE and the Company’s partnership interest is considered a majority voting interest. As such, the new guidance did not have an impact on the Company’s consolidated financial statements.
The Company also has variable interests in VIEs through its investments in entities which own the Westin Virginia Beach Town Center (the "Westin Virginia Beach") and the Hilton Garden Inn Blacksburg.
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
The Company classifies the distributions from its investments in unconsolidated entities in the consolidated statement of cash flows based upon an evaluation of the specific facts and circumstances of each distribution. For example, distributions of cash generated by property operations are classified as cash flows from operating activities. However, distributions received as a result of property sales are classified as cash flows from investing activities.
Revenue Recognition
The Company recognizes hotel revenue as earned, which is generally defined as the date upon which a guest occupies a room or utilizes the hotel services.

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

Income Taxes
The Company qualified to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code commencing with its tax year ended December 31, 2014. In order to continue to qualify as a REIT, the Company must annually distribute to its stockholders 90% of its REIT taxable income (which does not equal net income as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding net capital gain, and must comply with various other organizational and operational requirements. The Company generally will not be subject to federal corporate income tax on that portion of its REIT taxable income that it distributes to its stockholders. The Company may be subject to certain state and local taxes on its income, property tax and federal income and excise taxes on its undistributed income. The Company's hotels are leased to TRSs which are owned by the OP. The TRSs are subject to federal, state and local income taxes.
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
Earnings/Loss per Share
The Company calculates basic income or loss per share by dividing net income or loss for the period by the weighted-average shares of its common stock outstanding for a respective period. Diluted income per share takes into account the effect of dilutive instruments, such as stock options and unvested stock awards, except when doing so would be anti-dilutive. In May 2016, the Company paid distributions in shares of common stock and adjusted retroactively for all periods presented its computation of loss per share in order to reflect this change in capital structure. The impact to the quarter ended March 31, 2016 and the quarter ended March 31, 2015, was to increase the weighted average shares of the Company's common stock outstanding by 215,480 weighted average shares, from 36,523,533 weighted average shares and 13,011,673 weighted average shares, respectively.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
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
Advertising Costs
The Company expenses advertising costs for hotel operations as incurred. These costs were $3.8 million for the three months ended March 31, 2016, and $1.4 million for the three months ended March 31, 2015.
Allowance for Doubtful Accounts
Receivables consist principally of trade receivables from customers and are generally unsecured and are due within 30 to 90 days. The Company records a provision for uncollectible accounts using the allowance method. Expected credit losses associated with trade receivables are recorded as an allowance for doubtful accounts. The allowance for doubtful accounts is estimated based upon historical patterns of credit losses for aged receivables as well as specific provisions for certain identifiable, potentially uncollectible balances. When internal collection efforts on accounts have been exhausted, the accounts are written off and the associated allowance for doubtful accounts is reduced. Trade receivable balances, net of the allowance for doubtful accounts, are included in prepaid expenses and other assets in the accompanying consolidated balance sheets, and are as follows (in thousands):

	March 31, 2016	December 31, 2015
Trade receivables	$6,839	$5,848
Allowance for doubtful accounts	(342)	(697)
Trade receivables, net of allowance	$6,497	$5,151
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
Derivative Transactions
The Company at certain times enters into derivative instruments to hedge exposure to changes in interest rates. The Company’s derivatives as of March 31, 2016, consist of interest rate cap agreements which it believes will help to mitigate its exposure to increasing borrowing costs under floating rate indebtedness. The Company has elected not to designate its interest rate cap agreements as cash flow hedges. The impact of the interest rate caps for the three-month period ended March 31, 2016, to the consolidated financial statements was immaterial.
Recently Issued Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09 Revenue from Contracts with Customers ("ASU 2014-09"), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective. The standard permits the use of either the retrospective or cumulative effect transition method. In April 2015, the FASB proposed an

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

accounting standards update for ASU 2014-09 for the deferral of the effective date of ASU 2014-09 Revenue from Contracts with Customers. This proposal defers the effective date of ASU 2014-09 from annual reporting periods beginning after December 15, 2016, back one year, to annual reporting periods beginning after December 15, 2017 for all public business entities, certain not-for-profit entities, and certain employee benefit plans. Early application of ASU 2014-09 is permitted as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method and has not determined the effect of the standard on its ongoing financial reporting.
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

In January 2015, the FASB issued ASU 2015-01 Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items (“ASU 2015-01”), which eliminates from GAAP the concept of extraordinary items. Subtopic 225-20, Income Statement-Extraordinary and Unusual Items, required that an entity separately classify, present, and disclose extraordinary events and transactions. The adoption of ASU 2015-01 became effective for the Company for its fiscal year ending December 31, 2016. The adoption of ASU 2015-01 did not have a material effect on the Company’s consolidated financial statements.

In September 2015, the FASB issued ASU 2015-16 Business Combinations ("ASU 2015-16"), which require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. ASU 2015-16 also requires the acquirer to record in the same period's financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects as a result of the change to the acquisition date. Finally, ASU 2015-16 requires an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The Company adopted this ASU as of January 1, 2016. No prior year restatements are permitted for this change in policy. The adoption of ASU 2015-16 did not have a material effect on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02 Leases ("ASU 2016-02"), which requires an entity to separate lease components from nonlease components in a contract. ASU 2016-02 provides more guidance on how to identify and separate components than did previous GAAP. ASU 2016-02 requires lessees to recognize assets and liabilities arising from operating leases on the balance sheet. This amendment has not fundamentally changed lessor accounting, however some changes have been made to align and conform to the lessee guidance. The adoption of ASU 2016-02 becomes effective for the Company for the fiscal year beginning after December 15, 2018, and all subsequent annual and interim periods. Early adoption is permitted. The adoption of ASU 2016-02 is not expected to have a material effect on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU 2016-07 Investments—Equity Method and Joint Ventures ("ASU 2016-07"), which requires that an equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor's previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. Therefore, upon qualifying for the equity method of accounting, no retroactive adjustment of the investment is required. The adoption of ASU 2016-07 becomes effective for the Company for the fiscal year beginning after December 15, 2016, and all subsequent annual and interim periods. Early adoption is permitted. The adoption of ASU 2016-07 is not expected to have a material effect on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09 Compensation—Stock Compensation ("ASU 2016-09"), which requires that all excess tax benefits and all tax deficiencies should be recognized as income tax expense or benefits in the income statement. These benefits and deficiencies are discrete items in the reporting period in which they occur. An entity should not consider these benefits or deficiencies in determining the annual estimated tax rate. The adoption of ASU 2016-09 becomes effective for the Company for the fiscal year beginning after December 15, 2016, and all subsequent annual and interim periods.

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

Early adoption is permitted. The adoption of ASU 2016-09 is not expected to have a material effect on the Company’s consolidated financial statements.
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
Grace Acquisition: On February 27, 2015, the Company acquired a portfolio of 116 hotels (the "Grace Portfolio") through fee simple or leasehold interests from certain subsidiaries of Whitehall Real Estate Funds, an investment arm controlled by The Goldman Sachs Group, Inc.
The aggregate purchase price under the purchase agreement was $1.808 billion, exclusive of closing costs and subject to certain adjustments at closing. After adjustments, the net purchase price was $1.800 billion. Approximately $221.7 million of the purchase price was satisfied with cash on hand, approximately $904.2 million (fair value on the acquisition date) through the assumption of existing mortgage and mezzanine indebtedness (comprising the "Assumed Grace Mortgage Loan" and the "Assumed Grace Mezzanine Loan", collectively, the "Assumed Grace Indebtedness") and approximately $227.0 million through additional mortgage financing (the "Original Additional Grace Mortgage Loan"). The Original Additional Grace Mortgage Loan was refinanced during October 2015 (the “Refinanced Additional Grace Mortgage Loan” and, together with the Assumed Grace Indebtedness, the "Grace Indebtedness") (See Note 5 - Mortgage Notes Payable).
In addition, the remaining $447.1 million of the contract purchase price was satisfied by the issuance of the preferred equity interests (the "Grace Preferred Equity Interests") in two newly-formed Delaware limited liability companies, ARC Hospitality Portfolio I Holdco, LLC and ARC Hospitality Portfolio II Holdco, LLC, (the "Holdco entities") each of which is an indirect subsidiary of the Company and an indirect owner of the Grace Portfolio. The holders of the Grace Preferred Equity Interests are entitled to monthly distributions at a rate of 7.50% per annum for the first 18 months following closing and 8.00% per annum thereafter. On liquidation of the Holdco entities, the holders of the Grace Preferred Equity Interests are entitled to receive their original value (as reduced by redemptions) prior to any distributions being made to the Company or the Company's stockholders. Beginning in April 2015, the Company became obligated to use 35% of any IPO proceeds to redeem the Grace Preferred Equity Interests at par, up to a maximum of $350.0 million in redemptions for any 12-month period. As of March 31, 2016, the Company has redeemed $154.8 million of the Grace Preferred Equity Interests, resulting in $292.3 million of liquidation value remaining outstanding under the Grace Preferred Equity Interests.
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
The following table presents the allocation of the assets acquired and liabilities assumed by the Company on February 27, 2015 (in thousands):

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

Assets acquired and liabilities assumed	February 27, 2015
Land	$274,512
Buildings and improvements	1,391,695
Below-market lease obligation	2,605
Furniture, fixtures and equipment	127,954
Prepaid expenses and other assets	8,247
Accounts payable and accrued expenses	(5,002)
Total operating assets acquired, net	1,800,011
Financing of real estate investments	(1,351,282)
Total assets acquired, net	$448,729

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
Summit Acquisitions: In June 2, 2015, the Company entered into agreements with affiliates of Summit Hotel Properties, Inc. (the "Summit Sellers"), as amended from time to time thereafter, to purchase fee simple interests in a portfolio of 26 hotels in three separate closings for a total purchase price of approximately $347.4 million, subject to closing prorations and other adjustments. The first closing was completed on October 15, 2015.
On October 15, 2015, the Company completed the acquisition of ten hotels (the "First Summit Closing") for $150.1 million, which was funded with $7.6 million previously paid as an earnest money deposit, $45.6 million from the Company’s ongoing initial public offering and $96.9 million from an advance, secured by a mortgage on the hotels in the First Summit Closing, under the SN Term Loan described in Note 5 below.

The following table presents the preliminary allocation of the assets acquired and liabilities assumed by the Company for the First Summit Closing on October 15, 2015 (in thousands):

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
On February 11, 2016, the Company completed the acquisition of six hotels (the "Third Summit Closing") from the Summit Sellers for an aggregate purchase price of $108.3 million, which (together with certain closing costs) was funded with

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

$18.5 million previously paid as an earnest money deposit, $20.0 million in proceeds from a loan from the Summit Sellers (the "Summit Loan"), and $70.4 million from an advance, secured by a mortgage on the hotels in the Third Summit Closing, under the SN Term Loan described in Note 5 below. The acquisition was immaterial to the consolidated financial statements.
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

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

	Minimum Rental Commitments	Amortization of Below Market Lease Intangible to Rent Expense

For the nine months ended December 31, 2016	$3,893	$299
Year ended December 31, 2017	5,209	398
Year ended December 31, 2018	5,216	398
Year ended December 31, 2019	5,226	398
Year ended December 31, 2020	5,264	398
Thereafter	86,968	8,234
Total	$111,776	$10,125

The Company has allocated values to certain above and below-market lease intangibles based on the difference between market rents and rental commitments under the leases. During the three months ended March 31, 2016 and March 31, 2015, amortization of below-market lease intangibles, net, to rent expense was $0.1 million and $0.1 million, respectively. Rent expense for the three months ended March 31, 2016 and March 31, 2015 was $1.4 million and $1.2 million, respectively.

Note 5 - Mortgage Notes Payable
The Company’s mortgage notes payable as of March 31, 2016 and December 31, 2015 consist of the following, respectively (in thousands):

	Outstanding Mortgage Notes Payable
Encumbered Properties	March 31, 2016	December 31, 2015	Interest Rate	Payment	Maturity
Baltimore Courtyard & Providence Courtyard	$45,500	$45,500	4.30%	Interest Only, Principal paid at Maturity	April 2019
Hilton Garden Inn Blacksburg Joint Venture	10,500	10,500	4.31%	Interest Only, Principal paid at Maturity	June 2020
Assumed Grace Mortgage Loan - 96 properties in Grace Portfolio	801,277	801,430	LIBOR plus 3.29%	Interest Only, Principal paid at Maturity	May 2017, subject to two, one year extension rights
Assumed Grace Mezzanine Loan - 96 properties in Grace Portfolio	102,666	102,550	LIBOR plus 4.77%	Interest Only, Principal paid at Maturity	May 2017, subject to two, one year extension rights
Refinanced Additional Grace Mortgage Loan - 20 properties in Grace Portfolio and one additional property	232,000	232,000	4.96%	Interest Only, Principal paid at Maturity	October 2020
SN Term Loan -20 properties in Summit and Noble Portfolios	235,484	165,100	LIBOR plus between 3.25% and 3.75%	Interest Only, Principal paid at Maturity	August 2018, subject to two, one year extension rights
Total Mortgage Notes Payable	$1,427,427	$1,357,080
Less: Deferred Financing Fees, Net	$14,594	$18,774
Total Mortgage Notes Payable, Net	$1,412,833	$1,338,306
Interest expense related to the Company's mortgage notes payable for the three months ended March 31, 2016 and for the three months ended March 31, 2015, was $14.5 million and $4.8 million, respectively.

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

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
Assumed Grace Indebtedness
The Assumed Grace Mortgage Loan and the Assumed Grace Mezzanine Loan mature on May 1, 2017, subject to two (one-year) extension rights which, if both are exercised, would result in an outside maturity date of May 1, 2019. The extensions on the Assumed Grace Mortgage Loan and the Assumed Grace Mezzanine Loan can only occur if certain conditions are met, including a condition that a minimum ratio of net operating income to debt outstanding be satisfied. There can be no assurance that we will be able to meet these conditions and extend these loans pursuant to their terms. The Assumed Grace Mortgage Loan carries an interest rate of London Interbank Offered Rate ("LIBOR") plus 3.29%, and the Assumed Grace Mezzanine Loan carries an interest rate of LIBOR plus 4.77%, for a combined weighted average interest rate of LIBOR plus 3.46%. Pursuant to the Assumed Grace Indebtedness, the Company has agreed to make periodic payments into an escrow account for the property improvement plans required by the franchisors. The Assumed Grace Indebtedness includes the following financial covenants: minimum consolidated net worth, and minimum consolidated liquidity. As of March 31, 2016, the Company was in compliance with these financial covenants.
Refinanced Additional Grace Mortgage Loan
The Refinanced Additional Grace Mortgage Loan carries a fixed annual interest rate of 4.96% per annum with a maturity date on October 6, 2020. Pursuant to the Refinanced Additional Grace Mortgage Loan, the Company agreed to make periodic payments into an escrow account for the property improvement plans required by the franchisors. The Refinanced Additional Grace Mortgage Loan includes the following financial covenants: minimum consolidated net worth, and minimum consolidated liquidity. As of March 31, 2016, the Company was in compliance with these financial covenants.
SN Term Loan
On August 21, 2015, the Company entered into a Term Loan Agreement with Deutsche Bank AG New York Branch, as administrative agent and Deutsche Bank Securities Inc., as sole lead arranger and book-running manager (as amended, the "SN Term Loan"). On October 15, 2015, the Company amended and restated the SN Term Loan and made the initial draw down of borrowings of $96.9 million in connection with the First Summit Closing. On November 2, 2015, the Company drew down borrowings of $26.0 million in connection with the First Noble Closing. On December 2, 2015 the Company drew down borrowings of $42.3 million in connection with the Second Noble Closing. On February 11, 2016 the Company drew down borrowings of $70.4 million in connection with the Third Summit Closing, and amended the SN Term Loan to reduce the lenders’ total commitment from $450.0 million to $293.4 million. Due to this amendment, the Company recorded a reduction to its deferred financing fees associated with the SN Term Loan. The reduction of $2.2 million was reflected as a general and administrative expense in the Consolidated Statements of Operations and Comprehensive Loss.

The SN Term Loan provided for financing (the “Loans”) at a rate equal to a base rate plus a spread of between 3.25% and 3.75% for Eurodollar rate Loans and between 2.25% and 2.75% for base rate Loans, depending on the aggregate debt yield and aggregate loan-to-value of the properties securing the Loans measured periodically. Prior to November 1, 2015, all spreads were 0.5% less than they will be during the rest of the term. The SN Term Loan has a term of three years, with two one-year extension options, and is secured by the fee interest in the hotels as and when they are acquired. The extensions on the SN Term Loan can only occur if certain conditions are met, including a condition that a minimum ratio of net operating income to debt outstanding be satisfied. There can be no assurance that we will be able to meet these conditions and extend this loan pursuant to its terms.
No advance may exceed the lesser of (i) 65% of the aggregate appraised value of the hotels pledged as collateral, (ii) 65% of the aggregate purchase price of the hotels pledged as collateral, and (iii) the adjusted net operating income for the hotels pledged as collateral divided by 11.5%, and no advances may be made after June 30, 2016.

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

Pursuant to the SN Term Loan, the Company agreed to make periodic payments into an escrow account for the property improvement plans required by the franchisors. The SN Term Loan includes the following financial covenants: minimum debt service coverage ratio, minimum consolidated net worth and minimum consolidated liquidity. As of March 31, 2016, the Company was in compliance with these financial covenants.

Note 6 - Promissory Note Payable
The Company’s promissory note payable as of March 31, 2016 and December 31, 2015 were as follows (in thousands):

	Outstanding Promissory Note Payable
Note Payable	March 31, 2016	December 31, 2015	Interest Rate
Summit Loan Promissory Note	$27,648	$—	13.0%
Less: Deferred Financing Fees, Net	181	—
Promissory Notes Payable, Net	$27,467	$—

On February 11, 2016, the Summit Sellers loaned the Company $27.5 million under the Summit Loan. Proceeds from the Summit Loan totaling $20.0 million were used to pay a portion of the purchase price of the Third Summit Closing and proceeds from the Summit Loan totaling $7.5 million were used as a new purchase price deposit on the reinstated Second Summit Closing.
The Summit Loan initially bears interest at a rate of 13.0% per annum, of which 9.0% is paid in cash monthly and an additional 4% (the “Added Rate”) accrues and is compounded monthly and added to the outstanding principal balance at maturity unless otherwise paid in cash by the Company. The Summit Loan has an initial maturity date of February 11, 2017, and the Seller Loan Agreement provides for two one-year extensions at the Company’s option, subject to the payment in cash of the interest accrued at the Added Rate. Upon each extension, the Added Rate will be increased by 1%. The Company must pay principal in the amount of $1.0 million on the last day of May, June, July, August and September 2016. The Company’s obligation to make this $5.0 million in principal amortization payments is secured by a collateral interest in certain cash flows, to the extent received by the Company, related to certain other hotel assets owned by the Company. The Company may pre-pay the Summit Loan in whole or in part without penalty at any time.
The Company also made certain other agreements with respect to future sales and purchases of hotels under the Summit Loan.
Interest expense related to the Company's promissory notes payable for the three months ended March 31, 2016 and for the three months ended March 31, 2015, was $0.5 million and $1.1 million, respectively.

Note 7 - Accounts Payable and Accrued Expenses
The following is a summary of the components of accounts payable and accrued expenses (in thousands):

	March 31, 2016	December 31, 2015
Trade accounts payable and accrued expenses	$77,227	$57,472
Contingent consideration from Barceló Portfolio (see Note 10)	3,757	3,164
Hotel accrued salaries and related liabilities	8,251	6,619
Total	$89,235	$67,255
Note 8 - Common Stock

The Company had 36,627,219 shares and 36,300,777 shares of common stock outstanding and had received total proceeds of $910.6 million and $902.9 million as of March 31, 2016 and December 31, 2015, respectively.

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

On February 3, 2014, the Company's board of directors authorized, and the Company declared, distributions payable in cash to stockholders of record each day during the applicable month equal to $0.0046575343 per day (or $0.0046448087 if a 366-day year), or $1.70 per annum, per share of common stock. The first distribution was paid in May 2014 to holders of record in April 2014. The distributions were payable by the fifth day following each month end to stockholders of record at the close of business each day during the prior month.
To date, the Company has funded all of its cash distributions with proceeds from the Offering, which was suspended as of December 31, 2015.
Because the Company requires funds in addition to its operating cash flow and cash on hand to meet its capital requirements, in March 2016 the Company’s board of directors changed the distribution policy, such that distributions paid with respect to April 2016 were paid in shares of common stock instead of cash. Accordingly, the Company paid a cash distribution to stockholders of record each day during the first quarter ended March 2016, but distributions for subsequent periods have and unless and until the Company's board of directors determines otherwise will continue to be paid in shares of common stock in an amount equivalent to $1.70 per annum, divided by $23.75, until the Company establishes Estimated Per-Share NAV and, thereafter, divided by Estimated Per-Share NAV. The distributions will be made by the fifth day following each month-end to stockholders of record at the close of business each day during the prior month.
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
Share Repurchase Program
On January 28, 2016, the Company announced that its board of directors had unanimously approved an amendment and restatement of the Company's share repurchase program (the "SRP"), which became effective on February 28, 2016. Under the SRP as amended and restated, subject to certain conditions, stockholders that purchased shares of common stock of the Company or received their shares from the Company (directly or indirectly) through one or more non-cash transactions and have held their shares for a period of at least one year may request that the Company repurchase their shares of common stock so long as the repurchase otherwise complies with the provisions of Maryland law. Repurchase requests made following the death or qualifying disability of a stockholder are not subject to any minimum holding period.
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
Repurchases pursuant to the SRP for any given fiscal semester will be funded from proceeds received during that same fiscal semester through the issuance of common stock pursuant to the DRIP unless the board of directors, in its sole discretion, makes available other funds for this purpose. As described further above, beginning with distributions payable with respect to April 2016, the Company commenced paying distributions to its stockholders in shares of common stock instead of cash. Shares are only issued pursuant to the DRIP in connection with distributions paid in cash. The Company also does not expect the board of directors will make other funds available for these purposes until the Company is able to obtain additional liquidity on favorable terms. Accordingly, the Company does not currently expect to make any repurchases under the SRP during 2016.
To the extent the Company makes repurchases under the SRP, the repurchase price per share will be computed as described below.
Until the Company establishes Estimated Per-Share NAV, the repurchase price per share for requests other than for death or disability will be an amount equal to:

•
the lower of $23.13 and 92.5% of the price paid to acquire the shares from the Company, if the person seeking repurchase has held his or her shares for a period greater than one year and less than two years;

•
the lower of $23.75 and 95.0% of the price paid to acquire the shares from the Company, if the person seeking repurchase has held his or her shares for a period greater than two years and less than three years;

•
the lower of $24.38 and 97.5% of the price paid to acquire the shares of the Company, if the person seeking repurchase has held his or her shares for a period greater than three years and less than four years; and

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

•	the lower of $25.00 and 100% of the price paid to acquire the shares from the Company, if the person seeking repurchase has held his or her shares for a period greater than four years.
Following the Company's establishment of Estimated Per-Share NAV, the repurchase price per share for requests other than for death or disability will be an amount equal to the Estimated Per-Share NAV, in each case multiplied by a percentage equal to:

•	92.5%, if the person seeking repurchase has held his or her shares for a period greater than one year and less than two years;

•	95%, if the person seeking repurchase has held his or her shares for a period greater than two years and less than three years;

•	97.5%, if the person seeking repurchase has held his or her shares for a period greater than three years and less than four years; or

•	100%, if the person seeking repurchase has held his or her shares for a period greater than four years.
In the case of requests for death or disability, the repurchase price per share will be equal to:

•	until the Company establishes Estimated Per-Share NAV, the price paid to acquire the shares from the Company, or

•	following the Company's establishment of Estimated Per-Share NAV, the Estimated Per-Share NAV at the time of repurchase.
If the establishment of an Estimated Per-Share NAV occurs during any fiscal semester, any repurchase requests received during such fiscal semester will be paid at the Estimated Per-Share NAV applicable on the last day of the fiscal semester.
Distribution Reinvestment Plan
Pursuant to the Company's distribution reinvestment plan (the "DRIP"), to the extent the Company pays distributions in cash, stockholders may elect to reinvest distributions by purchasing shares of common stock in lieu of receiving cash. No dealer manager fees or selling commissions are paid with respect to shares purchased pursuant to the DRIP. Participants purchasing shares pursuant to the DRIP have the same rights and are treated in the same manner as if such shares were issued pursuant to the primary Offering. The board of directors may designate that certain cash or other distributions be excluded from the DRIP. The Company has the right to amend or suspend any aspect of the DRIP or terminate the DRIP with ten days’ notice to participants. Shares issued under the DRIP are recorded to equity in the accompanying balance sheets in the period distributions are paid. There were 1,126,051 shares issued under the DRIP as of March 31, 2016 and 828,217 shares issued under the DRIP as of December 31, 2015. The Company will not issue any additional shares of common stock under the DRIP unless and until it pays distributions in cash. Because the Company requires funds in addition to its operating cash flow and cash on hand to meet its capital requirements, in March 2016 the Company’s board of directors changed the distribution policy, such that distributions paid with respect to April 2016 were paid in shares of common stock instead of cash.
Note 9 - Fair Value Measurements
The Company is required to disclose the fair value of financial instruments which it is practicable to estimate. The fair value of cash and cash equivalents, accounts receivable and accounts payable and accrued expenses approximate their carrying amounts due to the relatively short maturity of these items. The following table shows the carrying values and the fair values of material liabilities that qualify as financial instruments (in thousands):

	March 31, 2016
	Carrying Amount	Fair Value
Mortgage and promissory notes payable(1)	$1,455,074	$1,460,082
(1) Carrying amount does not include the associated deferred financing fees as of March 31, 2016.
The fair value of the mortgage and promissory notes payable were determined using the discounted cash flow method and applying current market rates and is classified as level 3 under the fair value hierarchy. As described in Note 10 - Commitments and Contingencies, the carrying amount of the contingent consideration related to the Barceló Portfolio acquisition was remeasured to fair value as of March 31, 2016.

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

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
Contingent Consideration
Included as part of the acquisition of the Barceló Portfolio is a contingent consideration payable to the seller based on the operating results of the Baltimore Courtyard, Providence Courtyard and Stratford Homewood Suites. The amount payable is calculated by applying a contractual capitalization rate to the excess earnings before interest, taxes, depreciation and amortization earned in the second year after the acquisition over an agreed upon target. In the first quarter ended March 31, 2016, the Company revised its forecast resulting in an increase in the contingent consideration payable of $0.6 million. The change in the contingent consideration payable is reflected in other income (expense) in the consolidated statements of operations and comprehensive loss for the three-month period ended March 31, 2016. The contingent consideration payable as of March 31, 2016 is $3.8 million. The Company anticipates paying the contingent consideration by December 31, 2016.
Note 11 - Related Party Transactions and Arrangements
As of March 31, 2016, American Realty Capital Hospitality Special Limited Partner, LLC (the "Special Limited Partner"), which is wholly owned by AR Capital, owned 8,888 shares of the Company’s outstanding common stock. Additionally, as of March 31, 2016, AR Capital, the parent of the Sponsor, owned 22,222 shares of the Company's outstanding common stock.
The Company's Former Dealer Manager served as the dealer manager of the IPO. SK Research, LLC and American National Stock Transfer, LLC ("ANST"), both subsidiaries of the parent company of the Former Dealer Manager, provided other general professional services through December 2015 and January 2016, respectively. RCS Capital Corporation, the parent company of the Former Dealer Manager and certain of its affiliates that provided services to the Company, filed for Chapter 11 bankruptcy protection in January 2016, prior to which it was also under common control with AR Capital, the parent of the Company's Sponsor, and AR Global.
The Advisor and its affiliates are entitled to a variety of fees, and may incur and pay costs and fees on behalf of the Company for which they are entitled to reimbursement. The Company had a payable due to related parties related to operating, acquisition, financing and offering costs of $7.1 million and $6.5 million as of March 31, 2016 and December 31, 2015, respectively.
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

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

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
The table below shows the commissions and fees incurred from and payable to the Former Dealer Manager for the Offering during the three months ended March 31, 2016 and 2015, and the associated payable as of March 31, 2016 and December 31, 2015, which is recorded in due to related parties on the Company's consolidated balance sheets (in thousands):

	Three Months Ended March 31,		Payable as of
	2016	2015	March 31, 2016	December 31, 2015
Total commissions and fees incurred from the Dealer Manager	$71	$15,530	$—	$1
The Advisor and its affiliates were paid compensation and/or received reimbursement for services relating to the Offering, including transfer agency services provided by ANST, an affiliate of the Former Dealer Manager. The Company is responsible for the Offering and related costs (excluding selling commissions and dealer manager fees) up to a maximum of 2.0% of gross proceeds received from the Offering, measured at the end of the Offering. Offering costs in excess of the 2.0% cap as of the end of the Offering are the Advisor’s responsibility. As of March 31, 2016, Offering and related costs (excluding selling commissions and dealer manager fees) exceeded 2.0% of gross proceeds received from the Offering by $5.9 million.
Offering costs incurred by the Advisor or its affiliated entities on behalf of the Company have generally been recorded as a reduction to additional paid-in-capital on the accompanying consolidated balance sheets. The table below shows compensation and reimbursements incurred and payable to the Advisor and its affiliates for services relating to the Offering during the three months ended March 31, 2016 and the three months ended March 31, 2015, and the associated amounts payable as of March 31, 2016 and December 31, 2015, which is recorded in due to related parties on the Company’s consolidated balance sheets (in thousands).

	Three Months Ended March 31,		Payable as of
	2016	2015	March 31, 2016	December 31, 2015
Total compensation and reimbursement for services provided by the Advisor and its affiliates related to the Offering	$—	$3,962	$433	$787

AR Capital was a party to a services agreement with RCS Advisory Services, LLC ("RCS Advisory"), an affiliate of the Former Dealer Manager, pursuant to which RCS Advisory and its affiliates provided the Company and certain other companies sponsored by AR Global with services (including, without limitation, transaction management, compliance, due diligence, event coordination and marketing services, among others) on a time and expenses incurred basis or at a flat rate based on services performed. AR Capital instructed RCS Advisory to stop providing such services in November 2015 and no services have since been provided by RCS Advisory.
The Company was also party to a transfer agency agreement with ANST, pursuant to which ANST provided the Company with transfer agency services (including broker and stockholder servicing, transaction processing, year-end IRS reporting and other services), and supervisory services overseeing the transfer agency services performed by a third-party transfer agent. AR Global received written notice from ANST on February 10, 2016 that it would wind down operations by the end of the month and would withdraw as the transfer agent effective February 29, 2016. On February 26, 2016, the Company entered into a definitive agreement with DST Systems, Inc., its previous provider of sub-transfer agency services, to provide the Company directly with transfer agency services (including broker and stockholder servicing, transaction processing, year-end IRS

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

reporting and other services). Following the suspension of the IPO, fees payable with respect to transfer agency services are included in general and administrative expenses on the consolidated statements of operations and comprehensive loss during the period the service was provided.
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
The Advisor receives a fee for asset management services it provides to the Company. For asset management services provided by the Advisor prior to October 1, 2015, the Advisor received a subordinated participation in the form of performance-based restricted, forfeitable partnership units of the OP (designated as “Class B Units”).
On November 11, 2015, the Company, the OP and the Advisor agreed to an amendment to the advisory agreement (as amended, the "Advisory Agreement"), pursuant to which, effective October 1, 2015, the Company became required to pay asset management fees in cash (subject to certain coverage limitations during the pendency of the Offering), or shares of the Company's common stock, or a combination of both, at the Advisor’s election, and the asset management fee is paid on a monthly basis. The monthly fees are equal to:

•	The cost of the Company’s assets, (until the Company establishes Estimated Per-Share NAV, then the lower of the cost of the Company's assets and the fair value of the Company's assets), multiplied by

•	0.0625%.
For asset management services provided by the Advisor prior to October 1, 2015, the Company issued Class B Units on a quarterly basis in an amount equal to:
•The cost of the Company’s assets multiplied by
•0.1875%, divided by

•
The value of one share of common stock as of the last day of such calendar quarter, which was equal to $22.50 (the Offering price prior to its suspension minus selling commissions and dealer manager fees).

The Advisor is entitled to receive distributions on the Class B Units it has received in connection with its asset management subordinated participation at the same rate as distributions received on the Company’s common stock. Such distributions are in addition to the incentive fees and other distributions the Advisor and its affiliates may receive from the Company and the OP, including without limitation, the annual subordinated performance fee and the subordinated participation in net sales proceeds, the subordinated incentive listing distribution or the subordinated distribution upon termination of the Advisory Agreement, each as described below.

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

The Class B Units do not become unrestricted until certain performance conditions are satisfied, including until the adjusted market value of the OP’s assets plus applicable distributions equals or exceeds the aggregate capital contributed by investors plus an amount equal to a 6.0% cumulative, pre-tax, non-compounded annual return to investors, and the occurrence of a sale of all or substantially all of the OP’s assets, a listing of the Company’s common stock, or a termination of the Advisory Agreement without cause. A total of 524,956 Class B Units have been issued as of March 31, 2016 for asset management services performed by the Advisor.
The issuance of Class B Units did not result in any expense on the Company’s consolidated statements of operations, except for distributions paid on the Class B Units. The Class B Units distribution expense was $0.2 million and less than $0.1 million for the three months ended March 31, 2016, and 2015, respectively. As of March 31, 2016 the Company had a payable of $0.1 million related to Class B Units distributions.
The table below presents the asset management fees, acquisition fees, acquisition cost reimbursements and financing coordination fees charged by the Advisor in connection with the operations of the Company for the three months ended March 31, 2016 and March 31, 2015, and the associated payable as of March 31, 2016 and December 31, 2015, which is recorded in due to related parties on the Company's consolidated balance sheets (in thousands):

	Three Months Ended March 31,		Payable as of
	2016	2015	March 31, 2016	December 31, 2015
Asset management fees	$4,457	$—	$218	$1,190
Acquisition fees	$1,624	$27,122	$—	$—
Acquisition cost reimbursements	$108	$1,808	$—	$—
Financing coordination fees	$206	$11,835	$—	$—
	$6,395	$40,765	$218	$1,190
In March 2016, the Company, the OP and the Advisor further amended (the "Amendment") the Advisory Agreement to provide the Company with the right to pay up to $500,000 per month of asset management fees payable to the Advisor under the Advisory Agreement in shares of the Company’s common stock for the period of time beginning on June 1, 2016 and ending on June 1, 2017. The Company's right to pay such portion of the asset management fees in shares of common stock will commence on the date (the “Trigger”) that the elimination of its payment of cash distributions is insufficient to provide adequate liquidity levels consistent with assumptions mutually agreed to in good faith by the Company's independent directors and the Advisor from time to time (the “Relief Period”). The Company's right is subject to termination on the earlier of:

•
the date on which the Company has completed a public or private offering, which provides net proceeds in excess of $500,000 multiplied by the remaining months prior to June 1, 2017, after repayment or redemption of any indebtedness or preferred stock which is repayable or redeemable out of the proceeds of such offering;

•
the date on which the Company has completed an asset sale or borrowing, which provides net proceeds in excess of $50.0 million, after repayment or redemption of any indebtedness or preferred stock which is repayable or redeemable out of the proceeds of such transaction;

•	the date that the Company’s board of directors declares a distribution all or a portion of which is payable in cash;

•
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

•	termination of the Advisory Agreement; or

•	the date on which the amendment to the Company’s charter, as described below, is not approved by its stockholders.
If an event described in the fourth or fifth bullets above occurs, the Company has agreed to redeem any shares of common stock issued to the Advisor as payment of asset management fees as described above for cash at the original issuance price.

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

Pursuant to the Amendment, the Company also agreed to certain registration rights for the benefit of the Advisor with respect to the resale of the shares of common stock issued to the Advisor as payment of asset management fees as described above.
Pursuant to the Amendment, the Company also agreed, subject to approval of its stockholders of an amendment to the Company’s charter which the Company has agreed to present to its stockholders at the 2016 annual meeting, to extend the term of the Advisory Agreement to June 1, 2017 and that the notice period for terminating the Advisory Agreement will be ninety (90) days’ notice instead of sixty (60) days’ notice if the Trigger occurs prior to an expiration of the term. The Company’s 2016 annual meeting, at which its stockholders will vote on this charter amendment, is scheduled for June 30, 2016.
In order to increase operating cash flows and the ability to pay distributions from operating cash flows, the Advisor may elect to waive certain fees. Because the Advisor may waive certain fees, cash flow from operations that would have been paid to the Advisor may be available to pay distributions to stockholders. The fees that may be forgiven are not deferrals and accordingly, will not be paid to the Advisor. In certain instances, to improve the Company’s working capital, the Advisor may elect to absorb a portion of the Company’s general and administrative costs. No expenses were absorbed by the Advisor during the three months ended March 31, 2016 or the three months ended March 31, 2015, respectively.
The Company reimburses the Advisor’s costs for providing administrative services, subject to the limitation that the Company will not reimburse the Advisor for any amount by which the Company’s operating expenses at the end of the four preceding fiscal quarters exceeds the greater of (a) 2.0% of average invested assets and (b) 25.0% of net income other than any additions to reserves for depreciation, bad debt, impairment or other similar non-cash reserves and excluding any gain from the sale of assets for that period, unless the Company’s independent directors determine that such excess was justified based on unusual and nonrecurring factors which they deem sufficient, in which case the excess amount may be reimbursed to the Advisor in subsequent periods. Additionally, the Company reimburses the Advisor for personnel costs in connection with other services; however, the Company will not reimburse the Advisor for personnel costs, including executive salaries, in connection with services for which the Advisor receives acquisition fees, acquisition expenses or real estate commissions. Reimbursements to the Advisor for the three months ended March 31, 2016 were $0.6 million and are included in general and administrative expenses on the consolidated statements of operations and comprehensive loss. As of March 31, 2016, the Company had a payable to the Advisor of $0.4 million related to these services.
The Advisor at its election may also contribute capital to enhance the Company’s cash position for working capital and distribution purposes. Any contributed capital amounts are not reimbursable to the Advisor. Further, any capital contributions are made without any corresponding issuance of common or preferred shares. There were no contributions to capital from the Advisor for the three months ended March 31, 2016 and three months ended March 31, 2015, respectively.
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

The Company also will pay its Property Manager (which payment has been assigned to Crestline) an annual incentive fee equal to 15% of the amount by which the operating profit from the properties sub-managed by Crestline for such fiscal year (or partial fiscal year) exceeds 8.5% of the total investment of such properties. The Company may, in the future, pay similar fees its Property Manager (which payment may be assigned to third-party sub-property managers) with respect to properties sub-managed by third-party sub-property managers. Incentive fees incurred by the Company were approximately $0.1 million for the three months ended March 31, 2016 and no incentive fees were incurred by the Company for the three months ended March 31, 2015.
The table below shows the management fees and reimbursable expenses incurred by the Company from Crestline or the Property Manager (and not payable to a third party sub-property manager) during the three months ended March 31, 2016 and 2015, respectively, and the associated payable as of March 31, 2016 and December 31, 2015 (in thousands):

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

	Three Months Ended March 31,		Payable as of
	2016	2015	March 31, 2016	December 31, 2015
Total management fees and reimbursable expenses incurred from Crestline	$3,722	$1,712	$1,621	$1,106
Total management fees incurred from Property Manager	$1,946	$238	$4,449	$3,553
Total	$5,668	$1,950	$6,070	$4,659
Fees and Participations Paid in Connection with the Liquidation or Listing
The Company is required to pay the Advisor an annual subordinated performance fee calculated on the basis of the Company’s total return to stockholders, payable monthly in arrears, such that for any year in which the Company’s total return on stockholders’ capital exceeds 6.0% per annum, the Advisor will be entitled to 15.0% of the excess total return but not to exceed 10.0% of the aggregate total return for such year. This fee will be payable only upon the sale of assets, other disposition or refinancing of such assets, which results in the return on stockholders’ capital exceeding 6.0% per annum. No subordinated performance fees were incurred during the three months ended March 31, 2016 or March 31, 2015, respectively.
The Company may pay a brokerage commission to the Advisor on the sale of property, not to exceed the lesser of 2.0% of the contract sale price of the property and 50.0% of the total brokerage commission paid if a third-party broker is also involved; provided, however, that in no event may the real estate commissions paid to the Advisor, its affiliates and unaffiliated third parties exceed the lesser of 6.0% of the contract sales price and a reasonable, customary and competitive real estate commission, in each case, payable to the Advisor if the Advisor or its affiliates, as determined by a majority of the independent directors, provided a substantial amount of services in connection with the sale. No such fees were incurred during the three months ended March 31, 2016 or March 31, 2015, respectively.
The Special Limited Partner is entitled to receive a subordinated participation in the net sales proceeds of the sale of real estate assets of 15.0% of the remaining net sale proceeds after return of capital contributions to investors plus payment to investors of a 6.0% cumulative, pre-tax, non-compounded annual return on the capital contributed by investors. The Special Limited Partner will not be entitled to the subordinated participation in net sale proceeds unless the Company’s investors have received a 6.0% cumulative non-compounded return on their capital contributions plus the return of their capital. No such participation became due and payable during the three months ended March 31, 2016 or March 31, 2015, respectively.
If the common stock of the Company is listed on a national exchange, the Special Limited Partner is entitled to receive a subordinated incentive listing distribution of 15.0% of the amount by which the Company’s market value plus distributions exceeds the aggregate capital contributed by investors plus an amount equal to a 6.0% cumulative, pre-tax, non-compounded annual return on their capital contributions. The Special Limited Partner will not be entitled to the subordinated incentive listing distribution unless investors have received a 6.0% cumulative, pre-tax non-compounded annual return on their capital contributions. No such distributions were incurred during the three months ended March 31, 2016 or March 31, 2015, respectively. Neither the Special Limited Partner nor any of its affiliates can earn both the subordinated participation in the net sale proceeds and the subordinated incentive listing distribution.
Upon termination or non-renewal of the Advisory Agreement with the Advisor, with or without cause, the Special Limited Partner, through its controlling interest in the Advisor, is entitled to receive distributions from the OP equal to 15.0% of the amount by which the sum of the Company’s market value plus distributions exceeds the sum of the aggregate capital contributed by investors plus an amount equal to a 6.0% cumulative, pre-tax, non-compounded annual return to investors. The Special Limited Partner may elect to defer its right to receive a subordinated distribution upon termination until either a listing on a national securities exchange or other liquidity event occurs. No such distributions were incurred during the three months ended March 31, 2016 or March 31, 2015, respectively.
Note 12 - Economic Dependency

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

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
Sales of Common Stock
Subsequent to the quarter ended March 31, 2016 and through May 2, 2016, the Company issued 316,297 shares of common stock as distributions and under the DRIP.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read in conjunction with the accompanying condensed consolidated financial statements of American Realty Capital Hospitality Trust, Inc. and the notes thereto. As used herein, the terms "Company" "we" "our" "our company" or "us" refer to American Realty Capital Hospitality Trust, Inc., a Maryland corporation, including, as required by context, to American Realty Capital Hospitality Operating Partnership, L.P., a Delaware limited partnership, which we refer to as the "OP," and to its subsidiaries. We are externally managed by American Realty Capital Hospitality Advisors, LLC (our "Advisor"), a Delaware limited liability company.
Forward-Looking Statements
Certain statements included in this Quarterly Report on Form 10-Q are forward-looking statements. Those statements include statements regarding the intent, belief or current expectations of our company and members of our management team, as well as the assumptions on which such statements are based, and generally are identified by the use of words such as "may," "will," "seeks," "anticipates," "believes," "estimates," "expects," "plans," "intends," "should" or similar expressions. Actual results may differ materially from those contemplated by such forward-looking statements. Further, forward-looking statements speak only as of the date they are made, and we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time, unless required by law.
The following are some of the risks and uncertainties, although not all risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•
All of our executive officers are also officers, managers and/or holders of a direct or indirect controlling interest in the Advisor or other entities affiliated with AR Capital, LLC (“AR Capital”), the parent of our sponsor, American Realty Capital IX, LLC (the "Sponsor"), and AR Global Investments, LLC, the successor to AR Capital’s business (“AR Global”). As a result, our executive officers, our Advisor and its affiliates face conflicts of interest, including significant conflicts created by our Advisor's compensation arrangements with us. These conflicts could result in unanticipated actions.

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

•
Because we require funds in addition to our operating cash flow and cash on hand to meet our capital requirements, beginning with distributions payable with respect to April 2016 we began paying distributions to our stockholders in shares of common stock instead of cash. There can be no assurance that we will continue to pay distributions in shares of common stock or resume paying distributions in cash in the future. Our ability to make future cash distributions will depend on our future cash flows and may be dependent on our ability to obtain additional liquidity on favorable terms.

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

Overview
We were incorporated on July 25, 2013 as a Maryland corporation and qualified as a REIT beginning with the taxable year ended December 31, 2014. We were formed primarily to acquire lodging properties in the midscale limited service, extended stay, select service, upscale select service, and upper upscale full service segments within the hospitality sector. As of March 31, 2016, we had acquired or had an interest in a total of 142 hotels with a total of 17,351 guestrooms located in 32 states. As of March 31, 2016, all but one of our hotels operated under a franchise or license agreement with a national brand owned by one of Hilton Worldwide, Inc., Marriott International, Inc., Starwood Hotels and Resorts Worldwide, Hyatt Hotels Corporation, and Intercontinental Hotels Group or one of their respective subsidiaries or affiliates.
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

Because we require funds in addition to our operating cash flow and cash on hand to meet our capital requirements, beginning with distributions payable with respect to April 2016 we began paying distributions to our stockholders in shares of common stock instead of cash. Concurrently with this change to our distribution policy, we amended our agreement with our Advisor to give us the right, for a period commencing on June 1, 2016 and ending on June 1, 2017, subject to certain conditions, to pay up to $500,000 per month of asset management fees payable to our Advisor under our agreement with our Advisor in shares of our common stock.

We believe the changes to our distribution policy and amendments to our agreement with our Advisor to permit the payment of the asset management fee in shares of our common stock under certain circumstances will provide adequate liquidity to satisfy our capital requirements for the next twelve months, but these measures may not be sufficient to meet our capital requirements for this period.
As of March 31, 2016, we had approximately 36.6 million shares of common stock outstanding and had received total proceeds of approximately $910.6 million, including shares issued under the DRIP and net of repurchases.
We expect to establish our estimated net asset value per share of common stock (“Estimated Per-Share NAV”) as of March 31, 2016, no later than July 2, 2016, which is 150 days following the second anniversary of the date that we broke escrow in our IPO. After we have initially established our Estimated Per-Share NAV, we expect to update it periodically, at the discretion of our board of directors, provided that such updated estimates will be made at least once annually.
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

We, directly or indirectly through our taxable REIT subsidiaries, enter into agreements with the Property Manager, which, in turn, engages Crestline or a third-party sub-property manager to manage our hotel properties. Crestline is a leading hospitality management company in the United States, and as of March 31, 2016, had 106 hotels and 15,800 rooms under management in 28 states and the District of Columbia. As of March 31, 2016, 72 of our hotels and 9,594 rooms were managed by Crestline, and 70 of our hotels and 7,757 rooms were managed by third-party sub-property managers.
Significant Accounting Estimates and Critical Accounting Policies
Principles of Consolidation
The accompanying consolidated financial statements include our accounts and those of our subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation. In determining whether we have a controlling financial interest in a joint venture and the requirement to consolidate the accounts of that entity, management considers factors such as percentage ownership interest, authority to make decisions and contractual and substantive participating rights of the other partners or members as well as whether the entity is a variable interest entity for which we are the primary beneficiary.
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
Below-Market Lease
The below-market lease intangible is based on the difference between the market rent and the contractual rent and is discounted to a present value using an interest rate reflecting our current assessment of the risk associated with the leases assumed at acquisition. Acquired lease intangible assets are amortized over the remaining lease term. The amortization of a below-market lease is recorded as an increase to rent expense on the consolidated statements of operations.
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
In April 2015, the Financial Accounting Standards Board (“FASB”) issued ASU 2015-03 Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”), which was designed to simplify the presentation of debt issuance costs. The amendments in ASU 2015-03 require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Prior to application of this new guidance, we presented debt issuance costs as an asset on the consolidated balance sheet. The recognition and measurement guidance for debt issuance costs were not affected by the amendments in ASU 2015-03. We adopted this ASU as of January 1, 2016. The impact to the Consolidated Balance Sheets as of March 31, 2016, and December 31, 2015, was to reduce total assets and mortgage and promissory notes payable by $14.8 million and $18.8 million, respectively.
Variable Interest Entities

Accounting Standards Codification 810 ("ASC 810"), Consolidation contains the guidance surrounding the definition of variable interest entities ("VIE"), the definition of variable interests and the consolidation rules surrounding VIEs. In general, VIEs are entities in which equity investors lack the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. We have variable interests in VIEs through our investments in entities which own the Westin Virginia Beach Town Center (the "Westin Virginia Beach") and the Hilton Garden Inn Blacksburg.
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
In February 2015, the FASB issued Accounting Standards Update 2015-02 (“ASU 2015-02”), which amended ASC 810. The amendments modify the evaluation of whether certain legal entities are VIEs, eliminate the presumption that a general partner should consolidate a limited partnership and affect the consolidation analysis of reporting entities that are involved with VIEs. The revised guidance was effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. We adopted this guidance effective January 1, 2016. We have evaluated the impact of the adoption of the new guidance on our consolidated financial statements and we have determined that our OP is considered a VIE. However, we meet the disclosure exemption criteria as we are the primary beneficiary of the VIE and our partnership interest is considered a majority voting interest. As such, the new guidance did not have an impact on our consolidated financial statements.

We hold an interest in BSE/AH Blacksburg Hotel, LLC (the "HGI Blacksburg JV"), an entity that owns the assets of the Hilton Garden Inn Blacksburg, and an interest in TCA Block 7 Hotel, LLC (the "Westin Virginia Beach JV"), an entity that owns the assets of the Westin Virginia Beach.

During the quarter ended June 30, 2015, upon the acquisition of an additional equity interest in the HGI Blacksburg JV, we concluded that we were the primary beneficiary, with the power to direct activities that most significantly impact its economic performance, and therefore consolidated the entity in our consolidated financial statements subsequent to the acquisition (See Note 3 - Business Combinations to our accompanying consolidated financial statements included in this Quarterly Report on Form 10-Q).We have concluded we are not the primary beneficiary with the power to direct activities that most significantly impact economic performance of the Westin Virginia Beach JV, and have therefore not consolidated the entity.

We have accounted for the entity under the equity method of accounting and included it in investments in unconsolidated entities in the accompanying consolidated balance sheets.
Revenue Recognition
We recognize hotel revenue as earned, which is generally defined as the date upon which a guest occupies a room or utilizes the hotel services.
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
Earnings/Loss per Share
We calculate basic income or loss per share by dividing net income or loss for the period by the weighted-average shares of our common stock outstanding for a respective period. Diluted income per share takes into account the effect of dilutive instruments, such as stock options and unvested stock awards, except when doing so would be anti-dilutive. In May 2016, we paid distributions in shares of common stock and adjusted retroactively for all periods presented our computation of loss per share in order to reflect this change in capital structure. The impact to the quarter ended March 31, 2016 and the quarter ended March 31, 2015, was to increase the weighted average shares of our common stock outstanding by 215,480 weighted average shares, from 36,523,533 weighted average shares and 13,011,673 weighted average shares, respectively.
.
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
Advertising Costs
We expense advertising costs for hotel operations as incurred. These costs were $3.8 million for the three months ended March 31, 2016 and $1.4 million for the three months ended March 31, 2015.
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
Derivative Transactions
We at certain times enter into derivative instruments to hedge exposure to changes in interest rates. Our derivatives as of March 31, 2016, consisted of interest rate cap agreements, which we believe will help to mitigate our exposure to increasing borrowing costs under floating rate indebtedness. We have elected not to designate our interest rate cap agreements as cash flow hedges. The impact of the interest rate caps for the three months ended March 31, 2016, to the consolidated financial statements was immaterial.
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
Our Occ, ADR and RevPAR performance may be affected by macroeconomic factors such as regional and local employment growth, personal income and corporate earnings, office vacancy rates and business relocation decisions, airport and other business and leisure travel, new hotel property construction, renovations and the pricing strategies of competitors. In addition, our Occ, ADR and RevPAR performance is dependent on the continued success of our franchisors and brands.

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
See Note 3 - Business Combinations to our accompanying consolidated financial statements included in this Quarterly Report on Form 10-Q, for additional discussion of these transactions.
Following amendments to our agreement with the Advisor and the limited partnership agreement of the OP on November 11, 2015, we became required to pay asset management fees, which may be in cash, shares of our common stock or a combination of both, at the Advisor’s election, on a monthly basis effective October 1, 2015, equal to the cost of our assets (until we establish Estimated Per-Share NAV, then the lower of the cost of our assets and the fair value of our assets), multiplied by 0.0625%. We ceased causing units of limited partnership in our OP entitled "Class B Units" ("Class B Units") to be issued to the Advisor with respect to periods commencing on or after September 30, 2015. Historically, the issuance of Class B Units was not reflected as an expense in our Consolidated Statements of Operations, except for the distributions made on the associated Class B Units. Beginning in the fourth quarter of 2015, our Consolidated Statements of Operations include an expense for the asset management fee payable in cash, shares of our common stock or a combination thereof.

In March of 2016, we amended our agreement with our Advisor to give us the right, for a period commencing on June 1, 2016 and ending on June 1, 2017, subject to certain conditions, to pay up to $500,000 per month of asset management fees payable to our Advisor under our agreement with our Advisor in shares of our common stock.
Comparison of the Three Months Ended March 31, 2016 to the Three Months Ended March 31, 2015
Room revenues were $127.4 million for the three months ended March 31, 2016, compared to room revenues of $50.5 million for the three months ended March 31, 2015. The increase in room revenues was primarily due to our acquisitions.
We generally expect that room revenues will make up a significant majority of our total revenues, therefore our revenue results will be highly dependent on maintaining and improving Occ and ADR, which drive RevPAR.
The following table presents operating information of the hotels in our portfolio for the periods in which we have owned them.

	Three Months Ended
Total Portfolio	March 31, 2016	March 31, 2015
Number of rooms	17,351	14,922
Occ	69.5%	77.1%
ADR	$119.94	$122.86
RevPAR	$83.39	$94.72

Our results of operations only include the results of operations of the hotels we have acquired beginning on the date of each hotel's acquisition. The following table presents pro-forma operating information of the hotels in our portfolio as if we had owned each hotel in our portfolio for the full periods presented. The information in the table includes the hotels that were under renovation within the quarter ended March 31, 2016. The hotel business is capital-intensive and renovations are a regular part of the business. A large-scale capital project that would cause a hotel to be considered to be under renovation and excluded for these purposes is an extensive renovation of core aspects of the hotel, such as rooms, meeting space, lobby, bars, restaurants, and other public spaces. Both quantitative and qualitative factors are taken into consideration in determining if a particular renovation would cause a hotel to be considered to be under renovation for these purposes, including unusual or exceptional circumstances such as: a reduction or increase in room count, a significant alteration of the business operations, or the closing of material portions of the hotel during the renovation.

	Three Months Ended
Pro forma (142 hotels)	March 31, 2016	March 31, 2015
Number of rooms	17,351	17,351
Occ	69.4%	72.6%
ADR	$119.77	$116.86
RevPAR	$83.17	$84.82
RevPAR change	(1.9)%

The following table presents pro-forma operating information of the hotels in our portfolio as if we had owned each hotel in our portfolio for the full periods presented, further adjusted to exclude the impact of 28 hotels that were under renovation within the quarter ended March 31, 2016.

	Three Months Ended
Pro forma hotels not under renovation (114 hotels)	March 31, 2016	March 31, 2015
Number of rooms	13,762	13,762
Occ	71.8%	72.1%
ADR	$120.12	$117.47
RevPAR	$86.21	$84.72
RevPAR change	1.8%

Pro-forma RevPAR for the three months ended March 31, 2016, compared to the three months ended March 31, 2015, decreased by 1.9% due to a decrease in occupancy and RevPAR driven by the impact of hotels under renovation. Pro-forma RevPAR for our hotels not under renovation increased 1.8% in the current period as compared to the prior year period.
Other non-room operating revenues for the portfolio include food and beverage, and other ancillary revenues such as conference center, market, parking, telephone and cancellation fees. Total non-room operating revenues, including the results of the hotels in our portfolio as if we had owned each hotel in our portfolio for the three months ended March 31, 2016, and the three months ended March 31, 2015, decreased approximately 8.4% over the prior year period driven by the impact of hotels under renovation.
Our operating expenses include labor expenses incurred in the day-to-day operation of our hotels. Our hotels have a variety of fixed expenses, such as essential hotel staff, real estate taxes and insurance, and these expenses do not change materially even if the revenues at the hotels fluctuate. Our primary operating expenses are described below:

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

•
Management fees: Base management fees paid are computed as a percentage of gross revenue. Incentive management fees may be paid when operating profit or other performance metrics exceed certain threshold levels. Asset management fees are computed as a percentage of our assets.

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

Total operating expenses (excluding depreciation and amortization), including the results of the hotels in our portfolio as if we had owned each hotel in our portfolio for the three months ended March 31, 2016, and the three months ended March 31, 2015, increased approximately 15.0% over the prior year period due to asset management fees paid in cash in the 2016 period and the impact of hotels under renovation. Hotels under renovation had a higher percentage increase in operating expenses due to costs incurred as a result of the business disruption associated with the renovations.
Depreciation and amortization increased approximately $16.5 million for the three months ended March 31, 2016, compared to the prior year period, due primarily to acquisitions.
Interest expense increased approximately $13.0 million for the three months ended March 31, 2016, compared to the prior year period, due primarily to additional mortgage debt and the issuance of mandatorily redeemable preferred securities related to the acquisition of the Grace Portfolio.
Acquisition and transaction related costs decreased approximately $12.2 million for the three months ended March 31, 2016, compared to the prior year period. Acquisition and transaction related costs for the three months ended March 31, 2016 were attributable to costs associated with the acquisition of the Third Summit Portfolio and forfeited deposits related to terminated acquisitions of approximately $22.0 million. Acquisition and transaction related costs for the three months ended March 31, 2015 were attributable to costs associated with the acquisition of the Grace Portfolio.
General and administrative increased approximately $1.8 million for the three months ended March 31, 2016, compared to the prior year period, primarily due to the write-off of deferred financing fees of $2.2 million and due to expense reimbursements incurred from our Advisor of $0.6 million.
Other income (expense) changed by approximately $0.6 million for the three months ended March 31, 2016, compared to the prior year period, primarily reflecting the increase in contingent consideration payable to the sellers of the Barceló Portfolio.
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
Neither the SEC, NAREIT, the IPA nor any other regulatory body or industry trade group has passed judgment on the acceptability of the adjustments that we use to calculate FFO or MFFO. In the future, NAREIT, the IPA or another industry trade group may publish updates to the White Paper or the Practice Guideline or the SEC or another regulatory body could standardize the allowable adjustments across the publicly registered, non-listed REIT industry and we would have to adjust our calculation and characterization of FFO or MFFO accordingly.
The table below reflects the items deducted from or added to net loss attributable to stockholders in our calculation of FFO and MFFO for the periods indicated. In calculating our FFO and MFFO, we exclude the impact of amounts attributable to our non-controlling interests and the portion of the adjustment allocable to non-controlling interests.

	For the Three Months Ended March 31, 2016	For the Three Months Ended March 31, 2015
Net loss attributable to stockholders (in accordance with GAAP)	$(43,914)	$(39,976)
Depreciation and amortization	23,553	7,071
Adjustment to Company's share of depreciation and amortization for variable interest entities	88	111
FFO attributable to stockholders	$(20,273)	$(32,794)
Acquisition fees and expenses	25,065	37,283
Change in fair value of contingent consideration	593	—
Amortization of below-market lease intangible asset, net	100	105
MFFO attributable to stockholders	$5,485	$4,594

Cash Flows
Net cash provided by operating activities was $10.9 million for the three months ended March 31, 2016. Cash provided by operating activities was positively impacted primarily by increases in accounts payable and accrued expenses, partially offset by acquisition and transaction related costs, increases in restricted cash, and increases in prepaid expenses and other assets.
Net cash used in investing activities was $86.6 million for the three months ended March 31, 2016, attributable to acquisitions and capital investments in our properties, partially offset by a decrease in restricted cash.
Net cash flow provided by financing activities was $56.6 million for the three months ended March 31, 2016. Cash provided by financing activities was primarily impacted by proceeds from mortgage notes payable, partially offset by distributions paid and restricted cash for debt service.
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
Liquidity and Capital Resources
As of March 31, 2016, we had cash on hand of $27.8 million. Under certain of our debt obligations, we are required to maintain minimum liquidity of $20.0 million to comply with financial covenants and we expect to satisfy this covenant through liquidity we maintain at individual hotels as well as through other sources.
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
Our major capital requirements during 2016 include capital expenditures required pursuant to our franchise agreements and related escrows required under our indebtedness, interest and principal payments under our indebtedness, interest payments on the Grace Preferred Equity Interests and asset management fees and expense reimbursements payable to our Advisor. We are also required to fund up to $81.6 million in closing consideration for our Pending Acquisition (including amounts we intend to finance), which is scheduled to occur in December 2016. Failure to do so could cause us to forfeit up to $7.5 million in non-refundable earnest money deposits.
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
Hotels under renovation adversely impacted our operating results and hence our operating cash flow during the quarter ended March 31, 2016, and this adverse impact may continue in future periods as our PIP work proceeds.
Because we require funds in addition to our operating cash flow and cash on hand to meet our capital requirements, beginning with distributions payable with respect to April 2016 we began paying distributions to our stockholders in shares of common stock instead of cash.
Concurrently with this change in our distribution policy, we amended (the “Amendment”) our agreement with our Advisor (as amended, the “Advisory Agreement”) to provide us with the right to pay up to $500,000 per month of asset management fees payable to our Advisor under the Advisory Agreement in shares of our common stock for the period of time beginning on June 1, 2016 and ending on June 1, 2017. Our right to pay such portion of the asset management fees in shares of common stock will commence on the date (the “Trigger”) that the elimination of our payment of cash distributions is insufficient to provide adequate liquidity levels consistent with assumptions mutually agreed to in good faith by our independent directors and our Advisor from time to time (the “Relief Period”). This right is subject to termination on the earlier of:

•
the date on which we have completed a public or private offering, which provides net proceeds in excess of $500,000 multiplied by the remaining months prior to June 1, 2017, after repayment or redemption of any indebtedness or preferred stock which is repayable or redeemable out of the proceeds of such offering;

•
the date on which we have completed an asset sale or borrowing, which provides net proceeds in excess of $50.0 million, after repayment or redemption of any indebtedness or preferred stock which is repayable or redeemable out of the proceeds of such transaction;

•	the date that our board of directors declares a distribution all or a portion of which is payable in cash;

•
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

•	termination of the Advisory Agreement; or

•	the date on which the amendment to our charter, as described below, is not approved by our stockholders.
If an event described in bullets four or five above occurs, we have agreed to redeem any shares of common stock issued by us to the Advisor as payment of asset management fees as described above for cash at the original issuance price. Pursuant to the Amendment, we also agreed to certain registration rights for the benefit of the Advisor with respect to the resale of the shares of common stock issued by us to the Advisor as payment of asset management fees as described above.
Prior to the Amendment and for asset management services for periods after September 30, 2015, we paid asset management fees in cash or shares of common stock, or a combination of both, at the Advisor’s election.
Pursuant to the Amendment, we also agreed, subject to approval of our stockholders of an amendment to our charter which we have agreed to present to our stockholders at our 2016 annual meeting, to extend the term of the Advisory Agreement to June 1, 2017 and that the notice period for terminating the Advisory Agreement will be ninety (90) days’ notice instead of sixty (60) days’ notice if the Trigger occurs prior to an expiration of the term. Our 2016 annual meeting, at which our stockholders will vote on this charter amendment, is scheduled for June 30, 2016.
We believe the changes to our distribution policy and amendments to our agreement with our Advisor to permit the payment of the asset management fee in shares of our common stock under certain circumstances will provide adequate liquidity to satisfy our capital requirements for the next twelve months, but these measures may not be sufficient to meet our capital requirements for this period.
If obtained, any additional debt or equity financing could be on terms that would not be favorable to us or our stockholders, including high interest rates, in the case of debt financing, and substantial dilution, in the case of equity issuances or convertible securities. Moreover, because we are required to use 35% of the proceeds from the issuance of interests in us or any of our subsidiaries, to redeem the Grace Preferred Equity Interests at par, up to a maximum of $350 million in redemptions for any 12-month period, it may be more difficult to obtain equity financing from an alternative source in an amount required to meet our capital requirements. As of March 31, 2016, approximately $292.3 million of liquidation value remained outstanding under the Grace Preferred Equity Interests.
As of March 31, 2016, we had outstanding $1.4 billion in indebtedness plus an additional $292.3 million in liquidation value of Grace Preferred Equity Interests (which are treated as indebtedness for accounting purposes), most of which was incurred in acquiring the real properties we currently own, substantially all of which have been pledged as security under our indebtedness. If our cash flow from operations and other available sources are insufficient to fund interest and principal under our indebtedness or make mandatory redemptions of the Grace Preferred Equity Interests we could lose control of our properties.
Because we have raised less proceeds in our IPO than originally contemplated, our ability to achieve our original investment objective of a loan-to-value ratio of 50% has been adversely affected. As of March 31, 2016, our loan-to-value ratio, including the Grace Preferred Equity Interests, was 74%, and our loan-to-value ratio excluding the Grace Preferred Equity Interests was 62%.
In connection with the closing that occurred under the SN Acquisitions in February 2016, we paid the Advisor approximately $1.7 million in acquisition fees and acquisition cost reimbursements. We also paid the Advisor a $0.2 million financing coordination fee in connection with this acquisition.

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
Prior to our entry into agreements related to our acquisition and financing activities during 2014 and 2015, a majority of our independent directors waived the total portfolio leverage requirement of our charter with respect to acquisition and financing activities should such total portfolio leverage exceed 300% of our total "net assets" in connection with such acquisition and financing activities. Our total portfolio leverage (which includes the Grace Preferred Equity Interests) has significantly exceeded this 300% limit at times. As of March 31, 2016, our total portfolio leverage was 255%.
We are also subject to covenants, such as debt service coverage ratios and negative pledges, in our existing indebtedness that restrict our ability to make future borrowings.

Distributions
Beginning in May 2014 with respect to holders of record in April 2014, we paid cash distributions on a monthly basis to stockholders of record each day during the prior month in an amount which is equivalent to $1.70 per annum per share of common stock. The distributions were payable by the fifth day following each month end to stockholders of record at the close of business each day during the prior month. Because we require funds in addition to our operating cash flow and cash on hand to meet our capital requirements, in March 2016, our board of directors changed our distribution policy such that, beginning with distributions with respect to April 2016, we began paying distributions to our stockholders in shares of common stock instead of cash on a monthly basis to stockholders of record each day during the prior month in an amount equivalent to $1.70 per annum, divided by $23.75 until we establish Estimated Per-Share NAV and, thereafter, divided by Estimated Per-Share NAV. The distributions will be made by the fifth day following each month end to stockholders of record at the close of business each day during the prior month.
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
The following table shows the sources for the payment of distributions to common stockholders for the years presented (in thousands):

	Three Months Ended March 31,
	2016		2015
Distributions:
Cash distributions paid	$8,323		$2,407
Distributions reinvested	7,074		2,195
Total distributions	$15,397		$4,602
Source of distribution coverage:
Cash flows provided by operations	$—	—%	$—	—%
Offering Proceeds from issuance of common stock	$8,323	54.1%	$2,407	52.3%
Offering proceeds reinvested in common stock issued under DRIP	7,074	45.9%	$2,195	47.7%
Total sources of distributions	$15,397	100.0%	$4,602	100.0%
Cash flows provided by (used in) operations (GAAP)	$10,893		$(31,679)
Net loss (GAAP)	$(43,914)		$(39,976)

For the period from our inception in July 2013 through March 31, 2016, we funded all of our distributions with proceeds from our IPO and proceeds realized from the sale of common stock issued pursuant to our DRIP.

During the quarter ended March 31, 2016, we paid distributions of $15.4 million, of which $8.3 million, or 54.1%, was funded from proceeds from our IPO, and $7.1 million, or 45.9%, was funded from proceeds from our IPO which were reinvested in common stock issued under our DRIP. We will not issue any additional shares of common stock under the DRIP unless and until we pay distributions in cash instead of shares of common stock.
The below table shows the distributions paid on shares outstanding for the period ended March 31, 2016 (in thousands).

Payment Date	Weighted Average Shares Outstanding (1)	Amount Paid in Cash	Amount Issued under DRIP
January 4, 2016	36,414	$2,780	$2,448
February 2, 2016	36,530	$2,855	$2,393
March 1, 2016	36,627	$2,688	$2,233
Total		$8,323	$7,074
(1) Represents the weighted average shares outstanding for the period related to the respective payment date.
The following table compares cumulative distributions paid to cumulative net income (in accordance with GAAP) for the period from July 25, 2013 (date of inception) through March 31, 2016 (in thousands):

For the Period from July 25, 2013 (date of inception) to
March 31, 2016
Distributions paid:
Common stockholders in cash (including distributions reinvested in DRIP)	$56,170
Total distributions paid	$56,170

Reconciliation of net loss:
Revenues	$616,208
Acquisition and transaction related	(100,462)
Depreciation and amortization	(94,849)
Other operating expenses	(442,797)
Other non-operating expenses	(128,398)
Income tax	(3,094)
Net loss (in accordance with GAAP)	$(153,392)

Cash flows provided by operations	$7,750
FFO attributable to stockholders	$(58,160)

Contractual Obligations
We have the following contractual obligations as of March 31, 2016:
Debt Obligations:
The following is a summary of our mortgage notes payable obligation as of March 31, 2016 (in thousands):

	Total	2016	2017-2019	2020	Thereafter
Principal payments due on mortgage notes payable	$1,427,385	$—	$958,232	$469,153	$—
Interest payments due on mortgage notes payable	218,185	45,021	156,153	17,011	—
Total	$1,645,570	$45,021	$1,114,385	$486,164	$—
Mortgage notes payable due dates assume exercise of all borrower extension options.
The following is a summary of our promissory note payable obligation as of March 31, 2016 (in thousands):

	Total	2016	2017-2019	2020	Thereafter
Principal payments due on promissory notes payable	$31,240	$5,000	$26,240	$—	$—
Interest payments due on promissory notes payable	6,399	1,705	4,694	—	—
Total	$37,639	$6,705	$30,934	$—	$—
Promissory notes payable due dates assume exercise of all borrower extension options.
The following is a summary of our mandatorily redeemable preferred securities as of March 31, 2016 (in thousands):

	Total	2016	2017-2019	2020	Thereafter
Principal payments due on mandatorily redeemable preferred securities	$292,253	$—	$292,253	$—	$—
Interest payments due on mandatorily redeemable preferred securities	63,367	16,879	46,488	—	—
Total	$355,620	$16,879	$338,741	$—	$—

Lease Obligations:
The following table reflects the minimum base rental cash payments due from us over the next five years and thereafter for our ground and other lease obligations as of March 31, 2016 (in thousands):

	Total	2016	2017-2019	2020	Thereafter
Lease payments due	$111,776	$3,893	$15,651	$5,264	$86,968
Property Improvement Plan Reserve Deposits:
The following table reflects required property improvement plan reserve deposits under our mortgage debt obligations over the next five years as of March 31, 2016 (in thousands):

	Total	2016	2017-2019	2020	Thereafter
PIP reserve deposits due	$61,061	$34,908	$26,153	$—	$—

Related Party Transactions and Agreements
We have entered into agreements with affiliates of our Sponsor, whereby we have paid or may in the future pay certain fees or reimbursements to our Advisor, its affiliates and entities under common control with our Advisor in connection with acquisition and financing activities, asset and property management services and reimbursement of operating and offering related costs. The Former Dealer Manager served as the dealer manager of the IPO. SK Research, LLC and American National Stock Transfer, LLC ("ANST"), both subsidiaries of the parent company of the Former Dealer Manager, provided other general professional services through December 2015 and January 2016, respectively. RCS Capital Corporation, the parent company of the Former Dealer Manager and certain of its affiliates that provided services to the Company, filed for Chapter 11 bankruptcy protection in January 2016, prior to which it was also under common control with AR Capital, the parent of the Company's Sponsor, and AR Global.

AR Capital, the parent of our Sponsor and the predecessor to AR Global, was a party to a services agreement with RCS Advisory Services, LLC ("RCS Advisory"), a subsidiary of the parent company of the Former Dealer Manager, pursuant to which RCS Advisory and its affiliates provided us and certain other companies sponsored by AR Capital and AR Global with services (including, without limitation, transaction management, compliance, due diligence, event coordination and marketing services, among others) on a time and expenses incurred basis or at a flat rate based on services performed. AR Capital instructed RCS Advisory to stop providing such services in November 2015 and no services have since been provided by RCS Advisory. We were also party to a transfer agency agreement with ANST, pursuant to which ANST provided us with transfer agency services (including broker and stockholder servicing, transaction processing, year-end IRS reporting and other services), and supervisory services overseeing the transfer agency services performed by a third-party transfer agent. AR Global received written notice from ANST on February 10, 2016 that it would wind down operations by the end of the month and would withdraw as the transfer agent effective February 29, 2016. On February 26, 2016, we entered into a definitive agreement with DST Systems, Inc., our previous provider of sub-transfer agency services, to provide us directly with transfer agency services (including broker and stockholder servicing, transaction processing, year-end IRS reporting and other services). See Note 11 - Related Party Transactions and Arrangements to our consolidated financial statements included in this report.

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
As of March 31, 2016, we had not fixed the interest rate for $1.1 billion of our secured variable-rate debt. As a result, we are subject to the potential impact of rising interest rates, which could negatively impact our profitability and cash flows. In order to mitigate our exposures to changes in interest rates, we have entered into interest rate cap agreements with respect to approximately $1.1 billion of our variable-rate debt. The estimated impact on our annual results of operations, of an increase of 100 basis points in interest rates, would be to increase annual interest expense by approximately $11.6 million. Decreasing interest rates by 100 basis points, but to no lower than a zero percent variable rate, would decrease annual interest expense by $5.1 million. The estimated impact assumes no changes in our capital structure. As the information presented above includes only those exposures that exist as of March 31, 2016, it does not consider those exposures or positions that could arise after that date. The information represented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.

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
No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings.
We are not a party to any material pending legal proceedings.
Item 1A. Risk Factors.
There have been no material changes to the risk factors disclosed in our 2015 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
For the three months ended March 31, 2016, no shares of unregistered common stock were issued by the Company.
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
As of March 31, 2016, we had approximately 36.6 million shares of common stock outstanding and had received total proceeds of approximately $910.6 million, including shares issued under the DRIP and net of repurchases.
The following table reflects cumulative offering costs associated with the issuance of common stock:

For the Period from July 25, 2013 (date of inception) to
(In thousands)	March 31, 2016
Selling commissions and dealer manager fees	$85,249
Other offering costs	23,559
Total offering costs	$108,808
The Former Dealer Manager was able to reallow the selling commissions and a portion of the dealer manager fees to participating broker-dealers. The following table details cumulative selling commissions incurred and reallowed related to the sale of shares of common stock:

For the Period from July 25, 2013 (date of inception) to
(In thousands)	March 31, 2016
Total commissions paid to the Former Dealer Manager	$85,249
Less:
Commissions to participating brokers	58,710
Reallowance to participating broker dealers	10,047
Net to the Former Dealer Manager	$16,492
As of March 31, 2016, we have incurred $108.7 million of cumulative offering costs in connection with the issuance and distribution of our registered securities. Cumulative offering proceeds from the sale of common stock exceeded cumulative offering costs by $801.9 million at March 31, 2016.

As of March 31, 2016, cumulative offering costs included $85.2 million of selling commissions and dealer manager fees and $19.6 million of offering cost reimbursements incurred from the Advisor and Former Dealer Manager. We are obligated to reimburse the Advisor or its affiliates, as applicable, for organization and offering costs paid by them on our behalf, provided that the Advisor is obligated to reimburse us to the extent organization and offering costs (excluding selling commissions and the dealer manager fee) incurred by us in our IPO exceed 2.0% of gross offering proceeds in the IPO.
Through March 31, 2016, we have received $883.8 million in proceeds from the IPO excluding the DRIP and net of repurchases, which we have used as follows: (i) $85.2 million to pay selling commissions and dealer manager fees to our Former Dealer Manager; (ii) $19.6 million to reimburse our Advisor for Offering expenses; (iii) $54.5 million to pay acquisition fees, acquisition cost reimbursements, and financing coordination fees to our Advisor; (iv) $29.4 million to pay cash distributions to our stockholders; (v) $221.7 million to fund part of the purchase price of the Grace Portfolio, $53.2 million to fund part of the purchase price of the First Summit Portfolio, $39.3 million to fund part of the purchase price of the First Noble and Second Noble Portfolios, and $18.5 million to fund part of the purchase price of the Third Summit Portfolio; (vi) $219.7 million in repayments of debt and redemptions of Grace Preferred Equity Interests; (vii) $41.1 million in deposits forfeited related to terminated acquisitions; (viii) $84.0 million to fund capital expenditures; and (ix) $6.2 million to pay advisory and other service fees to the Former Dealer Manager and one of its affiliates, RCS Advisory.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
None.
Item 5. Other Information.

None.

Item 6. Exhibits.
EXHIBIT INDEX
The following exhibits are included in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
10.1(1)	Loan Agreement dated as of February 11, 2016, between American Realty Capital Hospitality Trust, as Borrower and Summit Hotel OP, LP, as Lender
10.2(1)	Letter Agreement, dated February 11, 2016, by and among Summit Hotel OP, LP and certain related sellers and American Realty Capital Hospitality Portfolio SMT ALT, LLC
10.3(1)
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

10.4(2)	Letter Agreement, dated January 26, 2016, by and among certain related sellers of Noble Investment Group and American Realty Capital Hospitality Portfolio NBL, LLC
10.5(2)
Second Amendment, dated March 24, 2016, to the Advisory Agreement, dated as of January 7, 2014, among American Realty Capital Hospitality Trust, Inc., American Realty Capital Hospitality Operating Partnership, L.P. and American Realty Capital Hospitality Advisors, LLC

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

99.1 *	Amendment and Restated Share Repurchase Program effective as of February 28, 2016
101 *
XBRL (eXtensible Business Reporting Language). The following materials from American Realty Capital Hospitality Trust, Inc.'s Quarterly Report on Form 10-Q for the three months ended March 31, 2016, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statements of Changes in Stockholders' Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

* Filed herewith

1.	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on February 16, 2016.

2.	Filed as an exhibit to the Company’s Annual Report on Form 10-K filed with the SEC on March 28, 2016.

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

Dated: May 11, 2016	By: /s/ Jonathan P. Mehlman Name: Jonathan P. Mehlman Title: Chief Executive Officer and President (Principal Executive Officer)
Dated: May 11, 2016	By: /s/ Edward T. Hoganson Name: Edward T. Hoganson Title: Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)