Form 10-Q
period 2016-06-30
American Realty Capital Hospitality Trust, Inc.
filed 2016-08-12
CIK 1583077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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

The number of shares of the registrant's common stock, $0.01 par value, outstanding as of August 5, 2016 was 37,603,739.

Page
PART I
Item 1. Financial Statements	1
Consolidated Balance Sheets as of June 30, 2016 (Unaudited) and December 31, 2015	1
Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited) for the Three Months Ended June 30, 2016 and the Three Months Ended June 30, 2015 and for the Six Months Ended June 30, 2016 and the Six Months Ended June 30, 2015	2
Consolidated Statement of Changes in Equity (Unaudited) for the Six Months Ended June 30, 2016	3
Consolidated Statements of Cash Flows (Unaudited) for the Six Months Ended June 30, 2016 and for the Six Months Ended June 30, 2015	4
Notes to Consolidated Financial Statements (Unaudited)	6
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	30
Item 3. Quantitative and Qualitative Disclosures About Market Risk	52
Item 4. Controls and Procedures	52
PART II
Item 1. Legal Proceedings	53
Item 1A. Risk Factors	53
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	53
Item 3. Defaults Upon Senior Securities	54
Item 4. Mine Safety Disclosures	54
Item 5. Other Information	54
Item 6. Exhibits	55
Signatures	56

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)

	June 30, 2016	December 31, 2015
	(unaudited)
ASSETS
Real estate investments:
Land	$342,494	$317,871
Buildings and improvements	1,830,165	1,729,960
Furniture, fixtures and equipment	201,345	163,516
Total real estate investments	2,374,004	2,211,347
Less: accumulated depreciation and amortization	(119,184)	(70,648)
Total real estate investments, net	2,254,820	2,140,699
Cash and cash equivalents	32,120	46,829
Acquisition deposits	7,500	40,504
Restricted cash	53,973	71,288
Investments in unconsolidated entities	3,365	3,458
Below-market lease asset, net	10,026	10,225
Prepaid expenses and other assets	38,526	34,836
Total Assets	$2,400,330	$2,347,839
LIABILITIES, NON-CONTROLLING INTEREST AND EQUITY
Mortgage notes payable, net	$1,416,466	$1,341,033
Promissory note payable, net	25,790	—
Mandatorily redeemable preferred securities, net	289,915	291,796
Accounts payable and accrued expenses	80,339	67,255
Due to related parties	7,998	6,546
Total Liabilities	$1,820,508	$1,706,630
Equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized, 37,167,455 and 36,300,777 shares issued and outstanding, respectively	372	363
Additional paid-in capital	814,382	793,786
Deficit	(237,722)	(155,680)
Total equity of American Realty Capital Hospitality Trust, Inc. stockholders	577,032	638,469
Non-controlling interest - consolidated variable interest entity	2,790	2,740
Total Equity	$579,822	$641,209
Total Liabilities, Non-controlling Interest and Equity	$2,400,330	$2,347,839

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except for share and per share data)
(Unaudited)

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
Revenues
Rooms	$153,895	$126,009	$281,273	$176,501
Food and beverage	5,566	4,366	10,572	7,161
Other	3,769	3,115	6,538	4,654
Total revenue	163,230	133,490	298,383	188,316
Operating expenses
Rooms	36,102	28,329	68,026	38,643
Food and beverage	4,173	3,548	8,137	5,523
Management fees	11,070	5,325	21,031	7,532
Other property-level operating expenses	61,087	48,811	116,724	69,528
Depreciation and amortization	25,571	19,550	49,124	26,621
Impairment of long-lived assets	2,399	—	2,399	—
Rent	1,520	1,545	3,048	2,828
Total operating expenses	141,922	107,108	268,489	150,675
Income from operations	$21,308	$26,382	$29,894	$37,641
Interest expense	(22,813)	(23,483)	(45,946)	(33,643)
Acquisition and transaction related costs	(212)	(1,148)	(25,277)	(38,431)
Other income (expense)	(303)	2,201	(854)	2,201
Equity in earnings (losses) of unconsolidated entities	181	115	121	8
General and administrative	(3,201)	(1,471)	(7,495)	(3,964)
Total other expenses, net	(26,348)	(23,786)	(79,451)	(73,829)
Net income (loss) before taxes	$(5,040)	$2,596	$(49,557)	$(36,188)
Provision for income taxes	1,901	2,164	1,298	3,356
Net income (loss) and comprehensive income (loss)	$(6,941)	$432	$(50,855)	$(39,544)
Less: Net income (loss) attributable to non-controlling interest	83	(6)	126	(6)
Net income (loss) attributable to American Realty Capital Hospitality Trust, Inc.	$(7,024)	$438	$(50,981)	$(39,538)

Basic net income (loss) per share	$(0.19)	$0.02	$(1.37)	(2.26)
Diluted net income (loss) per share	$(0.19)	$0.02	$(1.37)	(2.26)
Basic weighted average shares outstanding	37,065,205	17,423,593	37,166,953	17,517,171
Diluted weighted average shares outstanding	37,065,205	17,458,169	37,166,953	17,517,171

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(In thousands, except for share data)
(Unaudited)

	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Deficit	Total Equity of American Realty Capital Hospitality Trust, Inc. Stockholders	Non-controlling Interest	Total Non-controlling Interest and Equity
Balance, December 31, 2015	36,300,777	$363	$793,786	$(155,680)	$638,469	$2,740	$641,209
Issuance of common stock, net	28,608	—	677	—	677	—	677
Net loss attributable to American Realty Capital Hospitality Trust, Inc.	—	—	—	(50,981)	(50,981)	—	(50,981)
Net income and distributions attributable to non-controlling interest	—	—	—	—	—	50	50
Dividends paid or declared	439,420	5	10,436	(31,061)	(20,620)	—	(20,620)
Common stock issued through Distribution Reinvestment Plan	398,650	4	9,461	—	9,465	—	9,465
Share-based payments	—	—	33	—	33	—	33
Common stock offering costs, commissions and dealer manager fees	—	—	(11)	—	(11)	—	(11)
Balance, June 30, 2016	37,167,455	$372	$814,382	$(237,722)	$577,032	$2,790	$579,822

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
Cash flows from operating activities:
Net loss	$(50,855)	$(39,544)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	49,124	26,621
Impairment of long-lived assets	2,399	—
Amortization and write-off of deferred financing costs	6,075	4,255
Change in fair value of contingent consideration	904	(1,927)
Loss of acquisition deposits	22,000	—
Other adjustments, net	207	1,010
Changes in assets and liabilities:
Prepaid expenses and other assets	(3,697)	(15,510)
Restricted cash	(17,996)	(24,634)
Due to related parties	1,720	(4,502)
Accounts payable and accrued expenses	12,315	38,309
Net cash provided by (used in) operating activities	$22,196	$(15,922)
Cash flows from investing activities:
Acquisition of hotel assets, net of cash received	(69,892)	(375,777)
Real estate investment improvements and purchases of property and equipment	(57,116)	(3,622)
Acquisition deposits	—	(28,000)
Change in restricted cash related to real estate improvements	38,213	(39,672)
Net cash used in investing activities	$(88,795)	$(447,071)
Cash flows from financing activities:
Proceeds from issuance of common stock, net	678	360,335
Payments of offering costs	(73)	(43,724)
Dividends/Distributions paid	(11,206)	(6,485)
Mandatorily redeemable preferred securities redemptions	(2,270)	(38,287)
Payment of deferred consideration payable	—	(3,500)
Proceeds from mortgage note payable	70,384	227,000
Deferred financing fees	(721)	(18,738)
Repayments of promissory and mortgage notes payable	(2,000)	(64,849)
Restricted cash for debt service	(2,902)	(3,918)
Net cash provided by financing activities	$51,890	$407,834
Net change in cash and cash equivalents	(14,709)	(55,159)
Cash and cash equivalents, beginning of period	46,829	131,861
Cash and cash equivalents, end of period	$32,120	$76,702

Supplemental disclosure of cash flow information:
Interest paid	$37,019	$24,598
Income taxes paid	$980	$3,441
Non-cash investing and financing activities:
Offering costs payable	—	$736
Real estate investment improvements and purchases of property and equipment in accounts payable and accrued expenses	$15,713	$1,444

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
Proceeds receivable from stock sales	—	$2,781
Seller financed acquisition deposit	$7,500	—
Seller financed acquisition	$20,000	—
Mortgage and mezzanine debt assumed on real estate investments	—	$904,185
Dividends declared but not paid	$5,182	$3,341
Common stock issued through distribution reinvestment plan	$9,461	$5,966
Common stock issued for distributions	$10,436	$—

The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

Note 1 - Organization
American Realty Capital Hospitality Trust, Inc. (the "Company") was incorporated on July 25, 2013 as a Maryland corporation and qualified as a real estate investment trust for U.S. federal income tax purposes ("REIT") beginning with the taxable year ended December 31, 2014. The Company was formed primarily to acquire lodging properties in the midscale limited service, extended stay, select service, upscale select service, and upper upscale full service segments within the hospitality sector. As of June 30, 2016, the Company had acquired or had an interest in a total of 142 hotels with a total of 17,351 guest rooms located in 32 states. As of June 30, 2016, all but one of these hotels operated under a franchise or license agreement with a national brand owned by one of Hilton Worldwide, Inc., Marriott International, Inc., Hyatt Hotels Corporation, Starwood Hotels and Resorts Worldwide, and Intercontinental Hotels Group or one of their respective subsidiaries or affiliates.
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
In March 2016, the Company’s board of directors changed the distribution policy, such that distributions paid with respect to April 2016 were paid in shares of common stock instead of cash. Accordingly, the Company paid a cash distribution to stockholders of record each day during the first quarter ended March 2016, but distributions for subsequent periods have been, and unless and until the Company's board of directors determines otherwise, will continue to be paid in shares of common stock. Distributions for the quarter ended June 30, 2016 were paid in common stock in an amount equivalent to $1.70 per annum, divided by $23.75. On July 1, 2016, the Company's board of directors approved a net asset value per share of common stock (“Estimated Per-Share NAV”), which was published on the same date. This was the first time that the Company’s board of directors determined an Estimated Per-Share NAV. In connection with its approval of the Company’s establishment of Estimated Per-Share NAV, the Company’s board of directors changed the distribution policy to be consistent with a 6.80% annual rate based on Estimated Per-Share NAV, automatically adjusting if and when the Company publishes an updated Estimated Per-Share NAV. It is currently anticipated that the Company will publish an updated Estimated Per-Share NAV on at least an annual basis. The distributions are made by the fifth day following each month-end to stockholders of record at the close of business each day during the prior month.
As of June 30, 2016, the Company had approximately 37.2 million shares of common stock outstanding and had received total proceeds of approximately $913.0 million, including shares issued under the DRIP and net of repurchases. The shares outstanding include shares of common stock issued as stock distributions through June 30, 2016, as a result of the Company's change in distribution policy adopted by the Company's board of directors in March 2016 as described above. The Company will not issue any additional shares of common stock under the DRIP unless and until it recommences paying distributions in cash.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

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

The Advisor, the Property Manager and Crestline are under common control with AR Capital, LLC (“AR Capital”), the parent of the Company’s sponsor, American Realty Capital IX, LLC (the "Sponsor"), and AR Global Investments, LLC, the successor to AR Capital’s business (“AR Global”), as a result of which they are related parties, and each of these entities has received or will receive compensation, fees and other expense reimbursements from the Company for services related to the IPO and the investment and management of the Company’s assets.
The Company, directly or indirectly through its taxable REIT subsidiaries ("TRSs"), enters into agreements with the Property Manager, which, in turn, engages Crestline or a third-party sub-property manager to manage the Company’s hotel properties. Crestline is a leading hospitality management company in the United States, and, as of June 30, 2016, had 106 hotels and 15,800 rooms under management in 28 states and the District of Columbia. As of June 30, 2016, 72 of the Company's hotels and 9,594 rooms were managed by Crestline, and 70 of the Company's hotels and 7,757 rooms were managed by third-party sub-property managers.
Note 2 - Summary of Significant Accounting Policies
The accompanying consolidated financial statements of the Company included herein were prepared in accordance with U.S. Generally Accepted Accounting Principles ("GAAP"). Certain immaterial amounts in the prior year were reclassified in order to conform to current year presentation. Operating results for the three-month and six-month periods ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2015, and the notes thereto included in the Company’s Annual Report on Form 10-K, filed with the SEC on March 28, 2016.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

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
Impairment of Long-Lived Assets and Investments in Unconsolidated Entities
When circumstances indicate the carrying value of a property may not be recoverable, the Company reviews the asset for impairment. This review is based on an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property’s use and eventual disposition. The estimates consider factors such as expected future operating income, market and other applicable trends and residual value, as well as the effects of demand, competition and other factors. If impairment exists, due to the inability to recover the carrying value of a property, an impairment loss will be recorded to the extent that the carrying value exceeds the estimated fair value of the property for properties to be held and used. These assessments have a direct impact on net income because recording an impairment loss results in an immediate negative adjustment to net income. An impairment loss of $2.4 million was recorded on one hotel during the quarter ended June 30, 2016 (See Note 13 - Impairment of Long-Lived Assets).
Assets Held for Sale (Long Lived-Assets)

When the Company initiates the sale of long-lived assets, it assesses whether the assets meet the criteria to be considered assets held for sale. The review is based on the whether the following criteria are met:

•	Management has committed to a plan to sell the asset group;

•	The subject assets are available for immediate sale in their present condition;

•	The Company is actively locating buyers as well as other initiatives required to complete the sale;

•	The sale is probable and the transfer is expected to qualify for recognition as a complete sale in one year;

•	The long-lived asset is being actively marketed for sale at a price that is reasonable in relation to fair value; and

•	Actions necessary to complete the plan indicate it is unlikely significant changes will be made to the plan or the plan will be withdrawn.

If all the criteria are met, a long-lived asset held for sale is measured at the lower of its carrying amount or fair value less cost to sell. The Company did not have any assets held for sale in the quarter ended June 30, 2016.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

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
In April 2015, the Financial Accounting Standards Board (“FASB”) issued ASU 2015-03 Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”), which was designed to simplify the presentation of debt issuance costs. The amendments in ASU 2015-03 require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Prior to application of this new guidance, the Company presented debt issuance costs as an asset on the consolidated balance sheet. The recognition and measurement guidance for debt issuance costs were not affected by the amendments in ASU 2015-03. The Company adopted this ASU as of January 1, 2016, on a retrospective basis. The impact to the Consolidated Balance Sheet as of December 31, 2015, was to reduce total assets, mortgage notes payable, and mandatorily redeemable preferred securities by $18.8 million.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

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
Earnings/Loss per Share
The Company calculates basic income or loss per share by dividing net income or loss for the period by the weighted-average shares of its common stock outstanding for a respective period. Diluted income per share takes into account the effect of dilutive instruments, such as stock options and unvested stock awards, except when doing so would be anti-dilutive. In July and August 2016, the Company paid distributions in shares of common stock and adjusted retroactively for all periods

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

presented its computation of loss per share in order to reflect this change in capital structure. The impact to each of the three and six month periods ended June 30, 2016 and June 30, 2015, was to increase the weighted average shares of the Company's common stock outstanding by 433,269 shares. The Company expects it will continue to make similar retroactive adjustments in subsequent quarters for so long as it continues to pay distributions in shares of common stock (See Note 8 - Common Stock).
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
Advertising Costs
The Company expenses advertising costs for hotel operations as incurred. These costs were $4.7 million for the three months ended June 30, 2016, and $3.8 million for the three months ended June 30, 2015. Advertising expense was $8.5 million for the six months ended June 30, 2016 and $5.3 million for the six months ended June 30, 2015.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

	June 30, 2016	December 31, 2015
Trade receivables	$7,700	$5,848
Allowance for doubtful accounts	(440)	(697)
Trade receivables, net of allowance	$7,260	$5,151
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
Derivative Transactions
The Company at certain times enters into derivative instruments to hedge exposure to changes in interest rates. The Company’s derivatives as of June 30, 2016, consist of interest rate cap agreements which it believes will help to mitigate its exposure to increasing borrowing costs under floating rate indebtedness. The Company has elected not to designate its interest rate cap agreements as cash flow hedges. The impact of the interest rate caps for the three-month and six-month periods ended June 30, 2016, was immaterial to the consolidated financial statements.
Recently Issued Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09 Revenue from Contracts with Customers ("ASU 2014-09"), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective. The standard permits the use of either the retrospective or cumulative effect transition method. In April 2015, the FASB proposed an accounting standards update for ASU 2014-09 for the deferral of the effective date of ASU 2014-09. This proposal defers the effective date of ASU 2014-09 from annual reporting periods beginning after December 15, 2016, back one year, to annual reporting periods beginning after December 15, 2017 for all public business entities, certain not-for-profit entities, and certain employee benefit plans. Early application of ASU 2014-09 is permitted as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. In April and May 2016, two amendments ("ASU 2016-10" and "ASU 2016-12") were made in which guidance related to accounting for revenue from contracts with customers was clarified further. ASU 2016-10 provides clarity around identifying performance obligations and licensing implementation guidance. ASU 2016-12 addresses topics such as collectability criterion, presentation of sales tax, non-cash consideration, completed contracts at transition and technical correction. There have been no adjustments to the effective date of ASU 2014-09. The Company is evaluating the effect that ASU 2014-09, ASU 2016-10 and ASU 2016-12 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method and has not determined the effect of the standard on its ongoing financial reporting.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

In September 2015, the FASB issued ASU 2015-16 Business Combinations ("ASU 2015-16"), which requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. ASU 2015-16 also requires the acquirer to record in the same period's financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects as a result of the change to the acquisition date. Finally, ASU 2015-16 requires an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The Company adopted this ASU as of January 1, 2016. No prior year restatements are permitted for this change in policy. The adoption of ASU 2015-16 did not have a material effect on the Company’s consolidated financial statements.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

Mortgage Loan was refinanced during October 2015 (the “Refinanced Additional Grace Mortgage Loan” and, together with the Assumed Grace Indebtedness, the "Grace Indebtedness") (See Note 5 - Mortgage Notes Payable).
The remaining $447.1 million of the contract purchase price was satisfied by the issuance of the preferred equity interests (the "Grace Preferred Equity Interests") in two newly-formed Delaware limited liability companies, ARC Hospitality Portfolio I Holdco, LLC and ARC Hospitality Portfolio II Holdco, LLC, (the "Holdco entities"), each of which is an indirect subsidiary of the Company and an indirect owner of the Grace Portfolio. The holders of the Grace Preferred Equity Interests are entitled to monthly distributions at a rate of 7.50% per annum for the first 18 months following closing, through August 2016, and 8.00% per annum thereafter. On liquidation of the Holdco entities, the holders of the Grace Preferred Equity Interests are entitled to receive their original value (as reduced by redemptions) prior to any distributions being made to the Company or the Company's stockholders. Beginning in April 2015, the Company became obligated to use 35% of any IPO proceeds to redeem the Grace Preferred Equity Interests at par, up to a maximum of $350.0 million in redemptions for any 12-month period. As of June 30, 2016, the Company has redeemed $154.8 million of the Grace Preferred Equity Interests, resulting in $292.3 million of liquidation value remaining outstanding under the Grace Preferred Equity Interests.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

in three separate closings for a total purchase price of approximately $347.4 million, subject to closing prorations and other adjustments. The first closing was completed on October 15, 2015.
On October 15, 2015, the Company completed the acquisition of ten hotels (the "First Summit Closing") for $150.1 million, which was funded with $7.6 million previously paid as an earnest money deposit, $45.6 million from the Company’s IPO and $96.9 million from an advance, secured by a mortgage on the hotels in the First Summit Closing, under the SN Term Loan described in Note 5 below.

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
Under the Reinstatement Agreement, the Summit Sellers have the right to market and ultimately sell any or all of the hotels in the Second Summit Closing to a bona fide third party purchaser without the consent of the Company at any time prior to the Company completing its acquisition of the Second Summit Closing. If any hotel is sold in this manner, the Reinstatement Agreement will terminate with respect to such hotel and the purchase price will be reduced by the amount allocated to such hotel. If all (but not less than all) of the hotels in the Second Summit Closing are sold in this manner, or if the Reinstatement Agreement is terminated with respect to all (but not less than all) of the hotels in the Second Summit Closing under certain other circumstances (including if there are title issues or material casualties or condemnations involving a particular hotel), then the New Deposit will be automatically applied towards any then outstanding principal balance of the Summit Loan, and any remaining balance of the New Deposit will be remitted to the Company. During June 2016, the Summit Sellers informed the Company that two of the ten hotels have been sold, thereby reducing the Second Summit Closing assets to eight hotels, and the aggregate purchase price to $77.2 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

Noble Acquisitions: On June 15, 2015, the Company entered into agreements with affiliates of Noble Investment Group, LLC (the "Noble Sellers"), as amended from time to time thereafter, to purchase fee simple interests in a portfolio of 13 hotels in four separate closing for a total purchase price of $300.0 million.
On November 2, 2015, the Company completed the acquisition of two hotels (the "First Noble Closing") from the Noble Sellers for $48.6 million, which was funded with $3.6 million previously paid as an earnest money deposit, $19.0 million from the Company’s IPO and $26.0 million from an advance, secured by a mortgage on the hotels in the First Noble Closing, under the SN Term Loan described in Note 5 below.
On December 2, 2015, the Company completed the acquisition of two hotels (the “Second Noble Closing”) from the Noble Sellers for an aggregate purchase price of $59.0 million, which was funded with $4.4 million previously paid as an earnest money deposit, $12.3 million in proceeds from the Company’s IPO and $42.3 million from an advance, secured by a mortgage on the hotels in the Second Noble Closing, under the SN Term Loan described in Note 5 below.
On January 25, 2016, the third and fourth closing of the Noble acquisition comprising nine hotels in total were terminated. The Company and the Noble Sellers agreed to terminate each of the applicable hotels purchase agreements. As a result of this termination, the Company forfeited $22.0 million in non-refundable earnest money deposits.
Note 4 - Leases
In connection with its acquisitions the Company has assumed various lease agreements. These lease agreements primarily comprise one operating lease of the Georgia Tech Hotel & Conference Center and nine ground leases which are also classified as operating leases. The following table summarizes the Company's future minimum rental commitments under these leases (in thousands).

	Minimum Rental Commitments	Amortization of Above and Below Market Lease Intangibles to Rent Expense

For the six months ended December 31, 2016	$2,596	$199
Year ended December 31, 2017	5,210	398
Year ended December 31, 2018	5,217	398
Year ended December 31, 2019	5,227	398
Year ended December 31, 2020	5,265	398
Thereafter	87,014	8,234
Total	$110,529	$10,025

The Company has allocated values to certain above and below-market lease intangibles based on the difference between market rents and rental commitments under the leases. During the three months ended June 30, 2016 and June 30, 2015 and the six months ended June 30, 2016 and June 30, 2015, amortization of below-market lease intangibles, net, to rent expense was $0.1 million and $0.1 million, and $0.2 million and $0.2 million respectively. Rent expense for the three months ended June 30, 2016 and June 30, 2015 and six months ended June 30, 2016 and June 30, 2015 was $1.4 million and $1.4 million, and $2.8 million and $2.6 million, respectively.

Note 5 - Mortgage Notes Payable
The Company’s mortgage notes payable as of June 30, 2016 and December 31, 2015 consist of the following, respectively (in thousands):

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

	Outstanding Mortgage Notes Payable
Encumbered Properties	June 30, 2016	December 31, 2015	Interest Rate	Payment	Maturity
Baltimore Courtyard & Providence Courtyard	$45,500	$45,500	4.30%	Interest Only, Principal paid at Maturity	April 2019
Hilton Garden Inn Blacksburg Joint Venture	10,500	10,500	4.31%	Interest Only, Principal paid at Maturity	June 2020
Assumed Grace Mortgage Loan - 96 properties in Grace Portfolio	801,239	801,430	LIBOR plus 3.29%	Interest Only, Principal paid at Maturity	May 2017, subject to two, one year extension rights
Assumed Grace Mezzanine Loan - 96 properties in Grace Portfolio	102,695	102,550	LIBOR plus 4.77%	Interest Only, Principal paid at Maturity	May 2017, subject to two, one year extension rights
Refinanced Additional Grace Mortgage Loan - 20 properties in Grace Portfolio and one additional property	232,000	232,000	4.96%	Interest Only, Principal paid at Maturity	October 2020
SN Term Loan -20 properties in Summit and Noble Portfolios	235,484	165,100	LIBOR plus between 3.25% and 3.75%	Interest Only, Principal paid at Maturity	August 2018, subject to two, one year extension rights
Total Mortgage Notes Payable	$1,427,418	$1,357,080
Less: Deferred Financing Fees, Net	$10,952	$16,047
Total Mortgage Notes Payable, Net	$1,416,466	$1,341,033
Interest expense related to the Company's mortgage notes payable for the three months ended June 30, 2016 and for the three months ended June 30, 2015, was $14.9 million and $11.8 million, respectively. Interest expense related to the Company's mortgage notes payable for the six months ended June 30, 2016 and for the six months ended June 30, 2015, was $29.4 million and $16.6 million, respectively.
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
Assumed Grace Indebtedness
The Assumed Grace Mortgage Loan and the Assumed Grace Mezzanine Loan mature on May 1, 2017, subject to two (one-year) extension rights which, if both are exercised, would result in an outside maturity date of May 1, 2019. The extensions on the Assumed Grace Mortgage Loan and the Assumed Grace Mezzanine Loan can only occur if certain conditions are met, including a condition that a minimum ratio of net operating income to debt outstanding be satisfied. There can be no assurance that we will be able to meet these conditions and extend these loans pursuant to their terms. The Assumed Grace Mortgage Loan carries an interest rate of London Interbank Offered Rate ("LIBOR") plus 3.29%, and the Assumed Grace Mezzanine Loan carries an interest rate of LIBOR plus 4.77%, for a combined weighted average interest rate of LIBOR plus 3.46%. Pursuant to the Assumed Grace Indebtedness, the Company has agreed to make periodic payments into an escrow account for the property improvement plans required by the franchisors. The Assumed Grace Indebtedness includes the following financial covenants: minimum consolidated net worth, and minimum consolidated liquidity. As of June 30, 2016, the Company was in compliance with these financial covenants.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

Refinanced Additional Grace Mortgage Loan
The Refinanced Additional Grace Mortgage Loan carries a fixed annual interest rate of 4.96% per annum with a maturity date on October 6, 2020. Pursuant to the Refinanced Additional Grace Mortgage Loan, the Company agreed to make periodic payments into an escrow account for the property improvement plans required by the franchisors. The Refinanced Additional Grace Mortgage Loan includes the following financial covenants: minimum consolidated net worth, and minimum consolidated liquidity. As of June 30, 2016, the Company was in compliance with these financial covenants.
SN Term Loan
On August 21, 2015, the Company entered into a Term Loan Agreement with Deutsche Bank AG New York Branch, as administrative agent and Deutsche Bank Securities Inc., as sole lead arranger and book-running manager (as amended, the "SN Term Loan"). On October 15, 2015, the Company amended and restated the SN Term Loan and made the initial draw down of borrowings of $96.9 million in connection with the First Summit Closing. On November 2, 2015, the Company drew down borrowings of $26.0 million in connection with the First Noble Closing. On December 2, 2015 the Company drew down borrowings of $42.3 million in connection with the Second Noble Closing. On February 11, 2016, the Company drew down borrowings of $70.4 million in connection with the Third Summit Closing, and amended the SN Term Loan to reduce the lenders’ total commitment from $450.0 million to $293.4 million. Due to this amendment, the Company recorded a reduction to its deferred financing fees associated with the SN Term Loan. The reduction of $2.2 million was reflected as a general and administrative expense in the Consolidated Statements of Operations and Comprehensive Income (Loss).

The SN Term Loan provided for financing (the “Loans”) at a rate equal to a base rate plus a spread of between 3.25% and 3.75% for Eurodollar rate Loans and between 2.25% and 2.75% for base rate Loans, depending on the aggregate debt yield and aggregate loan-to-value of the properties securing the Loans measured periodically. Prior to November 1, 2015, all spreads were 0.5% less than they will be during the rest of the term. The SN Term Loan has a term of three years, with two one-year extension options, and is secured by the fee interest in the hotels as and when they are acquired. The extensions on the SN Term Loan can only occur if certain conditions are met, including a condition that a minimum ratio of net operating income to debt outstanding be satisfied. If the Company exercises the extension options the Loans will amortize in an amount of 2.5% per annum payable quarterly. There can be no assurance that we will be able to meet these conditions and extend this loan pursuant to its terms.
No advance may exceed the lesser of (i) 65% of the aggregate appraised value of the hotels pledged as collateral, (ii) 65% of the aggregate purchase price of the hotels pledged as collateral, and (iii) the adjusted net operating income for the hotels pledged as collateral divided by 11.5%, and no advances may be made after June 30, 2016.
Pursuant to the SN Term Loan, the Company agreed to make periodic payments into an escrow account for the property improvement plans required by the franchisors. The SN Term Loan includes the following financial covenants: minimum debt service coverage ratio, minimum consolidated net worth and minimum consolidated liquidity. As of June 30, 2016, the Company was in compliance with these financial covenants.

Note 6 - Promissory Note Payable
The Company’s promissory note payable as of June 30, 2016 and December 31, 2015 were as follows (in thousands):

	Outstanding Promissory Note Payable
Note Payable	June 30, 2016	December 31, 2015	Interest Rate
Summit Loan Promissory Note	$25,920	$—	13.0%
Less: Deferred Financing Fees, Net	130	—
Promissory Notes Payable, Net	$25,790	$—

On February 11, 2016, the Summit Sellers loaned the Company $27.5 million under the Summit Loan. Proceeds from the Summit Loan totaling $20.0 million were used to pay a portion of the purchase price of the Third Summit Closing and proceeds from the Summit Loan totaling $7.5 million were used as a new purchase price deposit on the reinstated Second Summit Closing.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

The Summit Loan initially bears interest at a rate of 13.0% per annum, of which 9.0% is paid in cash monthly and an additional 4% (the “Added Rate”) accrues and is compounded monthly and added to the outstanding principal balance at maturity unless otherwise paid in cash by the Company. The Summit Loan has an initial maturity date of February 11, 2017, and the Seller Loan Agreement provides for two one-year extensions at the Company’s option, subject to the payment in cash of the interest accrued at the Added Rate. Upon each extension, the Added Rate will be increased by 1%. The Company paid principal in the amount of $2.0 million during the quarter ended June 30, 2016, and is required to make additional principal payments of $1.0 million on the last day of July, August and September 2016. The Company’s obligation to make this $5.0 million in principal amortization payments is secured by a collateral interest in certain cash flows, to the extent received by the Company, related to certain other hotel assets owned by the Company. The Company may pre-pay the Summit Loan in whole or in part without penalty at any time.
The Company also made certain other agreements with respect to future sales and purchases of hotels under the Summit Loan.
Interest expense related to the Company's promissory notes payable for the three months ended June 30, 2016 and for the three months ended June 30, 2015, was $0.9 million and $0.3 million, respectively. Interest expense related to the Company's promissory notes payable for the six months ended June 30, 2016 and for the six months ended June 30, 2015, was $1.4 million and $1.4 million, respectively.

Note 7 - Accounts Payable and Accrued Expenses
The following is a summary of the components of accounts payable and accrued expenses (in thousands):

	June 30, 2016	December 31, 2015
Trade accounts payable and accrued expenses	$67,594	$57,472
Contingent consideration from Barceló Portfolio (see Note 10)	4,068	3,164
Hotel accrued salaries and related liabilities	8,677	6,619
Total	$80,339	$67,255
Note 8 - Common Stock

The Company had 37,167,455 shares and 36,300,777 shares of common stock outstanding and had received total proceeds of $913.0 million and $902.9 million as of June 30, 2016 and December 31, 2015, respectively. The shares outstanding include shares of common stock issued as stock distributions through June 30, 2016, as a result of the Company's change in distribution policy adopted by the Company's board of directors in March 2016 as described below.
Distributions
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
Because the Company requires funds in addition to its operating cash flow and cash on hand to meet its capital requirements, in March 2016 the Company’s board of directors changed the distribution policy, such that distributions paid with respect to April 2016 were paid in shares of common stock instead of cash. Accordingly, the Company paid a cash distribution to stockholders of record each day during the first quarter ended March 2016, but distributions for subsequent periods have been and, unless and until the Company's board of directors determines otherwise, will continue to be paid in shares of common stock. Distributions for the quarter ended June 30, 2016 were paid in common stock in an amount equivalent to $1.70 per annum, divided by $23.75.
On July 1, 2016, the Company's board of directors approved an Estimated Per-Share NAV, which was published on the same date. This was the first time that the Company’s board of directors determined an Estimated Per-Share NAV. In connection with its approval of the Company’s establishment of Estimated Per-Share NAV, the Company’s board of directors changed the distribution policy to be consistent with a 6.80% annual rate based on Estimated Per-Share NAV, automatically adjusting if and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

when the Company publishes an updated Estimated Per-Share NAV. It is currently anticipated that the Company will publish an updated Estimated Per-Share NAV on at least an annual basis. The Company’s board of directors authorized distributions, payable in shares of common stock, at a rate of 0.068 multiplied by the Estimated Per-Share NAV in effect as of the close of business on the applicable date. Therefore, beginning with distributions payable with respect to July 2016, the Company has paid distributions to its stockholders in shares of common stock on a monthly basis to stockholders of record each day during the prior month in an amount equivalent to $1.46064 per annum, divided by $21.48. The distributions will be made by the fifth day following each month-end to stockholders of record at the close of business each day during the prior month.
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
Repurchases pursuant to the SRP, when requested, generally will be made semiannually (each six-month period ending June 30 or December 31, a “semi-annual period”). Repurchases for any semi-annual period will be limited to a maximum of 2.5% of the weighted average number of shares of common stock outstanding during the previous fiscal year, with a maximum for any fiscal year of 5.0% of the weighted average number of shares of common stock outstanding during the previous fiscal year.
Repurchases pursuant to the SRP for any given semi-annual period will be funded from proceeds received during that same semi-annual period through the issuance of common stock pursuant to the DRIP unless the board of directors, in its sole discretion, makes available other funds for this purpose. As described further above, beginning with distributions payable with respect to April 2016, the Company commenced paying distributions to its stockholders in shares of common stock instead of cash. The Company will not issue any additional shares of common stock under the DRIP unless and until it recommences paying distributions in cash. The Company also does not expect the board of directors will make other funds available for these purposes until the Company is able to obtain additional liquidity on favorable terms. Accordingly, the Company does not currently expect to make any repurchases under the SRP during 2016.
To the extent the Company makes repurchases under the SRP, the repurchase price per share will be computed as described below.
Until June 30, 2016, the repurchase price per share for requests other than for death or disability was an amount equal to:

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
Beginning July 1, 2016, the date the Company first published its Estimated Per-Share NAV, the repurchase price per share for requests other than for death or disability will be an amount equal to the then-current Estimated Per-Share NAV, in each case multiplied by a percentage equal to:

•	92.5%, if the person seeking repurchase has held his or her shares for a period greater than one year and less than two years;

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

•	95%, if the person seeking repurchase has held his or her shares for a period greater than two years and less than three years;

•	97.5%, if the person seeking repurchase has held his or her shares for a period greater than three years and less than four years; or

•	100%, if the person seeking repurchase has held his or her shares for a period greater than four years.
In the case of requests for death or disability, the repurchase price per share will be equal to:

•	until June 30, 2016, the price paid to acquire the shares from the Company, or

•	beginning on July 1, 2016, the Estimated Per-Share NAV at the time of repurchase.
If the establishment of an Estimated Per-Share NAV occurs during any semi-annual period, any repurchase requests received during such semi-annual period will be paid at a price based on Estimated Per-Share NAV applicable on the last day of the semi-annual period, as described above.
Distribution Reinvestment Plan
Pursuant to the DRIP, to the extent the Company pays distributions in cash, stockholders may elect to reinvest distributions by purchasing shares of common stock in lieu of receiving cash. No dealer manager fees or selling commissions are paid with respect to shares purchased pursuant to the DRIP. Participants purchasing shares pursuant to the DRIP have the same rights and are treated in the same manner as if such shares were issued pursuant to the primary Offering. The board of directors may designate that certain cash or other distributions be excluded from the DRIP. The Company has the right to amend or suspend any aspect of the DRIP or terminate the DRIP with ten days’ notice to participants. Shares issued under the DRIP are recorded to equity in the accompanying balance sheets in the period distributions are paid. There were 1,226,867 shares issued under the DRIP as of June 30, 2016 and 828,217 shares issued under the DRIP as of December 31, 2015. Because the Company requires funds in addition to its operating cash flow and cash on hand to meet its capital requirements, in March 2016 the Company’s board of directors changed the distribution policy, such that distributions paid with respect to April 2016 were paid in shares of common stock instead of cash. Distributions for subsequent periods have been and, unless and until the Company's board of directors determines otherwise, will continue to be paid in shares of common stock. The Company will not issue any additional shares of common stock under the DRIP unless and until it recommences paying distributions in cash.
All shares issued under the DRIP through June 30, 2016 were purchased at $23.75 per share. If and when the Company issues any additional shares of common stock under the DRIP, distributions reinvested in common stock will be at a price equal to the Estimated Per-Share NAV.
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

	June 30, 2016
	Carrying Amount	Fair Value
Mortgage and promissory notes payable(1)	$1,453,338	$1,456,948
(1) Carrying amount does not include the associated deferred financing fees as of June 30, 2016.
The fair value of the mortgage and promissory notes payable were determined using the discounted cash flow method and applying current market rates and is classified as level 3 under the fair value hierarchy. As described in Note 10 - Commitments and Contingencies, the carrying amount of the contingent consideration related to the Barceló Portfolio acquisition was remeasured to fair value as of June 30, 2016.
As described in Note 13 - Impairment of Long Lived Assets, the Company recorded an impairment charge of $2.4 million during the quarter ended June 30, 2016, to reflect one hotel asset at its fair value of $6.2 million. This value was determined using one or more unobservable inputs representing a nonrecurring level 3 fair value measurement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
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
Contingent Consideration
Included as part of the acquisition of the Barceló Portfolio is a contingent consideration payable to the seller based on the operating results of the Baltimore Courtyard, Providence Courtyard and Stratford Homewood Suites. During August 2016, the Company and the seller entered into an agreement extending and modifying the payment terms of the contingent consideration. The amount payable is calculated by applying a contractual capitalization rate to the excess earnings before interest, taxes, depreciation and amortization earned in the third year after the acquisition over an agreed upon target, provided the contingent consideration generally will not be less than $4.1 million or exceed $4.5 million. In the first quarter ended March 31, 2016, the Company revised its forecast resulting in an increase in the contingent consideration payable of $0.6 million, and in the second quarter ended June 30, 2016, the Company further revised its forecast resulting in an additional increase in the contingent consideration payable of $0.3 million. The change in the contingent consideration payable is reflected in other income (expense) in the Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six month periods ended June 30, 2016. The contingent consideration payable as of June 30, 2016 is $4.1 million. The Company anticipates paying the contingent consideration on July 3, 2017.

Note 11 - Related Party Transactions and Arrangements
As of June 30, 2016, American Realty Capital Hospitality Special Limited Partner, LLC (the "Special Limited Partner"), which is wholly owned by AR Capital, owned 8,995 shares of the Company’s outstanding common stock. Additionally, as of June 30, 2016, AR Capital, the parent of the Sponsor, owned 22,488 shares of the Company's outstanding common stock, and AR Global owned 6,474 shares of the Company's outstanding common stock.
The Company's Former Dealer Manager served as the dealer manager of the IPO. SK Research, LLC and American National Stock Transfer, LLC ("ANST"), both subsidiaries of the parent company of the Former Dealer Manager, provided other general professional services through December 2015 and January 2016, respectively. RCS Capital Corporation ("RCAP"), the parent company of the Former Dealer Manager and certain of its affiliates that provided services to the Company, filed for Chapter 11 bankruptcy protection in January 2016, prior to which it was also under common control with AR Capital, the parent of the Company's Sponsor, and AR Global. In May 2016, RCAP and its affiliated debtors emerged from bankruptcy under the new name, Aretec Group, Inc.
The Advisor and its affiliates are entitled to a variety of fees, and may incur and pay costs and fees on behalf of the Company for which they are entitled to reimbursement. The Company had a payable due to related parties related to operating, acquisition, financing and offering costs of $8.0 million and $6.5 million as of June 30, 2016 and December 31, 2015, respectively.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

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
The table below shows the commissions and fees incurred from and payable to the Former Dealer Manager for the Offering during the three months ended June 30, 2016 and 2015, the six months ended June 30, 2016 and 2015, and the associated payable as of June 30, 2016 and December 31, 2015, which is recorded in due to related parties on the Company's consolidated balance sheets (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,		Payable as of
	2016	2015	2016	2015	June 30, 2016	December 31, 2015
Total commissions and fees incurred from the Dealer Manager	$—	$19,095	$71	$34,625	$—	$1
The Advisor and its affiliates were paid compensation and/or received reimbursement for services relating to the Offering, including transfer agency services provided by ANST, an affiliate of the Former Dealer Manager. The Company is responsible for the Offering and related costs (excluding selling commissions and dealer manager fees) up to a maximum of 2.0% of gross proceeds received from the Offering, measured at the end of the Offering. Offering costs in excess of the 2.0% cap as of the end of the Offering are the Advisor’s responsibility. As of June 30, 2016, Offering and related costs (excluding selling commissions and dealer manager fees) exceeded 2.0% of gross proceeds received from the Offering by $5.9 million.
Offering costs incurred by the Advisor or its affiliated entities on behalf of the Company have generally been recorded as a reduction to additional paid-in-capital on the accompanying consolidated balance sheets. The table below shows compensation and reimbursements incurred and payable to the Advisor and its affiliates for services relating to the Offering during the three months ended June 30, 2016 and 2015, the six months ended June 30, 2016 and 2015, and the associated amounts payable as of June 30, 2016 and December 31, 2015, which is recorded in due to related parties on the Company’s consolidated balance sheets (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,		Payable as of
	2016	2015	2016	2015	June 30, 2016	December 31, 2015
Total compensation and reimbursement for services provided by the Advisor and its affiliates related to the Offering	$—	$4,525	$—	$9,934	$433	$787

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

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
On November 11, 2015, the Company, the OP and the Advisor agreed to an amendment to the advisory agreement (as amended, the "Advisory Agreement"), pursuant to which, effective October 1, 2015, the Company became required to pay asset management fees in cash (subject to certain coverage limitations during the pendency of the Offering), or shares of the Company's common stock, or a combination of both, at the Advisor’s election, and the asset management fee is paid on a monthly basis. The monthly fees are equal to:

•	The cost of the Company’s assets (until July 1, 2016, then the lower of the cost of the Company's assets and the fair market value of the Company's assets), multiplied by

•	0.0625%.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

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
The Class B Units do not become unrestricted until certain performance conditions are satisfied, including until the adjusted market value of the OP’s assets plus applicable distributions equals or exceeds the aggregate capital contributed by investors plus an amount equal to a 6.0% cumulative, pre-tax, non-compounded annual return to investors, and the occurrence of a sale of all or substantially all of the OP’s assets, a listing of the Company’s common stock, or a termination of the Advisory Agreement without cause. A total of 524,956 Class B Units have been issued as of June 30, 2016 for asset management services performed by the Advisor, and a total of 3,183 shares of common stock have been issued as of June 30, 2016 to the Advisor for distributions payable on the Class B Units.
The issuance of Class B Units did not result in any expense on the Company’s consolidated statements of operations, except for distributions paid on the Class B Units. The distributions payable on Class B Units for periods through March 31, 2016 were paid in cash. Beginning in the second quarter ended June 30, 2016, the Company began paying distributions on the Class B Units in shares of common stock on the same terms paid to the Company’s stockholders.
The table below presents the Class B Units distribution expense for the three months ended June 30, 2016 and 2015 respectively, and for the six months ended June 30, 2016, and 2015, respectively, and the associated payable as of June 30, 2016 and December 31, 2015 which is recorded in due to related parties on the Company's consolidated balance sheets (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,		Payable as of
	2016	2015	2016	2015	June 30, 2016	December 31, 2015
Class B Units distribution expense	$149	$32	$387	$43	$148	$92
The table below presents the asset management fees, acquisition fees, acquisition cost reimbursements and financing coordination fees charged by the Advisor in connection with the operations of the Company for the three months ended June 30, 2016 and 2015, the six months ended June 30, 2016 and 2015, and the associated payable as of June 30, 2016 and December 31, 2015, which is recorded in due to related parties on the Company's consolidated balance sheets (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,		Payable as of
	2016	2015	2016	2015	June 30, 2016	December 31, 2015
Asset management fees	$4,520	$—	$8,977	$—	$156	$1,190
Acquisition fees	$—	$81	$1,624	$29,011	$—	$—
Acquisition cost reimbursements	$—	$—	$108	$—	$—	$—
Financing coordination fees	$—	$44	$206	$11,879	$—	$—
	$4,520	$125	$10,915	$40,890	$156	$1,190
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

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
Pursuant to the Amendment, the Company also agreed, subject to approval of its stockholders of an amendment to the Company’s charter which the Company has agreed to present to its stockholders at the 2016 annual meeting, to extend the term of the Advisory Agreement to June 1, 2017 and that the notice period for terminating the Advisory Agreement will be ninety (90) days’ notice instead of sixty (60) days’ notice if the Trigger occurs prior to an expiration of the term. The stockholders of the Company approved the charter amendment on August 12, 2016.
In order to increase operating cash flows and the ability to pay distributions from operating cash flows, the Advisor may elect to waive certain fees. Because the Advisor may waive certain fees, cash flow from operations that would have been paid to the Advisor may be available to pay distributions to stockholders. The fees that may be forgiven are not deferrals and accordingly, will not be paid to the Advisor. In certain instances, to improve the Company’s working capital, the Advisor may elect to absorb a portion of the Company’s general and administrative costs. No expenses were absorbed by the Advisor during the six months ended June 30, 2016 or for the year ended December 31, 2015, respectively.
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
The table below represents reimbursements to the Advisor for the three months ended June 30, 2016 and 2015, the six months ended June 30, 2016 and 2015, and the associated payable as of June 30, 2016 and December 31, 2015, which is recorded in due to related parties on the Company's consolidated balance sheets (in thousands):

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Payable as of
	2016	2015	2016	2015	June 30, 2016	December 31, 2015
Total general and administrative expense reimbursement for services provided by the Advisor	$549	$—	$1,128	$—	$356	$72
The Advisor at its election may also contribute capital to enhance the Company’s cash position for working capital and distribution purposes. Any contributed capital amounts are not reimbursable to the Advisor. Further, any capital contributions are made without any corresponding issuance of common or preferred shares. There were no contributions to capital from the Advisor for the three months ended June 30, 2016 and 2015, or the six months ended June 30, 2016 and 2015.
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

The Company will also pay its Property Manager (which payment has been assigned to Crestline) an annual incentive fee equal to 15% of the amount by which the operating profit from the properties sub-managed by Crestline for such fiscal year (or partial fiscal year) exceeds 8.5% of the total investment of such properties. The Company may, in the future, pay similar fees to its Property Manager (which payment may be assigned to third-party sub-property managers) with respect to properties sub-managed by third-party sub-property managers. Incentive fees incurred by the Company were approximately $0.1 million for the three months ended June 30, 2016 and $0.1 million for the six months ended June 30, 2016 and no incentive fees were incurred by the Company for the three months ended and six months ended June 30, 2015.
The table below shows the management fees (including incentive fees described above) and reimbursable expenses incurred by the Company from Crestline or the Property Manager (and not payable to a third party sub-property manager) during three months ended June 30, 2016 and 2015, the six months ended June 30, 2016, and 2015, respectively, and the associated payable as of June 30, 2016 and December 31, 2015 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,		Payable as of
	2016	2015	2016	2015	June 30, 2016	December 31, 2015
Total management fees and reimbursable expenses incurred from Crestline	$4,449	$2,221	$8,171	$3,934	$1,568	$1,106
Total management fees incurred from Property Manager	$2,293	$2,112	$4,239	$2,949	$5,480	$3,553
Total	$6,742	$4,333	$12,410	$6,883	$7,048	$4,659
Fees and Participations Paid in Connection with the Liquidation or Listing
The Company is required to pay the Advisor an annual subordinated performance fee calculated on the basis of the Company’s total return to stockholders, payable monthly in arrears, such that for any year in which the Company’s total return on stockholders’ capital exceeds 6.0% per annum, the Advisor will be entitled to 15.0% of the excess total return but not to exceed 10.0% of the aggregate total return for such year. This fee will be payable only upon the sale of assets, other disposition

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

or refinancing of such assets, which results in the return on stockholders’ capital exceeding 6.0% per annum. No subordinated performance fees were incurred during the three months ended or six months ended June 30, 2016 or 2015, respectively.
The Company may pay a brokerage commission to the Advisor on the sale of property, not to exceed the lesser of 2.0% of the contract sale price of the property and 50.0% of the total brokerage commission paid if a third-party broker is also involved; provided, however, that in no event may the real estate commissions paid to the Advisor, its affiliates and unaffiliated third parties exceed the lesser of 6.0% of the contract sales price and a reasonable, customary and competitive real estate commission, in each case, payable to the Advisor if the Advisor or its affiliates, as determined by a majority of the independent directors, provided a substantial amount of services in connection with the sale. No such fees were incurred during the three months ended or six months ended June 30, 2016 or 2015, respectively.
The Special Limited Partner is entitled to receive a subordinated participation in the net sales proceeds of the sale of real estate assets of 15.0% of the remaining net sale proceeds after return of capital contributions to investors plus payment to investors of a 6.0% cumulative, pre-tax, non-compounded annual return on the capital contributed by investors. The Special Limited Partner will not be entitled to the subordinated participation in net sale proceeds unless the Company’s investors have received a 6.0% cumulative non-compounded return on their capital contributions plus the return of their capital. No such participation became due and payable during the three months ended or six months ended June 30, 2016 or 2015, respectively.
If the common stock of the Company is listed on a national exchange, the Special Limited Partner is entitled to receive a subordinated incentive listing distribution of 15.0% of the amount by which the Company’s market value plus distributions exceeds the aggregate capital contributed by investors plus an amount equal to a 6.0% cumulative, pre-tax, non-compounded annual return on their capital contributions. The Special Limited Partner will not be entitled to the subordinated incentive listing distribution unless investors have received a 6.0% cumulative, pre-tax non-compounded annual return on their capital contributions. No such distributions were incurred during the three months ended or six months ended June 30, 2016 or 2015, respectively. Neither the Special Limited Partner nor any of its affiliates can earn both the subordinated participation in the net sale proceeds and the subordinated incentive listing distribution.
Upon termination or non-renewal of the Advisory Agreement with the Advisor, with or without cause, the Special Limited Partner, through its controlling interest in the Advisor, is entitled to receive distributions from the OP equal to 15.0% of the amount by which the sum of the Company’s market value plus distributions exceeds the sum of the aggregate capital contributed by investors plus an amount equal to a 6.0% cumulative, pre-tax, non-compounded annual return to investors. The Special Limited Partner may elect to defer its right to receive a subordinated distribution upon termination until either a listing on a national securities exchange or other liquidity event occurs. No such distributions were incurred during the three months ended or six months ended June 30, 2016 or 2015, respectively.
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
Note 13 - Impairment of Long-Lived Assets

In the second quarter ended June 30, 2016, the Company identified an indicator of impairment at one of its hotels, primarily due to decreased operating performance. As required by Accounting Standards Codification section 360 (ASC 360), once an indicator of impairment is identified, the Company is required to perform a test for recoverability. This test compares the sum of the estimated undiscounted future cash flows attributable to the hotel to its carrying amount. The Company determined that the estimated undiscounted future cash flows attributable to the hotel did not exceed its carrying amount and an impairment existed.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

The Company then determined the fair value of the hotel using the discounted cash flow method to be $6.2 million, approximately $2.4 million less than the carrying amount of the hotel at June 30, 2016 of $8.6 million, and recorded the impairment loss in the Consolidated Statements of Operations and Comprehensive Income (Loss).
Note 14 - Subsequent Events
The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q, and determined that there have not been any events that have occurred that would require adjustments to disclosures in the accompanying condensed consolidated financial statements except for the following transactions:
Sales of Common Stock
Subsequent to the quarter ended June 30, 2016 and through August 5, 2016, the Company issued 433,269 shares of common stock as stock distributions.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read in conjunction with the accompanying condensed consolidated financial statements of American Realty Capital Hospitality Trust, Inc. and the notes thereto. As used herein, the terms "Company," "we," "our," "our company" or "us" refer to American Realty Capital Hospitality Trust, Inc., a Maryland corporation, including, as required by context, to American Realty Capital Hospitality Operating Partnership, L.P. (the "OP"), a Delaware limited partnership, and to its subsidiaries. We are externally managed by American Realty Capital Hospitality Advisors, LLC (our "Advisor"), a Delaware limited liability company.
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

•
We will require additional debt or equity financing to complete our pending acquisition of eight hotels for an aggregate purchase price of $77.2 million (the “Pending Acquisition”) from Summit Hotel OP, LP, the operating partnership of Summit Hotel Properties, Inc. (collectively, “Summit”), and there can be no assurance that such additional capital will be available on favorable terms, or at all. Any failure to complete our Pending Acquisition could cause us to default under the agreement and forfeit a $7.5 million deposit.

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

Overview
We were incorporated on July 25, 2013 as a Maryland corporation and qualified as a REIT beginning with the taxable year ended December 31, 2014. We were formed primarily to acquire lodging properties in the midscale limited service, extended stay, select service, upscale select service, and upper upscale full service segments within the hospitality sector. As of June 30, 2016, we had acquired or had an interest in a total of 142 hotels with a total of 17,351 guestrooms located in 32 states. As of June 30, 2016, all but one of our hotels operated under a franchise or license agreement with a national brand owned by one of Hilton Worldwide, Inc., Marriott International, Inc., Hyatt Hotels Corporation, Starwood Hotels and Resorts Worldwide, and Intercontinental Hotels Group or one of their respective subsidiaries or affiliates.
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

We believe the actions we are undertaking and have undertaken as described elsewhere in this Form 10-Q, such as changes to our distribution policy, negotiating the extension of certain of our PIP obligations, marketing select assets for sale, and amendments to our agreement with our Advisor to permit the payment of a portion of the asset management fee in shares of our common stock under certain circumstances, will provide adequate liquidity to satisfy our capital requirements for the next twelve months, but these measures may not be sufficient to meet our capital requirements for this period.

On July 1, 2016, our board of directors approved a net asset value per share of common stock (“Estimated Per-Share NAV”) equal to $21.48 as of March 31, 2016, which was published on the same date. This was the first time that our board of directors determined an Estimated Per-Share NAV. In connection with its approval of our establishment of Estimated Per-Share NAV, our board of directors changed the distribution policy to be consistent with a 6.80% annual rate based on Estimated Per-Share NAV, automatically adjusting if and when the Company publishes an updated Estimated Per-Share NAV. It is currently anticipated that the Company will publish an updated Estimated Per-Share NAV on at least an annual basis. The distributions are made by the fifth day following each month-end to stockholders of record at the close of business each day during the prior month.

As of June 30, 2016, we had approximately 37.2 million shares of common stock outstanding and had received total proceeds of approximately $913.0 million, including shares issued under the DRIP and net of repurchases. The shares outstanding include shares of common stock issued as stock distributions through June 30, 2016, as a result of the Company's change in distribution policy adopted by the Company's board of directors in March 2016. We will not issue any additional shares of common stock under the DRIP unless and until we recommence paying distributions in cash.
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

The Advisor, the Property Manager and Crestline are under common control with AR Global and AR Capital, as a result of which they are related parties, and each of these entities has received or will receive compensation, fees and other expense reimbursements from us for services related to our IPO and the investment and management of our assets.

We, directly or indirectly through our taxable REIT subsidiaries, enter into agreements with the Property Manager, which, in turn, engages Crestline or a third-party sub-property manager to manage our hotel properties. Crestline is a leading hospitality management company in the United States, and, as of June 30, 2016, had 106 hotels and 15,800 rooms under management in 28 states and the District of Columbia. As of June 30, 2016, 72 of our hotels and 9,594 rooms were managed by Crestline, and 70 of our hotels and 7,757 rooms were managed by third-party sub-property managers.
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
Use of Estimates
The preparation of the accompanying consolidated financial statements in conformity with U.S. Generally Accepted Accounting Principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management makes significant estimates regarding revenue recognition, purchase price allocations to record investments in real estate, the useful lives of real estate and real estate taxes, as applicable.
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
Impairment of Long-Lived Assets and Investments in Unconsolidated Entities
When circumstances indicate the carrying value of a property may not be recoverable, we review the asset for impairment. This review is based on an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property’s use and eventual disposition. The estimates consider factors such as expected future operating income, market and other applicable trends and residual value, as well as the effects of demand, competition and other factors. If impairment exists, due to the inability to recover the carrying value of a property, an impairment loss will be recorded to the extent that the carrying value exceeds the estimated fair value of the property for properties to be held and used. These assessments have a direct impact on net income because recording an impairment loss results in an immediate negative adjustment to net income. An impairment loss of $2.4 million was recorded on one hotel during the quarter ended June 30, 2016 (See Note 13 - Impairment of Long-Lived Assets to our accompanying consolidated financial statements included in this Quarterly Report on Form 10-Q).

Assets Held for Sale (Long-Lived Assets)

When we initiate the sale of long-lived assets, we assess whether the assets meet the criteria to be considered assets held for sale. The review is based on the whether the following criteria are met:

•	Management has committed to a plan to sell the asset group;

•	The subject assets are available for immediate sale in their present condition;

•	We are actively locating buyers as well as other initiatives required to complete the sale;

•	The sale is probable and the transfer is expected to qualify for recognition as a complete sale in one year;

•	The long-lived asset is being actively marketed for sale at a price that is reasonable in relation to fair value; and

•	Actions necessary to complete the plan indicate it is unlikely significant changes will be made to the plan or the plan will be withdrawn.

If all the criteria are met, a long-lived asset held for sale is measured at the lower of its carrying amount or fair value less cost to sell. We did not have any assets held for sale in the quarter ended June 30, 2016.
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
In April 2015, the Financial Accounting Standards Board (“FASB”) issued ASU 2015-03 Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”), which was designed to simplify the presentation of debt issuance costs. The amendments in ASU 2015-03 require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Prior to application of this new guidance, we presented debt issuance costs as an asset on the consolidated balance sheet. The recognition and measurement guidance for debt issuance costs were not affected by the amendments in ASU 2015-03. We adopted this ASU as of January 1, 2016. The impact to the Consolidated Balance Sheet as of December 31, 2015, was to reduce total assets, mortgage notes payable, and mandatorily redeemable preferred securities by $18.8 million.
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
Earnings/Loss per Share
We calculate basic income or loss per share by dividing net income or loss for the period by the weighted-average shares of our common stock outstanding for a respective period. Diluted income per share takes into account the effect of dilutive instruments, such as stock options and unvested stock awards, except when doing so would be anti-dilutive. In July and August 2016, we paid distributions in shares of common stock and adjusted retroactively for all periods presented our computation of loss per share in order to reflect this change in capital structure. The impact to each of the three and six month periods ended June 30, 2016 and June 30, 2015, was to increase the weighted average shares of our common stock outstanding by 433,269 shares. We expect we will continue to make similar retroactive adjustments in subsequent quarters for so long as we continue to pay distributions in shares of common stock.
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
Advertising Costs

We expense advertising costs for hotel operations as incurred. These costs were $4.7 million for the three months ended June 30, 2016 and $3.8 million for the three months ended June 30, 2015. Advertising expense was $8.5 million for the six months ended June 30, 2016 and $5.3 million for the six months ended June 30, 2015.
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
Derivative Transactions
We at certain times enter into derivative instruments to hedge exposure to changes in interest rates. Our derivatives as of June 30, 2016, consisted of interest rate cap agreements, which we believe will help to mitigate our exposure to increasing borrowing costs under floating rate indebtedness. We have elected not to designate our interest rate cap agreements as cash flow hedges. The impact of the interest rate caps for the three months and six months ended June 30, 2016, to the consolidated financial statements was immaterial.
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
Results of Operations
In March of 2014 we closed on the acquisition of interests in six hotels through fee simple, leasehold and joint venture interests (the "Barceló Portfolio") for an aggregate purchase price of $110.1 million, exclusive of closing costs. In February 2015, we closed on the acquisition of interests in 116 hotels through fee simple and leasehold interests (the "Grace Portfolio") for an aggregate purchase price of $1.8 billion, exclusive of closing costs. In October 2015, we closed on the acquisition of interests in 10 hotels through fee simple interests (the "First Summit Portfolio") for an aggregate purchase price of $150.1 million, exclusive of closing costs. In November and December 2015, we closed on the acquisition of interests in four hotels through fee simple interests (the "First Noble and Second Noble Portfolios") for an aggregate purchase price of $107.6 million, exclusive of closing costs. During December 2015 and January 2016, we terminated our obligation to acquire 24 additional hotels, and as a result forfeited an aggregate of $41.1 million in non-refundable deposits. In February 2016, we completed the acquisition of six hotels through fee simple interests (the "Third Summit Portfolio" and, together with the First Summit Portfolio and the First Noble and Second Noble Portfolios, the “Summit and Noble Portfolios”) for an aggregate purchase price of $108.3 million, exclusive of closing costs. Also in February 2016, we reinstated our obligation under a previously terminated agreement with Summit, which we refer to as our Pending Acquisition, to purchase ten hotels for an aggregate purchase price of $89.1 million, and made a new purchase price deposit of $7.5 million. During June 2016, Summit informed us that two of the ten hotels have been sold, thereby reducing the Pending Acquisition to eight hotels for an aggregate purchase price of $77.2 million.
Because we have raised less proceeds in our IPO than originally contemplated, we will require additional debt or equity financing to fund up to $69.7 million in closing consideration for our Pending Acquisition. Any failure to complete our Pending Acquisition could cause us to default under the reinstated purchase agreement and forfeit the $7.5 million deposit. We also do not expect to make future acquisitions unless we can obtain equity or debt financing in addition to the additional capital we need to meet our existing capital requirements.
Following the suspension of our IPO, one of our primary business objectives has been a focus on meeting our capital requirements, and, in light of this objective, we have been marketing select hotels for sale and negotiating the extension of certain of our obligations under brand-mandated property improvement plans (“PIPs”). Asset sales and the deferral of PIP obligations, if completed, could adversely impact our operating results.
The number of hotels in our portfolio that are under renovation has adversely impacted our operating results, and this adverse impact may continue in future periods as our PIP work proceeds.
Current market concerns regarding the potential softening of hospitality demand, and recent political and economic uncertainty have led many public lodging companies to curtail their revenue growth estimates for the remainder of 2016. Any of these factors could adversely impact the financial performance of our properties and hence our results of operations.
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
Following amendments to our agreement with the Advisor and the limited partnership agreement of the OP on November 11, 2015, we became required to pay asset management fees, which may be in cash, shares of our common stock or a combination of both, at the Advisor’s election, on a monthly basis effective October 1, 2015, equal to the cost of our assets (until July 1, 2016, then the lower of the cost of our assets and the fair market value of our assets), multiplied by 0.0625%. We ceased causing units of limited partnership in our OP entitled "Class B Units" ("Class B Units") to be issued to the Advisor with respect to periods commencing on or after September 30, 2015. Historically, the issuance of Class B Units was not reflected as an expense in our Consolidated Statements of Operations, except for the distributions made on the associated Class B Units. Beginning in the fourth quarter of 2015, our Consolidated Statements of Operations include an expense for the asset management fee payable in cash, shares of our common stock or a combination thereof.
In March of 2016, we amended our agreement with our Advisor to give us the right, for a period commencing on June 1, 2016 and ending on June 1, 2017, subject to certain conditions, to pay up to $500,000 per month of asset management fees payable to our Advisor under our agreement with our Advisor in shares of our common stock.
Comparison of the Three Months Ended June 30, 2016 to the Three Months Ended June 30, 2015
Room revenues were $153.9 million for the three months ended June 30, 2016, compared to room revenues of $126.0 million for the three months ended June 30, 2015. The increase in room revenues was primarily due to our acquisitions of the Summit and Noble Portfolios, which were completed during the fourth quarter of 2015 and the first quarter of 2016.
The following table presents actual operating information of the hotels in our portfolio commencing on the date we acquired them.

	Three Months Ended
Total Portfolio	June 30, 2016	June 30, 2015
Number of rooms	17,351	14,924
Occ	80.8%	79.5%
ADR	$122.78	$119.72
RevPAR	$99.20	$95.14

Our results of operations only include the results of operations of the hotels we have acquired beginning on the date of each hotel's acquisition. The following table presents pro-forma operating information of the hotels in our portfolio as if we had owned each hotel in our portfolio for the full periods presented. The information in the table includes the hotels that were under renovation within the six months ended June 30, 2016. The hotel business is capital-intensive and renovations are a regular part of the business. A large-scale capital project that would cause a hotel to be considered to be under renovation is an extensive renovation of core aspects of the hotel, such as rooms, meeting space, lobby, bars, restaurants, and other public spaces. Both quantitative and qualitative factors are taken into consideration in determining if a particular renovation would cause a hotel to be considered to be under renovation for these purposes, including unusual or exceptional circumstances such as: a reduction or increase in room count, a significant alteration of the business operations, or the closing of material portions of the hotel during the renovation.

	Three Months Ended
Pro forma (142 hotels)	June 30, 2016	June 30, 2015
Number of rooms	17,351	17,351
Occ	80.8%	80.1%
ADR	$122.78	$120.02
RevPAR	$99.20	$96.17
RevPAR change	3.2%

The following table presents pro-forma operating information of the hotels in our portfolio as if we had owned each hotel in our portfolio for the full periods presented, further adjusted to exclude the impact of 34 hotels that were under renovation within the six months ended June 30, 2016.

	Three Months Ended
Pro forma hotels not under renovation (108 hotels)	June 30, 2016	June 30, 2015
Number of rooms	13,014	13,014
Occ	81.5%	80.3%
ADR	$122.49	$119.50
RevPAR	$99.85	$95.99
RevPAR change	4.0%
Pro-forma RevPAR for the three months ended June 30, 2016, compared to the three months ended June 30, 2015, increased by 3.2% due to an increase in occupancy and ADR, partially offset by the impact of hotels under renovation. Pro-forma RevPAR for our hotels not under renovation increased 4.0% in the current period as compared to the prior year period.
Other non-room operating revenues for the portfolio include food and beverage, and other ancillary revenues such as conference center, market, parking, telephone and cancellation fees. Total non-room operating revenues, including the results of the hotels in our portfolio as if we had owned each hotel in our portfolio for the three months ended June 30, 2016, and the three months ended June 30, 2015, increased 4.3% over the prior year period driven primarily by food and beverage revenue.
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

Total operating expenses (excluding depreciation and amortization and impairment of long-lived assets), including the results of the hotels in our portfolio as if we had owned each hotel in our portfolio for the three months ended June 30, 2016, and the three months ended June 30, 2015, increased approximately 10.8% over the prior year period primarily due to asset management fees paid in cash in the 2016 period, growth in rooms expense associated with the growth in room revenue, and an increase in other property-level operating costs.
Depreciation and amortization increased approximately $6.0 million for the three months ended June 30, 2016, compared to the prior year period, due primarily to acquisitions.
Impairment of long-lived assets increased approximately $2.4 million for the three month ended June 30, 2016, compared to the prior year period, due to the recognition of an impairment on one hotel.
Interest expense decreased approximately $0.7 million for the three months ended June 30, 2016, compared to the prior year period, primarily driven by lower deferred financing cost amortization and lower interest expense on the mandatorily redeemable preferred securities due to lower principal outstanding, partially offset by increased debt due to the acquisitions of the Summit and Noble Portfolios.
Acquisition and transaction related costs decreased approximately $0.9 million for the three months ended June 30, 2016, compared to the prior year period. Acquisition and transaction related costs for the three months ended June 30, 2016 were attributable to costs associated with the acquisition of the Third Summit Portfolio. Acquisition and transaction related costs for the three months ended June 30, 2015 were primarily attributable to costs associated with the acquisition of an additional equity interest in the HGI Blacksburg JV.
General and administrative increased approximately $1.7 million for the three months ended June 30, 2016, compared to the prior year period, primarily due to expenses we are required to reimburse to our Advisor and an increase in professional fees.
Other income (expense) changed by approximately $2.5 million for the three months ended June 30, 2016, compared to the prior year period, primarily due to the gain recorded in the prior year period related to the change in the fair value associated with the contingent consideration payable due in connection with the acquisition of the Barceló Portfolio, which was subsequently revised.
Comparison of the Six Months Ended June 30, 2016 to the Six Months Ended June 30, 2015
Room revenues were $281.3 for the six months ended June 30, 2016, compared to room revenues of $176.5 million for the six months ended June 30, 2015. The increase in room revenues was primarily due to our acquisitions of the Summit and Noble Portfolios, which were completed during the fourth quarter of 2015 and the first quarter of 2016, and the Grace Portfolio, which was completed during the first quarter of 2015.
The following table presents actual operating information of the hotels in our portfolio commencing on the date we acquired them.

	Six Months Ended
Total Portfolio	June 30, 2016	June 30, 2015
Number of rooms	17,351	14,924
Occ	75.2%	78.8%
ADR	$121.48	$120.62
RevPAR	$91.37	$95.02

Our results of operations only include the results of operations of the hotels we have acquired beginning on the date of each hotel's acquisition. The following table presents pro-forma operating information of the hotels in our portfolio as if we had owned each hotel in our portfolio for the full periods presented. The information in the table includes the hotels that were under renovation within the six months ended June 30, 2016.

	Six Months Ended
Pro forma (142 hotels)	June 30, 2016	June 30, 2015
Number of rooms	17,351	17,351
Occ	75.1%	76.4%
ADR	$121.39	$118.53
RevPAR	$91.19	$90.52
RevPAR change	0.7%
The following table presents pro-forma operating information of the hotels in our portfolio as if we had owned each hotel in our portfolio for the full periods presented, further adjusted to exclude the impact of 34 hotels that were under renovation within the six months ended June 30, 2016.

	Six Months Ended
Pro forma hotels not under renovation (108 hotels)	June 30, 2016	June 30, 2015
Number of rooms	13,014	13,014
Occ	76.5%	76.1%
ADR	$120.92	$118.02
RevPAR	$92.53	$89.86
RevPAR change	3.0%
Pro-forma RevPAR for the six months ended June 30, 2016, compared to the six months ended June 30, 2015, increased by 0.7% due to an increase in ADR, partially offset by a decrease in occupancy driven by the impact of hotels under renovation. Pro-forma RevPAR for our hotels not under renovation increased 3.0% in the current period as compared to the prior year period, driven by an increase in occupancy and ADR.
Other non-room operating revenues for the portfolio include food and beverage, and other ancillary revenues such as conference center, market, parking, telephone and cancellation fees. Total non-room operating revenues, including the results of the hotels in our portfolio as if we had owned each hotel in our portfolio for the six months ended June 30, 2016, and the six ended June 30, 2015, decreased approximately 1.9% over the prior year period driven by the impact of hotels under renovation.
Total operating expenses (excluding depreciation and amortization and impairment of long-lived assets), including the results of the hotels in our portfolio as if we had owned each hotel in our portfolio for the six months ended June 30, 2016, and the six months ended June 30, 2015, increased approximately 10.1% over the prior year period primarily due to asset management fees paid in cash in the 2016 period, growth in rooms expense associated with the growth in room revenue, and the impact of hotels under renovation. Hotels under renovation had a higher percentage increase in operating expenses due to costs incurred as a result of the business disruption associated with the renovations.
Depreciation and amortization increased approximately $22.5 million for the six months ended June 30, 2016, compared to the prior year period, due primarily to acquisitions.
Impairment of long-lived assets increased approximately $2.4 million for the six months ended June 30, 2016, compared to the prior year period, due to the recognition of an impairment on one hotel.

Interest expense increased approximately $12.3 million for the six months ended June 30, 2016, compared to the prior year period, due primarily to additional mortgage debt and mandatorily redeemable preferred securities related to the acquisition of the Grace Portfolio.
Acquisition and transaction related costs decreased approximately $13.2 million for the six months ended June 30, 2016, compared to the prior year period. Acquisition and transaction related costs for the six months ended June 30, 2016 were primarily attributable to costs associated with the acquisition of the Third Summit Portfolio and forfeited deposits related to terminated acquisitions of approximately $22.0 million. Acquisition and transaction related costs for the six months ended June 30, 2015 were primarily attributable to costs associated with the acquisition of the Grace Portfolio.
General and administrative increased approximately $3.5 million for the six months ended June 30, 2016, compared to the prior year period, primarily due to the write-off of deferred financing fees of $2.2 million and due to expenses we are required to reimburse to our Advisor.
Other income (expense) changed by approximately $3.1 million for the six months ended June 30, 2016, compared to the prior year period, primarily due to the gain recorded in the prior year period related to the change in the fair value associated with the contingent consideration payable due in connection with the acquisition of the Barceló Portfolio.
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
The table below reflects the items deducted from or added to net income (loss) attributable to stockholders in our calculation of FFO and MFFO for the periods indicated. In calculating our FFO and MFFO, we exclude the impact of amounts attributable to our non-controlling interests and the portion of the adjustment allocable to non-controlling interests.

	For the Three Months Ended June 30, 2016	For the Three Months Ended June 30, 2015	For the Six Months Ended June 30, 2016	For the Six Months Ended June 30, 2015
Net income (loss) attributable to stockholders (in accordance with GAAP)	$(7,024)	$438	$(50,981)	$(39,538)
Depreciation and amortization	25,571	19,550	49,124	26,621
Impairment of long-lived assets	2,399	—	2,399	—
Adjustment to our share of depreciation and amortization for variable interest entities	(26)	64	(15)	175
FFO attributable to stockholders	$20,920	$20,052	$527	$(12,742)
Acquisition fees and expenses	212	1,148	25,277	38,431
Change in fair value of contingent consideration	311	(1,927)	904	(1,927)
Change in fair value equity interest	—	(219)	—	(219)
Amortization of below-market lease intangible asset, net	100	100	199	205
MFFO attributable to stockholders	$21,543	$19,154	$26,907	$23,748

Cash Flows
Net cash provided by operating activities was $22.2 million for the six months ended June 30, 2016. Cash provided by operating activities was positively impacted primarily by increases in accounts payable and accrued expenses, partially offset by acquisition and transaction related costs, increases in restricted cash, and increases in prepaid expenses and other assets.
Net cash used in investing activities was $88.8 million for the six months ended June 30, 2016, attributable to acquisitions and capital investments in our properties, partially offset by a decrease in restricted cash.
Net cash flow provided by financing activities was $51.9 million for the six months ended June 30, 2016. Cash provided by financing activities was primarily impacted by proceeds from mortgage notes payable, partially offset by cash distributions paid, payments of mandatorily redeemable preferred securities and promissory notes payable and restricted cash for debt service.

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
Liquidity and Capital Resources
As of June 30, 2016, we had cash on hand of $32.1 million. Under certain of our debt obligations, we are required to maintain minimum liquidity of $20.0 million to comply with financial covenants, and we expect to satisfy this covenant through liquidity we maintain at individual hotels as well as through other sources.
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
During June 2016, Summit informed us that two of the ten hotels have been sold, thereby reducing the Pending Acquisition to eight hotels for an aggregate purchase price of $77.2 million.
Our major capital requirements during 2016 include capital expenditures required pursuant to our franchise agreements and related escrows required under our indebtedness, interest and principal payments under our indebtedness, interest payments on the Grace Preferred Equity Interests and asset management fees and expense reimbursements payable to our Advisor. We are also required to fund up to $69.7 million in closing consideration for our Pending Acquisition (including amounts we intend to finance), which is scheduled to occur in December 2016. Failure to do so could cause us to forfeit up to $7.5 million in non-refundable earnest money deposits.
Following the suspension of our IPO, our primary business objective has been a focus on meeting our capital requirements and on maximizing the value of our existing portfolio by continuing to invest in our hotels primarily through PIPs, and through intensive asset management. Accordingly, we have been and continue to seek to identify and evaluate potential transactions to address our capital requirements, which could include additional debt or equity financing consisting of common stock, preferred stock or warrants, or any combination thereof. Such issuances could be below the offering price in our IPO or Estimated Per-Share NAV. There can be no assurance that we will be successful in entering into any transaction or financing that will address all of our capital needs.
As part of our efforts to address our capital requirements, we have extended the payment date of the contingent consideration payable on the Barceló Portfolio acquisition until July 3, 2017 (See Note 10 - Commitment and Contingencies to our accompanying consolidated financial statements included in this Quarterly Report on Form 10-Q). We have also been marketing select hotels for sale. If completed, these sales will generate net proceeds that can be used to meet liquidity requirements, eliminate any associated future PIP obligations, and reduce debt associated with these hotels. We have also been negotiating the extension of certain of our PIP obligations which delays the need to use capital for those purposes, but does not eliminate it. If we default on a franchise agreement as a result of our failure to comply with the PIP requirements, the franchisor may have the right to terminate the applicable agreement, we may be required to pay the franchisor liquidated damages, and we may also be in default under the applicable hotel indebtedness. There can be no assurance as to how effective these measures will be, and they are not expected to be sufficient to address all of our capital needs. Moreover, asset sales and the deferral of PIP obligations, if completed, could adversely impact our operating results and hence our operating cash flow.
Hotels under renovation adversely impacted our operating results and hence our operating cash flow during the six months ended June 30, 2016, and this adverse impact may continue in future periods as our PIP work proceeds.
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
Pursuant to the Amendment, we also agreed, subject to approval of our stockholders of an amendment to our charter which we have agreed to present to our stockholders at our 2016 annual meeting, to extend the term of the Advisory Agreement to June 1, 2017 and that the notice period for terminating the Advisory Agreement will be ninety (90) days’ notice instead of sixty (60) days’ notice if the Trigger occurs prior to an expiration of the term. Our stockholders approved the charter amendment on August 12, 2016.
We believe the changes to our distribution policy and amendments to our agreement with our Advisor to permit the payment of the asset management fee in shares of our common stock under certain circumstances will provide adequate liquidity to satisfy our capital requirements for the next twelve months, but these measures may not be sufficient to meet our capital requirements for this period.
If obtained, any additional debt or equity financing could be on terms that would not be favorable to us or our stockholders, including high interest rates, in the case of debt financing, and substantial dilution, in the case of equity issuances or convertible securities. Moreover, because we are required to use 35% of the proceeds from the issuance of interests in us or any of our subsidiaries, to redeem the Grace Preferred Equity Interests at par, up to a maximum of $350 million in redemptions for any 12-month period, it may be more difficult to obtain equity financing from an alternative source in an amount required to meet our capital requirements. As of June 30, 2016, approximately $292.3 million of liquidation value remained outstanding under the Grace Preferred Equity Interests.
As of June 30, 2016, we had principal outstanding of $1.5 billion under our indebtedness plus an additional $292.3 million in liquidation value of Grace Preferred Equity Interests (which are treated as indebtedness for accounting purposes), most of which was incurred in acquiring the real properties we currently own. Substantially all of our real properties have been pledged as security under our indebtedness. If our cash flow from operations and other available sources are insufficient to fund interest and principal under our indebtedness or make mandatory redemptions of the Grace Preferred Equity Interests we could lose control of our properties.
Because we have raised less proceeds in our IPO than originally contemplated, our ability to achieve our original investment objective of a loan-to-value ratio of 50% has been adversely affected. As of June 30, 2016, our loan-to-value ratio, including the Grace Preferred Equity Interests, was 73.0%, and our loan-to-value ratio excluding the Grace Preferred Equity Interests was 60.8%.
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
Prior to our entry into agreements related to our acquisition and financing activities during 2014 and 2015, a majority of our independent directors waived the total portfolio leverage requirement of our charter with respect to acquisition and financing activities should such total portfolio leverage exceed 300% of our total "net assets" in connection with such acquisition and financing activities. Our total portfolio leverage (which includes the Grace Preferred Equity Interests) has significantly exceeded this 300% limit at times. As of June 30, 2016, our total portfolio leverage was 248%.
We are also subject to covenants, such as debt service coverage ratios and negative pledges, in our existing indebtedness that restrict our ability to make future borrowings.

Distributions
Beginning in May 2014 with respect to holders of record in April 2014, we paid cash distributions on a monthly basis to stockholders of record each day during the prior month in an amount which is equivalent to $1.70 per annum per share of common stock. The distributions were payable by the fifth day following each month end to stockholders of record at the close of business each day during the prior month. Because we require funds in addition to our operating cash flow and cash on hand to meet our capital requirements, in March 2016, our board of directors changed our distribution policy such that, beginning with distributions with respect to April 2016, we began paying distributions to our stockholders in shares of common stock instead of cash on a monthly basis to stockholders of record each day during the prior month. Distributions for the quarter ended June 30, 2016 were paid in common stock in an amount equivalent to $1.70 per annum, divided by $23.75.

In July 2016, in connection with the establishment of Estimated Per-Share NAV, our board of directors changed the distribution policy to be consistent with a 6.80% annual rate based on Estimated Per-Share NAV, automatically adjusting if and when we publish an updated Estimated Per-Share NAV. Our board of directors authorized distributions, payable in shares of common stock, at a rate of 0.068 multiplied by the Estimated Per-Share NAV in effect as of the close of business on the applicable date. Therefore, beginning with distributions payable with respect to July 2016, we will pay distributions to stockholders in shares of common stock on a monthly basis to stockholders of record each day during the prior month in an amount equivalent to $1.46064 per annum, divided by $21.48. The distributions will be made by the fifth day following each month end to stockholders of record at the close of business each day during the prior month.
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
During the three months ended June 30, 2016, we issued 439,420 shares of common stock as distributions to our stockholders.

The following table shows the sources for the payment of cash distributions to common stockholders for the years presented (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
Distributions:
Cash distributions paid	$2,883		$4,075		$11,206		$6,485
Distributions reinvested	2,387		3,771		9,461		5,966
Total distributions	$5,270		$7,846		$20,667		$12,451
Source of distribution coverage:
Cash flows provided by operations	$—	—%	$—	—%	$—	—%	$—	—%
Offering proceeds from issuance of common stock	$2,883	54.7%	$4,075	51.9%	$11,206	54.2%	$6,485	52.1%
Offering proceeds reinvested in common stock issued under DRIP	2,387	45.3%	3,771	48.1%	9,461	45.8%	5,966	47.9%
Total sources of distributions	$5,270	100.0%	$7,846	100.0%	$20,667	100.0%	$12,451	100.0%
Cash flows provided by (used in) operations (GAAP)	$11,303		$15,757		$22,196		$(15,922)
Net income (loss) (GAAP)	$(6,941)		$432		$(50,855)		$(39,544)

For the period from our inception in July 2013 through June 30, 2016, we funded all of our cash distributions with proceeds from our IPO and proceeds realized from the sale of common stock issued pursuant to our DRIP. We will not issue any additional shares of common stock under the DRIP unless and until we pay distributions in cash instead of shares of common stock.
The below table shows the distributions paid on shares outstanding for the period ended June 30, 2016 (in thousands).

Payment Date	Weighted Average Shares Outstanding (1)	Amount Paid in Cash	Amount Reinvested under DRIP	Issuance of Common Stock for Distributions
January 4, 2016	36,414	$2,780	$2,448
February 2, 2016	36,530	$2,855	$2,393
March 1, 2016	36,627	$2,688	$2,233
April 1, 2016	36,728	$2,880	$2,387
May 2, 2016	36,936	$3	—	$5,118 (2)
June 1, 2016	37,167	—	—	$5,318 (3)
Total		$11,206	$9,461	$10,436
(1) Represents the weighted average shares outstanding for the period related to the respective payment date.
(2) Represents 215,481 shares of common stock valued at $23.75 per share
(3) Represents 223,939 shares of common stock valued at $23.75 per share

The following table compares cumulative distributions paid to cumulative net income (loss) (in accordance with GAAP) for the period from July 25, 2013 (date of inception) through June 30, 2016 (in thousands):

For the Period from July 25, 2013 (date of inception) to
June 30, 2016
Distributions paid:
Common stockholders in cash (including distributions reinvested through DRIP)	$61,440
Issuance of common stock for distributions	$10,436
Total distributions paid	$71,876

Reconciliation of net loss:
Revenues	$779,438
Acquisition and transaction related	(100,674)
Depreciation and amortization	(120,420)
Impairment of long-lived Assets	$(2,399)
Other operating expenses	(556,749)
Other non-operating expenses	(154,534)
Income tax	(4,995)
Net loss (in accordance with GAAP)	$(160,333)

Cash flows provided by operations	$19,053
FFO attributable to stockholders	$(37,240)

Contractual Obligations
We have the following contractual obligations as of June 30, 2016:
Debt Obligations:
The following is a summary of our mortgage notes payable obligation as of June 30, 2016 (in thousands):

	Total	2016	2017-2019	2020	Thereafter
Principal payments due on mortgage notes payable	$1,427,385	$—	$958,232	$469,153	$—
Interest payments due on mortgage notes payable	203,543	30,037	156,556	16,950	—
Total	$1,630,928	$30,037	$1,114,788	$486,103	$—
Mortgage notes payable due dates assume exercise of all borrower extension options.
The following is a summary of our promissory note payable obligation as of June 30, 2016 (in thousands):

	Total	2016	2017-2019	2020	Thereafter
Principal payments due on promissory notes payable	$29,236	$3,000	$26,236	$—	$—
Interest payments due on promissory notes payable	5,780	1,092	4,688	—	—
Total	$35,016	$4,092	$30,924	$—	$—
Promissory notes payable due dates assume exercise of all borrower extension options.
The following is a summary of our mandatorily redeemable preferred securities as of June 30, 2016 (in thousands):

	Total	2016	2017-2019	2020	Thereafter
Principal payments due on mandatorily redeemable preferred securities	$292,253	$—	$292,253	$—	$—
Interest payments due on mandatorily redeemable preferred securities	57,842	11,354	46,488	—	—
Total	$350,095	$11,354	$338,741	$—	$—

Lease Obligations:
The following table reflects the minimum base rental cash payments due from us over the next five years and thereafter for our ground and other lease obligations as of June 30, 2016 (in thousands):

	Total	2016	2017-2019	2020	Thereafter
Lease payments due	$110,529	$2,596	$15,654	$5,265	$87,014
Property Improvement Plan Reserve Deposits:
The following table reflects required property improvement plan reserve deposits under our mortgage debt obligations over the next five years as of June 30, 2016 (in thousands):

	Total	2016	2017-2019	2020	Thereafter
PIP reserve deposits due	$52,834	$18,700	$34,134	$—	$—

Related Party Transactions and Agreements
We have entered into agreements with affiliates of our Sponsor, whereby we have paid or may in the future pay certain fees or reimbursements to our Advisor, its affiliates and entities under common control with our Advisor in connection with acquisition and financing activities, asset and property management services and reimbursement of operating and offering related costs. The Former Dealer Manager served as the dealer manager of the IPO. SK Research, LLC and American National Stock Transfer, LLC ("ANST"), both subsidiaries of the parent company of the Former Dealer Manager, provided other general professional services through December 2015 and January 2016, respectively. RCS Capital Corporation ("RCAP"), the parent company of the Former Dealer Manager and certain of its affiliates that provided services to the Company, filed for Chapter 11 bankruptcy protection in January 2016, prior to which it was also under common control with AR Capital, the parent of the Company's Sponsor, and AR Global. In May 2016, RCAP and its affiliated debtors emerged from bankruptcy under the new name, Aretec Group, Inc.
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
As of June 30, 2016, we had not fixed the interest rate for $1.1 billion of our secured variable-rate debt. As a result, we are subject to the potential impact of rising interest rates, which could negatively impact our profitability and cash flows. In order to mitigate our exposures to changes in interest rates, we have entered into interest rate cap agreements with respect to approximately $1.1 billion of our variable-rate debt. The estimated impact on our annual results of operations, of an increase of 100 basis points in interest rates, would be to increase annual interest expense by approximately $11.6 million. Decreasing interest rates by 100 basis points, but to no lower than a zero percent variable rate, would decrease annual interest expense by $5.2 million. The estimated impact assumes no changes in our capital structure. As the information presented above includes only those exposures that exist as of June 30, 2016, it does not consider those exposures or positions that could arise after that date. The information represented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.

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
No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings.
We are not a party to any material pending legal proceedings.
Item 1A. Risk Factors.
There have been no material changes to the risk factors disclosed in our 2015 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
For the three months ended June 30, 2016, no shares of unregistered common stock were sold by the Company.
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
As of June 30, 2016, we had approximately 37.2 million shares of common stock outstanding and had received total proceeds of approximately $913.0 million, including shares issued under the DRIP and net of repurchases. The shares outstanding include shares of common stock issued as stock distributions through June 30, 2016, as a result of the Company’s change in distribution policy adopted by the Company’s board of directors in March 2016. We will not issue any additional shares of common stock under the DRIP unless and until we recommence paying distributions in cash.
The following table reflects cumulative offering costs associated with the issuance of common stock:

For the Period from July 25, 2013 (date of inception) to
(In thousands)	June 30, 2016
Selling commissions and dealer manager fees	$85,249
Other offering costs	23,559
Total offering costs	$108,808
The Former Dealer Manager was able to reallow the selling commissions and a portion of the dealer manager fees to participating broker-dealers. The following table details cumulative selling commissions incurred and reallowed related to the sale of shares of common stock:

For the Period from July 25, 2013 (date of inception) to
(In thousands)	June 30, 2016
Total commissions paid to the Former Dealer Manager	$85,249
Less:
Commissions to participating brokers	58,710
Reallowance to participating broker dealers	10,047
Net to the Former Dealer Manager	$16,492
As of June 30, 2016, we have incurred $108.8 million of cumulative offering costs in connection with the issuance and distribution of our registered securities. Cumulative offering proceeds from the sale of common stock exceeded cumulative offering costs by $801.9 million at June 30, 2016.

As of June 30, 2016, cumulative offering costs included $85.2 million of selling commissions and dealer manager fees and $19.6 million of offering cost reimbursements incurred from the Advisor and Former Dealer Manager. We are obligated to reimburse the Advisor or its affiliates, as applicable, for organization and offering costs paid by them on our behalf, provided that the Advisor is obligated to reimburse us to the extent organization and offering costs (excluding selling commissions and the dealer manager fee) incurred by us in our IPO exceed 2.0% of gross offering proceeds in the IPO.
Through June 30, 2016, we have received $883.8 million in proceeds from the IPO excluding the DRIP and net of repurchases, which we have used as follows: (i) $85.2 million to pay selling commissions and dealer manager fees to our Former Dealer Manager; (ii) $19.6 million to reimburse our Advisor for Offering expenses; (iii) $54.5 million to pay acquisition fees, acquisition cost reimbursements, and financing coordination fees to our Advisor; (iv) $29.4 million to pay cash distributions to our stockholders; (v) $221.7 million to fund part of the purchase price of the Grace Portfolio, $53.2 million to fund part of the purchase price of the First Summit Portfolio, $39.3 million to fund part of the purchase price of the First Noble and Second Noble Portfolios, and $18.5 million to fund part of the purchase price of the Third Summit Portfolio; (vi) $219.7 million in repayments of debt and redemptions of Grace Preferred Equity Interests; (vii) $41.1 million in deposits forfeited related to terminated acquisitions; (viii) $95.4 million to fund capital expenditures; and (ix) $6.2 million to pay advisory and other service fees to the Former Dealer Manager and one of its affiliates, RCS Advisory.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
None.
Item 5. Other Information.
On August 10, 2016, we entered an agreement (the "Third Amendment") to extend and modify the payment terms of the contingent consideration that is payable to the sellers of the Barceló Portfolio based on the operating results of three of the six hotels in such portfolio: Baltimore Courtyard, Providence Courtyard and Stratford Homewood Suites. The Third Amendment is classified as an amendment to the Agreement for Purchase and Sale entered into as of March 21, 2014 by and among us, ARC Hospitality Baltimore, LLC, ARC Hospitality Providence, LLC, ARC Hospitality Stratford, LLC and ARC Hospitality GA Tech, LLC, on the one hand, and HFP Hotel Owner II, LLC, CSB Stratford, LLC, and CC Technology Square, LLC, on the other hand.
Pursuant to the Third Amendment, the calculation period for the contingent consideration has been extended one year and the contingent consideration payment date has been extended until July 3, 2017. The contingent consideration will be calculated by applying a contractual capitalization rate to the excess earnings before interest, taxes, depreciation and amortization earned in the third year after the acquisition over an agreed upon target, provided the contingent consideration generally will not be less than $4.1 million or exceed $4.5 million.
The summary description of the Third Amendment contained under this caption is provided in lieu of disclosure on Item 1.01 of Form 8-K and is qualified in its entirety by the terms of the Third Amendment, a copy of which is filed as an exhibit hereto.

Item 6. Exhibits.
EXHIBIT INDEX
The following exhibits are included in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
10.1 *	Form of Restricted Stock Award Agreement
10.2 (1)
Agreement of Purchase and Sale, dated January 30, 2014, by and between HFP Hotel Owner II, LLC, CSB Stratford, LLC, CC Technology Square, LLC, ARC Hospitality Baltimore LLC, ARC Hospitality Providence LLC, ARC Hospitality Stratford LLC and ARC Hospitality GA Tech LLC

10.3 (1)
First Amendment to Agreement of Purchase and Sale, dated March 11, 2014, by and between HFP Hotel Owner II, LLC, CSB Stratford, LLC, CC Technology Square, LLC, ARC Hospitality Baltimore LLC, ARC Hospitality Providence LLC, ARC Hospitality Stratford LLC and ARC Hospitality GA Tech LLC

10.4 (1)
Second Amendment to Agreement of Purchase and Sale, dated March 21, 2014, by and between HFP Hotel Owner II, LLC, CSB Stratford, LLC, CC Technology Square, LLC, ARC Hospitality Baltimore LLC, ARC Hospitality Providence LLC, ARC Hospitality Stratford LLC and ARC Hospitality GA Tech LLC

10.5 *
Third Amendment to Agreement of Purchase and Sale, dated March 21, 2014, by and between HFP Hotel Owner II, LLC, CSB Stratford, LLC, CC Technology Square, LLC, ARC Hospitality Baltimore LLC, ARC Hospitality Providence LLC, ARC Hospitality Stratford LLC and ARC Hospitality GA Tech LLC

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
XBRL (eXtensible Business Reporting Language). The following materials from American Realty Capital Hospitality Trust, Inc.'s Quarterly Report on Form 10-Q for the six months ended June 30, 2016, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statements of Changes in Stockholders' Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

* Filed herewith
(1) Filed as an exhibit to the Company’s Form 10-K filed with the SEC on April 7, 2014.

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

Dated: August 12, 2016	By: /s/ Jonathan P. Mehlman Name: Jonathan P. Mehlman Title: Chief Executive Officer and President (Principal Executive Officer)
Dated: August 12, 2016	By: /s/ Edward T. Hoganson Name: Edward T. Hoganson Title: Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)