Form 10-Q
period 2016-09-30
American Realty Capital Hospitality Trust, Inc.
filed 2016-11-10
CIK 1583077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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

The number of shares of the registrant's common stock, $0.01 par value, outstanding as of November 4, 2016 was 38,259,818.

Page
PART I
Item 1. Financial Statements	1
Consolidated Balance Sheets as of September 30, 2016 (Unaudited) and December 31, 2015	1
Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited) for the Three Months Ended September 30, 2016 and the Three Months Ended September 30, 2015 and for the Nine Months Ended September 30, 2016 and the Nine Months Ended September 30, 2015	2
Consolidated Statement of Changes in Equity (Unaudited) for the Nine Months Ended September 30, 2016	3
Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2016 and for the Nine Months Ended September 30, 2015	4
Notes to Consolidated Financial Statements (Unaudited)	6
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	30
Item 3. Quantitative and Qualitative Disclosures About Market Risk	51
Item 4. Controls and Procedures	51
PART II
Item 1. Legal Proceedings	52
Item 1A. Risk Factors	52
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	52
Item 3. Defaults Upon Senior Securities	53
Item 4. Mine Safety Disclosures	53
Item 5. Other Information	53
Item 6. Exhibits	54
Signatures	55

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)

	September 30, 2016	December 31, 2015
	(unaudited)
ASSETS
Real estate investments:
Land	$339,819	$317,871
Buildings and improvements	1,832,486	1,729,960
Furniture, fixtures and equipment	203,218	163,516
Total real estate investments	2,375,523	2,211,347
Less: accumulated depreciation and amortization	(143,949)	(70,648)
Total real estate investments, net	2,231,574	2,140,699
Assets held for sale	10,171	—
Cash and cash equivalents	50,735	46,829
Acquisition deposits	7,500	40,504
Restricted cash	37,538	71,288
Investments in unconsolidated entities	3,498	3,458
Below-market lease asset, net	9,926	10,225
Prepaid expenses and other assets	39,121	34,836
Total Assets	$2,390,063	$2,347,839
LIABILITIES, NON-CONTROLLING INTEREST AND EQUITY
Mortgage notes payable, net	$1,418,280	$1,341,033
Promissory note payable, net	23,093	—
Mandatorily redeemable preferred securities, net	290,117	291,796
Accounts payable and accrued expenses	75,801	67,255
Due to related parties	8,757	6,546
Total Liabilities	$1,816,048	$1,706,630
Equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized, 37,833,988 and 36,300,777 shares issued and outstanding, respectively	378	363
Additional paid-in capital	829,129	793,786
Deficit	(258,216)	(155,680)
Total equity of American Realty Capital Hospitality Trust, Inc. stockholders	571,291	638,469
Non-controlling interest - consolidated variable interest entity	2,724	2,740
Total Equity	$574,015	$641,209
Total Liabilities, Non-controlling Interest and Equity	$2,390,063	$2,347,839

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except for share and per share data)
(Unaudited)

	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
Revenues
Rooms	$153,182	$126,205	$434,455	$302,706
Food and beverage	4,850	4,041	15,422	11,202
Other	3,426	2,606	9,964	7,260
Total revenue	161,458	132,852	459,841	321,168
Operating expenses
Rooms	36,958	29,752	104,984	68,395
Food and beverage	4,089	3,410	12,226	8,933
Management fees	11,030	5,433	32,061	12,965
Other property-level operating expenses	58,768	50,793	175,492	120,321
Depreciation and amortization	25,788	19,817	74,912	46,438
Impairment of long-lived assets	—	—	2,399	—
Rent	1,945	1,865	4,993	4,693
Total operating expenses	138,578	111,070	407,067	261,745
Income from operations	$22,880	$21,782	$52,774	$59,423
Interest expense	(23,087)	(23,081)	(69,033)	(56,724)
Acquisition and transaction related costs	7	(698)	(25,270)	(39,129)
Other income (expense)	(542)	(200)	(1,396)	2,001
Equity in earnings (losses) of unconsolidated entities	286	228	407	236
General and administrative	(5,128)	(2,020)	(12,623)	(5,984)
Total other expenses, net	(28,464)	(25,771)	(107,915)	(99,600)
Net income (loss) before taxes	$(5,584)	$(3,989)	$(55,141)	$(40,177)
Provision for income taxes	948	939	2,246	4,295
Net income (loss) and comprehensive income (loss)	$(6,532)	$(4,928)	$(57,387)	$(44,472)
Less: Net income (loss) attributable to non-controlling interest	152	154	278	148
Net income (loss) attributable to American Realty Capital Hospitality Trust, Inc.	$(6,684)	$(5,082)	$(57,665)	$(44,620)

Basic and Diluted net income (loss) per share	$(0.17)	$(0.19)	$(1.50)	(2.00)

Basic and Diluted weighted average shares outstanding	38,259,374	26,595,560	38,183,711	22,234,426

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(In thousands, except for share data)
(Unaudited)

	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Deficit	Total Equity of American Realty Capital Hospitality Trust, Inc. Stockholders	Non-controlling Interest	Total Non-controlling Interest and Equity
Balance, December 31, 2015	36,300,777	$363	$793,786	$(155,680)	$638,469	$2,740	$641,209
Issuance of common stock, net	45,107	—	956	—	956	—	956
Net loss attributable to American Realty Capital Hospitality Trust, Inc.	—	—	—	(57,665)	(57,665)	—	(57,665)
Net income attributable to non-controlling interest	—	—	—	—	—	278	278
Dividends paid or declared	1,089,454	11	24,884	(44,871)	(19,976)	(294)	(20,270)
Common stock issued through Distribution Reinvestment Plan	398,650	4	9,464	—	9,468	—	9,468
Share-based payments	—	—	49	—	49	—	49
Common stock offering costs, commissions and dealer manager fees	—	—	(10)	—	(10)	—	(10)
Balance, September 30, 2016	37,833,988	$378	$829,129	$(258,216)	$571,291	$2,724	$574,015

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
Cash flows from operating activities:
Net loss	$(57,387)	$(44,472)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	74,912	46,438
Impairment of long-lived assets	2,399	—
Amortization and write-off of deferred financing costs	8,152	7,764
Change in fair value of contingent consideration	1,454	(1,720)
Loss of acquisition deposits	22,000	—
Other adjustments, net	249	930
Changes in assets and liabilities:
Prepaid expenses and other assets	(4,285)	(19,175)
Restricted cash	(6,890)	(27,950)
Due to related parties	2,479	(3,417)
Accounts payable and accrued expenses	8,406	44,907
Net cash provided by operating activities	$51,489	$3,305
Cash flows from investing activities:
Acquisition of hotel assets, net of cash received	(69,892)	(375,777)
Real estate investment improvements and purchases of property and equipment	(69,828)	(17,386)
Acquisition deposits	—	(73,144)
Change in restricted cash related to real estate improvements	40,602	(39,699)
Net cash used in investing activities	$(99,118)	$(506,006)
Cash flows from financing activities:
Proceeds from issuance of common stock, net	678	495,774
Payments of offering costs	(73)	(61,131)
Dividends/Distributions paid	(11,500)	(12,164)
Mandatorily redeemable preferred securities redemptions	(2,270)	(90,760)
Payment of deferred consideration payable	—	(3,500)
Proceeds from mortgage note payable	70,384	227,000
Deferred financing fees	(721)	(27,124)
Repayments of promissory and mortgage notes payable	(5,000)	(64,849)
Restricted cash for debt service	37	(2,747)
Net cash provided by financing activities	$51,535	$460,499
Net change in cash and cash equivalents	3,906	(42,202)
Cash and cash equivalents, beginning of period	46,829	131,861
Cash and cash equivalents, end of period	$50,735	$89,659

Supplemental disclosure of cash flow information:
Interest paid	$62,854	$44,617
Income taxes paid	$1,163	$4,870
Non-cash investing and financing activities:
Offering costs payable	—	$650
Real estate investment improvements and purchases of property and equipment in accounts payable and accrued expenses	$8,950	$5,321
Proceeds receivable from stock sales	—	$2,516

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
Seller financed acquisition deposit	$7,500	—
Seller financed acquisition	$20,000	—
Mortgage and mezzanine debt assumed on real estate investments	—	$904,185
Dividends declared but not paid	$4,533	$4,150
Mandatorily redeemable preferred securities issued in acquisition of property and equipment	—	$447,097
Common stock issued through distribution reinvestment plan	$9,468	$11,418

The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

Note 1 - Organization
American Realty Capital Hospitality Trust, Inc. (the "Company") was incorporated on July 25, 2013 as a Maryland corporation and qualified as a real estate investment trust for U.S. federal income tax purposes ("REIT") beginning with the taxable year ended December 31, 2014. The Company was formed primarily to acquire lodging properties in the midscale limited service, extended stay, select service, upscale select service, and upper upscale full service segments within the hospitality sector. As of September 30, 2016, the Company had acquired or had an interest in a total of 142 hotels (including one hotel which was classified as held for sale as of September 30, 2016, and was subsequently sold on October 14, 2016), with a total of 17,351 guest rooms located in 32 states. As of September 30, 2016, all but one of these hotels operated under a franchise or license agreement with a national brand owned by one of Hilton Worldwide, Inc., Marriott International, Inc., Hyatt Hotels Corporation, Starwood Hotels and Resorts Worldwide, and Intercontinental Hotels Group or one of their respective subsidiaries or affiliates.
On January 7, 2014, the Company commenced its primary initial public offering (the "IPO" or the "Offering") on a "reasonable best efforts" basis of up to 80,000,000 shares of common stock, $0.01 par value per share, at a price of $25.00 per share, subject to certain volume and other discounts, pursuant to a registration statement on Form S-11 (File No. 333-190698), as well as up to 21,052,631 shares of common stock available pursuant to the Distribution Reinvestment Plan (the "DRIP") under which the Company's common stockholders could elect to have their cash distributions reinvested in additional shares of the Company's common stock.
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
In March 2016, the Company’s board of directors changed the distribution policy, such that distributions paid with respect to April 2016 were paid in shares of common stock instead of cash. Accordingly, the Company paid a cash distribution to stockholders of record each day during the quarter ended March 31, 2016, but distributions for subsequent periods have been, and unless and until the Company's board of directors determines otherwise, will continue to be paid in shares of common stock. Distributions for the quarter ended June 30, 2016 were paid in common stock in an amount equivalent to $1.70 per annum, divided by $23.75.
On July 1, 2016, the Company's board of directors approved an estimated net asset value per share of common stock (“Estimated Per-Share NAV”), which was published on the same date. This was the first time that the Company’s board of directors determined an Estimated Per-Share NAV. In connection with its determination of Estimated Per-Share NAV, the Company’s board of directors revised the amount of the distribution to $1.46064 per share per annum, equivalent to a 6.80% annual rate based on the Estimated Per-Share NAV, automatically adjusting if and when the Company publishes an updated Estimated Per-Share NAV. Distributions for the quarter ended September 30, 2016 were paid in shares of common stock in an amount equal to 0.000185792 per share per day, or $1.46064 per annum, divided by $21.48. It is currently anticipated that the Company will publish an updated Estimated Per-Share NAV on at least an annual basis. The distributions are made by the fifth day following each month-end to stockholders of record at the close of business each day during the prior month.
As of September 30, 2016, the Company had approximately 37.8 million shares of common stock outstanding and had received total proceeds of approximately $913.0 million from the IPO and shares issued under the DRIP, net of repurchases. The shares outstanding include shares of common stock issued as stock distributions through September 30, 2016, as a result of the Company's change in distribution policy adopted by the Company's board of directors in March 2016 as described above. The Company will not issue any additional shares of common stock under the DRIP unless and until it recommences paying distributions in cash.
Substantially all of the Company's business is conducted through American Realty Capital Hospitality Operating Partnership, L.P. (the "OP"), a Delaware limited partnership. The Company is the sole general partner and holds substantially all of the units of limited partner interest in the OP ("OP Units"). Additionally, American Realty Capital Hospitality Advisors,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

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

The Advisor, the Property Manager and Crestline are under common control with AR Capital, LLC (“AR Capital”), the parent of the Company’s sponsor, American Realty Capital IX, LLC (the "Sponsor"), and AR Global Investments, LLC, the successor to AR Capital’s business (“AR Global”), as a result of which they are related parties, and each of these entities has received or will receive compensation, fees and expense reimbursements from the Company for services related to the IPO and the investment and management of the Company’s assets.
The Company, directly or indirectly through its taxable REIT subsidiaries ("TRSs"), enters into agreements with the Property Manager, which, in turn, engages Crestline or a third-party sub-property manager to manage the Company’s hotel properties. Crestline is a leading hospitality management company in the United States, and, as of September 30, 2016, had 106 hotels and 15,800 rooms under management in 28 states and the District of Columbia. As of September 30, 2016, 72 of the Company's hotels and 9,594 rooms were managed by Crestline, and 70 of the Company's hotels and 7,757 rooms were managed by third-party sub-property managers.
Note 2 - Summary of Significant Accounting Policies
The accompanying consolidated financial statements of the Company included herein were prepared in accordance with U.S. Generally Accepted Accounting Principles ("GAAP"). Certain immaterial amounts in prior periods have been reclassified in order to conform to current period presentation, including $0.9 million of expense recognized during the six months ended June 30, 2016, that was reclassified from other property-level expenses to general and administrative expenses in the three months ended September 30, 2016. Operating results for the three-month and nine-month periods ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2015, and the notes thereto included in the Company’s Annual Report on Form 10-K, filed with the SEC on March 28, 2016.
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
Real Estate Investments

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

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
Below-Market Lease
The below-market lease intangible is based on the difference between the market rent and the contractual rent and is discounted to a present value using an interest rate reflecting the Company's current assessment of the risk associated with the leases acquired (See Note 4 - Leases). Acquired lease intangible assets are amortized over the remaining lease term. The amortization of a below-market lease is recorded as an increase to rent expense on the Consolidated Statements of Operations and Comprehensive Income (Loss).
Impairment of Long-Lived Assets
When circumstances indicate the carrying value of a property may not be recoverable, the Company reviews the asset for impairment. This review is based on an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property’s use and eventual disposition. The estimates consider factors such as expected future operating income, market and other applicable trends and residual value, as well as the effects of demand, competition and other factors. If an impairment exists due to the inability to recover the carrying value of a property, an impairment loss will be recorded to the extent that the carrying value exceeds the estimated fair value of the property. An impairment loss results in an immediate negative adjustment reflected in net income. An impairment loss of $2.4 million was recorded on one hotel during the quarter ended June 30, 2016 (See Note 13 - Impairment of Long-Lived Assets). The Company has not recorded an impairment in any other periods.
Assets Held for Sale (Long Lived-Assets)

When the Company initiates the sale of long-lived assets, it assesses whether the assets meet the criteria to be considered assets held for sale. The review is based on whether the following criteria are met:

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

•	Actions necessary to complete the plan indicate it is unlikely significant changes will be made to the plan or the plan will be withdrawn.

If all the criteria are met, a long-lived asset held for sale is measured at the lower of its carrying amount or fair value less cost to sell, and the Company will cease recording depreciation. The Company had one hotel that qualified to be treated as an asset held for sale as of September 30, 2016, which was subsequently sold on October 14, 2016 (See Note 14 - Assets Held for Sale and Note 15 - Subsequent Events).
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
In April 2015, the Financial Accounting Standards Board (“FASB”) issued ASU 2015-03 Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”), which was designed to simplify the presentation of debt issuance costs. The amendments in ASU 2015-03 require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Prior to application of this new guidance, the Company presented debt issuance costs as an asset on the Consolidated Balance Sheets. The recognition and measurement guidance for debt issuance costs were not affected by the amendments in ASU 2015-03. The Company adopted this ASU as of January 1, 2016, on a retrospective basis. The impact to the Consolidated Balance Sheets as of December 31, 2015, was to reduce total assets, mortgage notes payable, and mandatorily redeemable preferred securities by $18.8 million.
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
In February 2015, the FASB issued Accounting Standards Update 2015-02 (“ASU 2015-02”), which amended ASC 810. The amendment modifies the evaluation of whether certain legal entities are VIEs, eliminates the presumption that a general partner should consolidate a limited partnership, and affects the consolidation analysis of reporting entities that are involved with VIEs. The revised guidance was effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. The Company adopted this guidance effective January 1, 2016. The Company has evaluated the impact of the adoption of the new guidance on its consolidated financial statements and has determined the Company’s OP is considered a VIE. However, the Company meets the disclosure exemption criteria as the Company is the primary beneficiary of the VIE and the Company’s partnership interest is considered a majority voting interest. As such, the new guidance did not have an impact on the Company’s consolidated financial statements.
The Company also has variable interests in VIEs through its investments in entities which own the Westin Virginia Beach Town Center (the "Westin Virginia Beach") and the Hilton Garden Inn Blacksburg.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

Once it is determined that the Company holds a variable interest in an entity, GAAP requires that the Company perform a qualitative analysis to determine (i) which entity has the power to direct the matters that most significantly impact the VIE’s financial performance; and (ii) if the Company has the obligation to absorb the losses of the VIE that could potentially be significant to the VIE or the right to receive the benefits of the VIE that could potentially be significant to the VIE. An entity that has both of these characteristics is deemed to be the primary beneficiary and is required to consolidate the VIE.
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
The Company classifies the distributions from its investments in unconsolidated entities in the Consolidated Statements of Cash Flows based upon an evaluation of the specific facts and circumstances of each distribution. For example, distributions of cash generated by property operations are classified as cash flows from operating activities. However, distributions received as a result of property sales are classified as cash flows from investing activities.
Revenue Recognition
The Company recognizes hotel revenue as earned, which is generally defined as the date upon which a guest occupies a room or utilizes the hotel services.
Income Taxes
The Company qualified to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code commencing with its tax year ended December 31, 2014. In order to continue to qualify as a REIT, the Company must annually distribute to its stockholders 90% of its REIT taxable income (which does not equal net income as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding net capital gains, and must comply with various other organizational and operational requirements. The Company generally will not be subject to federal corporate income tax on that portion of its REIT taxable income that it distributes to its stockholders. The Company may be subject to certain state and local taxes on its income, property tax and federal income and excise taxes on its undistributed income. The Company's hotels are leased to TRSs which are owned by the OP. The TRSs are subject to federal, state and local income taxes.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

Earnings/Loss per Share
The Company calculates basic income or loss per share by dividing net income or loss for the period by the weighted-average shares of its common stock outstanding for a respective period. Diluted income per share takes into account the effect of dilutive instruments, such as stock options and unvested stock awards, except when doing so would be anti-dilutive. Beginning with distributions payable with respect to April 2016 and through November 2016, the Company has paid cumulative distributions of 1,519,210 shares of common stock and adjusted retroactively for all periods presented its computation of loss per share in order to reflect this change in capital structure. The Company expects it will continue to make similar retroactive adjustments in subsequent quarters for so long as it continues to pay distributions in shares of common stock (See Note 8 - Common Stock).
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
Advertising Costs
The Company expenses advertising costs for hotel operations as incurred. These costs were $4.6 million for the three months ended September 30, 2016, and $3.8 million for the three months ended September 30, 2015. Advertising expense was $13.2 million for the nine months ended September 30, 2016, and $9.1 million for the nine months ended September 30, 2015.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

for doubtful accounts, are included in prepaid expenses and other assets in the accompanying Consolidated Balance Sheets, and are as follows (in thousands):

	September 30, 2016	December 31, 2015
Trade receivables	$7,746	$5,848
Allowance for doubtful accounts	(558)	(697)
Trade receivables, net of allowance	$7,188	$5,151
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
Derivative Transactions
The Company at certain times enters into derivative instruments to hedge exposure to changes in interest rates. The Company’s derivatives as of September 30, 2016, consist of interest rate cap agreements which it believes will help to mitigate its exposure to increasing borrowing costs under floating rate indebtedness. The Company has elected not to designate its interest rate cap agreements as cash flow hedges. The impact of the interest rate caps for the three-month and nine-month periods ended September 30, 2016, was immaterial to the consolidated financial statements.
Recently Issued Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09 Revenue from Contracts with Customers ("ASU 2014-09"), which requires an entity to recognize the amount of revenue to which it expects to be entitled to for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective. The standard permits the use of either the retrospective or cumulative effect transition method. In April 2015, the FASB proposed an accounting standards update for ASU 2014-09 for the deferral of the effective date of ASU 2014-09. This proposal defers the effective date of ASU 2014-09 from annual reporting periods beginning after December 15, 2016, back one year, to annual reporting periods beginning after December 15, 2017 for all public business entities, certain not-for-profit entities, and certain employee benefit plans. Early application of ASU 2014-09 is permitted as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. In April and May 2016, two amendments ("ASU 2016-10" and "ASU 2016-12") were made in which guidance related to accounting for revenue from contracts with customers was clarified further. ASU 2016-10 provides clarity around identifying performance obligations and licensing implementation guidance. ASU 2016-12 addresses topics such as collectability criterion, presentation of sales tax, non-cash consideration, completed contracts at transition and technical corrections. There have been no adjustments to the effective date of ASU 2014-09. The Company is evaluating the effect that ASU 2014-09, ASU 2016-10 and ASU 2016-12 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method and has not determined the effect of the standard on its ongoing financial reporting.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

In September 2015, the FASB issued ASU 2015-16 Business Combinations ("ASU 2015-16"), which requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. ASU 2015-16 also requires the acquirer to record in the same period's financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects as a result of the change to the acquisition date. Additionally, ASU 2015-16 requires an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The Company adopted this ASU as of January 1, 2016. No prior year restatements are permitted for this change in policy. The adoption of ASU 2015-16 did not have a material effect on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02 Leases ("ASU 2016-02"), which requires an entity to separate lease components from nonlease components in a contract. ASU 2016-02 provides more guidance on how to identify and separate components than did previous GAAP. ASU 2016-02 requires lessees to recognize assets and liabilities arising from operating leases on the balance sheet. This amendment has not fundamentally changed lessor accounting, however some changes have been made to align and conform to the lessee guidance. The adoption of ASU 2016-02 becomes effective for the Company for the fiscal year beginning after December 15, 2018, and all subsequent annual and interim periods. Upon adoption, the Company will be required to recognize its operating leases, which are primarily comprised of one operating lease of the Georgia Tech Hotel & Conference Center and nine ground leases, on the balance sheet. Early adoption is permitted.

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

In August 2016, the FASB issued ASU 2016-15 Statement of Cash Flows—Classification of Certain Cash Receipts and Cash Payments ("ASU 2016-15"), which addresses the presentation and classification of certain cash flow receipts and payments. The adoption of ASU 2016-15 becomes effective for the Company for the fiscal year beginning after December 15, 2017, and all subsequent annual and interim periods. The adoption of ASU 2016-15 is not expected to have a material effect on the Company's consolidated financial statements.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
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
The remaining $447.1 million of the contract purchase price was satisfied by the issuance of the preferred equity interests (the "Grace Preferred Equity Interests") in two newly-formed Delaware limited liability companies, ARC Hospitality Portfolio I Holdco, LLC and ARC Hospitality Portfolio II Holdco, LLC, (the "Holdco entities"), each of which is an indirect subsidiary of the Company and an indirect owner of the Grace Portfolio. The holders of the Grace Preferred Equity Interests were entitled to monthly distributions at a rate of 7.50% per annum for the first 18 months following closing, through August 2016, and 8.00% per annum thereafter. On liquidation of the Holdco entities, the holders of the Grace Preferred Equity Interests are entitled to receive their original value (as reduced by redemptions) prior to any distributions being made to the Company or the Company's stockholders. Beginning in April 2015, the Company became obligated to use 35% of any IPO proceeds to redeem the Grace Preferred Equity Interests at par, up to a maximum of $350.0 million in redemptions for any 12-month period. As of September 30, 2016, the Company has redeemed $154.8 million of the Grace Preferred Equity Interests, resulting in $292.3 million of liquidation value remaining outstanding under the Grace Preferred Equity Interests.
As of September 30, 2016, the Company is required to redeem 50.0% of the Grace Preferred Equity Interests originally issued, or an additional $68.8 million by February 27, 2018, and is required to redeem the remaining $223.5 million by February 27, 2019. Because the Company does not expect it will resume the IPO, it will require funds in addition to operating cash flow and cash on hand to meet its capital requirements. There can be no assurances that the Company will be able to secure these additional funds.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

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
On October 15, 2015, the Company completed the acquisition of ten hotels (the "First Summit Closing") for $150.1 million, which was funded with $7.6 million previously paid as an earnest money deposit, $45.6 million from the Company’s IPO and $96.9 million from an advance, secured by a mortgage on the hotels in the First Summit Closing, under the SN Term Loan (See Note 5 - Mortgage Notes Payable).

The following table presents the preliminary allocation of the assets acquired and liabilities assumed by the Company for the First Summit Closing on October 15, 2015 (in thousands):

Assets acquired and liabilities assumed	October 15, 2015
Land	$16,949
Buildings and improvements	120,414
Furniture, fixtures and equipment	12,706
Accounts payable and accrued expenses	(1,042)
Total operating assets acquired, net	149,027
SN Term Loan	(96,850)
Total assets acquired, net	$52,177

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
On February 11, 2016, the Company completed the acquisition of six hotels (the "Third Summit Closing") from the Summit Sellers for an aggregate purchase price of $108.3 million, which together with certain closing costs, was funded with $18.5 million previously paid as an earnest money deposit, $20.0 million in proceeds from a loan from the Summit Sellers (the "Summit Loan") described in Note 6 - Promissory Note Payable, and $70.4 million from an advance, secured by a mortgage on the hotels in the Third Summit Closing, under the SN Term Loan. The acquisition was immaterial to the consolidated financial statements.
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
Under the Reinstatement Agreement, the Summit Sellers have the right to market and ultimately sell any or all of the hotels in the Second Summit Closing to a bona fide third party purchaser without the consent of the Company at any time prior to the Company completing its acquisition of the Second Summit Closing. If any hotel is sold in this manner, the Reinstatement

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

Agreement will terminate with respect to such hotel and the purchase price will be reduced by the amount allocated to such hotel. If all (but not less than all) of the hotels in the Second Summit Closing are sold in this manner, or if the Reinstatement Agreement is terminated with respect to all (but not less than all) of the hotels in the Second Summit Closing under certain other circumstances (including if there are title issues or material casualties or condemnations involving a particular hotel), then the New Deposit will be automatically applied towards any then outstanding principal balance of the Summit Loan, and any remaining balance of the New Deposit will be remitted to the Company. In June 2016, the Summit Sellers informed the Company that two of the ten hotels had been sold, thereby reducing the Second Summit Closing to eight hotels for an aggregate purchase price of $77.2 million.
Noble Acquisitions: On June 15, 2015, the Company entered into agreements with affiliates of Noble Investment Group, LLC (the "Noble Sellers"), as amended from time to time thereafter, to purchase fee simple interests in a portfolio of 13 hotels in four separate closing for a total purchase price of $300.0 million.
On November 2, 2015, the Company completed the acquisition of two hotels (the "First Noble Closing") from the Noble Sellers for $48.6 million, which was funded with $3.6 million previously paid as an earnest money deposit, $19.0 million from the Company’s IPO and $26.0 million from an advance, secured by a mortgage on the hotels in the First Noble Closing under the SN Term Loan.
On December 2, 2015, the Company completed the acquisition of two hotels (the “Second Noble Closing”) from the Noble Sellers for an aggregate purchase price of $59.0 million, which was funded with $4.4 million previously paid as an earnest money deposit, $12.3 million in proceeds from the Company’s IPO and $42.3 million from an advance, secured by a mortgage on the hotels in the Second Noble Closing under the SN Term Loan.
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

	Minimum Rental Commitments	Amortization of Above and Below Market Lease Intangibles to Rent Expense

For the three months ending December 31, 2016	$1,298	$100
Year ending December 31, 2017	5,210	398
Year ending December 31, 2018	5,217	398
Year ending December 31, 2019	5,227	398
Year ending December 31, 2020	5,265	398
Thereafter	87,014	8,234
Total	$109,231	$9,926

The Company has allocated values to certain above and below-market lease intangibles based on the difference between market rents and rental commitments under the leases. During the three months ended September 30, 2016 and September 30, 2015, and the nine months ended September 30, 2016 and September 30, 2015, amortization of below-market lease intangibles, net, to rent expense was $0.1 million and $0.1 million, and $0.3 million and $0.3 million, respectively. Rent expense for the three months ended September 30, 2016 and September 30, 2015, and nine months ended September 30, 2016 and September 30, 2015, was $1.8 million and $1.8 million, and $4.7 million and $4.4 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

Note 5 - Mortgage Notes Payable
The Company’s mortgage notes payable as of September 30, 2016 and December 31, 2015 consist of the following, respectively (in thousands):

	Outstanding Mortgage Notes Payable
Encumbered Properties	September 30, 2016	December 31, 2015	Interest Rate	Payment	Maturity
Baltimore Courtyard & Providence Courtyard	$45,500	$45,500	4.30%	Interest Only, Principal paid at Maturity	April 2019
Hilton Garden Inn Blacksburg Joint Venture	10,500	10,500	4.31%	Interest Only, Principal paid at Maturity	June 2020
Assumed Grace Mortgage Loan - 96 properties in Grace Portfolio	801,198	801,430	LIBOR plus 3.29%	Interest Only, Principal paid at Maturity	May 2017, subject to two, one year extension rights
Assumed Grace Mezzanine Loan - 96 properties in Grace Portfolio	102,726	102,550	LIBOR plus 4.77%	Interest Only, Principal paid at Maturity	May 2017, subject to two, one year extension rights
Refinanced Additional Grace Mortgage Loan - 20 properties in Grace Portfolio and one additional property	232,000	232,000	4.96%	Interest Only, Principal paid at Maturity	October 2020
SN Term Loan - 20 properties in Summit and Noble Portfolios	235,484	165,100	LIBOR plus between 3.25% and 3.75%	Interest Only, Principal paid at Maturity	August 2018, subject to two, one year extension rights
Total Mortgage Notes Payable	$1,427,408	$1,357,080
Less: Deferred Financing Fees, Net	$9,128	$16,047
Total Mortgage Notes Payable, Net	$1,418,280	$1,341,033
Interest expense related to the Company's mortgage notes payable for the three months ended September 30, 2016 and for the three months ended September 30, 2015, was $15.2 million and $12.7 million, respectively. Interest expense related to the Company's mortgage notes payable for the nine months ended September 30, 2016 and for the nine months ended September 30, 2015, was $44.7 million and $29.3 million, respectively.
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
Assumed Grace Indebtedness
The Assumed Grace Mortgage Loan and the Assumed Grace Mezzanine Loan mature on May 1, 2017, subject to two (one-year) extension rights which, if both are exercised, would result in an outside maturity date of May 1, 2019. The extensions on the Assumed Grace Mortgage Loan and the Assumed Grace Mezzanine Loan can only occur if certain conditions are met, including a condition that a minimum ratio of net operating income to debt outstanding be satisfied. There can be no assurance that the Company will be able to meet these conditions and extend these loans pursuant to their terms. The Assumed Grace Mortgage Loan carries an interest rate of London Interbank Offered Rate ("LIBOR") plus 3.29%, and the Assumed Grace Mezzanine Loan carries an interest rate of LIBOR plus 4.77%, for a combined weighted average interest rate of LIBOR plus 3.46%. Pursuant to the Assumed Grace Indebtedness, the Company has agreed to make periodic payments into an escrow

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

account for the property improvement plans required by the franchisors. The Assumed Grace Indebtedness includes the following financial covenants: minimum consolidated net worth and minimum consolidated liquidity. As of September 30, 2016, the Company was in compliance with these financial covenants.
Refinanced Additional Grace Mortgage Loan
The Refinanced Additional Grace Mortgage Loan carries a fixed annual interest rate of 4.96% per annum with a maturity date on October 6, 2020. Pursuant to the Refinanced Additional Grace Mortgage Loan, the Company agreed to make periodic payments into an escrow account for the property improvement plans required by the franchisors. The Refinanced Additional Grace Mortgage Loan includes the following financial covenants: minimum consolidated net worth and minimum consolidated liquidity. As of September 30, 2016, the Company was in compliance with these financial covenants.
SN Term Loan
On August 21, 2015, the Company entered into a Term Loan Agreement with Deutsche Bank AG New York Branch, as administrative agent and Deutsche Bank Securities Inc., as sole lead arranger and book-running manager (as amended, the "SN Term Loan"). On October 15, 2015, the Company amended and restated the SN Term Loan and made the initial draw down of borrowings of $96.9 million in connection with the First Summit Closing. On November 2, 2015, the Company drew down borrowings of $26.0 million in connection with the First Noble Closing. On December 2, 2015 the Company drew down borrowings of $42.3 million in connection with the Second Noble Closing. On February 11, 2016, the Company drew down borrowings of $70.4 million in connection with the Third Summit Closing, and amended the SN Term Loan to reduce the lenders’ total commitment from $450.0 million to $293.4 million. On July 1, 2016, the period in which the Company had the ability to further draw down on the SN Term Loan expired, reducing the lenders' total commitment to $235.5 million. No additional amounts are available to be drawn under the SN Term Loan. Due to the amendment and the expiration, the Company recorded a reduction to its deferred financing fees associated with the SN Term Loan. The reduction of $3.0 million was reflected as a general and administrative expense in the Consolidated Statements of Operations and Comprehensive Income (Loss).
The SN Term Loan provided for financing (the “Loans”) at a rate equal to a base rate plus a spread of between 3.25% and 3.75% for Eurodollar rate Loans and between 2.25% and 2.75% for base rate Loans, depending on the aggregate debt yield and aggregate loan-to-value of the properties securing the Loans measured periodically. Prior to November 1, 2015, all spreads were 0.5% less than they will be during the rest of the term. The SN Term Loan has a term of three years, with two one-year extension options, and is secured by the fee interest in the hotels acquired. The extensions on the SN Term Loan can only occur if certain conditions are met, including a condition that a minimum ratio of net operating income to debt outstanding be satisfied. If the Company exercises the extension options the Loans will amortize in an amount of 2.5% per annum payable quarterly. There can be no assurance that we will be able to meet these conditions and extend this loan pursuant to its terms.
Pursuant to the SN Term Loan, the Company agreed to make periodic payments into an escrow account for the property improvement plans required by the franchisors. The SN Term Loan includes the following financial covenants: minimum debt service coverage ratio, minimum consolidated net worth and minimum consolidated liquidity. As of September 30, 2016, the Company was in compliance with these financial covenants.

Note 6 - Promissory Note Payable
The Company’s promissory note payable as of September 30, 2016 and December 31, 2015 were as follows (in thousands):

	Outstanding Promissory Note Payable
Note Payable	September 30, 2016	December 31, 2015	Interest Rate
Summit Loan Promissory Note	$23,172	$—	13.0%
Less: Deferred Financing Fees, Net	79	—
Promissory Notes Payable, Net	$23,093	$—

On February 11, 2016, the Summit Sellers loaned the Company $27.5 million under the Summit Loan. Proceeds from the Summit Loan totaling $20.0 million were used to pay a portion of the purchase price of the Third Summit Closing and proceeds

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

from the Summit Loan totaling $7.5 million were used as a new purchase price deposit on the reinstated Second Summit Closing.
The Summit Loan initially bears interest at a rate of 13.0% per annum, of which 9.0% is paid in cash monthly and an additional 4% (the “Added Rate”) accrues and is compounded monthly and added to the outstanding principal balance at maturity unless otherwise paid in cash by the Company. The Summit Loan has an initial maturity date of February 11, 2017, and the Seller Loan Agreement provides for two one-year extensions at the Company’s option, subject to the payment in cash of the interest accrued at the Added Rate. Upon each extension, the Added Rate will be increased by 1%. As required pursuant to the Summit Loan, the Company paid principal in the amount of $3.0 million during the quarter ended September 30, 2016, and $5.0 million for the nine months ended September 30, 2016. No other principal payments are required pursuant to the Summit Loan prior to maturity. The Company may pre-pay the Summit Loan in whole or in part without penalty at any time.
The Company also made certain other agreements with respect to future sales and purchases of hotels under the Summit Loan.
Interest expense related to the Company's promissory notes payable for the three months ended September 30, 2016 was $0.8 million. There was no interest expense related to the Company's promissory notes payable for the three months ended September 30, 2015. Interest expense related to the Company's promissory notes payable for the nine months ended September 30, 2016 and for the nine months ended September 30, 2015, was $2.2 million and $1.4 million, respectively. Interest expense recognized for the nine months ended September 30, 2015 was related to notes payable in connection with the Barceló Portfolio, which were repaid in full during the quarter ended June 30, 2015.
Note 7 - Accounts Payable and Accrued Expenses
The following is a summary of the components of accounts payable and accrued expenses (in thousands):

	September 30, 2016	December 31, 2015
Trade accounts payable and accrued expenses	$60,957	$57,472
Contingent consideration from Barceló Portfolio (See Note 10 - Commitments and Contingencies)	4,618	3,164
Hotel accrued salaries and related liabilities	10,226	6,619
Total	$75,801	$67,255
Note 8 - Common Stock

The Company had 37,833,988 shares and 36,300,777 shares of common stock outstanding and had received total proceeds of $913.0 million and $902.9 million as of September 30, 2016 and December 31, 2015, respectively. The shares outstanding include shares of common stock issued as stock distributions through September 30, 2016, as a result of the Company's change in distribution policy adopted by the Company's board of directors in March 2016 as described below.
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
Because the Company requires funds in addition to its operating cash flow and cash on hand to meet its capital requirements, in March 2016 the Company’s board of directors changed the distribution policy, such that distributions paid with respect to April 2016 were paid in shares of common stock instead of cash. Accordingly, the Company paid a cash distribution to stockholders of record each day during the quarter ended March 31, 2016, but distributions for subsequent periods have been and, unless and until the Company's board of directors determines otherwise, will continue to be paid in shares of common stock. Distributions for the quarter ended June 30, 2016 were paid in common stock in an amount equivalent to $1.70 per annum, divided by $23.75.
On July 1, 2016, the Company's board of directors approved an Estimated Per-Share NAV, which was published on the same date. This was the first time that the Company’s board of directors determined an Estimated Per-Share NAV. In connection with its determination of Estimated Per-Share NAV, the Company’s board of directors revised the amount of the distribution to $1.46064 per share per annum, equivalent to a 6.80% annual rate based on Estimated Per-Share NAV, automatically adjusting if

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

and when the Company publishes an updated Estimated Per-Share NAV. It is currently anticipated that the Company will publish an updated Estimated Per-Share NAV on at least an annual basis. The Company’s board of directors authorized distributions, payable in shares of common stock, at a rate of 0.068 multiplied by the Estimated Per-Share NAV in effect as of the close of business on the applicable date. Therefore, beginning with distributions payable with respect to July 2016, the Company has paid distributions to its stockholders in shares of common stock on a monthly basis to stockholders of record each day during the prior month in an amount equal to 0.000185792 per share per day, or $1.46064 per annum, divided by $21.48.
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
Repurchases pursuant to the SRP for any given semi-annual period will be funded from proceeds received during that same semi-annual period through the issuance of common stock pursuant to the DRIP, unless the board of directors in its sole discretion makes available other funds for this purpose. As described further above, beginning with distributions payable with respect to April 2016, the Company commenced paying distributions to its stockholders in shares of common stock instead of cash. The Company will not issue any additional shares of common stock under the DRIP unless and until it recommences paying distributions in cash. The Company also does not expect the board of directors will make other funds available for these purposes until the Company is able to obtain additional liquidity on favorable terms. Accordingly, the Company does not currently expect to make any repurchases under the SRP during 2016.
To the extent the Company makes repurchases under the SRP, the repurchase price per share for requests other than for death or disability will be an amount equal to the then-current Estimated Per-Share NAV, in each case multiplied by a percentage equal to:

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
Distribution Reinvestment Plan

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

Pursuant to the DRIP, to the extent the Company pays distributions in cash, stockholders may elect to reinvest distributions by purchasing shares of common stock. No dealer manager fees or selling commissions are paid with respect to shares purchased pursuant to the DRIP. The shares purchased pursuant to the DRIP have the same rights and are treated in the same manner as all other shares of the Company's common stock. The board of directors may designate that certain cash or other distributions be excluded from the DRIP. The Company has the right to amend or suspend any aspect of the DRIP or terminate the DRIP with ten days’ notice to participants. Shares issued under the DRIP are recorded to equity in the Consolidated Balance Sheets in the period distributions are paid. There were 1,226,867 shares issued under the DRIP as of September 30, 2016 and 828,217 shares issued under the DRIP as of December 31, 2015. Commencing with distributions paid with respect to April 2016, the Company has paid distributions in shares of common stock instead of cash. The Company will not issue any additional shares of common stock under the DRIP unless and until it recommences paying distributions in cash.
All shares issued under the DRIP were purchased at $23.75 per share. If and when the Company issues any additional shares of common stock under the DRIP, distributions reinvested in common stock will be at a price equal to the Estimated Per-Share NAV.
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

	September 30, 2016
	Carrying Amount	Fair Value
Mortgage and promissory notes payable(1)	$1,450,580	$1,451,968
(1) Carrying amount does not include the associated deferred financing fees as of September 30, 2016.
The fair value of the mortgage and promissory notes payable were determined using the discounted cash flow method and applying current market rates and is classified as level 3 under the fair value hierarchy. As described in Note 10 - Commitments and Contingencies, the carrying amount of the contingent consideration related to the Barceló Portfolio acquisition was remeasured to fair value as of September 30, 2016.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

The amount payable is calculated by applying a contractual capitalization rate to the excess earnings before interest, taxes, and depreciation and amortization, earned in the third year after the acquisition over an agreed upon target, provided the contingent consideration generally will not be less than $4.1 million or exceed $4.6 million. In each of the quarters ended March 31, 2016, June 30, 2016, and September 30, 2016, the Company revised its forecast resulting in an increase in the contingent consideration payable of $1.4 million, including $0.6 million during the quarter ended September 30, 2016. The change in the contingent consideration payable is reflected in other income (expense) in the Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine month periods ended September 30, 2016. The contingent consideration payable as of September 30, 2016 is $4.6 million. The Company anticipates paying the contingent consideration on July 3, 2017.
Note 11 - Related Party Transactions and Arrangements
As of September 30, 2016, American Realty Capital Hospitality Special Limited Partner, LLC (the "Special Limited Partner"), which is wholly owned by AR Capital, owned 9,153 shares of the Company’s outstanding common stock. Additionally, as of September 30, 2016, AR Capital, the parent of the Sponsor, owned 22,881 shares of the Company's outstanding common stock, and AR Global owned 6,587 shares of the Company's outstanding common stock.
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
The Advisor and its affiliates are entitled to a variety of fees, and may incur and pay costs and fees on behalf of the Company for which they are entitled to reimbursement. The Company had a payable due to related parties related to operating, acquisition, financing and offering costs of $8.8 million and $6.5 million as of September 30, 2016 and December 31, 2015, respectively.
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
No dealer manager fees or selling commissions have been paid with respect to shares which were purchased pursuant to the DRIP.
The table below shows the commissions and fees incurred from and payable to the Former Dealer Manager for the Offering during the three months ended September 30, 2016 and 2015, the nine months ended September 30, 2016 and 2015, and the associated payable as of September 30, 2016 and December 31, 2015, which is recorded in due to related parties on the Company's Consolidated Balance Sheets (in thousands):

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Payable as of
	2016	2015	2016	2015	September 30, 2016	December 31, 2015
Total commissions and fees incurred from the Dealer Manager	$—	$13,289	$71	$47,914	$—	$1
The Advisor and its affiliates were paid compensation and/or received reimbursement for services relating to the Offering, including transfer agency services provided by ANST, an affiliate of the Former Dealer Manager. The Company is responsible for the Offering and related costs (excluding selling commissions and dealer manager fees) up to a maximum of 2.0% of gross proceeds received from the Offering, measured at the end of the Offering. Offering costs in excess of the 2.0% cap as of the end of the Offering are the Advisor’s responsibility. As of September 30, 2016, Offering and related costs (excluding selling commissions and dealer manager fees) exceeded 2.0% of gross proceeds received from the Offering by $5.9 million.
Offering costs incurred by the Advisor or its affiliated entities on behalf of the Company have generally been recorded as a reduction to additional paid-in-capital on the accompanying Consolidated Balance Sheets. The table below shows compensation and reimbursements incurred and payable to the Advisor and its affiliates for services relating to the Offering during the three months ended September 30, 2016 and 2015, the nine months ended September 30, 2016 and 2015, and the associated amounts payable as of September 30, 2016 and December 31, 2015, which is recorded in due to related parties on the Company’s Consolidated Balance Sheets (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,		Payable as of
	2016	2015	2016	2015	September 30, 2016	December 31, 2015
Total compensation and reimbursement for services provided by the Advisor and its affiliates related to the Offering	$—	$4,045	$—	$13,979	$433	$787

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
The Company was also party to a transfer agency agreement with ANST, pursuant to which ANST provided the Company with transfer agency services (including broker and stockholder servicing, transaction processing, year-end IRS reporting and other services), and supervisory services overseeing the transfer agency services performed by a third-party transfer agent. AR Global received written notice from ANST on February 10, 2016 that it would wind down operations by the end of the month and would withdraw as the transfer agent effective February 29, 2016. On February 26, 2016, the Company entered into a definitive agreement with DST Systems, Inc., its previous provider of sub-transfer agency services, to provide the Company directly with transfer agency services (including broker and stockholder servicing, transaction processing, year-end IRS reporting and other services). Following the suspension of the IPO on November 15, 2015, fees payable with respect to transfer agency services are included in general and administrative expenses on the Consolidated Statements of Operations and Comprehensive Income (Loss) during the period the service was provided.
Fees Paid in Connection With the Operations of the Company
Fees Paid to the Advisor

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

The Advisor is paid an acquisition fee of 1.5% of (A) the contract purchase price of each acquired property and (B) the amount advanced for a loan or other investment. The Advisor may also be reimbursed for expenses incurred in the process of acquiring properties, in addition to third-party costs the Company may pay directly to, or reimburse the Advisor for. Additionally, the Company may reimburse the Advisor for legal expenses it or its affiliates directly incur in the process of acquiring properties in an amount not to exceed 0.1% of the contract purchase price of the Company’s assets acquired. Once the proceeds from the Offering have been fully invested, the aggregate amount of acquisition fees and financing coordination fees (as described below) may not exceed 1.9% of the contract purchase price, for any new investments, including reinvested proceeds, and the amount advanced for a loan or other investment, for all the assets acquired. In no event will the total of all acquisition fees, acquisition expenses and any financing coordination fees (as described below) payable with respect to the Company's total portfolio of investments, calculated after the close of the Offering and once the Company has invested substantially all the proceeds of the Offering, exceed 4.5% of (A) the contract purchase price of all of the Company's properties and (B) the amount advanced for all of the Company's loans or other investments. Fees paid to the Advisor related to acquisitions are reported as a component of net income (loss) in the period incurred.
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
On November 11, 2015, the Company, the OP and the Advisor agreed to an amendment to the advisory agreement (as amended, the "Advisory Agreement"), pursuant to which, effective October 1, 2015, the Company became required to pay asset management fees in cash (subject to certain coverage limitations during the pendency of the Offering), or shares of the Company's common stock, or a combination of both, at the Advisor’s election, and the asset management fee is paid on a monthly basis. The monthly fees are equal to:

•	The cost of the Company’s assets (until July 1, 2016, then the lower of the cost of the Company's assets or the fair market value of the Company's assets), multiplied by

•	0.0625%.
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
The Class B Units do not become unrestricted until certain performance conditions are satisfied, including until the adjusted market value of the OP’s assets plus applicable distributions equals or exceeds the aggregate capital contributed by investors plus an amount equal to a 6.0% cumulative, pre-tax, non-compounded annual return to investors, and the occurrence of a sale of all or substantially all of the OP’s assets, a listing of the Company’s common stock, or a termination of the Advisory Agreement without cause. A total of 524,956 Class B Units have been issued as of September 30, 2016 for asset management services performed by the Advisor, and a total of 12,311 shares of common stock have been issued as of September 30, 2016 to the Advisor for distributions payable on the Class B Units.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

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
The table below presents the Class B Units distribution expense for the three months ended September 30, 2016 and 2015 respectively, and for the nine months ended September 30, 2016, and 2015, respectively, and the associated payable as of September 30, 2016 and December 31, 2015, which is recorded in due to related parties on the Company's Consolidated Balance Sheets (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,		Payable as of
	2016	2015	2016	2015	September 30, 2016	December 31, 2015
Class B Units distribution expense	$193	$96	$637	$224	$62	$92
The table below presents the asset management fees, acquisition fees, acquisition cost reimbursements and financing coordination fees charged by the Advisor in connection with the operations of the Company for the three months ended September 30, 2016 and 2015, and for the nine months ended September 30, 2016 and 2015, and the associated payable as of September 30, 2016 and December 31, 2015, which is recorded in due to related parties on the Company's Consolidated Balance Sheets (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,		Payable as of
	2016	2015	2016	2015	September 30, 2016	December 31, 2015
Asset management fees	$4,469	$—	$13,446	$—	$39	$1,190
Acquisition fees	$—	$—	$1,624	$27,203	$—	$—
Acquisition cost reimbursements	$—	$—	$108	$1,808	$—	$—
Financing coordination fees	$—	$3,375	$206	$15,254	$—	$—
	$4,469	$3,375	$15,384	$44,265	$39	$1,190
In March 2016, the Company, the OP and the Advisor further amended (the "Amendment") the Advisory Agreement to provide the Company with the right to pay up to $500,000 per month of asset management fees payable to the Advisor under the Advisory Agreement in shares of the Company’s common stock for the period of time beginning on June 1, 2016 and ending on June 1, 2017. The Company's right to pay such portion of the asset management fees in shares of common stock will commence on the date (the “Trigger”) that the elimination of its payment of cash distributions is insufficient to provide adequate liquidity levels consistent with assumptions mutually agreed to in good faith by the Company's independent directors and the Advisor from time to time (the “Relief Period”). As of September 30, 2016, the Trigger has not occurred and the Company has not exercised this right.
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

•
a change of control (as defined in the Amendment), any restructuring of the Company’s debt or preferred stock that results in net proceeds in excess of $500,000 multiplied by the remaining months prior to June 1, 2017, after

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

repayment or redemption of any indebtedness or preferred stock which is repayable or redeemable out of the proceeds of such transaction or such transaction results in the reduction in other cash usage by the Company during the Relief Period in excess of $500,000 multiplied by the remaining months prior to June 1, 2017, or a sale, exchange, transfer or other disposition of substantially all of the Company’s assets; or

•	termination of the Advisory Agreement.
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
Pursuant to the Amendment, the Company also agreed, subject to the effectiveness of an amendment of the Company’s charter, to extend the term of the Advisory Agreement to June 1, 2017 and that the notice period for terminating the Advisory Agreement will be ninety (90) days’ notice instead of sixty (60) days’ notice if the Trigger occurs prior to an expiration of the term. In August 2016, the stockholders of the Company approved the charter amendment and it became effective.
In order to increase operating cash flows and the ability to pay distributions from operating cash flows, the Advisor may elect to waive certain fees. Because the Advisor may waive certain fees, cash flow from operations that would have been paid to the Advisor may be available to pay distributions to stockholders. The fees that may be forgiven are not deferrals and accordingly, will not be paid to the Advisor. In certain instances, to improve the Company’s working capital, the Advisor may elect to absorb a portion of the Company’s general and administrative costs. No expenses were absorbed by the Advisor during the nine months ended September 30, 2016 or for the year ended December 31, 2015, respectively.
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
The table below represents reimbursements to the Advisor for the three months ended September 30, 2016 and 2015, and for the nine months ended September 30, 2016 and 2015, and the associated payable as of September 30, 2016 and December 31, 2015, which is recorded in due to related parties on the Company's Consolidated Balance Sheets (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,		Payable as of
	2016	2015	2016	2015	September 30, 2016	December 31, 2015
Total general and administrative expense reimbursement for services provided by the Advisor	$574	$—	$1,702	$—	$344	$72
The Advisor at its election may also contribute capital to enhance the Company’s cash position for working capital and distribution purposes. Any contributed capital amounts are not reimbursable to the Advisor. Further, any capital contributions are made without any corresponding issuance of common or preferred shares. There were no contributions to capital from the Advisor for the three months ended September 30, 2016 and 2015, or the nine months ended September 30, 2016 and 2015.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

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

The Company will also pay its Property Manager (which payment has been assigned to Crestline) an annual incentive fee equal to 15% of the amount by which the operating profit from the properties sub-managed by Crestline for such fiscal year (or partial fiscal year) exceeds 8.5% of the total investment of such properties. The Company has agreed and may in the future agree to similar incentive fee arrangements with the Property Manager and certain of the third party sub-property managers. Incentive fees incurred by the Company were less than $0.1 million for the three months ended September 30, 2016 and were $0.1 million for the nine months ended September 30, 2016, respectively, and $0.1 million in incentive fees were incurred by the Company for the three months ended and nine months ended September 30, 2015, respectively.
The table below shows the management fees (including incentive fees described above) and reimbursable expenses incurred by the Company from Crestline or the Property Manager (and not payable to a third party sub-property manager) during three months ended September 30, 2016 and 2015, and during the nine months ended September 30, 2016, and 2015, respectively, and the associated payable as of September 30, 2016 and December 31, 2015 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,		Payable as of
	2016	2015	2016	2015	September 30, 2016	December 31, 2015
Total management fees and reimbursable expenses incurred from Crestline	$4,134	$2,631	$12,305	$6,564	$1,461	$1,106
Total management fees incurred from Property Manager	$2,262	$2,055	$6,501	$5,000	$6,419	$3,553
Total	$6,396	$4,686	$18,806	$11,564	$7,880	$4,659
Fees and Participations Paid in Connection with the Liquidation or Listing
The Company is required to pay the Advisor an annual subordinated performance fee calculated on the basis of the Company’s total return to stockholders, payable monthly in arrears, such that for any year in which the Company’s total return on stockholders’ capital exceeds 6.0% per annum, the Advisor will be entitled to 15.0% of the excess total return but not to exceed 10.0% of the aggregate total return for such year. This fee will be payable only upon the sale of assets, other disposition or refinancing of such assets, which results in the return on stockholders’ capital exceeding 6.0% per annum. No subordinated performance fees were incurred during the three months ended or nine months ended September 30, 2016 or 2015, respectively.
The Company may pay a brokerage commission to the Advisor on the sale of property, not to exceed the lesser of 2.0% of the contract sale price of the property and 50.0% of the total brokerage commission paid if a third-party broker is also involved; provided, however, that in no event may the real estate commissions paid to the Advisor, its affiliates and unaffiliated third parties exceed the lesser of 6.0% of the contract sales price and a reasonable, customary and competitive real estate commission, in each case, payable to the Advisor if the Advisor or its affiliates, as determined by a majority of the independent directors, provided a substantial amount of services in connection with the sale. No such fees were incurred during the three months ended or nine months ended September 30, 2016 or 2015, respectively.
The Special Limited Partner is entitled to receive a subordinated participation in the net sales proceeds of the sale of real estate assets of 15.0% of the remaining net sale proceeds after return of capital contributions to investors plus payment to investors of a 6.0% cumulative, pre-tax, non-compounded annual return on the capital contributed by investors. The Special Limited Partner will not be entitled to the subordinated participation in net sale proceeds unless the Company’s investors have received a 6.0% cumulative non-compounded return on their capital contributions plus the return of their capital. No such participation became due and payable during the three months ended or nine months ended September 30, 2016 or 2015, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

If the common stock of the Company is listed on a national exchange, the Special Limited Partner is entitled to receive a subordinated incentive listing distribution of 15.0% of the amount by which the Company’s market value plus distributions exceeds the aggregate capital contributed by investors plus an amount equal to a 6.0% cumulative, pre-tax, non-compounded annual return on their capital contributions. The Special Limited Partner will not be entitled to the subordinated incentive listing distribution unless investors have received a 6.0% cumulative, pre-tax non-compounded annual return on their capital contributions. No such distributions were incurred during the three months ended or nine months ended September 30, 2016 or 2015, respectively. Neither the Special Limited Partner nor any of its affiliates can earn both the subordinated participation in the net sale proceeds and the subordinated incentive listing distribution.
Upon termination or non-renewal of the Advisory Agreement with the Advisor, with or without cause, the Special Limited Partner, through its controlling interest in the Advisor, is entitled to receive distributions from the OP equal to 15.0% of the amount by which the sum of the Company’s market value plus distributions exceeds the sum of the aggregate capital contributed by investors plus an amount equal to a 6.0% cumulative, pre-tax, non-compounded annual return to investors. The Special Limited Partner may elect to defer its right to receive a subordinated distribution upon termination until either a listing on a national securities exchange or another liquidity event occurs. No such distributions were incurred during the three months ended or nine months ended September 30, 2016 or 2015, respectively.
Note 12 - Economic Dependency
Under various agreements, the Company has engaged or will engage the Advisor and its affiliates to provide certain services that are essential to the Company, including asset management services, supervision of the management, asset acquisition and disposition decisions, as well as other administrative responsibilities for the Company including accounting services and investor relations.
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

The Company then determined the fair value of the hotel using the discounted cash flow method to be $6.2 million, approximately $2.4 million less than the carrying amount of the hotel at June 30, 2016 of $8.6 million, and recorded the impairment loss in the Consolidated Statements of Operations and Comprehensive Income (Loss). The Company has not recorded an impairment in any other periods.

Note 14 - Assets Held for Sale

As part of the Company's efforts to address its capital requirements, the Company has been marketing select hotels for sale. If completed, these sales will generate net proceeds that can be used to meet liquidity requirements, eliminate any associated future PIP obligations, and reduce debt associated with these hotels. As of September 30, 2016 the Company had one hotel that was held for sale, which was subsequently sold on October 14, 2016 (See Note 15 - Subsequent Events). The sale of the hotel does not represent a strategic shift that has, or will have, a major effect on the Company’s operations and financial results, and therefore the operating results for the period of ownership of this property are included in income from continuing operations for the three months ended and nine months ended September 30, 2016 and September 30, 2015, respectively.
Assets held for sale as of September 30, 2016 consisted of the following (in thousands):

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

September 30, 2016
Land	$2,675
Buildings and improvements	7,069
Furniture, fixtures and equipment	1,450
11,194
Less: Accumulated Depreciation	(1,023)
Assets Held for Sale	$10,171

Note 15 - Subsequent Events
The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q, and determined that there have not been any events that have occurred that would require adjustments to disclosures in the accompanying condensed consolidated financial statements except for the following transactions:
Issuances of Common Stock
Subsequent to the quarter ended September 30, 2016 and through November 4, 2016, the Company issued 429,907 shares of common stock as stock distributions.
Sale of Hotel
On October 14, 2016, the Company completed the sale of one hotel for a sales price of $13.0 million, resulting in a gain of approximately $2.5 million, which will be reflected in the Company’s consolidated statements of operations in the fourth quarter of 2016. The Company used the proceeds from the sale to reduce the Assumed Grace Indebtedness by $8.5 million, redeem $2.1 million in mandatorily redeemable preferred securities, and for other general corporate purposes.

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

•
We suspended our initial public offering of common stock (our "IPO" or our "Offering") on November 15, 2015, effective as of December 31, 2015. Prior to the suspension of our IPO, we depended, and expected to continue to depend, in substantial part on proceeds from our IPO to meet our major capital requirements. As of September 30, 2016, we are required to redeem 50.0% of our mandatorily redeemable preferred securities (the "Grace Preferred Equity Interests") originally issued, or an additional $68.8 million by February 27, 2018, and we are required to redeem the remaining $223.5 million by February 27, 2019. Because we do not expect we will resume the IPO, we will require funds in addition to operating cash flow and cash on hand to meet our capital requirements, including payments due on our outstanding indebtedness.

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

•	No public market currently exists, or may ever exist, for shares of our common stock and our shares are, and may continue to be, illiquid.

•	Increases in interest rates could increase the amount of our debt payments.

•	We have incurred substantial indebtedness, which may limit our future operational and financial flexibility.

•	We are obligated to pay fees to our Advisor and its affiliates, which may be substantial.

•	We may fail to realize the expected benefits of our acquisitions of hotels within the anticipated timeframe or at all and we may incur unexpected costs.

•	We are subject to risks associated with any dislocations or liquidity disruptions that may exist or occur in the credit markets of the United States from time to time.

•	Our failure to continue to qualify to be treated as a real estate investment trust for U.S. federal income tax purposes ("REIT") which would result in higher taxes, may adversely affect operations.
All forward-looking statements should also be read in light of the risks identified in Item 1A of our Annual Report on Form 10-K.

Overview
We were incorporated on July 25, 2013 as a Maryland corporation and qualified as a REIT beginning with the taxable year ended December 31, 2014. We were formed primarily to acquire lodging properties in the midscale limited service, extended stay, select service, upscale select service, and upper upscale full service segments within the hospitality sector. As of September 30, 2016, we had acquired or had an interest in a total of 142 hotels (including one hotel which was classified as held for sale as of September 30, 2016, and was subsequently sold on October 14, 2016) with a total of 17,351 guestrooms located in 32 states. As of September 30, 2016, all but one of our hotels operated under a franchise or license agreement with a national brand owned by one of Hilton Worldwide, Inc., Marriott International, Inc., Hyatt Hotels Corporation, Starwood Hotels and Resorts Worldwide, and Intercontinental Hotels Group or one of their respective subsidiaries or affiliates.
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

We believe the actions we are undertaking and have undertaken as described elsewhere in this Form 10-Q, such as changes to our distribution policy, extending certain of our obligations under brand-mandated property improvement plans (“PIPs”), marketing select assets for sale, one of which has now been sold, and amendments to our agreement with our Advisor to permit the payment of a portion of the asset management fee in shares of our common stock under certain circumstances, will provide adequate liquidity to satisfy our capital requirements for the next twelve months, but these measures may not be sufficient to meet our capital requirements for this period.

On July 1, 2016, our board of directors approved an estimated net asset value per share of common stock (“Estimated Per-Share NAV”) equal to $21.48 as of March 31, 2016, which was published on the same date. This was the first time that our board of directors determined an Estimated Per-Share NAV. In connection with its determination of Estimated Per-Share NAV, our board of directors revised the amount of the distribution to $1.46064 per share per annum, equivalent to a 6.80% annual rate based on the Estimated Per-Share NAV, automatically adjusting if and when we publish an updated Estimated Per-Share NAV. Distributions for the quarter ended September 30, 2016 were paid in shares of common stock in an amount equal to 0.000185792 per share per day, or $1.46064 per annum, divided by $21.48. It is currently anticipated that we will publish an updated Estimated Per-Share NAV on at least an annual basis. The distributions are made by the fifth day following each month-end to stockholders of record at the close of business each day during the prior month.

As of September 30, 2016, we had approximately 37.8 million shares of common stock outstanding and had received total proceeds of approximately $913.0 million from the IPO and shares issued under the DRIP, net of repurchases. The shares outstanding include shares of common stock issued as stock distributions as a result of our change in distribution policy adopted by our board of directors in March 2016. We will not issue any additional shares of common stock under the DRIP unless and until we recommence paying distributions in cash.
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

The Advisor, the Property Manager and Crestline are under common control with AR Global and AR Capital, as a result of which they are related parties, and each of these entities has received or will receive compensation, fees and expense reimbursements from us for services related to our IPO and the investment and management of our assets.

We, directly or indirectly through our taxable REIT subsidiaries, enter into agreements with the Property Manager, which, in turn, engages Crestline or a third-party sub-property manager to manage our hotel properties. Crestline is a leading hospitality management company in the United States, and, as of September 30, 2016, had 106 hotels and 15,800 rooms under management in 28 states and the District of Columbia. As of September 30, 2016, 72 of our hotels and 9,594 rooms were managed by Crestline, and 70 of our hotels and 7,757 rooms were managed by third-party sub-property managers.
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
Impairment of Long-Lived Assets
When circumstances indicate the carrying value of a property may not be recoverable, we review the asset for impairment. This review is based on an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property’s use and eventual disposition. The estimates consider factors such as expected future operating income, market and other applicable trends and residual value, as well as the effects of demand, competition and other factors. If an impairment exists due to the inability to recover the carrying value of a property, an impairment loss will be recorded to the extent that the carrying value exceeds the estimated fair value of the property. An impairment loss results in an immediate negative adjustment reflected in net income. An impairment loss of $2.4 million was recorded on one hotel during the quarter ended June 30, 2016 (See Note 13 - Impairment of Long-Lived Assets to our accompanying consolidated financial statements included in this Quarterly Report on Form 10-Q). We have not recorded an impairment in any other period.

Assets Held for Sale (Long-Lived Assets)

When we initiate the sale of long-lived assets, we assess whether the assets meet the criteria to be considered assets held for sale. The review is based on whether the following criteria are met:

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

If all the criteria are met, a long-lived asset held for sale is measured at the lower of its carrying amount or fair value less cost to sell, and we will cease recording depreciation. We had one hotel that qualified to be treated as an asset held for sale as of September 30, 2016, which was subsequently sold on October 14, 2016 (See Note 14 - Assets Held for Sale and Note 15 - Subsequent Events to our accompanying consolidated financial statements included in this Quarterly Report on Form 10-Q).
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
In April 2015, the Financial Accounting Standards Board (“FASB”) issued ASU 2015-03 Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”), which was designed to simplify the presentation of debt issuance costs. The amendments in ASU 2015-03 require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Prior to the application of this new guidance, we presented debt issuance costs as an asset on the Consolidated Balance Sheets. The recognition and measurement guidance for debt issuance costs were not affected by the amendments in ASU 2015-03. We adopted this ASU as of January 1, 2016. The impact to the Consolidated Balance Sheets as of December 31, 2015, was to reduce total assets, mortgage notes payable, and mandatorily redeemable preferred securities by $18.8 million.
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
Once it is determined that we hold a variable interest in an entity, GAAP requires that we perform a qualitative analysis to determine (i) which entity has the power to direct the matters that most significantly impact the VIE’s financial performance; and (ii) if we have the obligation to absorb the losses of the VIE that could potentially be significant to the VIE or the right to receive the benefits of the VIE that could potentially be significant to the VIE. An entity that has both of these characteristics is deemed to be the primary beneficiary and is required to consolidate the VIE.
In February 2015, the FASB issued Accounting Standards Update 2015-02 (“ASU 2015-02”), which amended ASC 810. The amendment modifies the evaluation of whether certain legal entities are VIEs, eliminates the presumption that a general partner should consolidate a limited partnership, and affects the consolidation analysis of reporting entities that are involved with VIEs. The revised guidance was effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. We adopted this guidance effective January 1, 2016. We have evaluated the impact of the adoption of the new guidance on our consolidated financial statements and we have determined that our OP is considered a VIE. However, we meet the disclosure exemption criteria as we are the primary beneficiary of the VIE and our partnership interest is considered a majority voting interest. As such, the new guidance did not have an impact on our consolidated financial statements.

We hold an interest in BSE/AH Blacksburg Hotel, LLC (the "HGI Blacksburg JV"), an entity that owns the assets of the Hilton Garden Inn Blacksburg, and an interest in TCA Block 7 Hotel, LLC (the "Westin Virginia Beach JV"), an entity that owns the assets of the Westin Virginia Beach.

During the quarter ended June 30, 2015, upon the acquisition of an additional equity interest in the HGI Blacksburg JV, we concluded that we were the primary beneficiary, with the power to direct activities that most significantly impact its economic performance, and therefore consolidated the entity in our consolidated financial statements subsequent to the acquisition (See Note 3 - Business Combinations to our accompanying consolidated financial statements included in this Quarterly Report on Form 10-Q).We have concluded we are not the primary beneficiary with the power to direct activities that most significantly impact economic performance of the Westin Virginia Beach JV, and have therefore not consolidated the entity. We have accounted for the Westin Virginia Beach JV under the equity method of accounting and included it in investments in unconsolidated entities in the accompanying Consolidated Balance Sheets.
Revenue Recognition
We recognize hotel revenue as earned, which is generally defined as the date upon which a guest occupies a room or utilizes the hotel services.
Income Taxes
We elected and qualified to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code commencing with our tax year ended December 31, 2014. In order to continue to qualify as a REIT, we must annually distribute to our stockholders 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding net capital gains, and must comply with various other organizational and operational requirements. We generally will not be subject to federal corporate income tax on that portion of our REIT taxable income that we distribute to our stockholders. We may be subject to certain state and local taxes on our income, property tax and federal income and excise taxes on our undistributed income. Our hotels are leased to taxable REIT subsidiaries ("TRSs") which are owned by the OP. The TRSs are subject to federal, state and local income taxes.
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
Earnings/Loss per Share
We calculate basic income or loss per share by dividing net income or loss for the period by the weighted-average shares of our common stock outstanding for a respective period. Diluted income per share takes into account the effect of dilutive instruments, such as stock options and unvested stock awards, except when doing so would be anti-dilutive. Beginning with distributions payable with respect to April 2016 and through November 2016, we have paid cumulative distributions of 1,519,210 shares of common stock and adjusted retroactively for all periods presented our computation of loss per share in order to reflect this change in capital structure. We expect we will continue to make similar retroactive adjustments in subsequent quarters for so long as we continue to pay distributions in shares of common stock.
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
Advertising Costs

We expense advertising costs for hotel operations as incurred. These costs were $4.6 million for the three months ended September 30, 2016 and $3.8 million for the three months ended September 30, 2015. Advertising expense was $13.2 million for the nine months ended September 30, 2016 and $9.1 million for the nine months ended September 30, 2015.
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
Derivative Transactions
We at certain times enter into derivative instruments to hedge exposure to changes in interest rates. Our derivatives as of September 30, 2016, consisted of interest rate cap agreements, which we believe will help to mitigate our exposure to increasing borrowing costs under floating rate indebtedness. We have elected not to designate our interest rate cap agreements as cash flow hedges. The impact of the interest rate caps for the three months and nine months ended September 30, 2016, to the consolidated financial statements was immaterial.
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

•	Average Daily Rate (“ADR”) - ADR represents total hotel room revenues divided by the total number of rooms sold in a given period.

•	Revenue per Available room (“RevPAR”) - RevPAR is the product of ADR and Occ.
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
We generally expect that room revenues will make up a significant majority of our total revenues, and our revenue results will therefore be highly dependent on maintaining and improving Occ and ADR, which drive RevPAR.
Results of Operations
In March of 2014 we closed on the acquisition of interests in six hotels through fee simple, leasehold and joint venture interests (the "Barceló Portfolio") for an aggregate purchase price of $110.1 million, exclusive of closing costs. In February 2015, we closed on the acquisition of interests in 116 hotels through fee simple and leasehold interests (the "Grace Portfolio") for an aggregate purchase price of $1.8 billion, exclusive of closing costs. In October 2015, we closed on the acquisition of interests in 10 hotels through fee simple interests (the "First Summit Portfolio") for an aggregate purchase price of $150.1 million, exclusive of closing costs. In November and December 2015, we closed on the acquisition of interests in four hotels through fee simple interests (the "First Noble and Second Noble Portfolios") for an aggregate purchase price of $107.6 million, exclusive of closing costs. During December 2015 and January 2016, we terminated our obligation to acquire 24 additional hotels, and as a result forfeited an aggregate of $41.1 million in non-refundable deposits. In February 2016, we completed the acquisition of six hotels through fee simple interests (the "Third Summit Portfolio" and, together with the First Summit Portfolio and the First Noble and Second Noble Portfolios, the “Summit and Noble Portfolios”) for an aggregate purchase price of $108.3 million, exclusive of closing costs. Also in February 2016, we reinstated our obligation under a previously terminated agreement with Summit, which we refer to as our Pending Acquisition, to purchase ten hotels for an aggregate purchase price of $89.1 million, and made a new purchase price deposit of $7.5 million. In June 2016, the Summit Sellers informed the Company that two of the ten hotels had been sold, thereby reducing the Pending Acquisition to eight hotels for an aggregate purchase price of $77.2 million.
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
Following the suspension of our IPO, one of our primary business objectives has been a focus on meeting our capital requirements. In light of this objective, we have been marketing select hotels for sale, one of which has now been sold, and we have extended certain of our obligations under our PIPs, and we anticipate that we will seek additional PIP extensions. Asset sales and the deferral of PIP obligations, if completed, could adversely impact our operating results.
PIP renovation work has adversely impacted our operating results due to the disruptions to the operations of the hotels being renovated. Additionally, we have significant PIP renovation work that we will be required to make in future years which will also adversely impact our operating results.
Current market concerns regarding the potential softening of hospitality demand, and recent political and economic uncertainty have led us and many other public lodging companies to curtail revenue growth estimates. Any of these factors could adversely impact the financial performance of our properties and hence our results of operations.
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
Following amendments to our agreement with the Advisor and the limited partnership agreement of the OP on November 11, 2015, we became required to pay asset management fees, which may be in cash, shares of our common stock or a combination of both, at the Advisor’s election, on a monthly basis effective October 1, 2015, equal to the cost of our assets (until July 1, 2016, then the lower of the cost of our assets or the fair market value of our assets), multiplied by 0.0625%. We ceased causing units of limited partnership in our OP ("Class B Units") to be issued to the Advisor with respect to periods commencing on or after September 30, 2015. Historically, the issuance of Class B Units was not reflected as an expense in our consolidated statements of operations, except for the distributions made on the associated Class B Units. Beginning in the fourth quarter of 2015, our consolidated statements of operations include an expense for the asset management fee payable in cash, shares of our common stock, or a combination thereof.
In March of 2016, we amended our agreement with our Advisor to give us the right, for a period commencing on June 1, 2016 and ending on June 1, 2017, subject to certain conditions, to pay up to $500,000 per month of asset management fees payable to our Advisor under our agreement with our Advisor in shares of our common stock. As of September 30, 2016, none of these conditions have been met, and we have not exercised this right.
Comparison of the Three Months Ended September 30, 2016 to the Three Months Ended September 30, 2015
Room revenues were $153.2 million for the three months ended September 30, 2016, compared to room revenues of $126.2 million for the three months ended September 30, 2015. The increase in room revenues was primarily due to our acquisitions of the Summit and Noble Portfolios, which were completed during the fourth quarter of 2015 and the first quarter of 2016.
The following table presents actual operating information of the hotels in our portfolio commencing on the date we acquired them.

	Three Months Ended
Total Portfolio	September 30, 2016	September 30, 2015
Number of rooms	17,351	14,924
Occ	79.9%	79.3%
ADR	$122.67	$118.75
RevPAR	$97.98	$94.14

Our results of operations only include the results of operations of the hotels we have acquired beginning on the date of each hotel's acquisition. The following table presents pro-forma operating information of the hotels in our portfolio as if we had owned each hotel in our portfolio for the full periods presented. The information in the table includes the hotels that we classify as under renovation. We consider hotels to be under renovation beginning in the quarter that they start material renovations and continuing until the end of the fourth full quarter following the substantial completion of the renovations. The hotel business is capital-intensive and renovations are a regular part of the business. A large-scale capital project that would cause a hotel to be considered to be under renovation is an extensive renovation of core aspects of the hotel, such as rooms, meeting space, lobby, bars, restaurants, and other public spaces. Both quantitative and qualitative factors are taken into consideration in determining if a particular renovation would cause a hotel to be considered to be under renovation for these purposes, including unusual or exceptional circumstances such as: a reduction or increase in room count, a significant alteration of the business operations, or the closing of material portions of the hotel during the renovation.

	Three Months Ended
Pro forma (142 hotels)	September 30, 2016	September 30, 2015
Number of rooms	17,351	17,351
Occ	79.9%	80.0%
ADR	$122.67	$120.73
RevPAR	$97.98	$96.53
RevPAR change	1.5%

The following table presents pro-forma operating information of the hotels in our portfolio as if we had owned each hotel in our portfolio for the full periods presented, further adjusted to exclude the impact of 34 hotels that we classify as under renovation.

	Three Months Ended
Pro forma hotels not under renovation (108 hotels)	September 30, 2016	September 30, 2015
Number of rooms	13,014	13,014
Occ	80.8%	80.4%
ADR	$123.04	$121.82
RevPAR	$99.36	$97.98
RevPAR change	1.4%
Pro-forma RevPAR for the three months ended September 30, 2016, compared to the three months ended September 30, 2015, increased by 1.5% due to an increase in ADR. Pro-forma RevPAR for our hotels not under renovation increased 1.4% in the current period as compared to the prior year period, due to an increase in occupancy and ADR.
Other non-room operating revenues for the portfolio include food and beverage, and other ancillary revenues such as conference center, market, parking, telephone and cancellation fees. Total non-room operating revenues, including the results of the hotels in our portfolio as if we had owned each hotel in our portfolio for the three months ended September 30, 2016, and the three months ended September 30, 2015, increased 1.4% over the prior year period driven primarily by other ancillary revenue.
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

•
Management fees: Base management fees paid are computed as a percentage of gross revenue. Incentive management fees may be paid when operating profit or other performance metrics exceed certain threshold levels. Asset management fees are computed as a percentage of the lower of the cost or the fair market value of our assets.

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

Total operating expenses (excluding depreciation and amortization), including the results of the hotels in our portfolio as if we had owned each hotel in our portfolio for the three months ended September 30, 2016, and the three months ended September 30, 2015, increased approximately 5.2% over the prior year period primarily due to our commencing to pay asset management fees in cash beginning in the fourth quarter of 2015, and growth in rooms expense primarily associated with the growth in room revenue.
Depreciation and amortization increased approximately $6.0 million for the three months ended September 30, 2016, compared to the prior year period, due primarily to acquisitions and completed PIPs.
Interest expense was $23.1 million for the three months ended September 30, 2016, and for the three months ended September 30, 2015.
We had no acquisition and transaction related costs for the three months ended September 30, 2016. Acquisition and transaction related costs for the three months ended September 30, 2015, were primarily due to costs associated with the acquisition of 10 hotels (the "First Summit Closing"), which was completed in the fourth quarter of 2015.
General and administrative increased approximately $3.1 million for the three months ended September 30, 2016, compared to the prior year period, primarily due to expenses we are required to reimburse to our Advisor, an increase in professional fees, and due to a reclassification of certain expenses from other property-level expenses to general and administrative expenses.
Other income (expense) changed by approximately $0.3 million for the three months ended September 30, 2016, compared to the prior year period, primarily due to the change in the fair value associated with the contingent consideration payable due in connection with the acquisition of the Barceló Portfolio.
Comparison of the Nine Months Ended September 30, 2016 to the Nine Months Ended September 30, 2015
Room revenues were $434.5 for the nine months ended September 30, 2016, compared to room revenues of $302.7 million for the nine months ended September 30, 2015. The increase in room revenues was primarily due to our acquisitions of the Summit and Noble Portfolios, which were completed during the fourth quarter of 2015 and the first quarter of 2016, and the Grace Portfolio, which was completed during the first quarter of 2015.
The following table presents actual operating information of the hotels in our portfolio commencing on the date we acquired them.

	Nine Months Ended
Total Portfolio	September 30, 2016	September 30, 2015
Number of rooms	17,351	14,924
Occ	76.8%	79.0%
ADR	$121.90	$119.88
RevPAR	$93.60	$94.70

Our results of operations only include the results of operations of the hotels we have acquired beginning on the date of each hotel's acquisition. The following table presents pro-forma operating information of the hotels in our portfolio as if we had owned each hotel in our portfolio for the full periods presented. The information in the table includes the hotels that we classify as under renovation.

	Nine Months Ended
Pro forma (142 hotels)	September 30, 2016	September 30, 2015
Number of rooms	17,351	17,351
Occ	76.7%	77.6%
ADR	$121.84	$119.29
RevPAR	$93.47	$92.55
RevPAR change	1.0%
The following table presents pro-forma operating information of the hotels in our portfolio as if we had owned each hotel in our portfolio for the full periods presented, further adjusted to exclude the impact of 34 hotels that we classify as under renovation.

	Nine Months Ended
Pro forma hotels not under renovation (108 hotels)	September 30, 2016	September 30, 2015
Number of rooms	13,014	13,014
Occ	77.9%	77.6%
ADR	$121.65	$119.34
RevPAR	$94.80	$92.60
RevPAR change	2.4%
Pro-forma RevPAR for the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015, increased by 1.0% due to an increase in ADR, partially offset by a decrease in occupancy driven by the impact of hotels under renovation. Pro-forma RevPAR for our hotels not under renovation increased 2.4% in the current period as compared to the prior year period, driven by an increase in occupancy and ADR.
Total non-room operating revenues, including the results of the hotels in our portfolio as if we had owned each hotel in our portfolio for the nine months ended September 30, 2016, and for the nine months ended September 30, 2015, decreased approximately 0.9% over the prior year period primarily driven by lower other ancillary revenue.
Total operating expenses (excluding depreciation and amortization and impairment of long-lived assets), including the results of the hotels in our portfolio as if we had owned each hotel in our portfolio for the nine months ended September 30, 2016, and for the nine months ended September 30, 2015, increased approximately 8.4% over the prior year period primarily due to our commencing to pay asset management fees in cash beginning in the fourth quarter of 2015, growth in rooms expense primarily associated with the growth in room revenue, and higher other property level expenses. Hotels under renovation had a higher percentage increase in operating expenses due to costs incurred as a result of the business disruption associated with the renovations.
Depreciation and amortization increased approximately $28.5 million for the nine months ended September 30, 2016, compared to the prior year period, due primarily to acquisitions and completed PIPs.
Impairment of long-lived assets was $2.4 million for the nine months ended September 30, 2016, due to the recognition of an impairment on one hotel.
Interest expense increased approximately $12.3 million for the nine months ended September 30, 2016, compared to the prior year period, due primarily to additional mortgage and promissory notes, and mandatorily redeemable preferred securities.
Acquisition and transaction related costs decreased approximately $13.9 million for the nine months ended September 30, 2016, compared to the prior year period. Acquisition and transaction related costs for the nine months ended September 30, 2016 were primarily attributable to costs associated with the acquisition of the Third Summit Portfolio and forfeited deposits related to terminated acquisitions of approximately $22.0 million. Acquisition and transaction related costs for the nine months ended September 30, 2015 were primarily attributable to costs associated with the acquisition of the Grace Portfolio.
General and administrative increased approximately $6.6 million for the nine months ended September 30, 2016, compared to the prior year period, primarily due to the write-off of deferred financing fees of $3.0 million, expenses we are required to reimburse to our Advisor, and increased professional fees.

Other income (expense) changed by approximately $3.4 million for the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015. The change was primarily due to the expense recorded in the current year period and the gain recorded in the prior year period related to the change in the fair value associated with the contingent consideration payable due in connection with the acquisition of the Barceló Portfolio.
Non-GAAP Financial Measures
This section includes non-GAAP financial measures, including funds from operations ("FFO"), modified funds from operations ("MFFO"), and hotel earnings before interest, taxes and depreciation and amortization ("Hotel EBITDA"). Descriptions of these non-GAAP measures and reconciliations to the most directly comparable GAAP measure, which is net income (loss), is provided below.
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
Because of these factors, the National Association of Real Estate Investment Trusts (“NAREIT”), an industry trade group, has published a standardized measure of performance known as FFO, which is used in the REIT industry as a supplemental performance measure. We believe FFO, which excludes certain items such as real estate-related depreciation and amortization, is an appropriate supplemental measure of a REIT’s operating performance. FFO is not equivalent to our net income or loss as determined under GAAP.
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
Because of these factors, the Investment Program Association (the “IPA”), an industry trade group, has published a standardized measure of performance known as MFFO, which the IPA has recommended as a supplemental measure for publicly registered, non-listed REITs. MFFO is designed to be reflective of the ongoing operating performance of publicly registered, non-listed REITs by adjusting for those costs that are more reflective of acquisitions and investment activity, along with other items the IPA believes are not indicative of the ongoing operating performance of a publicly registered, non-listed REITs, such as straight-lining of rents as required by GAAP. We believe it is appropriate to use MFFO as a supplemental measure of operating performance because we believe that, when compared year over year, both before and after we have deployed all of our Offering proceeds and are no longer incurring a significant amount of acquisitions fees or other related costs, it reflects the impact on our operations from trends in occupancy rates, ADR, operating costs, general and administrative expenses, and interest costs, which may not be immediately apparent from net income. MFFO is not equivalent to our net income or loss as determined under GAAP.
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

	For the Three Months Ended September 30, 2016	For the Three Months Ended September 30, 2015	For the Nine Months Ended September 30, 2016	For the Nine Months Ended September 30, 2015
Net loss attributable to American Realty Capital Hospitality Trust Inc. (in accordance with GAAP)	$(6,684)	$(5,082)	$(57,665)	$(44,620)
Depreciation and amortization	25,788	19,817	74,912	46,438
Impairment of long-lived assets	—	—	2,399	—
Adjustment to our share of depreciation and amortization for variable interest entities	(11)	(14)	(26)	161
FFO attributable to stockholders	$19,093	$14,721	$19,620	$1,979
Acquisition fees and expenses	(7)	698	25,270	39,129
Change in fair value of contingent consideration	550	207	1,454	(1,720)
Change in fair value equity interest	—	—	—	(219)
Amortization of below-market lease intangible asset, net	100	100	299	305
MFFO attributable to stockholders	$19,736	$15,726	$46,643	$39,474

Hotel EBITDA
Hotel EBITDA is used by management as a performance measure and we believe it is useful to investors as a supplemental measure in evaluating our financial performance because it is a measure of hotel profitability that excludes expenses that we believe may not be indicative of the operating performance of our hotels. We believe that using Hotel EBITDA, which excludes the effect of non-operating expenses and non-cash charges, all of which are based on historical cost and may be of limited significance in evaluating current performance, facilitates comparison of hotel operating profitability between periods. For example, interest expense is not linked to the operating performance of a hotel and Hotel EBITDA is not affected by whether the financing is at the hotel level or corporate level. In addition, depreciation and amortization, because of historical cost accounting and useful life estimates, may distort operating performance at the hotel level. We believe that investors should consider our Hotel EBITDA in conjunction with net income (loss) and other required GAAP measures of our performance to improve their understanding of our operating results.
Hotel EBITDA, or similar measures, are commonly used as performance measures by other public hotel REITs. However, not all public hotel REITs calculate Hotel EBITDA, or similar measures, the same way. Hotel EBITDA should be reviewed in conjunction with other GAAP measurements as an indication of our performance. Hotel EBITDA should not be construed to be more relevant or accurate than the current GAAP methodology in calculating net income or in its applicability in evaluating our operating performance.
The following table reconciles the Company's net loss in accordance with GAAP to Hotel EBITDA for the three and nine months ended September 30, 2016, and for the twelve months ended December 31, 2015 (unaudited in thousands):

	For the Three Months Ended September 30, 2016	For the Nine Months Ended September 30, 2016	For the Twelve Months Ended December 31, 2015 (unaudited)
Net loss attributable to American Realty Capital Hospitality Trust Inc. (in accordance with GAAP)	$(6,684)	$(57,665)	$(94,826)
Less: Net income attributable to non-controlling interest	152	278	189
Net loss and comprehensive loss (in accordance with GAAP)	$(6,532)	$(57,387)	$(94,637)
Depreciation and amortization	25,788	74,912	68,500
Impairment of long-lived assets	—	2,399	—
Interest expense	23,087	69,033	80,667
Acquisition and transaction related costs	(7)	25,270	64,513
Other expense	542	1,396	491
Equity in earnings of unconsolidated entities	(286)	(407)	(238)
General and administrative	5,128	12,623	11,621
Provision for income taxes	948	2,246	3,106
Hotel EBITDA	$48,668	$130,085	$134,023

Cash Flows
Net cash provided by operating activities was $51.5 million for the nine months ended September 30, 2016. Cash provided by operating activities was positively impacted primarily by increases in accounts payable and accrued expenses, partially offset by acquisition and transaction related costs, increases in restricted cash, and increases in prepaid expenses and other assets.
Net cash used in investing activities was $99.1 million for the nine months ended September 30, 2016, attributable to acquisitions and capital investments in our properties, partially offset by a decrease in restricted cash.
Net cash flow provided by financing activities was $51.8 million for the nine months ended September 30, 2016. Cash provided by financing activities was primarily impacted by proceeds from mortgage notes payable, partially offset by cash distributions paid, payments of mandatorily redeemable preferred securities and promissory notes payable.

Election as a REIT
We elected and qualified to be taxed as a REIT commencing with our taxable year ended December 31, 2014. In order to continue to qualify as a REIT, we must annually distribute to our stockholders 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding net capital gains. As a REIT, we generally will not be subject to U.S. federal income tax on that portion of our taxable income or capital gain which is distributed to our stockholders. Our hotels are leased to a TRS which is owned by the OP. A TRS is subject to federal, state and local income taxes. If we fail to remain qualified for taxation purposes as a REIT in any subsequent year after electing REIT status and do not qualify for certain statutory relief provisions, our income for that year will be taxed at regular corporate rates, and we may be precluded from qualifying for treatment as a REIT for the four-year period following our failure to qualify as a REIT. Such an event could materially and adversely affect our net income and cash available for distribution. However, we believe that we will continue to operate so as to remain qualified as a REIT.
Liquidity and Capital Resources
As of September 30, 2016, we had cash on hand of $50.7 million. Under certain of our debt obligations, we are required to maintain minimum liquidity of $20.0 million to comply with financial covenants, and we expect to satisfy this covenant through liquidity we maintain at individual hotels as well as through other sources.
On November 15, 2015, we suspended our IPO and, on November 18, 2015, the Former Dealer Manager suspended sales activities, effective immediately. On December 31, 2015, we terminated the Former Dealer Manager as the dealer manager of our IPO. Prior to suspension of our IPO, we depended, and expected to continue to depend, in substantial part on proceeds from our IPO to meet our major capital requirements. Because we do not expect we will resume our IPO, we will require funds in addition to operating cash flow and cash on hand to meet our capital requirements. Moreover, to the extent we sell assets to generate needed cash, our ability to generate future cash flow from operations will be adversely impacted. As described in greater detail below, we are undertaking and evaluating a variety of transactions to generate additional liquidity to address our capital requirements. However, there can be no assurance that we will be successful in our efforts to address all of our capital needs.
Following the suspension of our IPO in November 2015, our primary business objective has been a focus on meeting our capital requirements and on maximizing the value of our existing portfolio by continuing to invest in our hotels primarily through PIPs, and through intensive asset management. Our major capital requirements during the remainder of 2016 and in future periods include PIP obligations pursuant to our franchise agreements and related escrows required by lenders under our indebtedness, interest and principal payments under our indebtedness, interest and mandatory redemptions on the Grace Preferred Equity Interests, and asset management fees and expense reimbursements payable to our Advisor.
As of September 30, 2016, we had principal outstanding of $1.5 billion under our indebtedness plus an additional $292.3 million in liquidation value of Grace Preferred Equity Interests (which are treated as indebtedness for accounting purposes), most of which was incurred in acquiring the properties we currently own. As of September 30, 2016, we are required to redeem 50.0% of the Grace Preferred Equity Interests originally issued, or an additional $68.8 million by February 27, 2018, and we are required to redeem the remaining $223.5 million by February 27, 2019. As of September 30, 2016, we have $927.1 million in principal outstanding under our indebtedness that will mature in 2017, which we may extend at our option if certain conditions are met, including compliance with financial ratios. There can be no assurance that we will be able to meet these conditions. See Note 5 – Mortgage Notes Payable and Note 6 –Promissory Notes Payable to our accompanying consolidated financial statements included in this Quarterly Report on Form 10-Q for further information on this indebtedness. See also “Contractual Obligations” below for a tabular presentation of maturity dates of our debt and the Grace Preferred Equity Interests as of September 30, 2016.
Substantially all of our properties have been pledged as security under our indebtedness. If our cash flow from operations and other available sources are insufficient to fund interest and principal under our indebtedness or make mandatory redemptions of the Grace Preferred Equity Interests we could lose control of our properties.
We are also required to fund up to $69.7 million in closing consideration for our Pending Acquisition (including amounts we intend to finance, although there can be no assurance we will be able to obtain financing on reasonable terms, or at all), which is scheduled to occur in December 2016. Failure to do so could cause us to forfeit up to $7.5 million in non-refundable earnest money deposits.
As part of our efforts to address our capital requirements, we began paying distributions to our stockholders in shares of common stock instead of cash, beginning with distributions payable with respect to April 2016. We have also been seeking, and continue to seek, to identify and evaluate potential debt or equity financing transactions, which could consist of common stock, preferred stock or warrants, or any combination thereof. Such issuances could be below the offering price in our IPO or Estimated Per-Share NAV. Moreover, because we are required to use 35% of the proceeds from the issuance of interests in us or any of our subsidiaries to redeem the Grace Preferred Equity Interests at par, up to a maximum of $350 million in redemptions for any 12-month period, it may be more difficult to obtain equity financing from an alternative source in an amount required to meet our capital requirements. There can be no assurance that we will be successful in entering into any financing that will address all of our capital needs.
We have also extended certain of our PIP obligations and anticipate we will seek additional PIP extensions. PIP extensions delay the need to use capital for those purposes, but do not eliminate it. If we default on a franchise agreement as a result of our failure to comply with the PIP requirements, the franchisor may have the right to terminate the applicable agreement, we may be required to pay the franchisor liquidated damages, and we may also be in default under the applicable hotel indebtedness.
We have also been marketing select hotels for sale, one of which was sold on October 14, 2016 (See Note 15 - Subsequent Events to our accompanying consolidated financial statements included in this Quarterly Report on Form 10-Q). The sale of this hotel and other hotels, if completed, will generate net proceeds that can be used to meet liquidity requirements, eliminate any associated future PIP obligations, and reduce debt associated with these hotels.
Concurrently with the change in our distribution policy, we amended (the “Amendment”) our agreement with our Advisor (as amended, the “Advisory Agreement”) to provide us with the right to pay up to $500,000 per month of asset management fees payable to our Advisor under the Advisory Agreement in shares of our common stock for the period of time beginning on June 1, 2016 and ending on June 1, 2017. Our right to pay such portion of the asset management fees in shares of common stock will commence on the date (the “Trigger”) that the elimination of our payment of cash distributions is insufficient to provide adequate liquidity levels consistent with assumptions mutually agreed to in good faith by our independent directors and our Advisor from time to time (the “Relief Period”). As of September 30, 2016, the Trigger has not occurred and we have not exercised this right. See Note 11 - Related Party Transactions and Arrangements to our accompanying consolidated financial statements included in this Quarterly Report on Form 10-Q for additional discussion.
We have also have extended the payment date of the contingent consideration payable on the Barceló Portfolio acquisition, which is approximately $4.6 million, until July 3, 2017 (See Note 10 - Commitment and Contingencies to our accompanying consolidated financial statements included in this Quarterly Report on Form 10-Q).
There can be no assurance as to how effective the above and any other measures we undertake will be, and they are not expected to be sufficient to address all of our capital needs. Moreover, asset sales and the deferral of PIP obligations could adversely impact our operating results and hence our operating cash flow.
If obtained, any additional debt or equity financing could be on terms that would not be favorable to us or our stockholders, including interest rates that are higher than existing rates on our debt in the case of debt financing, and substantial dilution in the case of equity issuances or convertible securities.
Because we have raised less proceeds in our IPO than originally contemplated, our ability to achieve our original investment objective of a loan-to-value ratio of 50% has been adversely affected. As of September 30, 2016, our loan-to-value ratio, including the Grace Preferred Equity Interests, was 72.9%, and our loan-to-value ratio excluding the Grace Preferred Equity Interests was 60.7%. Our leverage levels will also impact our ability to obtain additional financing on favorable terms, or at all.
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
Prior to our entry into agreements related to our acquisition and financing activities during 2014 and 2015, a majority of our independent directors waived the total portfolio leverage requirement of our charter with respect to acquisition and financing activities should such total portfolio leverage exceed 300% of our total "net assets" in connection with such acquisition and financing activities. Our total portfolio leverage (which includes the Grace Preferred Equity Interests) has significantly exceeded this 300% limit at times. As of September 30, 2016, our total portfolio leverage was 241%.
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

In July 2016, in connection with its determination of Estimated Per-Share NAV, our board of directors revised the amount of the distribution to $1.46064 per share per annum, equivalent to a 6.80% annual rate based on the Estimated Per-Share NAV, automatically adjusting if and when we publish an updated Estimated Per-Share NAV. Distributions for the quarter ended September 30, 2016 were paid in shares of common stock in an amount equal to 0.000185792 per share per day, or $1.46064 per annum, divided by $21.48. It is currently anticipated that we will publish an updated Estimated Per-Share NAV on at least an annual basis. The distributions are made by the fifth day following each month-end to stockholders of record at the close of business each day during the prior month.
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
During the three months ended September 30, 2016, we issued 650,036 shares of common stock as distributions to our stockholders.
The following table shows the sources for the payment of cash distributions to common stockholders for the periods presented (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015
Distributions:
Cash distributions paid	$—		$5,679		$11,206		$12,164
Cash distributions reinvested	—		5,451		9,468		11,417
Total distributions	$—		$11,130		$20,674		$23,581
Source of distribution coverage:
Cash flows provided by operations	$—	—%	$—	—%	$—	—%	$—	—%
Offering proceeds from issuance of common stock	$—	—%	$5,679	51.0%	$11,206	54.2%	$12,164	51.6%
Offering proceeds reinvested in common stock issued under DRIP	$—	—%	$5,451	49.0%	$9,468	45.8%	$11,417	48.4%
Total sources of distributions	$—	—%	$11,130	100.0%	$20,674	100.0%	$23,581	100.0%
Cash flows provided by operations (GAAP)	$28,999		$19,227		$51,195		$3,305
Net income (loss) (GAAP)	$(6,532)		$(4,928)		$(57,387)		$(44,472)

For the period from our inception in July 2013 through May 2016 when we commenced paying distributions in common stock, we paid distributions in cash, all of which were funded with proceeds from our IPO and proceeds realized from the sale of common stock issued pursuant to our DRIP. We will not issue any additional shares of common stock under the DRIP unless and until we pay distributions in cash instead of shares of common stock.
The below table shows the distributions paid on shares outstanding in cash and shares of our common stock valued at either $23.75 price per share, or $21.48 price per share subsequent to establishing our Estimated Per-Share NAV, for the nine months ended September 30, 2016 (in thousands).

Payment Date	Weighted Average Shares Outstanding (1)	Amount Paid in Cash	Amount Reinvested under DRIP	Issuance of Common Stock for Distributions
January 4, 2016	36,414	$2,780	$2,448	—
February 2, 2016	36,530	$2,855	$2,393	—
March 1, 2016	36,627	$2,688	$2,233	—
April 1, 2016	36,728	$2,880	$2,394	—
May 2, 2016	36,936	$3	—	$5,118 (2)
June 1, 2016	37,167	—	—	$5,318 (3)
July 1, 2016	37,392	—	—	$5,176 (4)
August 1, 2016	37,614	—	—	$4,626 (5)
September 1, 2016	37,834	—	—	$4,657(6)
Total		$11,206	$9,468	$24,895
(1) Represents the weighted average shares outstanding for the period related to the respective payment date
(2) Represents 215,481 shares of common stock valued at $23.75 per share
(3) Represents 223,939 shares of common stock valued at $23.75 per share
(4) Represents 217,946 shares of common stock valued at $23.75 per share
(5) Represents 215,323 shares of common stock valued at $21.48 per share
(6) Represents 216,616 shares of common stock valued at $21.48 per share and 151 shares of common stock valued at $23.75

The following table compares cumulative distributions paid to cumulative net income (loss) (in accordance with GAAP) for the period from July 25, 2013 (date of inception) through September 30, 2016 (in thousands):

For the Period from July 25, 2013 (date of inception) to
September 30, 2016
Distributions paid:
Common stockholders in cash (including distributions reinvested through DRIP)	$61,447
Issuance of common stock for distributions	$24,895
Total distributions paid	$86,342

Reconciliation of net loss:
Revenues	$940,896
Acquisition and transaction related	(100,667)
Depreciation and amortization	(146,208)
Impairment of long-lived Assets	$(2,399)
Other operating expenses	(669,539)
Other non-operating expenses	(183,005)
Income tax	(5,943)
Net loss (in accordance with GAAP)	$(166,865)

Cash flows provided by operations	$48,052
FFO attributable to stockholders	$(18,267)

Contractual Obligations
We have the following contractual obligations as of September 30, 2016:
Debt Obligations:
The following is a summary of our mortgage notes payable obligations as of September 30, 2016 (in thousands):

	Total	2016	2017-2019	2020	Thereafter
Principal payments due on mortgage notes payable	$1,427,385	$—	$958,232	$469,153	$—
Interest payments due on mortgage notes payable	187,726	12,170	158,505	17,051	—
Total	$1,615,111	$12,170	$1,116,737	$486,204	$—
Mortgage notes payable due dates assume exercise of all borrower extension options.
The following is a summary of our promissory note payable obligations as of September 30, 2016 (in thousands):

	Total	2016	2017-2019	2020	Thereafter
Principal payments due on promissory note payable	$26,236	$—	$26,236	$—	$—
Interest payments due on promissory note payable	5,214	526	4,688	—	—
Total	$31,450	$526	$30,924	$—	$—
Promissory note payable due dates assume exercise of all borrower extension options.
The following is a summary of our mandatorily redeemable preferred securities as of September 30, 2016 (in thousands):

	Total	2016	2017-2019	2020	Thereafter
Principal payments due on mandatorily redeemable preferred securities	$292,253	$—	$292,253	$—	$—
Interest payments due on mandatorily redeemable preferred securities	50,833	4,345	46,488	—	—
Total	$343,086	$4,345	$338,741	$—	$—

Lease Obligations:
The following table reflects the minimum base rental cash payments due from us over the next five years and thereafter for our ground and other lease obligations as of September 30, 2016 (in thousands):

	Total	2016	2017-2019	2020	Thereafter
Lease payments due	$109,165	$1,232	$15,654	$5,265	$87,014
Property Improvement Plan Reserve Deposits:
The following table reflects required property improvement plan reserve deposits under our mortgage debt obligations over the next five years as of September 30, 2016 (in thousands):

	Total	2016	2017-2019	2020	Thereafter
PIP reserve deposits due	$43,801	$9,667	$34,134	$—	$—

Related Party Transactions and Agreements
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
As of September 30, 2016, we had not fixed the interest rate for $1.1 billion of our secured variable-rate debt. As a result, we are subject to the potential impact of rising interest rates, which could negatively impact our profitability and cash flows. In order to mitigate our exposures to changes in interest rates, we have entered into interest rate cap agreements with respect to approximately $1.1 billion of our variable-rate debt. The estimated impact on our annual results of operations, of an increase of 100 basis points in interest rates, would be to increase annual interest expense by approximately $11.6 million. Decreasing interest rates by 100 basis points, but to no lower than a zero percent variable rate, would decrease annual interest expense by $6.0 million. The estimated impact assumes no changes in our capital structure. As the information presented above includes only those exposures that exist as of September 30, 2016, it does not consider those exposures or positions that could arise after that date. The information represented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.

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
No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings.
We are not a party to any material pending legal proceedings.
Item 1A. Risk Factors.
There have been no material changes to the risk factors disclosed in our 2015 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
For the three months ended September 30, 2016, a total of 4,188 shares of common stock, on the date and in the amount in the table below, were issued to three directors of the Company for director-related compensation. The issuance of these shares is exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.

Shares Granted
July 28, 2016	4,188
Total	4,188

On January 7, 2014, we commenced our IPO on a "reasonable best efforts" basis of up to 80,000,000 shares of common stock at a price of $25.00 per share, subject to certain volume and other discounts, pursuant to a registration statement on Form S-11 (File No. 333-190698), filed with the SEC (the “Registration Statement”). The Registration Statement also covers up to 21,052,631 shares of common stock available pursuant to the DRIP under which our common stockholders could elect to have their cash distributions reinvested in additional shares our common stock.
On November 15, 2015, we suspended our IPO, which was conducted by the Former Dealer Manager, as exclusive wholesale distributor, effective December 31, 2015, and, on November 18, 2015, the Former Dealer Manager suspended sales activities it performed pursuant to the dealer manager agreement for the IPO, effective immediately. On December 31, 2015, we entered into a termination agreement with the Former Dealer Manager to terminate the dealer manager agreement. On January 4, 2016, we registered an additional 3,656,000 shares of common stock, $0.01 par value per share, to be issued under the DRIP pursuant to a new registration statement on Form S-3 (File No. 333-208855).
As of September 30, 2016, we had approximately 37.8 million shares of common stock outstanding and had received total proceeds of approximately $913.0 million from the IPO and shares issued under the DRIP, net of repurchases. The shares outstanding include shares of common stock issued as stock distributions through September 30, 2016, as a result of the Company’s change in distribution policy adopted by the Company’s board of directors in March 2016. We will not issue any additional shares of common stock under the DRIP unless and until we recommence paying distributions in cash.
The following table reflects cumulative offering costs associated with the issuance of common stock:

For the Period from July 25, 2013 (date of inception) to
(In thousands)	September 30, 2016
Selling commissions and dealer manager fees	$85,249
Other offering costs	23,559
Total offering costs	$108,808

The Former Dealer Manager was able to reallow the selling commissions and a portion of the dealer manager fees to participating broker-dealers. The following table details cumulative selling commissions incurred and reallowed related to the sale of shares of common stock:

For the Period from July 25, 2013 (date of inception) to
(In thousands)	September 30, 2016
Total commissions paid to the Former Dealer Manager	$85,249
Less:
Commissions to participating brokers	58,710
Reallowance to participating broker dealers	10,047
Net to the Former Dealer Manager	$16,492
As of September 30, 2016, we have incurred $108.8 million of cumulative offering costs in connection with the issuance and distribution of our registered securities. Cumulative offering proceeds from the sale of common stock exceeded cumulative offering costs by $801.9 million at September 30, 2016.
As of September 30, 2016, cumulative offering costs included $85.2 million of selling commissions and dealer manager fees and $19.6 million of offering cost reimbursements incurred from the Advisor and Former Dealer Manager. We are obligated to reimburse the Advisor or its affiliates, as applicable, for organization and offering costs paid by them on our behalf, provided that the Advisor is obligated to reimburse us to the extent organization and offering costs (excluding selling commissions and the dealer manager fee) incurred by us in our IPO exceed 2.0% of gross offering proceeds in the IPO.
Through September 30, 2016, we have received $885.5 million in proceeds from the IPO excluding the DRIP, all of which has been used as follows: (i) $85.2 million to pay selling commissions and dealer manager fees to our Former Dealer Manager; (ii) $19.6 million to reimburse our Advisor for Offering expenses; (iii) $54.5 million to pay acquisition fees, acquisition cost reimbursements, and financing coordination fees to our Advisor; (iv) $29.4 million to pay cash distributions to our stockholders; (v) $221.7 million to fund part of the purchase price of the Grace Portfolio, $53.2 million to fund part of the purchase price of the First Summit Portfolio, $39.3 million to fund part of the purchase price of the First Noble and Second Noble Portfolios, and $18.5 million to fund part of the purchase price of the Third Summit Portfolio; (vi) $219.7 million in repayments of debt and redemptions of Grace Preferred Equity Interests; (vii) $41.1 million in deposits forfeited related to terminated acquisitions; (viii) $95.4 million to fund capital expenditures; and (ix) $6.2 million to pay advisory and other service fees to the Former Dealer Manager and one of its affiliates, RCS Advisory; and (x) $1.7 million to repurchase shares of our common stock pursuant to the SRP.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
None.
Item 5. Other Information.
None.

Item 6. Exhibits.
EXHIBIT INDEX
The following exhibits are included in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
3.1 (1)	Articles of Amendment and Restatement of American Realty Capital Hospitality Trust, Inc.
3.2 *	Articles of Amendment to the Articles of Amendment and Restatement of American Realty Capital Hospitality Trust, Inc.
31.1 *	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 *	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32 *
Written statements of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 *
XBRL (eXtensible Business Reporting Language). The following materials from American Realty Capital Hospitality Trust, Inc.'s Quarterly Report on Form 10-Q for the nine months ended September 30, 2016, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statements of Changes in Stockholders' Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

* Filed herewith
(1) Filed as an exhibit to Pre-Effective Amendment No. 3 to the Company's Registration Statement on Form S-11/A with the SEC on December 9, 2013.

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

Dated: November 10, 2016	By: /s/ Jonathan P. Mehlman Name: Jonathan P. Mehlman Title: Chief Executive Officer and President (Principal Executive Officer)
Dated: November 10, 2016	By: /s/ Edward T. Hoganson Name: Edward T. Hoganson Title: Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)