Form 10-K
period 2016-12-31
Hospitality Investors Trust, Inc.
filed 2017-03-31
CIK 1583077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2016
 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to __________
Commission file number: 000-55394
HOSPITALITY INVESTORS TRUST, INC.
(Exact name of registrant as specified in its charter)

Maryland	80-0943668
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3950 University Drive, Fairfax, VA	22030
(Address of principal executive offices)	(Zip Code)
(571) 529-6390
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
The number of outstanding shares of the registrant's common stock on March 15, 2017 was 38,813,408 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive proxy statement to be delivered to stockholders in connection with the registrant's 2017 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K. The registrant intends to file its proxy statement within 120 days after its fiscal year end.

AMERICAN REALTY CAPITAL HOSPITALITY TRUST, INC.

FORM 10-K
Year Ended December 31, 2016

This Annual Report on Form 10-K may contain registered trademarks, including Hampton Inn®, Hampton Inn and Suites®, Homewood Suites®, Embassy Suites®, DoubleTree® and Hilton Garden Inn®, which are the exclusive property of Hilton Worldwide, Inc.® and its subsidiaries and affiliates, Courtyard® by Marriott, Fairfield Inn and Suites®, TownePlace Suites®, SpringHill Suites®, Residence Inn® and Westin® which are the exclusive property of Marriott International, Inc.® or one of its affiliates, Hyatt House® and Hyatt Place®, which are the exclusive property of Hyatt Hotels Corporation® or one of its affiliates, Holiday Inn Express and Suites®, which is the exclusive property of Intercontinental Hotels Group® or one of its affiliates, and Red Lion Inn & Suites®, which is the exclusive property of Red Lion Hotels Corporation or one of its affiliates. For convenience, the applicable trademark or service mark symbol has been omitted but will be deemed to be included wherever the above referenced terms are used.

i

Forward-Looking Statements
Certain statements included in this Annual Report on Form 10-K are forward-looking statements. Those statements include statements regarding the intent, belief or current expectations of Hospitality Investors Trust, Inc. (the "Company" "we" "our" “our company” or "us") and members of our management team, as well as the assumptions on which such statements are based, and generally are identified by the use of words such as "may," "will," "seeks," "anticipates," "believes," "estimates," "expects," "plans," "intends," "should" or similar expressions. Actual results may differ materially from those contemplated by such forward-looking statements. Further, forward-looking statements speak only as of the date they are made, and we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time, unless required by law.
The following are some of the risks and uncertainties, although not all risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•
We have entered into agreements with Brookfield Strategic Real Estate Partners II Hospitality REIT II LLC (the “Brookfield Investor”), pursuant to which, among other things, the Brookfield Investor has purchased $135.0 million in units of a new class of limited partner interests in our operating partnership entitled “Class C Units” (the “Class C Units”), and the Brookfield Investor has agreed to purchase additional Class C Units in an aggregate amount of up to $265.0 million at subsequent closings (“Subsequent Closings”). We may require funds, which may not be available on favorable terms or at all, in addition to our operating cash flow, cash on hand and the proceeds that may be available from sales of Class C Units at Subsequent Closings, which are subject to conditions, to meet our capital requirements.

•
The interests of the Brookfield Investor may conflict with our interests and the interests of our stockholders, and the Brookfield Investor has significant governance and other rights that could be used to control or influence our decisions or actions.

•
The prior approval rights of the Brookfield Investor will restrict our operational and financial flexibility and could prevent us from taking actions that we believe would be in the best interest of our business.

•
There can be no assurance we will be able to complete our pending acquisition of additional hotel properties and any failure to do so, in whole or in part, could cause us to lose all or a portion of the $10.5 million deposit we have made with respect to this pending acquisition.

•	We no longer pay distributions and there can be no assurance we will resume paying distributions in the future.

•	We may not be able to make additional investments unless we are able to identify an additional source of capital on favorable terms and obtain prior approval from the Brookfield Investor.

•	We have a history of operating losses and there can be no assurance that we will ever achieve profitability.

•
We have terminated our advisory agreement with our advisor, American Realty Capital Hospitality Advisors, LLC (the “Advisor”), and other agreements with its affiliates as part of our transition from external management to self-management. As part of this transition, our business may be disrupted and we may become exposed to risks to which we have not historically been exposed.

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

•
We depend on our operating partnership and its subsidiaries for cash flow and are effectively structurally subordinated in right of payment to their obligations, which include distribution and redemption obligations to holders of Class C Units and the preferred equity interests issued by two of our subsidiaries that indirectly own 115 of our hotels (the “Grace Preferred Equity Interests”).

•
The amount we would be required to pay holders of Class C Units in a fundamental sale transaction may discourage a third party from acquiring us in a manner that might otherwise result in a premium price to our stockholders.

•	We may fail to realize the expected benefits of our acquisitions of hotels within the anticipated timeframe or at all and we may incur unexpected costs.

•
Our operating results will be affected by economic and regulatory changes that have an adverse impact on the real estate market in general, and we may not be profitable or realize growth in the value of our real estate properties.

•	A prolonged economic slowdown, a lengthy or severe recession or declining real estate values could harm our investments.

•
Our real estate investments are relatively illiquid and subject to some restrictions on sale, and therefore we may not be able to dispose of properties at the time of our choosing or on favorable terms.

•	Our failure to continue to qualify to be treated as a real estate investment trust for U.S. federal income tax purposes ("REIT") could have a material adverse effect on us.

ii

All forward-looking statements should also be read in light of the risks identified in Item 1A of this Annual Report on Form 10-K.

iii

PART I

Item 1. Business.
We were incorporated on July 25, 2013 as a Maryland corporation and qualified as a REIT beginning with the taxable year ended December 31, 2014. We were formed primarily to acquire lodging properties in the midscale limited service, extended stay, select service, upscale select service, and upper upscale full service segments within the hospitality sector. As of December 31, 2016, we had acquired or had an interest in a total of 141 hotels with a total of 17,193 guestrooms located in 32 states. As of December 31, 2016, all but one of our hotels operated under a franchise or license agreement with a national brand owned by one of Hilton Worldwide, Inc., Marriott International, Inc., Hyatt Hotels Corporation, Intercontinental Hotels Group and Red Lion Hotels Corporation or one of their respective subsidiaries or affiliates.
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

On March 28, 2016, we announced that, because we required funds in addition to our operating cash flow and cash on hand to meet our capital requirements, beginning with distributions payable with respect to April 2016, we would pay distributions to our stockholders in shares of common stock instead of cash.

On July 1, 2016, our board of directors approved an estimated net asset value per share of common stock (“Estimated Per-Share NAV”) equal to $21.48 based on an estimated fair value of our assets less the estimated fair value of our liabilities, divided by 36,636,016 shares of our common stock outstanding on a fully diluted basis as of March 31, 2016, which was published on the same date. This was the first time that our board of directors determined an Estimated Per-Share NAV. We anticipate that we will publish an updated Estimated Per-Share NAV on at least an annual basis.

On January 7, 2017, the third anniversary of the commencement of our IPO, it terminated in accordance with its terms.

On January 12, 2017, we, along with our operating partnership, Hospitality Investors Trust Operating Partnership, L.P. (then known as American Realty Capital Hospitality Operating Partnership, L.P., the “OP”), entered into (i) a Securities Purchase, Voting and Standstill Agreement (the “SPA”) with the Brookfield Investor, as well as related guarantee agreements with certain affiliates of the Brookfield Investor, and (ii) a Framework Agreement (the “Framework Agreement”) with the Advisor, our property managers, American Realty Capital Hospitality Properties, LLC and American Realty Capital Hospitality Grace Portfolio, LLC (together, the “Property Manager”), Crestline Hotels & Resorts, LLC (“Crestline”), an affiliate of the Advisor and the Property Manager, American Realty Capital Hospitality Special Limited Partnership, LLC (the “Special Limited Partner”), another affiliate of the Advisor and the Property Manager, and, for certain limited purposes, the Brookfield Investor.
In connection with our entry into the SPA, we suspended paying distributions to stockholders entirely and suspended our DRIP. Currently, under the Brookfield Approval Rights (as defined below), prior approval is required before we can declare or pay any distributions or dividends to our common stockholders, except for cash distributions equal to or less than $0.525 per annum per share.
On March 31, 2017, the initial closing under the SPA (the “Initial Closing”) occurred and various transactions and agreements contemplated by the SPA were consummated and executed, including but not limited to:

•
the sale by us and purchase by the Brookfield Investor of one share of a new series of preferred stock designated as the Redeemable Preferred Share, par value $0.01 per share (the “Redeemable Preferred Share”), for a nominal purchase price; and

•	the sale by us and purchase by the Brookfield Investor of 9,152,542.37 Class C Units, for a purchase price of $14.75 per Class C Unit, or $135.0 million in the aggregate.
Subject to the terms and conditions of the SPA, we also have the right to sell, and the Brookfield Investor has agreed to purchase, additional Class C Units in an aggregate amount of up to $265.0 million at subsequent closings (each, a "Subsequent Closing") that may occur through February 2019. The Subsequent Closings are subject to conditions, and there can be no assurance they will be completed on their current terms, or at all.
Substantially all of our business is conducted through the OP. Prior to the Initial Closing, we were the sole general partner and held substantially all of the units of limited partner interest in the OP entitled “OP Units” ("OP Units"). Following the Initial Closing, the Brookfield Investor holds all the issued and outstanding Class C Units, representing $135.0 million in liquidation preference with respect to the OP that ranks senior in payment of distributions and in the distribution of assets to the OP Units held by us that correspond to shares of our common stock, BSREP II Hospitality II Special GP, OP LLC (the “Special General Partner”), is the special general partner of the OP, with certain non-economic rights that apply if we are unable to redeem the Class C Units when required to do so, as described below. Class C Units are convertible into OP Units based on an initial conversion price of $14.75, subject to anti-dilution and other adjustments upon the occurrence of certain events and transactions. OP Units, in turn, are generally redeemable for shares of our common stock on a one-for-one-basis or the cash value of a corresponding number of shares, at our election, in accordance with the terms of the limited partnership agreement of the OP. Holders of Class C Units are also entitled to receive, with respect to each Class C Unit, fixed, quarterly cumulative cash distributions at a rate of 7.50% per annum from legally available funds. If we fail to pay these cash distributions when due, the per annum rate will increase to 10% until all accrued and unpaid distributions required to be paid in cash are reduced to zero. Holders of Class C Units are also entitled to receive, with respect to each Class C Unit, a fixed, quarterly cumulative distribution payable in Class C Units at a rate of 5% per annum ("PIK Distributions"). Upon our failure to redeem the Brookfield Investor when required to do so pursuant to the limited partnership agreement of the OP, the 5% per annum PIK Distribution rate will increase to a per annum rate of 7.50% and would further increase by 1.25% per annum for the next quarterly periods thereafter, up to a maximum per annum rate of 12.50%.
Without obtaining the prior approval of the majority of the then outstanding Class C Units, the OP is restricted from taking certain actions including equity issuances, debt incurrences, payment of dividends or other distributions, redemptions or repurchases of securities, property acquisitions and property sales and dispositions. In addition, pursuant to the terms of the Redeemable Preferred Share, in addition to other governance and board rights, the Brookfield Investor has elected and has a continuing right to elect two directors (each, a "Redeemable Preferred Director") to our board of directors, and we are similarly restricted from taking those actions without the prior approval of at least one of the Redeemable Preferred Directors. Prior approval of at least one of the Redeemable Preferred Directors is also required to approve the annual business plan (including the annual operating and capital budget) required under the terms of the Redeemable Preferred Share (the "Annual Business Plan"), hiring and compensation decisions related to certain key personnel (including our executive officers) and various matters related to the structure and composition of our board of directors. These restrictions (collectively referred to herein as the “Brookfield Approval Rights”) are subject to certain exceptions and conditions, including that, after March 31, 2022, no prior approval will be required for equity issuances, debt incurrences and property sales if the proceeds therefrom are used to redeem the then outstanding Class C Units in full. Subject to certain limitations, the Brookfield Approval Rights are subject to temporary and permanent suspension in connection with any failure by the Brookfield Investor to purchase Class C Units at any Subsequent Closing as required pursuant to the SPA. In addition, the Brookfield Approval Rights will no longer apply if the liquidation preference applicable to all Class C Units held by the Brookfield Investor and its affiliates is reduced to $100.0 million or less due to the exercise by holders of Class C Units of their redemption rights under the limited partnership agreement of the OP.
Prior to March 31, 2022, if we consummate a liquidation, sale of all or substantially all of the assets, dissolution or winding-up, whether voluntary or involuntary, sale, merger, reorganization, reclassification or recapitalization or other similar event (a “Fundamental Sale Transaction”), we are required to redeem the Class C Units for cash at a premium based on how long the Class C Units have been outstanding. Following March 31, 2022, the holders of Class Units may require us to redeem any or all Class C Units for an amount in cash equal to the liquidation preference. We will also be required, at the option of the holders thereof, to redeem Class C Units, for the same premium applicable in a Fundamental Sale Transaction, upon the occurrence of certain events related to our failure to qualify as a REIT, the occurrence of a material breach by us of certain provisions of the limited partnership agreement of the OP or, for an amount equal to the liquidation preference, the rendering of a judgment enjoining or otherwise preventing the exercise of certain rights under the limited partnership agreement of the OP. If we are unable to redeem any Class C Units when required to do so, the Brookfield Investor will be able to elect a majority of our board of directors and may cause us, through the exercise of the rights of the Special General Partner, to commence selling our assets until the Class C Units have been fully redeemed.
At any time and from time to time on or after March 31, 2022, we have the right to elect to redeem all or any part of the issued and outstanding Class C Units for an amount in cash equal to the liquidation preference. In addition, if we list our common stock on a national securities exchange prior to that date, we will have certain rights to redeem all but $0.10 of the liquidation preference of each issued and outstanding Class C Unit for cash subject to payment of a make whole premium and certain rights of the Class C Unit holders to convert their retained liquidation preference into OP Units prior to March 31, 2024.
See Note 17 - Subsequent Events to our accompanying consolidated/combined financial statements included in this Annual Report on Form 10-K for additional information regarding the terms of the SPA and the transactions and agreements contemplated thereby that were consummated and executed at the Initial Closing, including the rights, privileges and preferences of the Class C Units.
Also at the Initial Closing, as contemplated by the SPA and the Framework Agreement, we changed our name from American Realty Capital Hospitality Trust, Inc. to Hospitality Investors Trust, Inc. and the name of the OP from American Realty Capital Hospitality Operating Partnership, L.P. to Hospitality Investors Trust Operating Partnership, L.P. and completed various other actions required to effect our transition from external management to self-management.
Prior to the Initial Closing, we had no employees, and we depended on the Advisor to manage certain aspects of our affairs on a day-to-day basis pursuant to our advisory agreement with the Advisor (the "Advisory Agreement"). In addition, the Property Manager served as our property manager and had retained Crestline to provide services, including locating investments, negotiating financing and operating certain hotel assets in our portfolio.

The Advisor, the Property Manager and Crestline are under common control with AR Capital, LLC ("AR Capital"), the parent of our sponsor, and AR Global Investments, LLC ("AR Global"), the successor to certain of AR Capital's businesses.
At the Initial Closing, the Advisory Agreement was terminated and certain employees of the Advisor or its affiliates (including Crestline) who had been involved in the management of our day-to-day operations, including all of our executive officers, became our employees. We also terminated all of our other agreements with affiliates of the Advisor except for our hotel-level property management agreements with Crestline and entered into a transition services agreement with each of the Advisor and Crestline, pursuant to which we will receive their assistance in connection with investor relations/shareholder services and support services for pending transactions in the case of the Advisor and accounting and tax related services in the case of Crestline until June 29, 2017 except as set forth below. The transition services agreement with Crestline for accounting and tax related services will automatically renew for successive 90-day periods unless either party elects to terminate. The transition services agreement with the Advisor with respect to the support services for pending transactions expires on April 30, 2017 unless extended for an additional 30 days by written notice delivered prior to the expiration date.

Prior to the Initial Closing, we, directly or indirectly through our taxable REIT subsidiaries, had entered into agreements with the Property Manager, which, in turn, had engaged Crestline or a third-party sub-property manager to manage our hotel properties. These agreements were intended to be coterminous, meaning that the term of our agreement with the Property Manager was the same as the term of the Property Manager’s agreement with the applicable sub-property manager for the applicable hotel properties, with certain exceptions. Following the Initial Closing, we no longer have any agreements with the Property Manager and instead contract directly or indirectly, through our taxable REIT subsidiaries, with Crestline and the third-party property management companies that previously served as sub-property managers to manage our hotel properties.

Crestline is a leading hospitality management company in the United States and, as of December 31, 2016, had 105 hotels and 15,552 rooms under management in 28 states and the District of Columbia. As of December 31, 2016, 71 of our hotels and 9,436 rooms were managed by Crestline, and 70 of our hotels and 7,757 rooms were managed by third-party property managers.

As of December 31, 2016, we had approximately 38.5 million shares of common stock outstanding and had received total proceeds of approximately $913.0 million from the IPO and shares issued under the DRIP, net of repurchases. The shares outstanding include shares of common stock issued as stock distributions as a result of our change in distribution policy adopted by our board of directors in March 2016. Shares are only issued pursuant to our DRIP in connection with distributions paid in cash. In connection with our entry into the SPA, our board of directors suspended the payment of distributions to our stockholders in shares of common stock and suspended our DRIP. We will not issue any additional shares of common stock under the DRIP or recommence paying distributions in cash or in shares of our common stock unless and until our board of directors lifts these suspensions and subject to the Brookfield Approval Rights.

See Note - 17 Subsequent Events to our accompanying consolidated/combined financial statements included in this Annual Report on Form 10-K for additional information regarding changes to our relationship with AR Capital, AR Global, the Advisor, the Property Manager and their affiliates, and our transition to self-management.
Investment Objectives
Our investment objectives were originally premised on the amount of proceeds we expected to raise in our IPO.

Following the suspension of our IPO in 2015, our primary business objective has been a focus on meeting our capital requirements and on maximizing the value of our existing portfolio by continuing to invest in our hotels primarily through brand-mandated property improvement plans (“PIPs”), and through intensive asset management. While receipt of all the proceeds from our sale of Class C Units at the Initial Closing and Subsequent Closings would provide the liquidity needed to satisfy certain of our liquidity and capital requirements, including our obligation to redeem the $242.9 million in liquidation value of the Grace Preferred Equity Interests outstanding following the Initial Closing by February 27, 2019 and certain of our PIP obligations, these amounts may not be sufficient to satisfy all of our capital requirements. We may need to seek additional debt or equity financing consisting of common stock, preferred stock or warrants, or any combination thereof to meet our capital requirements, which may not be available on favorable terms or at all, and may only be obtained subject to the Brookfield Approval Rights. Moreover, the Subsequent Closings are subject to conditions, and there can be no assurance they will be completed on their current terms, or at all.

Subject to the Brookfield Approval Rights, including the requirement that at least one Redeemable Preferred Director approve our Annual Business Plan, we intend to continue pursuing our core investment strategies:

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

•
Our Lodging-Centric Investment Strategy. We focus on lodging properties. Growth in United States hotel revenue per available room ("RevPAR"), has historically been closely correlated with growth in United States gross domestic product. Lodging properties do not have a fixed lease structure, unlike other property types, and therefore rental rates on lodging properties can be determined on virtually a daily basis. We believe that lodging industry fundamentals in our targeted asset classes continue to be favorable.

•
The Lodging Sector. We believe the operationally intense nature of lodging assets presents opportunities to employ a variety of strategies to enhance value, including brand and management changes, revenue and expense management, strategic capital expenditures and repositioning. Our asset management approach is designed to capitalize on opportunities during periods of strong growth and also to exploit efficiencies and operating leverage during periods of slower growth.

•
Discount to Replacement Cost. We have purchased and, if we make any additional acquisitions, we intend to continue to purchase, properties valued at a discount to replacement cost using then-current market rates.

Acquisitions
In March 2014 we closed on the acquisition of interests in six hotels through fee simple, leasehold and joint venture interests (the "Barceló Portfolio") for an aggregate purchase price of $110.1 million, exclusive of closing costs. In February 2015, we closed on the acquisition of interests in 116 hotels through fee simple and leasehold interests (the "Grace Portfolio") for an aggregate purchase price of $1.8 billion, exclusive of closing costs. In October 2015, we closed on the acquisition of interests in 10 hotels through fee simple interests (the "First Summit Portfolio") from Summit Hotel OP, LP, the operating partnership of Summit Hotel Properties, Inc., and affiliates thereof (collectively, "Summit") for an aggregate purchase price of $150.1 million, exclusive of closing costs. In November and December 2015, we closed on the acquisition of interests in four hotels through fee simple interests (the "First Noble and Second Noble Portfolios") for an aggregate purchase price of $107.6 million, exclusive of closing costs. During December 2015 and January 2016, we terminated our obligations to acquire 24 additional hotels, including obligations to Summit, and as a result forfeited an aggregate of $41.1 million in non-refundable deposits. In February 2016, we completed the acquisition of six hotels through fee simple interests from Summit (the "Third Summit Portfolio") for an aggregate purchase price of $108.3 million, exclusive of closing costs, $20.0 million of which was funded with the proceeds from a loan from Summit (the "Summit Loan").
Also in February 2016, we reinstated our obligation under a previously terminated agreement with Summit to purchase ten hotels for an aggregate purchase price of $89.1 million from Summit (the "Pending Acquisition") and made a new purchase price deposit of $7.5 million with proceeds from the Summit Loan. Under the reinstated agreement, Summit has the right to market and ultimately sell any or all of the hotels to be purchased to a bona fide third party purchaser without our consent at any time prior to the completion of our Pending Acquisition. Whether or not Summit engages, or is successful, in any efforts to market these hotels is beyond our control and, accordingly, there can be no assurance we will be able to complete our Pending Acquisition in whole or in part. In June 2016, Summit informed us that two of the ten hotels had been sold, thereby reducing the Pending Acquisition to eight hotels for an aggregate purchase price of $77.2 million. In January 2017, in connection with our entry into the SPA, we extended the scheduled closing date of the Pending Acquisition to April 27, 2017 (or October 24,

2017 in the case of one hotel) and made an additional purchase price deposit of $3.0 million in the form of a new loan by Summit to us.
We intend to utilize $26.9 million of the proceeds from the Initial Closing to fund a portion of the closing consideration for the seven hotels to be purchased in our Pending Acquisition on April 27, 2017. We will require additional debt or equity financing to fund the remaining $32.4 million in closing consideration for the seven hotels to be purchased in our Pending Acquisition on April 27, 2017. Summit has informed us that the hotel that is scheduled to be sold on October 24, 2017 is subject to a pending purchase and sale agreement with a third party, but we will require additional debt or equity financing to fund the remaining $10.5 million of the closing consideration for the one hotel to be purchased October 24, 2017 if Summit does not sell it to a third party and we are ultimately required to purchase it. There can be no assurance such financing will be available on favorable terms, or at all. Moreover, such financing may only be obtained subject to the Brookfield Approval Rights, and there can be no assurance this prior approval will be obtained when requested, or at all. Any failure to complete our Pending Acquisition in whole or in part could cause us to default under the reinstated purchase agreement and forfeit all or a portion of the $10.5 million deposit.
The outstanding principal of the Summit Loan, which was $26.7 million following the Initial Closing, and any accrued interest thereon, will become immediately due and payable at closing if we close our Pending Acquisition before February 11, 2018, the maturity date of the Summit Loan. We intend to utilize $23.7 million of the proceeds from the Initial Closing to fund this repayment.
Although we are permitted to complete our Pending Acquisition without prior approval, we are significantly restricted under the Brookfield Approval Rights in our ability to make future acquisitions, and there can be no assurance any required prior approval would be obtained when requested, or at all. We also do not expect to make future acquisitions unless we can obtain equity or debt financing in addition to the additional capital available to us from the sale of Class C Units at Subsequent Closings, which also would require prior approval.
With respect to prior acquisitions, we have sought properties that we believe meet the following investment criteria:

•	Strong location:

•
hotel properties located in markets with higher barriers to entry, including those markets in the top 50 metropolitan areas, with a focus on the next 100 markets in close proximity to major market demand generating locations and landmarks;

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
Property Management Agreements

Prior to the Initial Closing, we, directly or indirectly through our taxable REIT subsidiaries, had entered into agreements with the Property Manager, which, in turn, had engaged Crestline or a third-party sub-property manager to manage our hotel properties. These agreements were intended to be coterminous, meaning that the term of our agreement with the Property Manager was the same as the term of the Property Manager’s agreement with the applicable sub-property manager for the applicable hotel properties, with certain exceptions. Following the Initial Closing, we no longer have any agreements with the Property Manager and instead contract directly or indirectly, through our taxable REIT subsidiaries, with Crestline and the third-party property management companies that previously served as sub-property managers to manage hotel properties.
As of March 15, 2017, 71 of the hotel assets we have acquired were managed by Crestline and 70 of the hotel assets we have acquired were managed by third-party sub-property managers. As of March 15, 2017, our third-party sub-property managers were Hampton Inns Management LLC and Homewood Suites Management LLC, affiliates of Hilton Worldwide Holdings Inc. (42 hotels), Interstate Management Company, LLC (5 hotels), InnVentures IVI, LP (2 hotels) and McKibbon Hotel Management, Inc. (21 hotels). On April 3, 2017, as contemplated by the Framework Agreement, the five hotels managed by Interstate Management Company, LLC are scheduled to transition to be managed by Crestline.
For hotels that are managed by Crestline, our management agreements have a 20-year term, renewing automatically for three five-year terms unless either party provides advance notice of non-renewal. These management agreements are generally only terminable by us prior to expiration for cause, including performance-related reasons, except, beginning on the first day of the 49th month following the Initial Closing, we will have an “on-sale” termination right upon payment of a fee in an amount equal to two and one half times the property management fee in the trailing 12 months, subject to customary adjustments.
For hotels that are managed by a third-party property manager, our management agreements with the applicable third-party property manager generally have an initial term of approximately one to five years, renewable at our option for one-year terms, and are generally terminable by us at any time subject to 60 - 90 days’ notice.
If, during the six years immediately following the Initial Closing, we sell a hotel managed by Crestline, we will have the right to terminate the applicable property management agreement with respect to any property that is being sold and concurrently replace it with a comparable hotel owned by us and managed pursuant to a short-term agreement, by terminating that hotel’s existing third-party property manager and retaining Crestline on the same terms as the property management agreement being replaced.
For their services under these hotel management agreements, Crestline and our third-party property managers receive a base property management fee and are also, in some cases, eligible to receive an incentive management fee if hotel operating profit exceeds certain thresholds.
We pay a property management fee of up to 3.0% of the monthly gross receipts from the properties to Crestline or a third-party property manager, as applicable. We reimburse the costs and expenses incurred by Crestline or any third-party property manager on our behalf, including legal, travel and other out-of-pocket expenses that are directly related to the management of specific properties, as well as fees and expenses of any property manager. We do not, however, reimburse Crestline or any third-party property manager for general overhead costs or for the wages and salaries and other employee-related expenses of employees of such property managers other than employees or subcontractors who are engaged in the on-site operation, management, maintenance or access control of our properties, and, in certain circumstances, who are engaged in off-site activities.
We also pay to Crestline an annual incentive fee equal to 15% of the amount by which the operating profit from the properties managed by Crestline for such fiscal year (or partial fiscal year) exceeds 8.5% of the total investment of such properties. We may, in the future, pay similar fees to third-party property managers with respect to properties managed by third-party property managers.
For these purposes, “total investment” means the sum of (i) the price paid to acquire the property, including closing costs, conversion costs, and transaction costs; (ii) additional invested capital; and (iii) any other costs paid in connection with the acquisition of the property, whether incurred pre- or post-acquisition.
Franchise Agreements
All but one of our hotels operate under a franchise or license agreement with a national brand that is separate from the agreement with Crestline or a third-party property manager pursuant to which the operations of the hotel are managed. Our franchise agreements grant us the right to the use of the brand name, systems and marks with respect to specified hotels and establish various management, operational, record-keeping, accounting, reporting and marketing standards and procedures with which the licensed hotel must comply. In addition, the franchisor establishes requirements for the quality and condition of the hotel and its furniture, fixtures and equipment, and we are obligated to expend such funds as may be required to maintain the hotel in compliance with those requirements. We are required to make related escrow reserve deposits for these expenditures under our indebtedness.

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
Financing Strategies and Policies
As of December 31, 2016, we had $1.4 billion in outstanding indebtedness and $290.2 million in liquidation value of Grace Preferred Equity Interests (which is treated as indebtedness for accounting purposes). At the Initial Closing, we redeemed $47.3 million in liquidation value of Grace Preferred Equity Interests. See “Item 2. Properties - Debt.”

As of December 31, 2016, our loan-to-value ratio was 72% including the Grace Preferred Equity Interests and our loan-to-value ratio excluding the Grace Preferred Equity Interests was 60%. Because we have raised less proceeds in our IPO than originally contemplated, our ability to achieve our original investment objective of a loan-to-value ratio of 50% has also been adversely affected.
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
Prior to our entry into agreements related to our acquisition and financing activities during 2014 and 2015, a majority of our independent directors waived the total portfolio leverage requirement of our charter with respect to acquisition and financing activities should such total portfolio leverage exceed 300% of our total "net assets" in connection with such acquisition and financing activities. Our total portfolio leverage (which includes the Grace Preferred Equity Interests) has significantly exceeded this 300% limit at times. As of December 31, 2016, our total portfolio leverage was 236%.
Pursuant to the Brookfield Approval Rights, prior approval of any debt incurrence is required except for as specifically set forth in the Annual Business Plan and the refinancing of existing debt in a principal amount not greater than the amount to be refinanced and on terms no less favorable to us. We are also subject to certain covenants, such as debt service coverage ratios and negative pledges, in our existing indebtedness that restrict our ability to make future borrowings.
The form of our indebtedness may be long term or short term, secured or unsecured, fixed or floating rate or in the form of a revolving credit facility, repurchase agreements or warehouse lines of credit. We will seek to obtain financing on our behalf on the most favorable terms available.
Except with respect to the borrowing limits contained in our charter, we may reevaluate and change our debt policy in the future without a stockholder vote. The covenants in our existing indebtedness may not be changed without consent of our lenders. The Brookfield Approval Rights generally cannot be changed without the approval of the Brookfield Investor as well as, with respect to the terms of the Redeemable Preferred Share, a stockholder vote. Factors that we would consider when reevaluating or changing our debt policy include: then-current economic conditions, the relative cost and availability of debt and equity capital, any investment opportunities, the ability of our properties and other investments to generate sufficient cash flow to cover debt service requirements and other similar factors.
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

Competition
The hotel industry is highly competitive. This competition could reduce occupancy levels and operating income at our properties, which would adversely affect our operations. We face competition from many sources. We face competition from other hotels both in the immediate vicinity and the geographic market where our hotels are located. Over-building of hotels in the markets in which we operate may increase the number of rooms available and may decrease occupancy and room rates. In addition, increases in operating costs due to inflation and other factors may not be offset by increased room rates. We also face competition from nationally recognized hotel brands with which we are not associated, as well as from other hotels associated with nationally recognized hotel brands with which we are associated. In addition to competing with traditional hotels and lodging facilities, we compete with alternative lodging companies, including third-party providers of short-term rental properties and serviced apartments, such as Airbnb. We compete based on a number of factors, including room rates, quality of accommodations, service levels, convenience of location, reputation, reservation systems, brand recognition and supply and availability of alternative lodging.
We compete with many other entities engaged in real estate investment activities, including individuals, corporations, bank and insurance company investment accounts, other REITs, real estate limited partnerships, and other entities engaged in real estate investment activities, many of which have greater resources than we do. In addition, affiliates of the Brookfield Investor are or may be in the business of making investments in, and have or may have investments in, other businesses similar to and that may compete with our business.
Regulations
Our investments are subject to various federal, state and local laws, ordinances and regulations, including, among other things, zoning regulations, land use controls, environmental controls relating to air and water quality and noise pollution. We obtain all permits and approvals that we believe are necessary under current law to operate our investments.
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
We did not make any material capital expenditures in connection with environmental, health, and safety laws, ordinances and regulations in 2016 and do not expect that we will be required to make any such material capital expenditures during 2017.
Employees
As of December 31, 2016 and immediately prior to the Initial Closing, we had no employees, and we depended on the Advisor to manage certain aspects of our affairs on a day-to-day basis pursuant to the Advisory Agreement, and we also depended on other affiliates of the Advisor to perform services that are essential to us, including asset and property management and other general administrative services.
At the Initial Closing, the Advisory Agreement was terminated and certain employees of the Advisor or its affiliates (including Crestline) who had been involved in the management of our day-to-day operations, including all of our executive officers, became our employees. Following the Initial Closing, we had approximately 20 full-time employees. The staffs at our hotels are employed by our third-party hotel managers. At the Initial Closing, we also terminated all of our other agreements with affiliates of the Advisor except for our hotel-level property management agreements with Crestline, and entered into a transition services agreement with each of the Advisor and Crestline, pursuant to which we will receive their assistance in connection with investor relations/shareholder services and support services for pending transactions in the case of the Advisor and accounting and tax related services in the case of Crestline until June 29, 2017 except as set forth below. The transition services agreement with Crestline for accounting and tax related services will automatically renew for successive 90-day periods unless either party elects to terminate. The transition services agreement with the Advisor with respect to the support services for pending transactions expires on April 30, 2017 unless extended for an additional 30 days by written notice delivered prior to the expiration date.

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
Available Information
We electronically file Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and all amendments to those filings with the SEC. You may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, D.C. 20549, or you may obtain information by calling the SEC at 1-800-SEC-0330. The SEC maintains a website at http://www.sec.gov that contains reports, proxy statements and information statements, and other information, which you may obtain free of charge. In addition, copies of our filings with the SEC may be obtained from the website maintained for us and our affiliates at www.HITREIT.com. Access to these filings is free of charge. We are not incorporating our website or any information from the website into this Form 10-K.
Item 1A. Risk Factors.
Set forth below are the risk factors that we believe are material to our investors. The occurrence of any of the risks discussed in this Annual Report on Form 10-K could have a material adverse effect on our business, financial condition, results of operations, our ability to pay distributions (although we are not currently paying distributions) and the value of an investment in our common stock.
Risks Related to an Investment in Hospitality Investors Trust, Inc.
We have a history of operating losses and cannot assure our stockholders that we will achieve profitability.
Since inception in July 2013 through December 31, 2016, we have incurred net losses (calculated in accordance with GAAP) equal to $181.4 million. The extent of our future operating losses and the timing of the profitability are highly uncertain, and we may never achieve or sustain profitability.
Because no public trading market for our shares currently exists and our share repurchase program has been terminated, it is difficult for our stockholders to sell their shares of our common stock.
There is no regular established trading market for shares of our common stock and there can be no assurance one will develop. Our charter does not require our directors to seek stockholder approval to liquidate our assets by a specified date, nor does our charter require our directors to list our shares for trading on a national securities exchange by a specified date. We currently have no plans to list our shares on a national securities exchange. Until our shares are listed, if ever, stockholders may not sell their shares unless the buyer meets the applicable suitability and minimum purchase standards. In addition, our charter prohibits the ownership of more than 4.9% in value of the aggregate of outstanding shares of capital stock or more than 4.9% in value or number of shares, whichever is more restrictive, of any class or series of our stock, unless exempted (prospectively or retroactively) by our board of directors, which may inhibit large investors from purchasing our stockholders' shares.
Our share repurchase program (the "SRP"), which permitted our stockholders to sell their shares back to us subject to certain conditions and limitations, was suspended by our board of directors during January 2017 in connection with our entry into the SPA and terminated effective as of April 30, 2017 in connection with the Initial Closing. We did not make any repurchases of our common stock pursuant to our SRP (except in January 2016 with respect to requests received during the year ended December 31, 2015) or otherwise during the year ended December 31, 2016 and have not, and will not, make any repurchase of our common stock during the period between January 1, 2017 and the effectiveness of the termination of the SRP.
Therefore, it is difficult for our stockholders to sell their shares promptly or at all. If a stockholder is able to sell his or her shares, it would likely be at a substantial discount to the price paid.
We may require funds, which may not be available on favorable terms or at all, in addition to our operating cash flow, cash on hand and the proceeds that may be available from sales of Class C Units at Subsequent Closings, which are subject to conditions, to meet our capital requirements.
Our major capital requirements following the Initial Closing include capital expenditures required pursuant to our PIPs and related reserve deposits, interest and principal payments under our indebtedness, distributions and mandatory redemptions payable with respect to the Grace Preferred Equity Interests and distributions payable with respect to Class C Units. We are also required to fund up to $69.7 million in closing consideration for our Pending Acquisition (including amounts we intend to finance), and failure to do so could cause us to forfeit up to $10.5 million in non-refundable earnest money deposits previously paid. The outstanding principal of the Summit Loan, which was $26.7 million following the Initial Closing, and any accrued interest thereon will become immediately due and payable at closing if we close our Pending Acquisition before February 11, 2018, the maturity date of the Summit Loan. Following our redemption of $47.3 million in liquidation value of Grace Preferred Equity Interests with a portion of the proceeds from the Initial Closing, we are required to redeem an additional $19.4 million, representing 50.0% of the aggregate amount originally issued, by February 27, 2018, and the remaining $223.5 million by February 27, 2019.
Prior to the suspension of our IPO in November 2015, we depended, and expected to continue to depend, in substantial part on proceeds from our IPO to meet our major capital requirements. Our IPO terminated in accordance with its terms in January 2017. Because we required funds in addition to operating cash flow and cash on hand to meet our capital requirements, we undertook and evaluated a variety of transactions to generate additional liquidity to address our capital requirements, including changing our distribution policy, extending certain of our obligations under PIPs, extending obligations to pay contingent consideration, marketing and selling assets and seeking debt or equity financing transactions. In January 2017, we entered into the SPA and the Framework Agreement, and the consummation of the transactions contemplated by these agreements in March 2017 has, and is expected to continue to, generate additional liquidity through the sale of Class C Units to the Brookfield Investor at the Initial Closing and at Subsequent Closings, as well as cost savings realized as part of our transition to self-management through reduced property management fees and the elimination of external asset management fees to the Advisor (offset by expenses previously borne by the Advisor that will now be incurred directly by us as a self-managed company).
We believe these sources of additional liquidity will allow us to meet our existing capital requirements, although there can be no assurance the amounts actually generated will be sufficient for these purposes. The Subsequent Closings are subject to conditions, and may not be completed on their current terms, or at all, and the cost savings from our transition to self-management may not be realized to the extent we are anticipating, or at all. Accordingly, we may require additional liquidity to meet our capital requirements, which may not be available on favorable terms or at all. Any additional debt or equity financing consisting of common stock, preferred stock or warrants, or any combination thereof to meet our capital requirements may also only be obtained subject to the Brookfield Approval Rights, and there can be no assurance this prior approval will be provided when requested, or at all. If obtained, any additional or alternative debt or equity financing could be on terms that would not be favorable to us or our stockholders, including high interest rates, in the case of debt financing, and substantial dilution, in the case of equity issuances or convertible securities. Moreover, because we are required to use 35% of the proceeds from the issuance of interests in us or any of our subsidiaries, to redeem the Grace Preferred Equity Interests at par, up to a maximum of $350 million in redemptions for any 12-month period, it may be more difficult to obtain equity financing from an alternative source in an amount required to meet our capital requirements.
Furthermore, our ability to identify and consummate a potential transaction or transactions with a source of equity or debt financing is dependent upon a number of factors that may be beyond our control, including, among other factors, market conditions, industry trends and the interest of third parties in our business and assets. In addition, any potential transaction or transactions may be subject to conditions such as consents from our lenders and franchisors, which we might not be able to obtain, and the process of seeking alternative sources of financing is time-consuming, causes our management to divert their focus from our day-to-day business and results in our incurring expenses outside the normal course of operations.
The interests of the Brookfield Investor may conflict with our interests and the interests of our stockholders, and the Brookfield Investor has significant governance and other rights that could be used to control or influence our decisions or actions.
As the holder of all of the issued and outstanding Class C Units, the Brookfield Investor has interests that are different from our interests and the interests of our stockholders. Moreover, as the holder of the Redeemable Preferred Share and all of the issued and outstanding Class C Units, the Brookfield Investor has the Brookfield Approval Rights, the ability to elect two of the seven directors on our board of directors and approve two independent directors, the right to convert Class C Units into shares of our common stock and other rights, including the redemption and distribution rights associated with the Class C Units, that are significant. These rights can be used, in isolation or in combination, to control or influence, directly or indirectly, various corporate, financial or operational decisions or actions we might otherwise take, or decide not to take, as well as any matter requiring approval of our stockholders.
Under the Brookfield Approval Rights, without obtaining the prior approval of the majority of the then outstanding Class C Units, subject to certain exceptions, the OP is restricted from taking certain actions including equity issuances, debt incurrences, payment of dividends or other distributions, redemptions or repurchases of securities, property acquisitions and property sales and dispositions. In addition, pursuant to the terms of the Redeemable Preferred Share, we are similarly restricted from taking those actions without the prior approval of at least one of the Redeemable Preferred Directors. Prior approval of at least one of the Redeemable Preferred Directors is also required to approve the Annual Business Plan, hiring and compensation decisions related to certain key personnel (including our executive officers) and various matters related to the structure and composition of our board of directors.
As the holder of the Redeemable Preferred Share, for so long as it remains outstanding, the Brookfield Investor has the right to elect two Redeemable Preferred Directors (each of whom may be removed and replaced with or without cause at any time by the Brookfield Investor), as well as to approve (such approval not to be unreasonably withheld, conditioned or delayed)

two additional independent directors to be recommended and nominated by our board of directors for election by our stockholders at each annual meeting. Prior approval of at least one Redeemable Preferred Directors is also required to approve increasing or decreasing the number of directors on our board of directors and nominating or appointing the chairperson of our board of directors.
As of the date of this Annual Report on Form 10-K, the Brookfield Investor does not own or control any shares of our common stock, and, as such, cannot directly participate in the outcome of matters requiring approval of our stockholders, except to the extent of the one vote the holder of the Redeemable Preferred Share has as part of a single class with the holders of our common stock at any annual or special meeting of stockholders and the separate class vote of the Redeemable Preferred Share required for any action, including any amendment to our charter, that would alter the terms of the Redeemable Preferred Share or the rights of its holder. However, giving effect to the immediate conversion of all 9,152,542 Class C Units held by the Brookfield Investor as of the date of this Annual Report on Form 10-K into OP Units which are subsequently redeemed for shares of our common stock in accordance with the terms of the limited partnership agreement of the OP, the Brookfield Investor, on an as-converted basis and including shares of common stock issued by us at the Initial Closing pursuant to the Framework Agreement, would own approximately 18.8% of the voting power of our common stock. Any such redemption may also be made in cash instead of shares of our common stock, at our option.
Pursuant to the SPA, the Brookfield Investor, together with certain of its affiliates, will be subject to certain restrictions that will limit its ability to leverage any ownership of shares of our common stock to control or influence our management or policies. These restrictions include customary standstill restrictions related to, among other things, acquisition proposals, proxy solicitations, attempts to elect or remove members of our board of directors, limits on acquiring more than 15% of our common stock then outstanding on an as-converted basis in addition to shares of our common stock on an as-converted basis acquired upon the conversion and subsequent redemption of Class C Units and a requirement to vote any shares of our common stock in excess of 35% of the total number of shares of our common stock in accordance with the recommendations of our board of directors. In addition, at the Initial Closing, as contemplated by and pursuant to the SPA, we granted the Brookfield Investor and its affiliates a waiver of the aggregate share ownership limits, and permitted the Brookfield Investor and its affiliates to own up to 49.9% in the aggregate of the outstanding shares of our common stock. However, these restrictions are generally of limited duration and remain subject to other conditions and exceptions, and there can be no assurance that the Brookfield Investor will not otherwise be able to use its ownership of our common stock, in isolation or in combination with the Brookfield Approval Rights or its other rights as the sole holder of the Redeemable Preferred Share and Class C Units, to control or influence our management or policies, as well as matters required to be submitted to our stockholders for approval.
The Brookfield Investor may have an interest in our pursuing acquisitions, divestitures and other transactions that, in its judgment, could enhance its investment in us, even though such transactions might involve risks to our stockholders, or in preventing us from pursuing a transaction that might otherwise be beneficial to our stockholders. The scope and potential impact of the exercise of the redemption rights of holders of Class C Units may also have a significant impact on our decision-making in certain circumstances, including whether or not we pursue a Fundamental Sale Transaction.
Moreover, the Brookfield Investor and its affiliates engage in a broad spectrum of activities, including investments in the hospitality industry. In the ordinary course of their business activities, the Brookfield Investor and its affiliates may engage in activities where their interests conflict with ours or those of our stockholders, including activities related to additional investments they may make in companies in the hospitality and related industries. In addition, Bruce G. Wiles, our chairman and a Redeemable Preferred Director, is the president and chief operating officer of Thayer Lodging Group, LLC, a hotel investment company and an affiliate of the Brookfield Investor. The articles supplementary governing the Redeemable Preferred Share provide that none of the Brookfield Investor or any of its affiliates, or any of their respective directors, executive officers, employees, agents, representatives, incorporators, stockholders, equityholders, controlling persons, principals, managers, advisors, managing members, members, general partners, limited partners or portfolio companies will have any obligation to refrain from competing with us, making investments in or having relationships with competing businesses. Under the articles supplementary, we have agreed to renounce any interest or expectancy, or right to be offered an opportunity to participate in, any business opportunity or corporate opportunity presented to the Brookfield Investors or its affiliates (which may include, without limitation, any Redeemable Preferred Director). The Brookfield Investor or its affiliates also may pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may be unavailable to us. In addition, the Brookfield Investor or its affiliates may have an interest in pursuing acquisitions, divestitures and other transactions that, in their judgment, could enhance their respective investments, even though such transactions might involve risks to us or our stockholders.
To the extent the interests of the Brookfield Investor conflict with our interests or the interests of our stockholders, this conflict may not be resolved in our favor or in favor of our stockholders due to the significant governance and other rights of the Brookfield Investor. Moreover, the rights and interests of the Brookfield Investor will limit or preclude the ability of our other stockholders to influence corporate matters.
The Brookfield Approval Rights, including the requirement that we conduct our operations in accordance with the Annual Business Plan approved by at least one Redeemable Preferred Director, will restrict our operational and financial flexibility and could prevent us from taking actions that we believe would be in the best interest of our business.
In general, the Brookfield Approval Rights restrict us from taking various financial and operational actions without the prior approval of a majority of the then outstanding Class C Units as well the prior approval of at least one Redeemable Preferred Director, which is also required for our board of directors to approve the Annual Business Plan. The Annual Business Plan with respect to each fiscal year is required to include projections for such year with respect to revenues, operating expenses and property-level capital expenditures, as well as any plans for asset sales or dispositions and a liquidity plan.
If the proposed Annual Business Plan (or any portion thereof) is rejected, we will work with the Redeemable Preferred Directors in good faith to resolve the objections, and we are permitted to continue to operate in accordance with the Annual Business Plan then in effect for the prior fiscal year. However, there is no assurance we will be able to resolve any objection on terms that are favorable to us, or our stockholders.
These restrictions reduce our flexibility in conducting our operations and could prevent us from taking actions that we believe would be in the best interest of our business. Failure to comply with Annual Business Plan or otherwise comply with the Brookfield Approval Rights could result in a material breach under the limited partnership agreement of the OP, which, if not cured or waived, could give rise to a right for the holders of Class C Units to require the Company to redeem any Class C Units submitted for redemption for an amount equivalent to what the holders of Class C Units would have been entitled to receive in a Fundamental Sale Transaction if the date of redemption were the date of the consummation of the Fundamental Sale Transaction. These amounts are set forth under “Risks Related to Our Corporate Structure - The amount we would be required to pay holders of Class C Units in a Fundamental Sale Transaction may discourage a third party from acquiring us in a manner that might otherwise result in a premium price to our stockholders.”
Financial and operating covenants in the agreements governing our indebtedness may also limit our operational and financial flexibility, and failure to comply with these covenants could cause an event of default under our indebtedness.
There can be no assurance we will be able to complete our Pending Acquisition and any failure to do so, in whole or in part, could cause us to lose all or a portion of the $10.5 million deposit.
We intend to utilize $26.9 million of the proceeds from the Initial Closing to fund a portion of the closing consideration for the seven hotels to be purchased in our Pending Acquisition on April 27, 2017. We will require additional debt or equity financing to fund the remaining $32.4 million in closing consideration for the seven hotels to be purchased in our Pending Acquisition on April 27, 2017. There can be no assurance such financing will be available on favorable terms, or at all. Moreover, such financing may only be obtained subject to the Brookfield Approval Rights, and there can be no assurance this prior approval will be obtained when requested, or at all. Any failure to complete our Pending Acquisition in whole or in part could cause us to default under the reinstated purchase agreement and forfeit all or a portion of the $10.5 million deposit.
The outstanding principal of the Summit Loan, which was $26.7 million following the Initial Closing, and any accrued interest thereon will become immediately due and payable at closing if we close our Pending Acquisition before February 11, 2018, the maturity date of the Summit Loan. We intend to utilize $23.7 million of the proceeds from the Initial Closing to fund this repayment.
Moreover, although the closing of our Pending Acquisition is scheduled for April 27, 2017 (or October 24, 2017 in the case of one hotel), Summit has the right to market and ultimately sell any or all of the hotels to be purchased to a bona fide third party purchaser without our consent at any time prior to the completion of our Pending Acquisition. If any hotel is sold in this manner, the agreement will terminate with respect to such hotel and the purchase price will be reduced by the amount allocated to such hotel. Whether or not Summit engages, or is successful, in any efforts to market these hotels is beyond our control and, accordingly, there can be no assurance we will be able to complete our Pending Acquisition in whole or in part.
Summit has informed us that the hotel that is scheduled to be sold on October 24, 2017 is subject to a pending purchase and sale agreement with a third party, but we will require additional debt or equity financing to fund the remaining $10.5 million of the closing consideration for the one hotel to be purchased October 24, 2017 if Summit does not sell it to a third party and we are ultimately required to purchase it.
Whether or not we complete our Pending Acquisition, in whole or in part, we will still be subject to several risks, including the incurrence of legal, accounting and due diligence costs relating to the transaction that are payable whether or not the transaction is completed.

We may not be able to make additional investments unless we are able to identify an additional source of capital on favorable terms and obtain prior approval from the Brookfield Investor.

We will not be able to make additional investments unless we can obtain equity or debt financing in addition to the additional capital available to us from the sale of Class C Units at Subsequent Closings. The Subsequent Closings are subject to conditions and may not be completed on their currently contemplated terms, or at all. Further, any additional investments we make will generally be subject to the Brookfield Approval Rights, and there can be no assurance this prior approval will be obtained when requested, or at all.

Because we may not be able to make additional investments, our portfolio may be less diversified in terms of the number of investments owned and the types of investments that we own. As a result, the likelihood of our profitability being affected by the performance of any one of our investments is increased. We will also continue to operate with a higher level of leverage than we would if we were continuing to raise proceeds in our IPO, resulting in higher debt service obligations and less financial and operational flexibility.

We no longer pay distributions and there can be no assurance we will resume paying distributions in the future.

Because we required funds in addition to our operating cash flow and cash on hand to meet our capital requirements, beginning with distributions payable with respect to April 2016, we suspended cash distributions and began paying distributions to our stockholders in shares of common stock. In connection with our entry into the SPA in January 2017, we suspended paying distributions to stockholders entirely. Currently, under the Brookfield Approval Rights, prior approval is required before we can declare or pay any distributions or dividends to our common stockholders, except for cash distributions equal to or less than $0.525 per annum per share. There can be no assurance that we will resume paying distributions in cash or shares of common stock in the future. Our ability to make future cash distributions will depend on our future cash flows and may be dependent on our ability to obtain additional liquidity, which may not be available on favorable terms, or at all.

To the extent we pay cash distributions in the future, they may be funded from sources other than cash flow from operations. Funding distributions from any of sources other than cash flow from operations may negatively impact the value of an investment in our common stock. We funded all of our cash distributions from our inception in July 2013 through the suspension of cash distributions in March 2016 using proceeds from our IPO or our DRIP, which reduced the capital available for other purposes that could increase the value of an investment in our common stock. Funding distributions from borrowings could restrict the amount we can borrow for investments, which may affect our profitability. Funding distributions with the sale of assets may affect our ability to generate additional operating cash flows. Funding distributions from the sale of additional securities could dilute each stockholder's interest in us if we sell shares of our common stock or securities that are convertible or exercisable into shares of our common stock to third-party investors. We also may not have sufficient cash from operations to make a distribution required to qualify for or maintain our REIT status.

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

We acquired the Grace Portfolio in February 2015. We have acquired 20 hotels pursuant to the SN Acquisitions in the fourth quarter of 2015 and first quarter of 2016, and may acquire up to eight additional hotels later during 2017 pursuant to our Pending Acquisition. There are many challenges related to our achieving the expected benefits associated with integrating and operating the hotels we have acquired, and any other hotels we may acquire in the future, including the following:

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

We may fail to realize the expected benefits, and may incur unexpected costs associated with, the acquisition of the Grace Portfolio and our other completed acquisitions and, to the extent we are able to obtain additional debt or equity financing, our Pending Acquisition, within the anticipated timeframe or at all.

The loss of a brand license for any reason, including due to our failure to make required capital expenditures, could adversely affect our financial condition and results of operations.

All but one of our hotels operate under licensed brands pursuant to franchise agreements with hotel brand companies. The maintenance of the brand licenses for our hotels is subject to the hotel brand companies’ operating standards and other terms and conditions, including the ability to require us to make capital expenditures pursuant to property improvement plans, or PIPs, which set forth their renovation requirements. PIPs were required in connection with our acquisition of the Grace Portfolio and our other completed acquisitions and will also be required in connection with any hotels we acquire in the Pending Acquisition and, likely, in connection with the acquisition of any additional hotels in the future. Pursuant to the terms of our existing indebtedness, we estimate we are required to make at least an aggregate of $24.1 million in periodic PIP reserve deposits during 2017 to cover a portion of the estimated costs of the PIPs. We will also be required to make additional PIP reserve payments during future periods.

Of the $135.0 million in gross proceeds from the sale of Class C Units at the Initial Closing, we have retained $15.0 million that may be used to fund PIPs and related lender reserves. Following the Initial Closing, $22.1 million in Class C Units expected to be issued at Subsequent Closings may be available to meet capital requirements other than Grace Preferred Equity Interests, including funding PIPs and related lender reserves. We may need to seek additional debt or equity financing consisting of common stock, preferred stock or warrants, or any combination thereof to fund PIPs and related lender reserves, which may not be available on favorable terms or at all, and may only be obtained subject to the Brookfield Approval Rights. Moreover, the Subsequent Closings are subject to conditions, and there can be no assurance they will be completed on their current terms, or at all.

Any failure to make PIP reserve deposits when required could lead to a default under the relevant portion of our indebtedness. Moreover, in connection with any future revisions to our franchise or hotel management agreements or a refinancing of our indebtedness, franchisors may require that we make further renovations or enter into additional PIPs. Any change to any of our PIPs that would reasonably be expected to increase the cost of such PIPs by more than 10% in the aggregate above the cost for such PIPs set forth in the applicable franchise agreement or Annual Business Plan is subject to the Brookfield Approval Rights, and there can be no assurance this prior approval will be obtained when requested, or at all. In addition, upon regular inspection of our hotels, franchisors may determine that additional renovations are required to bring the physical condition of our hotels into compliance with the specifications and standards each franchisor or hotel brand has developed.

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

In connection with our transition to self-management, our business may be disrupted and we may become exposed to risks to which we have not historically been exposed.
Prior to the Initial Closing, we had no employees, and we depended on the Advisor and its affiliates to conduct all our operations. At the Initial Closing, the Advisory Agreement was terminated and certain employees of the Advisor or its affiliates (including Crestline) who had been involved in the management of our day-to-day operations, including all of our executive officers, became our employees. We also terminated all of our other agreements with affiliates of the Advisor except for our hotel-level property management agreements with Crestline and entered into a transition services agreement with each of the Advisor and Crestline, pursuant to which we will receive their assistance in connection with investor relations/shareholder services and support services for pending transactions in the case of the Advisor and accounting and tax related services in the case of Crestline until June 29, 2017 except as set forth below. The transition services agreement with Crestline for accounting and tax related services will automatically renew for successive 90-day periods unless either party elects to terminate. The transition services agreement with the Advisor with respect to the support services for pending transactions expires on April 30, 2017 unless extended for an additional 30 days by written notice delivered prior to the expiration date. There can be no assurance, however, that these agreements will be sufficient to prevent any disruption to our business from occurring and that our business, administration and results of operations will not be adversely affected as a result of our transition to self-management. If we are unable to manage the transition to self-management effectively we may incur additional costs and suffer deficiencies in our disclosure controls and procedures or our internal control over financial reporting. Such deficiencies could cause us to incur additional costs and our management’s attention could be diverted from most effectively managing our investments, which could result in us being sued and incurring litigation-associated costs in connection with our transition to self-management.
Moreover, in connection with our transition to self-management, we may be exposed to risks to which we have not historically been exposed. We expect to generate additional liquidity through the cost savings realized as part of our transition to self-management through reduced property management fees and the elimination of external asset management fees to the Advisor. However, some of the expenses previously borne by the Advisor will now be incurred directly by us as a self-managed company, through higher general and administrative expenses. The expected cost savings from our transition to self-management may not be realized to the extent we are anticipating, or at all.

Prior to our becoming self-managed, we did not have separate facilities, communications and information systems nor did we directly employ any employees; the Advisor formerly provided these services. As a result of us becoming self-managed, we now will lease office space, have our own communications and information systems and directly employ a staff. Any failure of our employees or infrastructure to provide these services after self-management could adversely affect our operations. Our business is highly dependent on communications and information systems. Any failure or interruption of our systems could have a material adverse effect on our financial condition and operating results. Additionally, as a direct employer, we will be subject to those potential liabilities that are commonly faced by employers, such as workers disability and compensation claims, potential labor disputes and other employee-related liabilities and grievances, and we will bear the costs of the establishment and maintenance of such plans.

We are dependent on our executive officers and key personnel.
We depend on our executive officers and key personnel to manage our operations and acquire and manage our portfolio of real estate assets. These individuals make major decisions affecting us, all under the direction of our board of directors, subject to the Brookfield Approval Rights.
In particular, our success depends to a significant degree upon the contributions of certain individuals, including our executive officers, Jonathan P. Mehlman, Edward T. Hoganson and Paul C. Hughes. Competition for such skilled personnel is intense, and we cannot assure you that we will be successful in attracting and retaining such skilled personnel capable of meeting the needs of our business. Moreover, the Brookfield Approval Rights include the requirement that we obtain the prior approval of at least one Redeemable Preferred Director in connection with hiring and compensation decisions related to certain key personnel (including our executive officers), which could make it more difficult to retain personnel. We cannot guarantee that all, or any particular one of these key personnel, will continue to provide services to us, and the loss of any of these key personnel could cause our operating results to suffer. Further, we have not and do not intend to separately maintain key person life insurance on any of our key personnel.

Our rights and the rights of our stockholders to recover claims against our officers, directors and the Advisor are limited, which could reduce our stockholders’ and our recovery against them if they cause us to incur losses.

Maryland law provides that a director has no liability in that capacity if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in the corporation’s best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. In addition, subject to certain limitations set forth therein or under Maryland law, our charter provides that no director or officer will be liable to us or our stockholders for monetary damages and requires us to indemnify our directors, our officers and the Advisor and the Advisor’s affiliates and permits us to indemnify our employees and agents. We have entered into an indemnification agreement with each of our directors and officers, as well as the Advisor and certain of its affiliates and certain former directors and officers, providing for indemnification of such indemnitees consistent with the provisions of our charter. While the Advisory Agreement and all our other agreements with the Advisor and its affiliates terminated at the Initial Closing (except for our property management agreements with Crestline and a transition services agreement with each of the Advisor and Crestline), the Framework Agreement provides that existing indemnification rights under our organizational documents, the Advisory Agreement, certain property management agreements and the existing indemnification agreement between the Company, its directors and officers, and the Advisor and certain of its affiliates will survive the Initial Closing solely with respect to claims from third parties. We and our stockholders also may have more limited rights against our directors, officers, employees and agents, and the Advisor and its affiliates than might otherwise exist under common law, which could reduce our stockholders’ and our recovery against them. In addition, we may be obligated to fund the defense costs incurred by our directors, officers, employees and agents, or the Advisors and its affiliates in some cases.

Estimated Per-Share NAV is based upon subjective judgments, assumptions and opinions about future events.
On July 1, 2016, our board of directors approved an Estimated Per-Share NAV equal to $21.48 as of March 31, 2016, which was published on the same date. This was the first time that our board of directors determined an Estimated Per-Share NAV. It is currently anticipated that we will publish an updated Estimated Per-Share NAV no less frequently than once each calendar year. In connection with these future determinations, we will engage an independent valuer to perform appraisals of our real estate assets in accordance with valuation guidelines established by our board of directors. As with any methodology used to estimate value, the valuation methodologies that will be used by any independent valuer to value our properties involve subjective judgments concerning factors such as comparable sales, rental and operating expense data, capitalization or discount rates, and projections of future rent and expenses. Further, our entry into the negotiated transaction to issue and sell Class C Units with a $14.75 per unit conversion price may be an indicator that our net asset value has decreased since our last published Estimated Per-Share NAV and will factor into future calculations of our Estimated Per-Share NAV. As a result, the next valuation of our assets yielding an Estimated Per-Share NAV could yield an Estimated Per-Share NAV substantially less than $21.48.
 Under our valuation guidelines, our independent valuer estimates the market value of our principal real estate and real estate-related assets, and we determine the net value of our real estate and real estate-related assets and liabilities taking into consideration such estimate provided by the independent valuer. We review the valuation provided by the independent valuer for consistency with its determinations of value and our valuation guidelines and the reasonableness of the independent valuer's conclusions. Our board of directors reviews the appraisals and valuations and makes a final determination of the Estimated Per-Share NAV. Although the valuations of our real estate assets by the independent valuer are reviewed by us and approved by our board of directors, neither we nor our board of directors will independently verify the appraised value of our properties. Therefore, these valuations do not necessarily represent the price at which we would be able to sell an asset, and the appraised value of a particular property may be greater or less than its potential realizable value.

Our Estimated Per-Share NAV may differ significantly from our actual net asset value of a share of our common stock at any given time and may not reflect the price that shares of our common stock would trade at if listed on a national securities exchange, the price that shares would trade in secondary markets or the price a third party would pay to acquire us.
Estimated Per-Share NAV is determined annually and therefore does not reflect changes occurring subsequent to the date of valuation.
Following the initial calculation of Estimated Per-Share NAV, which was published on July 1, 2016, subsequent valuations are expected to occur annually. In connection with any valuation, our board’s estimate of the value of our real estate and real estate-related assets will be partly based on appraisals of our properties, which we expect will only be appraised in connection with the annual valuation.
Because valuations will only occur periodically, Estimated Per-Share NAV may not accurately reflect material events that would impact our actual net asset value and may suddenly change materially if the appraised values of our properties change materially or the actual operating results differ from what we originally budgeted. In connection with any annual valuation, our estimate of the value of our real estate and real estate-related assets will be partly based on appraisals of our properties, which we expect will only be appraised in connection with any valuation. Any changes in value that may have occurred since the most recent periodic valuation will not be reflected in Estimated Per-Share NAV, and there may be a sudden change in the Estimated Per-Share NAV when new appraisals and other material events are reflected. If our actual operating results cause our actual net asset value to change, such change will only be reflected in our Estimated Per-Share NAV when an annual valuation is completed.
Beginning with distributions payable with respect to April 2016 (i.e., after March 31, 2016, the date as of which our Estimated Per-Share Value was calculated), we began paying distributions to our stockholders in shares of common stock instead of cash and continued to do so until January 2017, when these distributions were suspended in connection with our entry into the SPA. The payment of distributions in common stock diluted the amount of net asset value allocable to each share of common stock (i.e., Estimated Per-Share NAV), because it increased the number of shares of common stock outstanding but did not impact the aggregate value of a stockholder’s investment in shares of common stock.
Our Estimated Per-Share NAV may differ significantly from our actual net asset value of a share of our common stock at any given time and may not reflect the price that shares of our common stock would trade at if listed on a national securities exchange, the price that shares would trade in secondary markets or the price a third party would pay to acquire us.
Our business could suffer in the event we, Crestline or any other party that provides us with services essential to our operations experiences system failures or cyber-incidents or a deficiency in cybersecurity.
Despite system redundancy, the implementation of security measures and the existence of a disaster recovery plan, our internal information technology systems and those of Crestline and other parties that provide us with services essential to our operations are vulnerable to damages from any number of sources, including computer viruses, unauthorized access, energy blackouts, natural disasters, terrorism, war and telecommunication failures. Any system failure or accident that causes interruptions in our operations could result in a material disruption to our business.
A cyber-incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of information resources. More specifically, a cyber-incident is an intentional attack or an unintentional event that can result in third parties gaining unauthorized access to systems to disrupt operations, corrupt data or steal confidential information. As reliance on technology in our industry has increased, so have the risks posed to our systems and those of Crestline and other parties that provide us with services essential to our operations, both internal and those that have been outsourced. In addition, the risk of a cyber-incident, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Even the most well protected information, networks, systems and facilities remain potentially vulnerable because the techniques used in such attempted attacks and intrusions evolve and generally are not recognized until launched against a target, and in some cases are designed not to be detected and, in fact, may not be detected.
The remediation costs and lost revenues experienced by a victim of a cyber-incident may be significant and significant resources may be required to repair system damage, protect against the threat of future security breaches or to alleviate problems, including reputational harm, loss of revenues and litigation, caused by any breaches. In addition, a security breach or other significant disruption involving our IT networks and related systems or those of Crestline or any other party that provides us with services essential to our operations could:

•	result in misstated financial reports, violations of loan covenants, missed reporting deadlines and/or missed permitting deadlines;

•	affect our ability to properly monitor our compliance with the rules and regulations regarding our qualification as a REIT;

•
result in the unauthorized access to, and destruction, loss, theft, misappropriation or release of, proprietary, confidential, sensitive or otherwise valuable information (including information about guests at our hotels), which others could use to compete against us or for disruptive, destructive or otherwise harmful purposes and outcomes;

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
Although we, Crestline and other parties that provide us with services essential to our operations intend to continue to implement industry-standard security measures, there can be no assurance that those measures will be sufficient, and any material adverse effect experienced by us, Crestline and other parties that provide us with services essential to our operations could, in turn, have an adverse impact on us.

We have identified a material weakness in our internal control over financial reporting which could result in a failure to comply with our financial covenants.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. In connection with the preparation of this Annual Report on Form 10-K, management identified a material weakness in our internal control over financial reporting as of December 31, 2016 relating to the monitoring and oversight of compliance with a single financial covenant included in a non-recourse carve-out guarantee entered into with respect to one of our mortgage loans as described in “Item 9A - Controls and Procedures.” A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result of this material weakness, management has determined that our internal control over financial reporting as of December 31, 2016 was not effective.
Although management has begun taking and intends to take a number of steps to remediate the underlying causes of this material weakness, we cannot assure you that this remediation will occur on a timely basis, or at all. Moreover, we cannot assure you that we will not identify additional material weaknesses in our internal control over financial reporting in the future. If we are unable to remediate this material weakness, or any other material weakness identified in the future, our ability to record, process and report financial information accurately, and to prepare financial statements within the time periods specified by the rules and forms of the SEC, could be adversely affected and our reputation and business and the value of our common stock may otherwise be adversely affected.
Risks Related to Our Corporate Structure

We depend on the OP and its subsidiaries for cash flow and are effectively structurally subordinated in right of payment to their obligations, which include distribution and redemption obligations to holders of Class C Units and the Grace Preferred Equity Interests.

We are a holding company with no business operations of our own. Our only significant assets are and will be OP Units, representing all the equity interests in the OP other than Class C Units. We conduct, and intend to continue to conduct, all of our business operations through the OP. Accordingly, our only source of cash to pay our obligations is distributions from the OP and its subsidiaries of their net earnings and cash flows. The Class C Units rank senior to the OP Units and all other equity interests in the OP with respect to priority in payment of distributions and in the distribution of assets in the event of the liquidation, dissolution or winding-up of the OP, whether voluntary or involuntary, or any other distribution of the assets of the OP among its equity holders for the purpose of winding up its affairs.

Each of our OP’s subsidiaries is a distinct legal entity and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from such entities. For example, the Grace Preferred Equity Interests were issued by two of our subsidiaries that indirectly own 115 of our hotels and the holders thereof rank senior to us in payment of distributions and in the distribution of assets with respect to those hotels. Our stockholders’ claims as stockholders are structurally subordinated to all existing and future liabilities and obligations of the OP and its subsidiaries, including distribution and redemption obligations to the holders of Class C Units and the Grace Preferred Equity Interests and property-level obligations to lenders and trade creditors. Therefore, in the event of our bankruptcy, liquidation or reorganization, our assets and those of the OP and its subsidiaries will be available to satisfy our stockholders’ claims as stockholders only after all of our liabilities and obligations and the liabilities and obligations of the OP and its subsidiaries have been paid in full. Following the Initial Closing, our outstanding obligations that would be senior to any claims by our stockholders in the event of our bankruptcy, liquidation or reorganization included $135.0 million in liquidation preference Class C Units, $242.9 million in liquidation value of Grace Preferred Equity Interests and $895.4 million in principal outstanding under outstanding mortgage and mezzanine debt and $26.7 million in principal outstanding under the Summit Loan.

We are not currently paying cash distributions, and our ability to make future cash distributions will depend on our future cash flows and may be dependent on our ability to obtain additional liquidity, which may not be available on favorable terms, or at all. Moreover, under the Brookfield Approval Rights, prior approval is required before we can declare or pay any distributions or dividends to our common stockholders, except for cash distributions equal to or less than $0.525 per annum per share. Our ability to pay cash distributions is also subject to the seniority of Class C Units with respect all distributions by the OP, and we will not be able to make any cash distributions to our common stockholders if we are not able to meet our quarterly distributions obligations to the holders of Class C Units. We are also required to make periodic payments of interest to our lenders and monthly distributions to the holders of the Grace Preferred Equity Interests that have priority over any cash distributions to holders of our common stock.

Our stockholders’ interests in us were diluted by the issuance of Class C Units to the Brookfield Investor and shares of common stock to the Property Manager and the Advisor at the Initial Closing and will be further diluted to the extent we issue additional Class C Units at Subsequent Closings and as PIK Distributions.

At the Initial Closing, we issued $135.0 million in liquidation preference of Class C Units to the Brookfield Investor pursuant to the SPA, 279,239 shares of our common stock to the Property Manager as consideration pursuant to the Framework Agreement and 524,686 shares of our common stock to the Advisor upon redemption of its limited partnership interests in the OP pursuant to the Framework Agreement. Pursuant to the limited partnership agreement of the OP, Class C Units are convertible into OP Units at an initial conversion price of $14.75, subject to anti-dilution and other adjustments upon the occurrence of certain events and transactions, and OP Units are, in turn, generally redeemable for shares of our common stock on a one-for-one-basis or the cash value of a corresponding number of shares, at our election.

Further dilution could also occur with respect to additional Class C Units we issue. Subject to the terms and conditions of the SPA, we also have the right to sell, and the Brookfield Investor has agreed to purchase, additional Class C Units in an aggregate amount of up to $265.0 million at Subsequent Closings that may occur through February 2019. The Subsequent Closings are subject to conditions, and there can be no assurance they will be completed on their current terms, or at all. In addition, holders of Class C Units are also entitled to receive, with respect to each Class C Unit, quarterly PIK Distributions payable in Class C Units at a rate of 5% per annum. Moreover, if the Company fails to pay the quarterly cash distributions on Class C Units when due, the per annum rate for cash distributions will increase to 10% until all accrued and unpaid distributions required to be paid in cash are reduced to zero. Any accrued and unpaid distributions would be part of the liquidation preference of Class C Units that are convertible into OP Units and subsequently redeemable for shares of our common stock.

Subject to the Brookfield Approval Rights, we may also conduct future offerings of common stock or equity securities that are senior to our common stock for purposes of dividend distributions or upon liquidation. We also have, and expect to continue to, issue share-based awards to our directors, officers and employees. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. To the extent we issue additional equity interests, our stockholders’ percentage ownership interest in us will be diluted. In addition, depending upon the terms and pricing of any additional offerings and the value of our real estate investments, our investors may also experience dilution in the book value and fair value of their shares.

Additionally, any convertible, exercisable or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our common stock and may result in dilution to owners of our common stock. Holders of our common stock are not entitled to preemptive rights or other protections against dilution.

The amount we would be required to pay holders of Class C Units in a Fundamental Sale Transaction may discourage a third party from acquiring us in a manner that might otherwise result in a premium price to our stockholders.
The amount we would be required to pay holders of Class C Units upon the consummation of any Fundamental Sale Transaction, which would generally include any merger or acquisition transaction whereby all shares of our common stock or substantially all of our assets would be sold to a third party, prior to March 31, 2022, would include a substantial premium to the liquidation preference. Upon the consummation of a Fundamental Sale Transaction, the holders of Class C Units are entitled to receive, prior to and in preference to any distribution of any of the assets or surplus funds of the Company to the holders of any other limited partnership interests in the OP:

•
in the case of a Fundamental Sale Transaction consummated on or prior to February 27, 2019, an amount per Class C Unit in cash equal to such Class C Unit’s pro rata share (determined based on the respective Liquidation Preferences of all Class C Units) of an amount equal to (I) $800.0 million less (II) the sum of (i) the difference between (A) $400.0 million and (B) the aggregate purchase price paid under the SPA of all outstanding Class C Units (with the purchase price for Class C Units issued as PIK Distributions being zero for these purposes) and (ii) all cash distributions actually paid to date;

•
in the case of a Fundamental Sale Transaction consummated after February 27, 2019 and prior to the date that is 57 months and one day after the date of the Initial Closing, an amount per Class C Unit in cash equal to (x) two times the purchase price under the SPA of such Class C Unit (with the purchase price for Class C Units issued as PIK Distributions being zero for these purposes), less (y) all cash distributions actually paid to date; and

•
in the case of a Fundamental Sale Transaction consummated on or after the date that is 57 months and one day after the Initial Closing, an amount per Class C Unit in cash equal to the liquidation preference of such Class C Unit plus a make whole premium for such Class C Unit calculated based on a discount rate of 5% and the assumption that such Class C Unit had not been redeemed until March 31, 2022, the fifth anniversary of the Initial Closing.

The premium required to be paid to redeem the Class C Units upon consummation of a Fundamental Sale Transaction may have the effect of delaying, deferring or preventing a transaction that might otherwise provide a premium price for holders of our common stock. In addition, subject to the Brookfield Approval Rights, we could issue preferred stock with terms and conditions that could have a priority as to distributions and amounts payable upon liquidation over the rights of the holders of our common stock.
If we are unable to obtain the financing required to redeem any Class C Units when required to do so, the Brookfield Investor will be able to elect a majority of our board of directors and may cause us, through the exercise of the rights of the Special General Partner, to commence selling our assets until the Class C Units have been fully redeemed.
Following the Initial Closing, approximately $135.0 million in liquidation preference of Class C Units was outstanding and an additional $265.0 million in liquidation preference of Class C Units may be issued at Subsequent Closing. Quarterly PIK Distributions will also increase the liquidation preference of the outstanding Class C Units.
From time to time on or after March 31, 2022, the fifth anniversary of the Initial Closing, and at any time following the rendering of a judgment enjoining or otherwise preventing the holders of Class C Units, the Brookfield Investor or the Special General Partner from exercising their respective rights, any holder of Class C Units may, at its election, require us to redeem any or all of its Class C Units for an amount in cash equal to the liquidation preference. In addition, upon the occurrence of certain events related to our failure to qualify as a REIT or the occurrence of a material breach by us of certain provisions of the limited partnership agreement of the OP, in each case, subject to certain notice and cure rights, holders of Class C Units have the right to require us to redeem any Class C Units submitted for redemption for an amount equivalent to what the holders of Class C Units would have been entitled to receive in a Fundamental Sale Transaction if the date of redemption were the date of the consummation of the Fundamental Sale Transaction. These amounts are set forth under “-The amount we would be required to pay holders of Class C Units in a Fundamental Sale Transaction may discourage a third party from acquiring us in a manner that might otherwise result in a premium price to our stockholders.”
Three months after the failure of the OP to redeem Class C Units when required to do so:

•
the Special General Partner will have, subject to first obtaining any approval (including the approval of our stockholders) required by applicable Maryland law, the exclusive right, power and authority to sell the assets or properties of the OP for cash upon engaging a reputable, national third party sales broker or investment bank reasonably acceptable to holders of a majority of the then outstanding Class C Units to conduct an auction or similar process designed to maximize the sales price, and the proceeds from sales of assets or properties by the Special General Partner must be used first to make any and all payments or distributions due or past due with respect to the Class C Units, regardless of the impact of such payments or distributions on us;

•
the holder of the Redeemable Preferred Share would have the right to increase the size of our board of directors by a number of directors that would result in the holder of the Redeemable Preferred Share being entitled to nominate and elect a majority of our board of directors and fill the vacancies created by the expansion of our board of directors, subject to compliance with the provisions of our charter requiring at least a majority of our directors to be “Independent Directors”;

•
the 5% per annum PIK Distribution rate would increase to a per annum rate of 7.50%, and would further increase by 1.25% per annum for the next four quarterly periods thereafter, up to a maximum per annum rate of 12.5%; and

•	the standstill (but not the standstill on voting) provisions otherwise applicable to the Brookfield Investor and certain of its affiliates would terminate.
Any exercise of these rights following our failure to redeem any Class C Units when required to do so could have a material and adverse effect on our business and results of operations, as well as the value of shares of our common stock. There can be no assurance that we will be able to obtain the financing required to redeem any Class C Units when required to do so on favorable terms, or at all. Moreover, such financing may be subject to the Brookfield Approval Rights, and there can be no assurance this prior approval will be obtained when requested, or at all.

The limit on the number of shares a person may own may discourage a takeover that could otherwise result in a premium price to our stockholders.

Our charter, with certain exceptions, authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT. Unless exempted (prospectively or retroactively) by our board of directors, no person may own more than 4.9% in value of the aggregate of our outstanding shares of stock or more than 4.9% (in value or in number of shares, whichever is more restrictive) of any class or series of shares of our stock. This restriction may have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all our assets) that might provide a premium price for holders of our common stock. At the Initial Closing, as contemplated by and pursuant to the SPA, we granted the Brookfield Investor and its affiliates a waiver of these aggregate share ownership limits, and permitted the Brookfield Investor and its affiliates to own up to 49.9% in value of the aggregate of the outstanding shares of our stock or up to 49.9% (in value or in number of shares, whichever is more restrictive) of any class or series of shares of our stock, subject to certain terms and conditions.

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

After the five-year prohibition, any such business combination between the Maryland corporation and an interested stockholder generally must be recommended by our board of directors and approved by the affirmative vote of at least:

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

These super-majority vote requirements do not apply if the corporation’s common stockholders receive a minimum price, as defined under Maryland law, for their shares in the form of cash or other consideration in the same form as previously paid by the interested stockholder for its shares. The business combination statute permits various exemptions from its provisions, including business combinations that are exempted by our board of directors prior to the time that the interested stockholder becomes an interested stockholder. Pursuant to the statute, our board of directors has exempted any business combination involving the Brookfield Investor and certain affiliates of the Brookfield Investor. Consequently, the five-year prohibition and the super-majority vote requirements will not apply to business combinations between us and the Brookfield Investor and certain affiliates of the Brookfield Investor. As a result, the Brookfield Investor and certain affiliates of the Brookfield Investor may be able to enter into business combinations with us that may not be in the best interest of our stockholders, without compliance with the super-majority vote requirements and the other provisions of the statute. The business combination statute may discourage others from trying to acquire control of us and increase the difficulty of consummating any offer to acquire us.

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

We could remain an “emerging growth company” for up to five years, or until the earliest of (1) the last day of the first fiscal year in which we have total annual gross revenue of $1 billion or more, (2) December 31 of the fiscal year that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), (which would occur if the market value of our common stock held by non-affiliates exceeds $700 million, measured as of the last business day of our most recently completed second fiscal quarter, and we have been publicly reporting for at least 12 months) or (3) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period. Under the JOBS Act, emerging growth companies are not required to (1) provide an auditor’s attestation report on management’s assessment of the effectiveness of internal control over financial reporting, pursuant to Section 404 of the Sarbanes-Oxley Act, (2) comply with new audit rules adopted by the PCAOB after April 5, 2012 (unless the SEC determines otherwise), (3) provide certain disclosures relating to executive compensation generally required for larger public companies or (4) hold shareholder advisory votes on executive compensation.

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

Pursuant to Maryland law and our charter, our stockholders are entitled to vote only on the following matters without concurrence of our board of directors: (a) election or removal of directors; (b) amendment of the charter, as provided in Article XIII of the charter; (c) dissolution of us; and (d) to the extent required under Maryland law, merger or consolidation of us or the sale or other disposition of all or substantially all of our assets. With respect to all other matters, our board of directors must first adopt a resolution declaring that a proposed action is advisable and direct that such matter be submitted to our stockholders for approval or ratification. Certain matters our board of directors may otherwise direct to be submitted to our stockholders for approval or ratification may also be subject to the Brookfield Approval Rights such that stockholder approval or ratification may not be sufficient for the matter to be decided or become effective. These limitations on voting rights may limit our stockholders’ ability to influence decisions regarding our business.

Subject to the Brookfield Approval Rights, our board of directors may change our investment policies without stockholder approval, which could alter the nature of our stockholder’s investments.

Our charter requires that our independent directors review our investment policies at least annually to determine that the policies we are following are in the best interest of the stockholders. These policies may change over time. The methods of implementing our investment policies also may vary as the commercial debt markets change, new real estate development trends emerge and new investment techniques are developed. Our investment policies, the methods for their implementation, and our other objectives, policies and procedures may be altered by our board of directors without the approval of our stockholders subject to the Brookfield Approval Rights. We may make adjustments to our portfolio based on real estate market conditions and investment opportunities, and we may change our targeted investments and investment guidelines at any time without the consent of our stockholders, which could result in our making investments that are different from, and possibly riskier than, our current investments. As a result, the nature of our stockholder’s investments could change without their consent. A change in our investments or investment guidelines may increase our exposure to interest rate risk, default risk and real estate market fluctuations.

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

The real estate market is affected by many factors, such as general economic conditions, availability of financing, interest rates and other factors, including supply and demand, that are beyond our control. We cannot predict whether we will be able to sell any property for the price or on the terms set by us, or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We cannot predict the length of time needed to find a willing purchaser and to close the sale of a property. We may be required to expend funds to correct defects or to make improvements before a property can be sold. We cannot assure our stockholders that we will have funds available to correct such defects or to make such improvements. In addition, substantially all of our properties serve as collateral under our indebtedness and we have agreed to restrictions under our indebtedness that prohibit the sale of properties at all or unless certain conditions have been met, including the payment of release prices, the maintenance of financial ratios and/or the payment of yield maintenance premiums. We may agree to similar restrictions, or other restrictions, such as a limitation on the amount of debt that can be placed or repaid on a property, with respect to other properties in the future. Our inability to sell a property when we desire to do so may cause us to reduce our selling price for the property. Moreover most dispositions we could make would be subject to the Brookfield Approval Rights and there can be no assurance this prior approval will be obtained when requested, or at all. We have agreed in the limited partnership agreement of the OP that, three months after the failure of the OP to redeem Class C Units when required to do so, the Special General Partner will have certain rights to sell the assets or properties of the OP for cash upon engaging a reputable, national third party sales broker or investment bank to conduct an auction or similar process designed to maximize the sales price, but there can be assurance this process will be successful in achieving the intended outcome. Moreover, the proceeds from sales of assets or properties by the Special General Partner must be used first to make any and all payments or distributions due or past due with respect to the Class C Units, regardless of the impact of such payments or distributions on the Company or the OP.

Upon sales of properties or assets, we may become subject to contractual indemnity obligations and incur material liabilities and expenses, including tax liabilities, change of control costs, prepayment penalties, required debt repayments, transfer taxes and other transaction costs. For example, subject to a replacement right and a right to terminate upon payment of a termination fee beginning in April 2021, four years after the Initial Closing, our management agreements with Crestline do not terminate in connection with a sale, which would require us to obtain the consent of Crestline to terminate the management agreement to effect a sale of a property, which may not be available on commercially reasonable terms, or at all. In addition, the payment of any release price and repayment of mortgage indebtedness will reduce the net proceeds we receive from any asset sales. Any delay in our receipt of proceeds, or diminishment of proceeds, from the sale of a property could adversely impact us.

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

Eight of the hotels in the Grace Portfolio are on land subject to ground leases. Accordingly, we only own a long-term leasehold or similar interest in those hotels, and we have no economic interest in the land or buildings at the expiration of the ground lease and will not share in the income stream derived from the lease or in any increase in value of the land associated with the underlying property. Our ground leases generally have a remaining term of at least 10 years (including renewal options).

If we are found to be in breach of a ground lease, we could lose the right to use the hotel. We could also be in default under the Grace Indebtedness. In addition, unless we can purchase a fee interest in the underlying land and improvements or extend the terms of these leases before their expiration, as to which no assurance can be given, we will lose our right to operate these properties and our interest in the improvements upon expiration of the leases. Our ability to exercise any extension options relating to our ground leases is subject to the condition that we are not in default under the terms of the ground lease at the time that we exercise such options, and we can provide no assurances that we will be able to exercise any available options at such time. Our ability to exercise any extension option is further subject to conditions contained in the Grace Indebtedness and the Brookfield Approval Rights. Furthermore, we can provide no assurances that we will be able to renew any ground lease upon its expiration. If we were to lose the right to use a hotel due to a breach or non-renewal of the ground lease, we would be unable to derive income from such hotel and would be required to purchase an interest in another hotel to attempt to replace that income.

Joint venture investments could be adversely affected by our lack of sole decision-making authority, our reliance on the financial condition of co-venturers and disputes between us and our co-venturers.

We own two of our hotels through joint venture arrangements and, subject to the Brookfield Approval Rights, may enter into other joint ventures, partnerships and other co-ownership arrangements (including preferred equity investments) for the purpose of making investments. In such event, we would not be in a position to exercise sole decision-making authority regarding the joint venture. Investments in joint ventures may, under certain circumstances, involve risks not present were a third party not involved, including the possibility that partners or co-venturers might become bankrupt or fail to fund their required capital contributions. Co-venturers may have economic or other business interests or goals which are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives. Such investments may also have the potential risk of impasses on decisions, such as a sale, because neither we nor the co-venturer would have full control over the joint venture. In addition, to the extent our participation represents a minority interest, which is the case with one of the two hotels we have invested in through joint venture arrangements, a majority of the participants may be able to take actions which are not in our best interests because of our lack of full control. Disputes between us and co-venturers may result in litigation or arbitration that would increase our expenses and prevent our officers and/or directors from focusing their time and effort on our business. Consequently, actions by or disputes with co-venturers might result in subjecting properties owned by the joint venture to additional risk. In addition, we may in certain circumstances be liable for the actions of our co-venturers.

Covenants, conditions and restrictions may restrict our ability to operate a property, which may adversely affect our operating costs and reduce the amount of funds available to pay distributions to our stockholders.

Some of our properties may be contiguous to other parcels of real property, comprising part of the same commercial center. In connection with such properties, there are significant covenants, conditions and restrictions, which restrict the operation of such properties and any improvements on such properties, and related to granting easements on such properties. Moreover, the operation and management of the contiguous properties may impact such properties.

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

We compete with many other entities engaged in real estate investment activities, including individuals, corporations, bank and insurance company investment accounts, other REITs, real estate limited partnerships, and other entities engaged in real estate investment activities, many of which have greater resources than we do. In addition, affiliates of the Brookfield Investor are or may be in the business of making investments in, and have or may have investments in, other businesses similar to and that may compete with our business. Larger REITs may enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies. In addition, the number of entities and the amount of funds competing for suitable investments may increase. Any such increase would result in increased demand for these assets and therefore increased prices paid for them. If we pay higher prices for properties and other investments, our profitability will be reduced and our stockholders may experience a lower return on their investments.

Acquiring or attempting to acquire multiple properties in a single transaction may adversely affect our operations.

We acquired interests in 116 hotels in one transaction when we acquired the Grace Portfolio. We have also acquired 20 additional hotels and may acquire up to eight additional hotels in our Pending Acquisition if we are able to identify a source of financing, which may not be available on favorable terms or at all. If we are able to raise additional capital to make additional investments, we may again attempt to acquire multiple properties in a single transaction, subject to the Brookfield Approval Rights. Portfolio acquisitions are more complex and expensive than single-property acquisitions, and the risk that a multiple-property acquisition does not close may be greater than in a single-property acquisition. Portfolio acquisitions also may result in us owning investments in geographically dispersed markets, placing additional demands on our ability to manage the properties in the portfolio. In addition, a seller may require that a group of properties be purchased as a package even though we may not want to purchase one or more properties in the portfolio. In these situations, if we are unable to identify another person or entity to acquire the unwanted properties, we may be required to operate or attempt to dispose of these properties. We may be required to accumulate a large amount of cash in order to acquire multiple properties in a single transaction. We would expect the returns that we earn on such cash to be less than the ultimate returns in real property and therefore, accumulating such cash could reduce the funds available for distributions. Any of the foregoing events may have an adverse effect on our operations.

Crestline or any of our third-party property managers may fail to integrate their subcontractors into their operations in an efficient manner.

Crestline or any of our third-party property managers may rely on multiple subcontractors for on-site property management of our properties. If Crestline or any of our third-party property managers are unable to integrate these subcontractors into their operations in an efficient manner, Crestline or any of our third-party property managers may have to expend substantial time and money coordinating with these subcontractors, which could have a negative impact on the revenues generated from such properties.

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

Moreover, environmental laws also may impose liens on property or other restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require substantial expenditures or prevent us or Crestline or any of our third-party property managers from operating such properties. Compliance with new or more stringent laws or regulations or stricter interpretation of existing laws may require us to incur material expenditures. Future laws, ordinances or regulations or the discovery of currently unknown conditions or non-compliance may impose material liability under environmental laws.

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

We cannot and do not directly or indirectly operate our lodging properties and, as a result, we depend on the ability of Crestline and any third-party property managers, to operate our hotel properties successfully. Because of certain REIT qualification rules, we cannot directly operate any lodging properties we own or actively participate in the decisions affecting their daily operations. Thus, even if we believe our lodging properties are being operated inefficiently or in a manner that does not result in satisfactory operating results, we may not be able to require the management company to change their method of operation of our lodging properties. Any negative publicity or other adverse developments that affect that operator and/or its affiliated brands generally may adversely affect our results of operations, financial condition, and consequently cash flows thereby impacting our ability to meet our capital requirements. There can be no assurance that any management company we engage will manage any lodging properties we acquire in an efficient and satisfactory manner.
We rely on Crestline and third-party property managers, to establish and maintain adequate internal controls over financial reporting at our lodging properties. In doing so, Crestline and any third-party property managers should have policies and procedures in place that allow it to effectively monitor and report to us the operating results of our lodging properties which ultimately are included in our consolidated/combined financial statements. Because the operations of our lodging properties ultimately become a component of our consolidated/combined financial statements, we evaluate the effectiveness of the internal controls over financial reporting at all our properties, including our lodging properties, in connection with the certifications we provide in our quarterly and annual reports on Form 10-Q and Form 10-K, respectively, pursuant to the Sarbanes-Oxley Act of 2002. If such controls are not effective, the accuracy of the results of our operations that we report could be affected. Accordingly, our ability to conclude that, as a company, our internal controls are effective is significantly dependent upon the effectiveness of internal controls that Crestline and third-party property managers, will implement at our lodging properties. It is possible that we could have a significant deficiency or material weakness as a result of the ineffectiveness of the internal controls at one or more of our lodging properties.

If we replace Crestline or terminate any third-party property manager, we may be required by the terms of the relevant management agreement to pay substantial termination fees, and we may experience significant disruptions at the affected lodging properties. We may not be able to make arrangements with a management company with substantial prior lodging experience in the future. If we experience such disruptions, it may adversely affect our results of operations, financial condition and our cash flows, including our ability to meet our capital requirements.

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

Our franchise agreements are long-terms agreements with general prohibitions against or prohibitive payments for early termination and generally contain restrictive covenants and other provisions that do not provide us with flexibility to sell, refinance or rebrand a hotel without the consent of the franchisor. For example, the terms of these agreements may restrict our ability to sell a hotel unless the purchaser is not a competitor of the franchisor, enters into a replacement franchise agreement and meets specified other conditions. In addition, our franchise agreements restrict our ability to rebrand particular hotels without the consent of the franchisor, which could result in significant operational disruptions and litigation if we do not obtain the consent. We could be forced to pay consent or termination fees to franchisors (or litigate with them) under these agreements as a condition to changing franchise brands of our hotels (or consent or termination fees to Crestline under our management agreements with them as a condition to changing management), and these fees could deter us from taking actions that would otherwise be in our best interest or could cause us to incur substantial expense. In addition, our lenders generally must consent before we modify hotel management agreements or franchise agreements. Any default under a franchise agreement could also be a default under the indebtedness that secures the property.

There are risks associated with employing hotel employees.

We are generally subject to risks associated with the employment of hotel employees. The lodging properties we acquire are leased to one or more taxable REIT subsidiaries, which enter into property management agreements with Crestline or a third-party property manager to operate the properties. Hotel operating revenues and expenses for these properties are included in our consolidated results of operations. As a result, although we do not employ or manage the labor force at our lodging properties, we are subject to many of the costs and risks generally associated with the hotel labor force. Crestline or a third-party property manager is responsible for hiring and maintaining the labor force at each of our lodging properties and for establishing and maintaining the appropriate processes and controls over such activities. From time to time, the operations of our lodging properties may be disrupted through strikes, public demonstrations or other labor actions and related publicity. We may also incur increased legal costs and indirect labor costs as a result of the aforementioned disruptions, or contract disputes or other events. Crestline or a third-party property manager may be targeted by union actions or adversely impacted by the disruption caused by organizing activities.

The increase in the use of third-party internet travel intermediaries and the increase in alternative lodging channels, such as Airbnb, could adversely affect our profitability.

Many of our managers and franchisors contract with third-party internet travel intermediaries, including, but not limited to expedia.com, priceline.com, hotels.com, orbitz.com, and travelocity.com. These internet intermediaries are generally paid commissions and transaction fees by our managers and franchisors for sales of our rooms through such agencies. If bookings through the internet intermediaries increase, they may be able to negotiate higher commissions, reduced room rates or other contract concessions from our managers or our franchisors. In addition, internet intermediaries use extensive marketing, which could result in hotel consumers developing brand loyalties to the internet intermediary instead of our franchise brands. Further, internet intermediaries emphasize pricing and quality indicators, such as a star rating system, at the expense of brand identification.

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

There is no limit on the number of properties of a particular hotel brand that we may acquire. As of December 31, 2016, based on the number of hotels, 46.1% of our hotels were franchised with Hilton Worldwide, 39.7% with Marriott International and 12.1% with Hyatt Hotels Corporation, and no other brand accounts for more than 2.1% of our hotels. The risks of brand concentration include reductions in business following negative publicity relating to one of our licensed brands or arising from or after a dispute with a hotel brand company.

Our board of directors reviews our properties and investments in terms of geographic and hotel brand diversification, and any failure to remain diversified could adversely affect our results of operations and increase the risk of our stockholder’s investments.
Risks Related to Debt Financing

Our incurrence of substantial indebtedness limits our future operational and financial flexibility.

We have incurred substantial indebtedness in acquiring the properties we currently own, and substantially all of these real properties have been pledged as security under our indebtedness. To complete our Pending Acquisition, we intend to incur indebtedness and may incur additional indebtedness, subject to the Brookfield Approval Rights, pursuant to which we are required to obtain prior approval before incurring any indebtedness, except for permitted refinancings and as set forth in the Annual Business Plan.

Our incurrence of mortgage, mezzanine and other indebtedness, and any other indebtedness we may incur, and the issuance of the Grace Preferred Equity Interests, which are treated as debt for accounting purposes, limit our future operational and financial flexibility in ways that could have a material adverse effect on our results of operations and financial condition such as:

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

•	making us less attractive to potential investors due our level of indebtedness;

•	restricting the way in which we conduct our business because of financial and operating covenants in the agreements governing our indebtedness;

•	consent rights the holders of the Grace Preferred Equity Interests will have over major actions by us relating to the Grace Portfolio;

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

In addition, incurring mortgage debt increases the risk of loss since defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. In that case, we could lose the property or properties securing the loan that is in default, thus reducing the value of an investment in our common stock. For U.S. federal income tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds. In such event, we may be unable to pay the amount of distributions required in order to maintain our REIT status. We may give full or partial guarantees on behalf of the entities that own our properties to lenders of mortgage debt. When we provide a guaranty on behalf of an entity that owns one of our properties, we will be responsible to the lender for satisfaction of the debt if it is not paid by such entity. Substantially all of our mortgages to date contain cross-collateralization or cross-default provisions, meaning that a default on a single property could affect multiple properties, and any mortgages we enter into in the future may contain cross-collateralization or cross-default provisions. If any of our properties are foreclosed upon due to a default, our business and results of operations could be adversely affected.

A portion of our indebtedness matures in May 2017 and August 2018, subject to our extension rights, and we may not be able to extend the maturity date of, or refinance, these debt obligations, or any of our other indebtedness, on acceptable terms.

Substantially all of our properties have been pledged as security for our indebtedness, and we expect we will be required to extend or refinance this indebtedness when it comes due. The Assumed Grace Indebtedness matures on May 1, 2017, subject to two (one-year) extension rights. The mortgage loan we used to finance a portion of the purchase price of 20 hotels during 2015 and 2016 (the "SN Term Loan") matures on August 31, 2018, subject to two (one-year) extension rights. These extensions can only occur if certain conditions are met, including that a minimum ratio of net operating income to debt outstanding be satisfied (the “minimum debt yield test”). We have satisfied the minimum debt yield test and expect to satisfy the other conditions for extension of the Assumed Grace Indebtedness until May 1, 2018. There can be no assurance, however, that we will be able to meet the conditions and extend the Assumed Grace Indebtedness for the final extension period or the SN Term Loan pursuant to their respective terms.

As of December 31, 2016, approximately $290.2 million of liquidation value was outstanding under the Grace Preferred Equity Interests. Following our redemption of $47.3 million in liquidation value of Grace Preferred Equity Interests with a portion of the proceeds from the Initial Closing, $242.9 million of liquidation value was outstanding, and, we are required to redeem an additional $19.4 million, representing 50.0% of the aggregate amount originally issued, by February 27, 2018, and the remaining $223.5 million by February 27, 2019. Following the Initial Closing, the Brookfield Investor has agreed to purchase additional Class C Units at Subsequent Closings in an aggregate amount not to exceed $265.0 million. Generally, the proceeds from the sale of Class C Units at Subsequent Closings may be used to redeem the Grace Preferred Equity Interests required to be redeemed at or around the time they are required to be redeemed. However, the Subsequent Closings are subject to conditions, and may not be completed on their current terms, or at all.

Any refinancing may also require prior approval under the Brookfield Approval Rights if it is not as specifically set forth in the Annual Business Plan or in a principal amount not greater than the amount to be refinanced and on terms no less favorable to us. If we are not able to extend these loans or any of our other indebtedness or refinance them when they mature, we will be required to seek alternative financing to continue our operations. No assurance can be given that any extension, refinancing or alternative financing will be available when required or that we will be able to negotiate acceptable terms. Moreover, if interest rates are higher when these loans are refinanced or replaced with alternative financing, our cash flow would be reduced.

Increases in interest rates could increase the amount of our debt payments.

We have incurred substantial indebtedness, of which approximately $1.1 billion outstanding as of December 31, 2016 bears interest at variable interest rates. Accordingly, increases in interest rates would increase our interest costs, which could reduce our cash flows. In addition, if we need to repay existing debt during periods of rising interest rates, we could, subject to the Brookfield Approval Rights, be required to liquidate one or more of our investments in properties at times that may not permit realization of the maximum return on such investments.

Interest-only indebtedness may increase our risk of default.

We have financed our property acquisitions using interest-only mortgage and mezzanine indebtedness and may continue to do so in the future. As of December 31, 2016, all $1.4 billion of our mortgage and mezzanine indebtedness was interest-only, including the SN Term Loan which is interest-only for the initial three-year term until August 2018. During the interest-only period, the amount of each scheduled payment will be less than that of a traditional amortizing loan. The principal balance of the loan will not be reduced (except in the case of prepayments) because there are no scheduled monthly payments of principal during this period. After the interest-only period, we will be required either to make scheduled payments of amortized principal and interest or to make a lump-sum or “balloon” payment at maturity. These required principal or balloon payments will increase the amount of our scheduled payments and may increase our risk of default under the related loan. Our ability to make a balloon payment at maturity is uncertain and may depend upon our ability to obtain additional financing or sell assets, subject to the Brookfield Approval Rights. There can be no assurance the required prior approval will be obtained when requested, or at all. At the time the balloon payment is due, we may or may not be able to refinance the balloon payment on terms as favorable as the original loan or sell assets at prices sufficient to make the balloon payment. The effect of a refinancing or sale could affect the rate of return to our stockholders and the projected time of disposition of our assets. In addition, payments of principal and interest made to service our debts may leave us with insufficient cash to pay the distributions that we are required to pay to maintain our qualification as a REIT or to meet our obligations to the holders of Class C Units or Grace Preferred Equity Interests. Any of these results would have a material adverse effect on the value of an investment in our common stock.

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

We elected and qualified to be taxed as a REIT commencing with our taxable year ended December 31, 2014 and intend to operate in a manner that would allow us to continue to qualify as a REIT. However, we may terminate our REIT qualification, if our board of directors determines that not qualifying as a REIT is in our best interests, or inadvertently. Our qualification as a REIT depends upon our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. The REIT qualification requirements are extremely complex and interpretation of the U.S. federal income tax laws governing qualification as a REIT is limited. Furthermore, any opinion of our counsel, including tax counsel, as to our eligibility to remain qualified as a REIT is not binding on the Internal Revenue Service ("IRS") and is not a guarantee that we will qualify, or continue to qualify, as a REIT. Accordingly, we cannot be certain that we will be successful in operating so we can qualify or remain qualified as a REIT. Our ability to satisfy the asset tests depends on our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals. Our compliance with the REIT income or quarterly asset requirements also depends on our ability to successfully manage the composition of our income and assets on an ongoing basis. Accordingly, if certain of our operations were to be recharacterized by the IRS, such recharacterization would jeopardize our ability to satisfy all requirements for qualification as a REIT. Furthermore, future legislative, judicial or administrative changes to the U.S. federal income tax laws could be applied retroactively, which could result in our disqualification as a REIT.

If we fail to qualify as a REIT for any taxable year, and we do not qualify for certain statutory relief provisions, we will be subject to U.S. federal income tax on our taxable income at corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year of losing our REIT qualification. Losing our REIT qualification would reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability. In addition, upon the occurrence of certain events related to our failure to qualify as a REIT, subject to certain notice and cure rights, holders of Class C Units have the right to require us to redeem any Class C Units submitted for redemption for an amount equivalent to what the holders of Class C Units would have been entitled to receive in a Fundamental Sale Transaction if the date of redemption were the date of the consummation of the Fundamental Sale Transaction. These amounts are set forth under “-The amount we would be required to pay holders of Class C Units in a Fundamental Sale Transaction may discourage a third party from acquiring us in a manner that might otherwise result in a premium price to our stockholders.”

Even though we have qualified as a REIT, in certain circumstances, we may incur tax liabilities that would reduce our cash available for distribution to our stockholders.

Even if we maintain our status as a REIT, we may be subject to U.S. federal, state and local income taxes. For example, net income from the sale of properties that are “dealer” properties sold by a REIT (a “prohibited transaction” under the Code) will be subject to a 100% tax. We may not make sufficient distributions to avoid excise taxes applicable to REITs. We also may decide to retain net capital gains we earn from the sale or other disposition of our property and pay U.S. federal income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability unless they file U.S. federal income tax returns and thereon seek a refund of such tax. We also will be subject to corporate tax on any undistributed REIT taxable income. We also may be subject to state and local taxes on our income or property, including franchise, payroll and transfer taxes, either directly or at the level of the OP or at the level of the other companies through which we indirectly own our assets, such as our taxable REIT subsidiaries, which are subject to full U.S. federal, state, local and foreign corporate-level income taxes. Any taxes we pay directly or indirectly will reduce our cash available for distribution to our stockholders.

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

For so long as we qualify as a REIT, our ability to dispose of property during the first few years following acquisition may be restricted to a substantial extent as a result of our REIT qualification. Under applicable provisions of the Code regarding prohibited transactions by REITs, while we qualify as a REIT, we will be subject to a 100% penalty tax on any gain recognized on the sale or other disposition of any property (other than foreclosure property) that we own, directly or indirectly through any subsidiary entity, including the OP, but generally excluding taxable REIT subsidiaries, that is deemed to be inventory or property held primarily for sale to customers in the ordinary course of a trade or business. Whether property is inventory or otherwise held primarily for sale to customers in the ordinary course of a trade or business depends on the particular facts and circumstances surrounding each property. During such time as we qualify as a REIT, we intend to avoid the 100% prohibited transaction tax by (a) conducting activities that may otherwise be considered prohibited transactions through a taxable REIT subsidiary (but such taxable REIT subsidiary will incur corporate rate income taxes with respect to any income or gain recognized by it), (b) conducting our operations in such a manner so that no sale or other disposition of an asset we own, directly or through any subsidiary, will be treated as a prohibited transaction, or (c) structuring certain dispositions of our properties to comply with the requirements of the prohibited transaction safe harbor available under the Code for properties that, among other requirements, have been held for at least two years. No assurance can be given that any particular property we own, directly or through any subsidiary entity, including the OP, but generally excluding taxable REIT subsidiaries, will not be treated as inventory or property held primarily for sale to customers in the ordinary course of a trade or business.

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

Furthermore, in order to ensure the income we receive from our hotels qualifies as “rents from real property,” generally we must lease our hotels to taxable REIT subsidiaries (which are owned by our OP) which must engage “eligible independent contractors” to operate the hotels on their behalf. These taxable REIT subsidiaries and other taxable REIT subsidiaries that we may form will be subject to applicable U.S. federal, state, local and foreign income tax on their taxable income. While we will be monitoring the aggregate value of the securities of our taxable REIT subsidiaries and intend to conduct our affairs so that such securities will represent less than 25% (20% for taxable years beginning after December 31, 2017) of the value of our total assets, there can be no assurance that we will be able to comply with the taxable REIT subsidiary limitation in all market conditions. The rules, which are applicable to us as a REIT, also impose a 100% excise tax on certain transactions between a taxable REIT subsidiary and its parent REIT that are not conducted on an arm’s-length basis to assure that the taxable REIT subsidiary is subject to an appropriate level of corporate taxation. Such transactions include, for example, intercompany loans between the parent REIT as lender and the taxable REIT subsidiary as borrower and rental arrangements between the parent REIT as landlord and the taxable REIT subsidiary as tenant.

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

If the OP failed to qualify as a partnership or is not otherwise disregarded for U.S. federal income tax purposes, we would cease to qualify as a REIT.

If the IRS were to successfully challenge the status of the OP as a partnership or disregarded entity for such purposes, it would be taxable as a corporation. In such event, this would reduce the amount of distributions that the operating partnership could make to us. This also would result in our failing to qualify as a REIT, and becoming subject to a corporate level tax on our income. This substantially would reduce our cash available to pay distributions and the yield on our stockholder’s investments. In addition, if any of the partnerships or limited liability companies through which the OP owns its properties, in whole or in part, loses its characterization as a partnership and is otherwise not disregarded for U.S. federal income tax purposes, it would be subject to taxation as a corporation, thereby reducing distributions to the OP. Such a recharacterization of an underlying property owner could also threaten our ability to maintain our REIT qualification.

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

Each of the management companies that enters into a management contract with our taxable REIT subsidiaries must qualify as an “eligible independent contractor” under the REIT rules in order for the rent paid to us by our taxable REIT subsidiaries to be qualifying income for purposes of the REIT gross income tests. An “eligible independent contractor” is an independent contractor that, at the time such contractor enters into a management or other agreement with a taxable REIT subsidiary to operate a “qualified lodging facility,” is actively engaged in the trade or business of operating “qualified lodging facilities” for any person not related, as defined in the Code, to us or the taxable REIT subsidiary. Among other requirements, in order to qualify as an independent contractor a manager must not own, directly or by applying attribution provisions of the Code, more than 35% of our outstanding shares of stock (by value), and no person or group of persons can own more than 35% of our outstanding shares and 35% of the ownership interests of the manager (taking into account only owners of more than 5% of our shares and, with respect to ownership interest in such managers that are publicly traded, only holders of more than 5% of such ownership interests). The ownership attribution rules that apply for purposes of the 35% thresholds are complex. There can be no assurance that the levels of ownership of our stock by our managers and their owners will not be exceeded.

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

In March 2016, our board of directors adopted a change in distribution policy pursuant to which we began, commencing with distributions payable with respect to April 2016, to pay distributions to our stockholders in shares of common stock instead of cash to all stockholders, and not at the election of each stockholder. Unlike taxable cash/stock distributions, where cash or stock is paid at the election of each stockholder, these stock distributions are treated as non-taxable distributions to the recipient stockholder for U.S. federal income tax purposes.

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

Our DRIP and our payment of cash distributions are currently suspended, and there can be no assurance if or when they will resume. If we pay distributions in cash and our stockholders participate in our DRIP, they will be deemed to have received the amount reinvested in shares of our common stock and, for U.S. federal income tax purposes, will be taxed to the extent the amount reinvested was not a tax-free return of capital. In addition, our stockholders will be treated for tax purposes as having received an additional distribution to the extent the shares are purchased at a discount to fair market value. As a result, unless a stockholder is a tax-exempt entity, it may have to use funds from other sources to pay its tax liability.

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

Our charter provides that our board of directors may revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that it is no longer in our best interest to continue to qualify as a REIT. While we intend to continue to qualify to be taxed as a REIT, we may terminate our REIT election if we determine that qualifying as a REIT is no longer in our best interests. If we cease to be a REIT, we would become subject to U.S. federal income tax on our taxable income and would no longer be required to distribute most of our taxable income to our stockholders. Moreover, our failure to qualify as a REIT could give rise to holders of Class C Units having the right to require us to redeem any Class C Units submitted for redemption for an amount equivalent to what the holders of Class C Units would have been entitled to receive in a Fundamental Sale Transaction if the date of redemption were the date of the consummation of the Fundamental Sale Transaction. These amounts are set forth under “-The amount we would be required to pay holders of Class C Units in a

Fundamental Sale Transaction may discourage a third party from acquiring us in a manner that might otherwise result in a premium price to our stockholders.”

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

Reform proposals have been recently put forth by members of Congress and the President which, if ultimately proposed as legislation and enacted as law, would substantially change the U.S. federal taxation of (among other things) individuals and businesses. Their proposals set forth a variety of principles to guide potential tax reform legislation. As of the date of this annual report, no legislation has been introduced in Congress. If ultimately reduced to legislation enacted by Congress and signed into law by the President in a form that is consistent with those principles, such reform could change dramatically the U.S. federal taxation applicable to us and our stockholders. No reform proposal specifically addresses the taxation of REITs, but because any tax reform is likely to significantly reduce the tax rates applicable to corporations and dividends received by stockholders, the tax benefits applicable to the REIT structure may be diminished in relation to corporations. Furthermore, proposed tax reform could limit the deductibility of net interest expense and could allow for the immediate deduction of any investment in tangible property (other than land) and intangible assets. Finally, the tax reform proposals do not include any principles regarding how to transition from our current system of taxation to a new tax system based on the principles in such proposed reform. Given how dramatic the changes could be, transition rules are crucial. While it is impossible to predict whether and to what extent any tax reform legislation (or other legislative, regulatory or administrative change to the U.S. federal tax laws) will be proposed or enacted, any such change in the U.S. federal tax laws could affect materially the value of any investment in our stock. You are encouraged to consult with your tax advisor regarding possible legislative and regulatory changes and the potential effect of such changes on an investment in our shares.

The share ownership restrictions of the Code for REITs and the 4.9% share ownership limit in our charter may inhibit market activity in our shares of stock and restrict our business combination opportunities.

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

Our charter, with certain exceptions, authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT while we so qualify. Unless exempted by our board of directors, for so long as we qualify as a REIT, our charter prohibits, among other limitations on ownership and transfer of shares of our stock, any person from beneficially or constructively owning (applying certain attribution rules under the Code) more than 4.9% in value of the aggregate of our outstanding shares of stock and more than 4.9% (in value or in number of shares, whichever is more restrictive) of any class or series of our shares of stock. Our board of directors may not grant an exemption from these restrictions to any proposed transferee whose ownership in excess of the 4.9% ownership limit would result in the termination of our qualification as a REIT. These restrictions on transferability and ownership will not apply, however, if our board of directors determines that it is no longer in our best interest to continue to qualify as a REIT or that compliance with the restrictions is no longer required in order for us to continue to so qualify as a REIT.

These ownership limits could delay or prevent a transaction or a change in control that might involve a premium price for our common stock or otherwise be in the best interest of the stockholders.

Our ability to utilize our net operating loss carryforwards to reduce our future taxable income would be limited if an ownership change (as defined in Section 382 of the Code) occurs, which could result in more taxable income and greater distribution requirements in order to maintain our REIT status in future tax years.

We have significant net operating loss (“NOL”) carryforwards for federal and state income tax purposes. Generally, NOL carryforwards can be used to reduce future taxable income.  Our ability to utilize these NOL carryforwards would be severely limited if we were to experience an “ownership change,” as defined in Section 382 of the Code. In general terms, an ownership change can occur whenever one or more “5% stockholders” collectively change the ownership of a company by more than 50 percentage points within a three-year period.  For these purposes, in certain circumstances options are deemed to be exercised.  Moreover, in certain circumstances ownership interests that are not treated as stock or as an option may be treated as stock if treating the interest as stock would cause an ownership change.

An ownership change generally limits the amount of NOL carryforwards a company may use in a given year to the aggregate fair market value of the company’s common stock immediately prior to the ownership change, multiplied by the long-term tax-exempt interest rate in effect for the month of the ownership change.  (The long-term tax-exempt interest rate for ownership changes that occur in April 2017 is 2.09%.)   If we were to experience an ownership change, our ability to use our NOL carryforwards would be severely limited, and a substantial number of them could expire unused.

  Our Class C Units are convertible into OP Units, subject to certain limitations. Our OP Units generally are redeemable for shares of our common stock on a one-for-one-basis or the cash value of a corresponding number of shares, at our election.  Accordingly, Class C Units might be viewed as options to acquire our common stock that are treated as exercised, or alternatively might be viewed as ownership interests that, although they are not treated as stock or as an option, could be treated as non-stock interests treated as stock for purposes of Section 382.

To minimize the risk that we experience an ownership change, in connection with the Initial Closing we have lowered the ownership limit contained in our charter to 4.9% in value of the aggregate of our outstanding shares of stock or more than 4.9% (in value or in number of shares, whichever is more restrictive) of any class or series of shares of our stock.  However, the Brookfield Investor and its affiliates have been granted a waiver of this ownership limit, but are not allowed to acquire or own more than 49.9% of our outstanding shares of common stock.  We do not believe that we will undergo an ownership change in connection with the Initial Closing.  The determination as to whether we experience an ownership change for purposes of Section 382 of the Code is complex.  No assurance can be given that we will not undergo an ownership change that would have a significant impact on our ability to utilize our NOL carryforwards.

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

Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
Our Hotels
The following table presents certain additional information about the properties we owned at December 31, 2016:

Property	Location	Number of Rooms	Ownership Percentage of Hotel
Baltimore Courtyard(2)(9)	Baltimore, MD	205	100%
Providence Courtyard(2)(9)	Providence, RI	219	100%
Stratford Homewood Suites(3)(9)	Stratford, CT	135	100%
Georgia Tech Hotel(1)(9)	Atlanta, GA	252	N/A
Westin Virginia Beach(9)	Virginia Beach, VA	236	31%
Hilton Garden Inn Blacksburg(9)(7)	Blacksburg, VA	137	57%
Courtyard Asheville(4)(11)	Asheville, NC	78	100%
Courtyard Athens Downtown(4)(11)	Athens, GA	105	100%
Courtyard Bowling Green Convention Center(4)(9)	Bowling Green, KY	93	100%
Courtyard Chicago Elmhurst Oakbrook Area(4)(9)	Elmhurst, IL	140	100%
Courtyard Columbus Downtown(6)(9)	Columbus, OH	150	100%
Courtyard Dallas Market Center(4)(9)(8)	Dallas, TX	184	100%
Courtyard Dalton(5)(9)	Dalton, GA	93	100%
Courtyard Flagstaff(6)(9)	Flagstaff, AZ	164	100%
Courtyard Gainesville(4)(11)	Gainesville, FL	81	100%
Courtyard Houston I 10 West Energy Corridor(5)(9)	Houston, TX	176	100%
Courtyard Jacksonville Airport Northeast(4)(9)	Jacksonville, FL	81	100%
Courtyard Knoxville Cedar Bluff(4)(11)	Knoxville, TN	78	100%
Courtyard Lexington South Hamburg Place(4)(9)	Lexington, KY	90	100%
Courtyard Louisville Downtown(4)(9)	Louisville, KY	140	100%
Courtyard Mobile(4)(8)(11)	Mobile, AL	78	100%
Courtyard Orlando Altamonte Springs Maitland(4)(11)	Orlando, FL	112	100%

Courtyard San Diego Carlsbad(5)(9)	Carlsbad, CA	145	100%
Courtyard Sarasota Bradenton(4)(11)	Sarasota, FL	81	100%
Courtyard Tallahassee North I 10 Capital Circle(4)(11)	Tallahassee, FL	93	100%
DoubleTree Baton Rouge(6)(9)	Baton Rouge, LA	127	100%
Embassy Suites Orlando International Drive Jamaican Court(4)(9)	Orlando, FL	246	100%
Fairfield Inn & Suites Atlanta Vinings(4)(9)	Atlanta, GA	142	100%
Fairfield Inn & Suites Baton Rouge South(6)(9)	Baton Rouge, LA	78	100%
Fairfield Inn & Suites Bellevue(6)(9)	Bellevue, WA	144	100%
Fairfield Inn & Suites Dallas Market Center(4)(9)	Dallas, TX	116	100%
Fairfield Inn & Suites Denver(6)(10)	Denver, CO	160	100%
Fairfield Inn & Suites Spokane(6)(9)	Spokane, WA	84	100%
Hampton Inn & Suites Boynton Beach(4)(11)	Boynton Beach, FL	164	100%
Hampton Inn & Suites El Paso Airport(6)(10)	El Paso, TX	139	100%
Hampton Inn & Suites Nashville Franklin Cool Springs(4)(9)	Franklin, TN	127	100%
Hampton Inn Albany Wolf Road Airport(4)(11)	Albany, NY	153	100%
Hampton Inn Austin North at IH 35 & Highway 183(5)(9)	Austin, TX	121	100%
Hampton Inn Baltimore Glen Burnie(4)(8)(11)	Glen Burnie, MD	116	100%
Hampton Inn Beckley(4)(11)	Beckley, WV	108	100%
Hampton Inn Birmingham Mountain Brook(4)(8)(11)	Birmingham, AL	129	100%
Hampton Inn Boca Raton(4)(11)	Boca Raton, FL	94	100%
Hampton Inn Boca Raton Deerfield Beach(4)(11)	Deerfield Beach, FL	106	100%
Hampton Inn Boston Peabody(4)(9)	Peabody, MA	120	100%
Hampton Inn Champaign Urbana(5)(9)	Urbana, IL	130	100%
Hampton Inn Charleston Airport Coliseum(4)(11)	Charleston, SC	124	100%
Hampton Inn Charlotte Gastonia(4)(11)	Gastonia, NC	107	100%
Hampton Inn Chattanooga Airport I 75(4)(11)	Chattanooga, TN	167	100%
Hampton Inn Chicago Gurnee(4)(11)	Gurnee, IL	134	100%
Hampton Inn Chicago Naperville(5)(11)	Naperville, IL	129	100%
Hampton Inn Cleveland Westlake(4)(11)	Westlake, OH	122	100%
Hampton Inn College Station(5)(11)	College Station, TX	133	100%
Hampton Inn Colorado Springs Central Airforce Academy(4)(11)	Colorado Springs, CO	125	100%
Hampton Inn Columbia I 26 Airport(4)(11)	West Columbia, SC	120	100%
Hampton Inn Columbus Airport(4)(11)	Columbus, GA	118	100%
Hampton Inn Columbus Dublin(4)(11)	Dublin, OH	123	100%
Hampton Inn Dallas Addison(4)(11)	Addison, TX	158	100%
Hampton Inn Detroit Madison Heights South Troy(4)(11)	Madison Heights, MI	123	100%
Hampton Inn Detroit Northville(4)(11)	Northville , MI	124	100%
Hampton Inn East Lansing(5)(9)	East Lansing, MI	86	100%
Red Lion Inn & Suites Fayetteville I 95(4)(9)	Fayetteville, NC	121	100%
Hampton Inn Fort Collins(6)(10)	Ft. Collins, CO	75	100%
Hampton Inn Fort Wayne Southwest(6)(9)	Ft. Wayne, IN	118	100%
Hampton Inn Grand Rapids North(4)(9)	Grand Rapids, MI	84	100%
Hampton Inn Indianapolis Northeast Castleton(5)(11)	Indianapolis, IN	128	100%
Hampton Inn Kansas City Airport(4)(11)	Kansas City, MO	120	100%

Hampton Inn Kansas City Overland Park(4)(11)	Overland Park, KS	133	100%
Hampton Inn Knoxville Airport(5)(11)	Alcoa, TN	118	100%
Hampton Inn Medford(6)(9)	Medford, OR	75	100%
Hampton Inn Memphis Poplar(4)(11)	Memphis, TN	124	100%
Hampton Inn Milford(5)(11)	Milford, CT	148	100%
Hampton Inn Morgantown(4)(11)	Morgantown, WV	107	100%
Hampton Inn Norfolk Naval Base(4)(8)(11)	Norfolk, VA	117	100%
Hampton Inn Orlando International Drive Convention Center(5)(9)	Orlando, FL	170	100%
Hampton Inn Palm Beach Gardens(4)(11)	Palm Beach Gardens, FL	116	100%
Hampton Inn Pickwick Dam at Shiloh Falls(4)(11)	Counce, TN	50	100%
Hampton Inn Scranton at Montage Mountain(4)(11)	Moosic, PA	129	100%
Hampton Inn St Louis Westport(4)(11)	Maryland Heights, MO	122	100%
Hampton Inn State College(4)(11)	State College, PA	119	100%
Hampton Inn West Palm Beach Florida Turnpike(4)(11)	West Palm Beach, FL	110	100%
Hilton Garden Inn Albuquerque North Rio Rancho(5)(9)	Rio Rancho, NM	129	100%
Hilton Garden Inn Austin Round Rock(4)(9)	Round Rock, TX	122	100%
Hilton Garden Inn Fort Collins(6)(10)	Ft. Collins, CO	120	100%
Hilton Garden Inn Louisville East(5)(9)	Louisville, KY	112	100%
Hilton Garden Inn Monterey(6)(9)	Monterey, CA	204	100%
Holiday Inn Express & Suites Kendall East Miami(4)(11)	Miami, FL	66	100%
Homewood Suites Augusta(5)(11)	Augusta, GA	65	100%
Homewood Suites Boston Peabody(4)(9)	Peabody, MA	85	100%
Homewood Suites Chicago Downtown(4)(9)	Chicago, IL	233	100%
Homewood Suites Hartford Windsor Locks(4)(11)	Windsor Locks, CT	132	100%
Homewood Suites Memphis Germantown(4)(11)	Germantown, TN	92	100%
Homewood Suites Orlando International Drive Convention Center(5)(9)	Orlando, FL	252	100%
Homewood Suites Phoenix Biltmore(4)(8)(11)	Phoenix , AZ	124	100%
Homewood Suites San Antonio Northwest(4)(11)	San Antonio, TX	123	100%
Homewood Suites Seattle Downtown(5)(11)	Seattle, WA	161	100%
Hyatt House Atlanta Cobb Galleria(6)(9)	Atlanta, GA	149	100%
Hyatt Place Albuquerque Uptown(4)(9)	Albuquerque, NM	126	100%
Hyatt Place Baltimore Washington Airport(4)(9)	Linthicum Heights, MD	127	100%
Hyatt Place Baton Rouge I 10(4)(9)	Baton Rouge, LA	126	100%
Hyatt Place Birmingham Hoover(4)(9)	Birmingham, AL	126	100%
Hyatt Place Chicago Schaumburg(6)(9)	Schaumburg, IL	127	100%
Hyatt Place Cincinnati Blue Ash(4)(9)	Blue Ash, OH	125	100%
Hyatt Place Columbus Worthington(4)(9)	Columbus, OH	124	100%
Hyatt Place Indianapolis Keystone(4)(9)	Indianapolis, IN	124	100%
Hyatt Place Kansas City Overland Park Metcalf(4)(9)	Overland Park, KS	124	100%
Hyatt Place Las Vegas(4)(9)	Las Vegas, NV	202	100%
Hyatt Place Memphis Wolfchase Galleria(4)(9)	Memphis, TN	125	100%
Hyatt Place Miami Airport West Doral(4)(9)	Miami, FL	124	100%
Hyatt Place Minneapolis Airport South(4)(9)	Bloomington, MN	126	100%
Hyatt Place Nashville Franklin Cool Springs(4)(9)	Franklin, TN	126	100%
Hyatt Place Richmond Innsbrook(4)(9)	Glen Allen, VA	124	100%

Hyatt Place Tampa Airport Westshore(4)(9)	Tampa, FL	124	100%
Residence Inn Boise Downtown(4)(11)	Boise, ID	104	100%
Residence Inn Chattanooga Downtown(4)(11)	Chattanooga, TN	76	100%
Residence Inn Fort Myers(4)(11)	Fort Myers, FL	78	100%
Residence Inn Fort Wayne Southwest(6)(9)	Ft. Wayne, IN	109	100%
Residence Inn Jacksonville Airport(5)(9)	Jacksonville, FL	78	100%
Residence Inn Knoxville Cedar Bluff(4)(11)	Knoxville, TN	78	100%
Residence Inn Lexington South Hamburg Place(4)(9)	Lexington, KY	91	100%
Residence Inn Los Angeles Airport El Segundo(4)(9)	El Segundo, CA	150	100%
Residence Inn Macon(4)(11)	Macon, GA	78	100%
Residence Inn Mobile(4)(8)(11)	Mobile, AL	66	100%
Residence Inn Portland Downtown Lloyd Center(4)(11)	Portland, OR	168	100%
Residence Inn San Diego Rancho Bernardo Scripps Poway(4)(9)	San Diego, CA	95	100%
Residence Inn Sarasota Bradenton(4)(11)	Sarasota, FL	78	100%
Residence Inn Savannah Midtown(4)(11)	Savannah, GA	66	100%
Residence Inn Tallahassee North I 10 Capital Circle(4)(11)	Tallahassee, FL	78	100%
Residence Inn Tampa North I 75 Fletcher(4)(11)	Tampa, FL	78	100%
Residence Inn Tampa Sabal Park Brandon(4)(11)	Tampa, FL	102	100%
Springhill Suites Asheville(5)(11)	Asheville, NC	88	100%
Springhill Suites Austin Round Rock(4)(9)	Round Rock, TX	104	100%
SpringHill Suites Baton Rouge South(6)(9)	Baton Rouge, LA	78	100%
SpringHill Suites Denver(6)(10)	Denver, CO	124	100%
SpringHill Suites Flagstaff(6)(9)	Flagstaff, AZ	112	100%
Springhill Suites Grand Rapids North(4)(9)	Grand Rapids, MI	76	100%
Springhill Suites Houston Hobby Airport(4)(9)	Houston, TX	122	100%
Springhill Suites Lexington Near The University Of Kentucky(4)(9)	Lexington, KY	108	100%
SpringHill Suites San Antonio Medical Center Northwest(4)(9)(8)	San Antonio, TX	112	100%
Springhill Suites San Diego Rancho Bernardo Scripps Poway(4)(9)	San Diego, CA	137	100%
TownePlace Suites Baton Rouge South(6)(9)	Baton Rouge, LA	90	100%
TownePlace Suites Savannah Midtown(5)(11)	Savannah, GA	93	100%
		17,193

(1)	We own the leasehold interest in the property and account for it as an operating lease

(2)	Encumbered by the Baltimore Courtyard & Providence Courtyard Loan (Barceló Portfolio)

(3)	Encumbered by the Additional Grace Mortgage Loan, as part of the Barceló Portfolio

(4)	Encumbered by the Assumed Grace Indebtedness as part of the Grace Portfolio

(5)	Encumbered by the Additional Grace Mortgage Loan as part of the Grace Portfolio

(6)	Encumbered by the SN Term Loan as part of the Summit and Noble Portfolios

(7)	Encumbered by the Hilton Garden Inn Blacksburg Joint Venture Loan

(8)	Subject to a ground lease. Our ground leases generally have a remaining term of at least 10 years (including renewal options).

(9)	Sub-managed by Crestline; management transitioned directly to Crestline effective as of the Initial Closing on March 31, 2017

(10)
Sub-managed by Interstate; management is scheduled to be transitioned directly to Crestline on April 3, 2017 with property management terms similar to those applicable to our other hotels managed by Crestline.

(11)
Sub-managed by a third-party sub-property manager other than Crestline or Interstate; management transitioned directly to the third party sub-property manager effective as of the Initial Closing on March 31, 2017

Debt

In March 2014, we obtained a loan from German American Capital Corporation in the principal amount of $45.5 million at a fixed annual interest rate of 4.30% with a maturity date in April 2019. The loan is secured by mortgages on the Baltimore Courtyard and the Providence Courtyard.

In February 2015, we acquired the Grace Portfolio for a purchase price of $1.8 billion. A portion of the contract purchase price was satisfied through the assumption of existing mortgage and mezzanine indebtedness, which we refer to as the Assumed Grace Indebtedness, secured by 95 of the hotels in the Grace Portfolio (“Equity Inns Portfolio I”) and through additional mortgage financing secured by 20 of the hotels in the Grace Portfolio ("Equity Inns Portfolio II") and one hotel from the Barceló Portfolio (the Stratford Homewood Suites), which we refer to as the Additional Grace Mortgage Loan. The Additional Grace Mortgage Loan was refinanced to reduce and fix the interest rate and extend the maturity in October 2015. In addition, a portion of the contract purchase price of the Grace Portfolio was satisfied by the issuance of the Grace Preferred Equity Interests. Due to the fact that the Grace Preferred Equity Interests are mandatorily redeemable and certain of their other characteristics, the Grace Preferred Equity Interests are treated as debt in accordance with GAAP.

In May 2015, we acquired an additional equity interest in the HGI Blacksburg JV, increasing our percentage ownership to 56.5% from 24.0%. As a result of this transaction, we concluded that we are the primary beneficiary, with the power to direct activities that most significantly impact economic performance of the HGI Blacksburg JV, and therefore consolidated the entity in our consolidated/combined financial statements subsequent to the acquisition. Simultaneous with the acquisition, we obtained a loan from German American Capital Corporation in the principal amount of $10.5 million at a fixed annual interest rate of 4.31% with a maturity date in June 2020. The loan is secured by a mortgage on the Hilton Garden Inn Blacksburg.

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

In 2016, Summit loaned us $27.5 million pursuant to the Summit Loan. Proceeds from the Summit Loan totaling $20.0 million were used to pay a portion of the purchase price of the Third Summit Portfolio and proceeds from the Summit Loan totaling $7.5 million were used as a purchase price deposit on our Pending Acquisition. In January 2017, in connection with our entry into the SPA, we entered into an amendment of the Pending Acquisition and an amendment to the Summit Loan to extend the closing date of the Pending Acquisition and the maturity date of the Summit Loan, and we also entered into a new loan agreement pursuant to which Summit agreed to loan us an additional $3.0 million, which was used as an additional purchase price deposit on our Pending Acquisition.

The following table summarizes certain information regarding our debt obligations as of December 31, 2016:

Use of Proceeds/Collateral	Principal Balance as of December 31, 2016 (In Thousands)	Number of rooms	Debt per Room	Interest Rate	Maturity Date
95 properties in Grace Portfolio - Equity Inn Portfolio I (Senior Loan - Assumed Grace Indebtedness)	$793,647(1)	11,027	$71,973	LIBOR plus 3.31%	1st ext.May 1, 2017; 2nd ext. May 1, 2018; 3rd ext. May 1, 2019
95 properties in Grace Portfolio - Equity Inn Portfolio I (Mezzanine Loan - Assumed Grace Indebtedness)	$101,794(2)	11,027	$9,231	LIBOR plus 4.77%	1st ext.May 1, 2017; 2nd ext. May 1, 2018; 3rd ext. May 1, 2019
95 properties in Grace Portfolio - Equity Inn Portfolio I ( Grace Preferred Equity Interests)	$224,941	11,027	$20,399	(i) Until August 27, 2016 a rate equal to 7.50% per annum, and (ii) thereafter, a rate equal to 8.00% per annum	Reduced principal balance to $173.6 million by February 27, 2018 and repay in full by no later than February 27, 2019
Equity Inn Portfolio II & Homewood Suites Stratford	$232,000	2,690	$86,245	4.96%	October 6, 2020
20 properties in Grace Portfolio - Equity Inn Portfolio II ( Grace Preferred Equity Interests)	$65,247	2,555	$25,537	(i) Until August 27, 2016 a rate equal to 7.50% per annum, and (ii) thereafter, a rate equal to 8.00% per annum	Reduced principal balance to $49.9 million by February 27, 2018 and repay in full by no later than February 27, 2019
Summit, Noble -20 Properties (SN Term Loan)	$235,484	2,427	$97,027	Base rate plus a spread of between 3.25% and 3.75% for Eurodollar rate Loans and between 2.25% and 2.75% for base rate Loans	August 31, 2018; 1st ext. August 31, 2019; 2nd ext. August 31, 2020
Summit III - Seller Financing (Summit Loan) (3)	$23,405	707	$33,105
13.0% per annum from the date of the loan to the initial maturity date, 14.0% per annum from the initial maturity date to the 1st ext. maturity date, 15.0% per annum from the 1st ext. maturity date to the 2nd ext. maturity date
					February 11, 2017; 1st ext. February 11, 2018; 2nd ext. February 11, 2019
Baltimore Courtyard & Providence Courtyard	$45,500	424	$107,311	4.30%	April 6, 2019
Hilton Garden Inn Blacksburg	$10,500	137	$76,642	4.31%	June 6, 2020

(1)	Represents fair value of debt assumed at December 31, 2016. As of December 31, 2016, the outstanding principal balance is $793,592 (in thousands).

(2)	Represents fair value of debt assumed at December 31, 2016. As of December 31, 2016, the outstanding principal balance is $101,837 (in thousands).

(3)	As described above, we amended the Summit Loan in connection with our entry into the SPA.
Item 3. Legal Proceedings.
We are not a party to any material pending legal or regulatory proceedings.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our shares of common stock are not traded on a national securities exchange. There currently is no established trading market for our shares and there may never be one. Even if a stockholder is able to find a buyer for his or her shares, the stockholder may not sell his or her shares unless the buyer meets applicable suitability and minimum purchase standards and the sale does not violate state securities laws. In connection with the Initial Closing, our board of directors decreased the aggregate share ownership limit under our charter, such that our charter now also prohibits the ownership of more than 4.9% in value of the aggregate of the outstanding shares of our stock or more than 4.9% (in value or in number of shares, whichever is more restrictive) of any class or series of shares of our stock by a single investor, unless exempted by our board of directors, which may inhibit large investors from purchasing shares from stockholders. Prior to this action by our board of directors, our charter prohibited the ownership of more than 9.8% in value of the aggregate of the outstanding shares of our stock or more than 9.8% (in value or in number of shares, whichever is more restrictive) of any class or series of shares of our stock by a single investor, unless exempted by our board of directors. At the Initial Closing, as contemplated by and pursuant to the SPA, the Company and the Brookfield Investor entered into an Ownership Limit Waiver Agreement (the “Ownership Limit Waiver Agreement”), pursuant to which the Company: (i) granted the Brookfield Investor and its affiliates a waiver of the Aggregate Share Ownership Limit (as defined in the Charter); and (ii) permitted the Brookfield Investor and its affiliates to own up to 49.9% in value of the aggregate of the outstanding shares of the Company’s stock or up to 49.9% (in value or in number of shares, whichever is more restrictive) of any class or series of shares of the Company stock, subject to the terms and conditions set forth in the Ownership Limit Waiver Agreement.
On July 1, 2016, our board of directors approved an Estimated Per-Share NAV of $21.48 based on an estimated fair value of our assets less the estimated fair value of our liabilities, divided by 36,636,016 shares of our common stock outstanding on a fully diluted basis as of March 31, 2016, which was published on the same date. This was the first time that our board of directors determined an Estimated Per-Share NAV. We anticipate that we will publish an updated Estimated Per-Share NAV no less frequently than once each calendar year.
Holders
As of December 31, 2016, we had 38,493,430 shares of common stock outstanding held by a total of 19,476 stockholders.
Distributions
We elected and qualified to be taxed as a REIT under Sections 856 through 860 of the Code commencing with the tax year ended December 31, 2014. As a REIT, we are required to distribute at least 90% of our REIT taxable income, determined without regard for the deduction for dividends paid and excluding net capital gains, to our stockholders annually. The amount of distributions payable to our stockholders is determined by our board of directors and is dependent on a number of factors, including funds available for distribution, financial condition, capital expenditure requirements, as applicable and annual distribution requirements needed to maintain our status as a REIT under the Code. We may be subject to certain state and local taxes on our income and property, and federal income and excise taxes on our undistributed income. Each hotel is leased to a taxable REIT subsidiary which is owned by the OP. A taxable REIT subsidiary is subject to federal, state and local income taxes.
On February 3, 2014, our board of directors declared distributions payable to stockholders of record each day during the applicable month at a rate equal to $0.0046575343 per day (or $0.0046448087 if a 366-day year), or $1.70 per annum, per share of common stock. The first distribution was paid in May 2014 to holders of record in April 2014.
We funded all of our cash distributions from inception in July 2013 through the suspension of cash distributions in March 2016 using proceeds from our IPO or our DRIP. Our IPO was suspended on November 15, 2015. The IPO terminated on January 7, 2017, the third anniversary of its commencement, in accordance with its terms.
In March 2016, our board of directors changed the distribution policy, such that distributions paid with respect to April 2016 were paid in shares of common stock instead of cash to all stockholders, and not at the election of each stockholder. Accordingly, we paid a cash distribution to stockholders of record each day during the quarter ended March 31, 2016, but distributions for subsequent periods have been paid in shares of common stock. Distributions for the quarter ended June 30, 2016 were paid in common stock in an amount equivalent to $1.70 per annum, divided by $23.75.

On July 1, 2016, in connection with its determination of Estimated Per-Share NAV, our board of directors revised the amount of the distribution to $1.46064 per share per annum, equivalent to a 6.80% annual rate based on the Estimated Per-Share NAV, automatically adjusting if and when we publish an updated Estimated Per-Share NAV. Distributions for the period from July 1, 2016 to December 31, 2016 were paid in shares of common stock in an amount equal to 0.000185792 per share per day, or $1.46064 per annum, divided by $21.48. We anticipate that we will publish an updated Estimated Per-Share NAV no less frequently than once each calendar year.
On January 13, 2017, in connection with our entry into the SPA, we suspended paying distributions to our stockholders entirely and suspended our DRIP.
Following the Initial Closing, pursuant to the terms of the Redeemable Preferred Share, prior approval of at least one of the Redeemable Preferred Directors is required before we can declare or pay any distributions or dividends to our common stockholders, except for cash distributions equal to or less than $0.525 per annum per share, and, pursuant to the limited partnership agreement of the OP, prior approval of the majority of the then outstanding Class C Units is required before we can declare or pay any distributions or dividends with respect to OP Units (each of which correspond to one share of our common stock), except for cash distributions equal to or less than $0.525 per annum per OP Units. There can be no assurance that we will resume paying distributions in cash or shares of common stock or be able to pay distributions in cash in the future. Our ability to make future cash distributions will depend on our future cash flows and may be dependent on our ability to obtain additional liquidity, which may not be available on favorable terms, or at all.
Following the Initial Closing, commencing on March 31, 2017, holders of Class C Units are entitled to receive, with respect to each Class C Unit, fixed, quarterly cumulative cash distributions at a rate of 7.50% per annum from legally available funds. If we fail to pay these cash distributions when due, the per annum rate will increase to 10% until all accrued and unpaid distributions required to be paid in cash are reduced to zero.
Holders of Class C Units are also entitled to receive, with respect to each Class C Unit, a fixed, quarterly, cumulative distribution payable in Class C Units at a rate of 5% per annum. Upon our failure to redeem the Brookfield Investor when required to do so pursuant to the limited partnership agreement of the OP, the 5% per annum PIK Distribution rate will increase to a per annum rate of 7.50%, and would further increase by 1.25% per annum for the next four quarterly periods thereafter, up to a maximum per annum rate of 12.5%.
The number of Class C Units delivered in respect of the PIK Distributions on any distribution payment date will be equal to the number obtained by dividing the amount of PIK Distribution by the conversion price applicable with respect to the Class C Units. The initial conversion price is $14.75, subject to anti-dilution and other adjustments upon the occurrence of certain events and transactions.

Following the Initial Closing, the holders of Class C Units are also entitled to tax distributions under the certain limited circumstances described in the limited partnership agreement of the OP.
Share-based Compensation
We have an employee and director incentive restricted share plan (the “RSP”), which provides us with the ability to grant awards of restricted shares of our common stock ("restricted shares") and, following a special compensation committee of our board of directors approving the amendment and restatement of the RSP in connection with the Initial Closing, restricted stock units in respect of shares of our common stock ("RSUs"), to our directors, officers and employees; and directors and employees of entities that provide services to us. The total number of shares of common stock granted under the RSP may not exceed 5% of our authorized shares of common stock at any time and in any event may not exceed 4,000,000 shares (as such number may be adjusted for stock splits, stock dividends, combinations and similar events).
Restricted share awards entitle the recipient to receive shares of common stock from us under terms that provide for vesting over a specified period of time or upon attainment of pre-established performance objectives. Such awards would typically be forfeited with respect to the unvested shares upon the termination of the recipient’s employment or other relationship with us. Restricted shares may not, in general, be sold or otherwise transferred until restrictions are removed and the shares have vested. Holders of restricted shares may receive cash or stock distributions when and if paid prior to the time that the restrictions on the restricted shares have lapsed. Any distributions payable in shares of common stock shall be subject to the same restrictions as the underlying restricted shares. The fair value of the restricted shares will be expensed over the vesting period of five years.
RSUs represent a contingent right to receive shares of our common stock (or an amount of cash having an equivalent fair market value) at a future settlement date, subject to satisfaction of applicable vesting conditions and/or other restrictions, as set forth in the RSP and an award agreement evidencing the grant of RSUs.
Prior to the amendment and restatement of the RSP in connection with the Initial Closing, the RSP also provides for the automatic grant of 1,333 restricted shares of common stock to each of the independent directors, without any further action by our board of directors or the stockholders, on the date of initial election to our board of directors and on the date of each annual stockholders meeting. Restricted stock issued to independent directors vests over a five-year period following the first anniversary of the date of grant in increments of 20% per annum.

As of December 31, 2016, we had granted 14,852 restricted shares under the RSP. The following table sets forth information regarding securities authorized for issuance under our RSP as of December 31, 2016:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)
	(a)	(b)	(c)
Equity Compensation Plans approved by security holders	—	—	3,985,148
Equity Compensation Plans not approved by security holders	—	—	—
Total	—	—	3,985,148

Unregistered Sales of Equity Securities and Use of Proceeds.
We did not sell any equity securities that were not registered under the Securities Act during the year ended December 31, 2016, except with respect to which information has been included in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K. On January 7, 2014, we commenced our IPO on a "reasonable best efforts" basis of up to 80,000,000 shares of common stock at a price of $25.00 per share, subject to certain volume and other discounts, pursuant to the registration Statement on Form S-11 (File No. 333-190698), filed with the SEC (the "Registration Statement"). The Registration Statement also covered up to 21,052,631 shares of common stock available pursuant to the DRIP under which our common stockholders could elect to have their cash distributions reinvested in additional shares of our common stock.
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

On January 7, 2017, the third anniversary of the commencement of our IPO, it terminated in accordance with its terms.
As of December 31, 2016, we had approximately 38.5 million shares of common stock outstanding and had received total gross proceeds of approximately $913.0 million from the IPO and shares issued under the DRIP, net of repurchases. The shares outstanding include shares of common stock issued as stock distributions through December 31, 2016, as a result of our change in distribution policy adopted by our board of directors in March 2016, pursuant to which we began, commencing with distributions payable with respect to April 2016, to pay distributions to our stockholders in shares of common stock instead of cash to all stockholders, and not at the election of each stockholder. Shares are only issued pursuant to our DRIP in connection with distributions paid in cash, and no additional shares of common stock were issued under the DRIP following this change in distribution policy. In January 2017, in connection with our entry into the SPA, our board of directors suspended the DRIP. We will not issue any additional shares of common stock under the DRIP unless and until this suspension is lifted and we recommence paying distributions in cash.
The following table reflects the cumulative offering costs associated with the issuance of common stock:

For the Period from July 25, 2013 (date of inception) to
(In thousands)	December 31, 2016
Selling commissions and dealer manager fees	$85,249
Other offering costs	23,559
Total offering costs	$108,808

The Former Dealer Manager was able to reallow the selling commissions and a portion of the dealer manager fees to participating broker-dealers. The following table details the selling commissions incurred and reallowed related to the sale of shares of common stock:

For the Period from July 25, 2013 (date of inception) to
(In thousands)	December 31, 2016
Total commissions paid to the Former Dealer Manager	$85,249
Less:
Commissions to participating brokers	58,710
Reallowance to participating broker dealers	10,047
Net to the Former Dealer Manager	$16,492
As of December 31, 2016, we have incurred $108.8 million of cumulative offering costs in connection with the issuance and distribution of our registered securities. Cumulative offering proceeds from the sale of common stock exceeded cumulative offering costs by $801.9 million at December 31, 2016.
As of December 31, 2016, cumulative offering costs included $85.2 million of selling commissions and dealer manager fees and $19.6 million of offering cost reimbursements incurred from the Advisor and Former Dealer Manager. Under the Advisory Agreement, which terminated at the Initial Closing, we were obligated to reimburse the Advisor or its affiliates, as applicable, for organization and offering costs paid by them on our behalf, provided that the Advisor is obligated to reimburse us to the extent organization and offering costs (excluding selling commissions and the dealer manager fee) incurred by us in our IPO exceed 2.0% of gross offering proceeds in the IPO. See Note 17 - Subsequent Events to our accompanying consolidated/combined financial statements included in this Annual Report on Form 10-K for additional information regarding our agreement, pursuant to the Framework Agreement, to waive the Advisor's obligation to reimburse organization and offering expenses incurred but not yet reimbursed.
Through December 31, 2016, we have received $885.5 million in gross proceeds from the IPO excluding the DRIP, which we have used as follows: (i) $85.2 million to pay selling commissions and dealer manager fees to our Former Dealer Manager; (ii) $19.6 million to reimburse the Advisor for Offering expenses; (iii) $54.5 million to pay acquisition fees, acquisition cost reimbursements, and financing coordination fees to the Advisor; (iv) $29.4 million to pay cash distributions to our stockholders; (v) $221.7 million to fund part of the purchase price of the Grace Portfolio, $53.2 million to fund part of the purchase price of the First Summit Portfolio, and $39.3 million to fund part of the purchase price of the First Noble and Second Noble Portfolios, and $18.5 million to fund part of the purchase price of the Third Summit Portfolio; (vi) $219.7 million in repayments of debt and redemptions of Grace Preferred Equity Interests; (vii) $41.1 million in deposit write-offs related to terminated acquisitions; (viii) $95.4 million to fund capital expenditures; and (ix) $6.2 million to pay advisory and other service fees to the Former Dealer Manager and one of its affiliates, RCS Advisory and (x) $1.7 million to repurchase shares of our common stock pursuant to the SRP.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Our common stock is currently not listed on a national securities exchange. There is no regular established trading market for shares of our common stock and there can be no assurance one will develop. We currently have no plans to list shares of our common stock on a national securities exchange. In order to provide stockholders with interim liquidity, our board of directors adopted our SRP that enabled our stockholders to sell their shares back to us after having held them for at least one year, subject to significant conditions and limitations, including that our board of directors had the right to reject any request for repurchase, in its sole discretion, and could amend, suspend or terminate our SRP upon 30 days' notice. In connection with our entry into the SPA, our board of directors suspended our SRP effective as of January 23, 2017. In connection with the Initial Closing, our board of directors terminated the SRP as of April 30, 2017. We did not make any repurchases of our common stock pursuant to our SRP or otherwise during the year ended December 31, 2016 (except for the repurchases of 28,264 shares for $0.6 million at an average repurchase price per share of $23.44 with respect to repurchase requests received during the year ended December 31, 2015 that were completed in January 2016) and have not, and will not, make any repurchase of our common stock during the period between January 1, 2017 and the effectiveness of the termination of the SRP.

Item 6. Selected Financial Data.
The following selected financial data as of December 31, 2016, 2015, 2014, 2013, and 2012 should be read in conjunction with the accompanying consolidated/combined financial statements of Hospitality Investors Trust, Inc. and the notes thereto and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" below. The hospitality assets and operations owned by Barceló Crestline Corporation and its consolidated subsidiaries, or the Barceló Portfolio (in such capacity, the "Predecessor") are included for the period from January 1 2014 to March 20, 2014.

Balance sheet data (In thousands)	December 31, 2016	December 31, 2015	December 31, 2014
Total real estate investments, at cost	$2,391,407	$2,211,347	98,545
Total assets	2,353,411	2,347,839	333,374
Mortgage notes payable, net	1,410,925	1,341,033	45,500
Total liabilities	1,793,968	1,706,630	131,579
Total equity	559,443	641,209	201,795

	Successor			Predecessor
	Year Ended December 31, 2016	Year Ended December 31, 2015	For the Period from March 21 to December 31, 2014	For the Period from January 1 to March 20, 2014	Year Ended December 31, 2013
Operating data (In thousands)
Total revenues	$599,592	$446,184	$34,871	$8,245	$39,797

Operating expenses:
Rooms	139,169	99,543	5,411	1,405	6,340
Food and beverage	15,986	12,774	3,785	1,042	4,461
Management fees	42,560	22,107	1,498	289	1,471
Other property-level operating costs	230,546	171,488	13,049	3,490	15,590
Depreciation and amortization	101,007	68,500	2,796	994	5,105
Impairment of long-lived assets	2,399	—	—	—	—
Gain on disposal of assets	—	—	—	—	74
Rent	6,714	6,249	3,879	933	4,321
Total operating expenses	538,381	380,661	30,418	8,153	37,362
Income from operations	61,211	65,523	4,453	92	2,435
Interest expense	(92,264)	(80,667)	(5,958)	(531)	(2,265)
Acquisition and transaction related costs	(25,270)	(64,513)	(10,884)	—	—
Other income (expense)	1,169	(491)	103	—	—
Equity in earnings (losses) of unconsolidated entities	399	238	352	(166)	(65)
General and administrative	(15,806)	(11,621)	(2,316)	—	—
Total other expenses, net	(131,772)	(157,054)	(18,703)	(697)	(2,330)
Net income (loss) attributable to Hospitality Investors Trust, Inc.	$(72,247)	$(94,826)	$(14,841)	$(605)	$105
Other data:
Cash flows provided by (used in) operations	$67,846	$6,507	$(9,650)	$(556)	$5,818
Cash flows used in investing activities	$(111,866)	$(772,046)	$(122,082)	$(551)	$(2,273)
Cash flows provided by (used in) financing activities	$39,978	$680,507	$263,593	$(937)	$(677)

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
Overview
We were incorporated on July 25, 2013 as a Maryland corporation and qualified as a REIT beginning with the taxable year ended December 31, 2014. We were formed primarily to acquire lodging properties in the midscale limited service, extended stay, select service, upscale select service, and upper upscale full service segments within the hospitality sector. As of December 31, 2016, we had acquired or had an interest in a total of 141 hotels with a total of 17,193 guestrooms located in 32 states. As of December 31, 2016, all but one of our hotels operated under a franchise or license agreement with a national brand owned by one of Hilton Worldwide, Inc., Marriott International, Inc., Hyatt Hotels Corporation, Intercontinental Hotels Group and Red Lion Hotels Corporation or one of their respective subsidiaries or affiliates.
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

On March 28, 2016, we announced that, because we required funds in addition to our operating cash flow and cash on hand to meet our capital requirements, beginning with distributions payable with respect to April 2016, we would pay distributions to our stockholders in shares of common stock instead of cash.

On July 1, 2016, our board of directors approved an estimated net asset value per share of common stock (“Estimated Per-Share NAV”) equal to $21.48 based on an estimated fair value of our assets less the estimated fair value of our liabilities, divided by 36,636,016 shares of our common stock outstanding on a fully diluted basis as of March 31, 2016, which was published on the same date. This was the first time that our board of directors determined an Estimated Per-Share NAV. We anticipate that we will publish an updated Estimated Per-Share NAV on at least an annual basis.

On January 7, 2017, the third anniversary of the commencement of our IPO, it terminated in accordance with its terms.
On January 12, 2017, we along with our operating partnership, Hospitality Investors Trust Operating Partnership, L.P. (then known as American Realty Capital Hospitality Operating Partnership, L.P. the “OP”), entered into (i) a Securities Purchase, Voting and Standstill Agreement (the “SPA”) with Brookfield Strategic Real Estate Partners II Hospitality REIT II LLC (the “Brookfield Investor”), as well as related guarantee agreements with certain affiliates of the Brookfield Investor, and (ii) a Framework Agreement (the “Framework Agreement”) with our advisor, American Realty Capital Hospitality Advisors, LLC (the “Advisor”), our property managers, American Realty Capital Hospitality Properties, LLC and American Realty Capital Hospitality Grace Portfolio, LLC (together, the “Property Manager”), Crestline Hotels & Resorts, LLC (“Crestline”), an affiliate of the Advisor and the Property Manager, American Realty Capital Hospitality Special Limited Partnership, LLC (the “Special Limited Partner”), another affiliate of the Advisor and the Property Manager, and, for certain limited purposes, the Brookfield Investor.
In connection with our entry into the SPA, we suspended paying distributions to stockholders entirely and suspended our DRIP. Currently, under the Brookfield Approval Rights (as defined below), prior approval is required before we can declare or pay any distributions or dividends to our common stockholders, except for cash distributions equal to or less than $0.525 per annum per share.
On March 31, 2017, the initial closing under the SPA (the “Initial Closing”) occurred and various transactions and agreements contemplated by the SPA were consummated and executed, including but not limited to:

•
the sale by us and purchase by the Brookfield Investor of one share of a new series of preferred stock designated as the Redeemable Preferred Share, par value $0.01 per share (the “Redeemable Preferred Share”), for a nominal purchase price; and

•	the sale by us and purchase by the Brookfield Investor of 9,152,542.37 Class C Units, for a purchase price of $14.75 per Class C Unit, or $135.0 million in the aggregate.

Subject to the terms and conditions of the SPA, we also have the right to sell, and the Brookfield Investor has agreed to purchase, additional Class C Units in an aggregate amount of up to $265.0 million at subsequent closings (each, a "Subsequent Closing") that may occur through February 2019. The Subsequent Closings are subject to conditions, and there can be no assurance they will be completed on their current terms, or at all.
Substantially all of our business is conducted through the OP. Prior to the Initial Closing, we were the sole general partner and held substantially all of the units of limited partner interest in the OP entitled “OP Units” ("OP Units"). Following the Initial Closing, the Brookfield Investor holds all the issued and outstanding Class C Units, representing $135.0 million in liquidation preference with respect to the OP that ranks senior in payment of distributions and in the distribution of assets to the OP Units held by us that correspond to shares of our common stock, BSREP II Hospitality II Special GP, OP LLC (the “Special General Partner”), is the special general partner of the OP, with certain non-economic rights that apply if we are unable to redeem the Class C Units when required to do so, as described below. Class C Units are convertible into OP Units based on an initial conversion price of $14.75, subject to anti-dilution and other adjustments upon the occurrence of certain events and transactions. OP Units, in turn, are generally redeemable for shares of our common stock on a one-for-one-basis or the cash value of a corresponding number of shares, at our election, in accordance with the terms of the limited partnership agreement of the OP. Holders of Class C Units are also entitled to receive, with respect to each Class C Unit, fixed, quarterly, cumulative cash distributions at a rate of 7.50% per annum from legally available funds. If we fail to pay these cash distributions when due, the per annum rate will increase to 10% until all accrued and unpaid distributions required to be paid in cash are reduced to zero. Holders of Class C Units are also entitled to receive, with respect to each Class C Unit, a fixed, quarterly, cumulative distribution payable in Class C Units at a rate of 5% per annum ("PIK Distributions"). Upon our failure to redeem the Brookfield Investor when required to do so pursuant to the limited partnership agreement of the OP, the 5% per annum PIK Distribution rate would increase to a per annum rate of 7.50%, and would further increase by 1.25% per annum for the next four quarterly periods thereafter, up to a maximum per annum rate of 12.50%.
Without obtaining the prior approval of the majority of the then outstanding Class C Units, the OP is restricted from taking certain actions including equity issuances, debt incurrences, payment of dividends or other distributions, redemptions or repurchases of securities, property acquisitions and property sales and dispositions. In addition, pursuant to the terms of the Redeemable Preferred Share, in addition to the other governance and board rights, the Brookfield Investor has elected and has a continuing right to elect two directors (each, a "Redeemable Preferred Director") to our board of directors, and we are similarly restricted from taking those actions without the prior approval of at least one of the Redeemable Preferred Directors. Prior approval of at least one of the Redeemable Preferred Directors is also required to approve the annual business plan (including the annual operating and capital budget) required under the terms of the Redeemable Preferred Share (the “Annual Business Plan”), hiring and compensation decisions related to certain key personnel (including our executive officers) and various matters related to the structure and composition of our board of directors. These restrictions (collectively referred to herein as the “Brookfield Approval Rights”) are subject to certain exceptions and conditions, including that, after March 31, 2022, no prior approval will be required for equity issuances, debt incurrences and property sales if the proceeds therefrom are used to redeem the then outstanding Class C Units in full. Subject to certain limitations, the Brookfield Approval Rights are subject to temporary and permanent suspension in connection with any failure by the Brookfield Investor to purchase Class C Units at any Subsequent Closing as required pursuant to the SPA. In addition, the Brookfield Approval Rights will no longer apply if the liquidation preference applicable to all Class C Units held by the Brookfield Investor and its affiliates is reduced to $100.0 million or less due to the exercise by holders of Class C Units of their redemption rights under the limited partnership agreement of the OP.
Prior to March 31, 2022, if we consummate a liquidation, sale of all or substantially all of the assets, dissolution or winding-up, whether voluntary or involuntary, sale, merger, reorganization, reclassification or recapitalization or other similar event (a “Fundamental Sale Transaction”), we are required to redeem the Class C Units for cash at a premium based on how long the Class C Units have been outstanding. Following March 31, 2022, the holders of Class Units may require us to redeem any or all Class C Units for an amount in cash equal to the liquidation preference. We will also be required, at the option of the holders thereof, to redeem Class C Units for the same premium applicable in a Fundamental Sale Transaction, upon the occurrence of certain events related to our failure to qualify as a REIT, the occurrence of a material breach by us of certain provisions of the limited partnership agreement of the OP or, for an amount equal to the liquidation preference, the rendering of a judgment enjoining or otherwise preventing the exercise of certain rights under the limited partnership agreement of the OP. If we are unable to redeem any Class C Units when required to do so, the Brookfield Investor will be able to elect a majority of our board of directors and may cause us, through the exercise of the rights of the Special General Partner, to commence selling our assets until the Class C Units have been fully redeemed.
At any time and from time to time on or after March 31, 2022, we have the right to elect to redeem all or any part of the issued and outstanding Class C Units for an amount in cash equal to the liquidation preference. In addition, if we list our common stock on a national securities exchange prior to that date, we will have certain rights to redeem all but $0.10 of the liquidation preference of each issued and outstanding Class C Unit for cash subject to payment of a make whole premium and certain rights of the Class C Unit holders to convert their retained liquidation preference into OP Units prior to March 31, 2024.
See Note 17 - Subsequent Events to our accompanying consolidated/combined financial statements included in this Annual Report on Form 10-K for additional information regarding the terms of the SPA and the transactions and agreements contemplated thereby that were consummated and executed at the Initial Closing, including the rights, privileges and preferences of the Class C Units.
Also at the Initial Closing, as contemplated by the SPA and the Framework Agreement, we changed our name from American Realty Capital Hospitality Trust, Inc. to Hospitality Investors Trust, Inc. and the name of the OP from American Realty Capital Hospitality Operating Partnership, L.P. to Hospitality Investors Trust Operating Partnership, L.P. and completed various other actions required to effect our transition from external management to self-management.

Prior to the Initial Closing, we had no employees, and we depended on the Advisor to manage certain aspects of our affairs on a day-to-day basis pursuant to our advisory agreement with the Advisor ( the "Advisory Agreement"). In addition, the Property Manager served as our property manager and had retained Crestline to provide services, including locating investments, negotiating financing and operating certain hotel assets in our portfolio. The Advisor, the Property Manager and Crestline are under common control with AR Capital, LLC ("AR Capital"), the parent of our sponsor, and AR Global Investments, LLC ("AR Global"), the successor to certain of AR Capital's businesses.
At the Initial Closing, the Advisory Agreement was terminated and certain employees of the Advisor or its affiliates (including Crestline) who had been involved in the management of our day-to-day operations, including all of our executive officers, became our employees. We also terminated all of our other agreements with affiliates of the Advisor except for our hotel-level property management agreements with Crestline and entered into a transition services agreement with each of the Advisor and Crestline, pursuant to which we will receive their assistance in connection with investor relations/shareholder services and support services for pending transactions in the case of the Advisor and accounting and tax related services in the case of Crestline until June 29, 2017 except as set forth below. The transition services agreement with Crestline for accounting and tax related services will automatically renew for successive 90-day periods unless either party elects to terminate. The transition services agreement with the Advisor with respect to the support services for pending transactions expires on April 30, 2017 unless extended for an additional 30 days by written notice delivered prior to the expiration date.

Prior to the Initial Closing, we, directly or indirectly through our taxable REIT subsidiaries, had entered into agreements with the Property Manager, which, in turn, had engaged Crestline or a third-party sub-property manager to manage our hotel properties. These agreements were intended to be coterminous, meaning that the term of our agreement with the Property Manager was the same as the term of the Property Manager’s agreement with the applicable sub-property manager for the applicable hotel properties, with certain exceptions. Following the Initial Closing, we no longer have any agreements with the Property Manager and instead contract directly or indirectly, through our taxable REIT subsidiaries, with Crestline and the third-party property management companies that previously served as sub-property managers to manage our hotel properties.

Crestline is a leading hospitality management company in the United States and, as of December 31, 2016, had 105 hotels and 15,552 rooms under management in 28 states and the District of Columbia. As of December 31, 2016, 71 of our hotels and 9,436 rooms were managed by Crestline, and 70 of our hotels and 7,757 rooms were managed by third-party property managers.

As of December 31, 2016, we had approximately 38.5 million shares of common stock outstanding and had received total proceeds of approximately $913.0 million from the IPO and shares issued under the DRIP, net of repurchases. The shares outstanding include shares of common stock issued as stock distributions as a result of our change in distribution policy adopted by our board of directors in March 2016. Shares are only issued pursuant to the DRIP in connection with distributions paid in cash. In connection with our entry into the SPA, our board of directors suspended the payment of distributions to our stockholders in shares of common stock and suspended our DRIP. We will not issue any additional shares of common stock under the DRIP or recommence paying distributions in cash or in shares of our common stock unless and until our board of directors lifts these suspensions and subject to the Brookfield Approval Rights.

See Note - 17 Subsequent Events to our accompanying consolidated/combined financial statements included in this Annual Report on Form 10-K for additional information regarding changes to our relationship with AR Capital, AR Global, the Advisor, the Property Manager and their affiliates, and our transition to self-management.
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
The Predecessor represents hospitality assets and operations owned by Barceló Crestline Corporation and its consolidated subsidiaries ("BCC"), which historically have been maintained in various legal entities. Historically, financial statements have not been prepared for the Predecessor as a discrete stand-alone entity. The accompanying consolidated financial statements for the Predecessor as of December 31, 2014, for the period from January 1 to March 20, 2014 and for the year ended December 31, 2014 have been derived from the historical accounting records of BCC and reflect the assets, liabilities, equity, revenue and expenses directly attributable to the Predecessor, as well as allocations deemed reasonable by management, to present the combined financial position, results of operations, changes in equity, and cash flows of the Predecessor on a stand-alone basis.
Use of Estimates
The preparation of the accompanying consolidated/combined financial statements in conformity with U.S. Generally Accepted Accounting Principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management makes significant estimates regarding purchase price allocations to record investments in real estate, the useful lives of real estate and real estate taxes, as applicable.
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
We are required to make subjective assessments as to the useful lives of our assets for purposes of determining the amount of depreciation to record on an annual basis with respect to our investments in real estate. These assessments have a direct impact our net income because if we were to shorten the expected useful lives of our investments in real estate, we would depreciate these investments over fewer years, resulting in more depreciation expense and lower net income on an annual basis.
Below-Market Lease
The below-market lease intangible is based on the difference between the market rent and the contractual rent and is discounted to a present value using an interest rate reflecting our current assessment of the risk associated with the leases assumed at acquisition. Acquired lease intangible assets are amortized over the remaining lease term. The amortization of a below-market lease is recorded as an increase to rent expense on the Consolidated/Combined Statements of Operations and Comprehensive Income (Loss).
Impairment of Long Lived Assets and Investments in Unconsolidated Entities
When circumstances indicate the carrying value of a property may not be recoverable, we review the asset for impairment. This review is based on an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property’s use and eventual disposition. The estimates consider factors such as expected future operating income, market and other applicable trends and residual value, as well as the effects of demand, competition and other factors. If impairment exists, due to the inability to recover the carrying value of a property, an impairment loss will be recorded to the extent that the carrying value exceeds the estimated fair value of the property. An impairment loss results in an immediate negative adjustment reflected in net income. An impairment loss of $2.4 million was recorded on one hotel during the quarter ended June 30, 2016 (See Note 14 - Impairments to our accompanying consolidated/combined financial statements included in this Annual Report on Form 10-K). We have not recorded an impairment in any other period.
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

If all the criteria are met, a long-lived asset held for sale is measured at the lower of its carrying amount or fair value less cost to sell, and we will cease recording depreciation. We had one hotel that qualified to be treated as an asset held for sale as of September 30, 2016, which was subsequently sold on October 14, 2016 (See Note 15 - Sale of Hotel to our accompanying consolidated/combined financial statements included in this Annual Report on Form 10-K). We had no assets that qualified to be treated as an asset held for sale as of December 31, 2016.
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
In April 2015, the Financial Accounting Standards Board (“FASB”) issued ASU 2015-03 Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”), which was designed to simplify the presentation of debt issuance costs. The amendments in ASU 2015-03 require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Prior to application of this new guidance, we presented debt issuance costs as an asset on the Consolidated Balance Sheets. The recognition and measurement guidance for debt issuance costs were not affected by the amendments in ASU 2015-03. We adopted this ASU as of January 1, 2016, on a retrospective basis. The impact to the Consolidated Balance Sheets as of December 31, 2015, was to reduce total assets by approximately $18.8 million, of which $16.0 million was mortgage notes payable, and $2.8 million was the Grace Preferred Equity Interests.
Variable Interest Entities
Accounting Standards Codification ("ASC") 810 contains the guidance surrounding the definition of variable interest entities ("VIE"), the definition of variable interests and the consolidation rules surrounding VIEs. In general, VIEs are entities in which equity investors lack the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. We have variable interests in VIEs through our investments in entities which own the Westin Virginia Beach Town Center (the "Westin Virginia Beach") and the Hilton Garden Inn Blacksburg.
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
In February 2015, the FASB issued Accounting Standards Update 2015-02 (“ASU 2015-02”), which amended ASC 810. The amendment modifies the evaluation of whether certain legal entities are VIEs, eliminates the presumption that a general partner should consolidate a limited partnership, and affects the consolidation analysis of reporting entities that are involved with VIEs. The revised guidance was effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. We adopted this guidance effective January 1, 2016. We have evaluated the impact of the adoption of the new guidance on its consolidated/combined financial statements and we have determined that the OP is considered a VIE. However, we meet the disclosure exemption criteria as we are the primary beneficiary of the VIE and our partnership interest is considered a majority voting interest. As such, the new guidance did not have an impact on our consolidated/combined financial statements.
We hold an interest in BSE/AH Blacksburg Hotel, LLC (the "HGI Blacksburg JV"), an entity that owns the assets of the Hilton Garden Inn Blacksburg, and an interest in TCA Block 7 Hotel, LLC (the "Westin Virginia Beach JV"), an entity that owns the assets of the Westin Virginia Beach.
During the quarter ended June 30, 2015, upon the acquisition of an additional equity interest in the HGI Blacksburg JV, we concluded that we were the primary beneficiary, with the power to direct activities that most significantly impact its economic performance, and therefore consolidated the entity in our consolidated/combined financial statements subsequent to the acquisition (See Note 3 - Business Combinations to our accompanying consolidated/combined financial statements included in this Annual Report on Form 10-K). We have concluded we are not the primary beneficiary with the power to direct activities that most significantly impact economic performance of the Westin Virginia Beach JV, and have therefore not consolidated the entity. We have accounted for the Westin Virginia Beach JV under the equity method of accounting and included it in investments in unconsolidated entities in the accompanying Consolidated Balance Sheets.
Revenue Recognition
We recognize hotel revenue as earned, which is generally defined as the date upon which a guest occupies a room or utilizes the hotel services.
Income Taxes
We elected and qualified to be taxed as a REIT under Sections 856 through 860 of the Code commencing with our tax year ended December 31, 2014. In order to continue to qualify as a REIT, we must annually distribute to our stockholders 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding net capital gain, and must comply with various other organizational and operational requirements. We generally will not be subject to federal corporate income tax on that portion of our REIT taxable income that we distribute to our stockholders. We may be subject to certain state and local taxes on our income, property tax and federal income and excise taxes on our undistributed income. Our hotels are leased to taxable REIT subsidiaries which are owned by the OP. The taxable REIT subsidiary are subject to federal, state and local income taxes.
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
Earnings/Loss per Share
We calculate basic income or loss per share by dividing net income or loss for the period by the weighted-average shares of its common stock outstanding for a respective period. Diluted income per share takes into account the effect of dilutive instruments, such as stock options and unvested stock awards, except when doing so would be anti-dilutive. Beginning with distributions payable with respect to April 2016 and through January 13, 2017, we have paid cumulative distributions of 2,047,877 shares of common stock and adjusted, retroactively for all periods presented, our computation of loss per share in order to reflect this change in capital structure (See Note 8 - Common Stock to our accompanying consolidated/combined financial statements included in this Annual Report on Form 10-K).
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
Advertising Costs
We expense advertising costs for hotel operations as incurred. These costs were $17.2 million for the year ended December 31, 2016, $12.2 million for the year ended December 31, 2015, and $0.4 million combined for the Company and the Predecessor for the year ended December 31, 2014.

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
Derivative Transactions
We at certain times enter into derivative instruments to hedge exposure to changes in interest rates. Our derivatives as of December 31, 2016, consisted of interest rate cap agreements, which we believe will help to mitigate our exposure to increasing borrowing costs under floating rate indebtedness. We have elected not to designate our interest rate cap agreements as cash flow hedges. The impact of the interest rate caps for the year ended December 31, 2016, to the consolidated/combined financial statements was immaterial.
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
Results of Operations
Prior to the suspension of our IPO in November 2015, we depended, and expected to continue to depend, in substantial part on proceeds from our IPO to meet our major capital requirements. Following the suspension of our IPO in 2015, our primary business objective has been a focus on meeting our capital requirements and on maximizing the value of our existing portfolio by continuing to invest in our hotels primarily through brand-mandated property improvement plans (“PIPs”), and through intensive asset management. Because we required funds in addition to operating cash flow and cash on hand to meet our capital requirements, we undertook and evaluated a variety of transactions to generate additional liquidity to address our capital requirements, including changing our distribution policy, extending certain of our obligations under PIPs, extending obligations to pay contingent consideration, marketing and selling assets and seeking debt or equity financing transactions. In January 2017, we entered into the SPA and the Framework Agreement, and the consummation of the transactions contemplated by these agreements in March 2017 has, and is expected to continue to, generate additional liquidity through the sale of Class C Units to the Brookfield Investor at the Initial Closing and at Subsequent Closings, as well as cost savings realized as part of our transition to self-management through reduced property management fees and the elimination of external asset management fees to the Advisor (offset by expenses previously borne by the Advisor that will now be incurred directly by us as a self-managed company). The Subsequent Closings are subject to conditions, and may not be completed on their current terms, or at all, and the cost savings from our transition to self-management may not be realized to the extent we are anticipating, or at all.

While receipt of all the proceeds from our sale of Class C Units at the Initial Closing and Subsequent Closings would provide the liquidity needed to satisfy certain of our liquidity and capital requirements, including our obligation to redeem the $242.9 million of the Grace Preferred Equity Interests outstanding following the Initial Closing by February 27, 2019 and certain of our PIP obligations, these amounts may not be sufficient to satisfy all of our capital requirements. We may need to seek additional debt or equity financing consisting of common stock, preferred stock or warrants, or any combination thereof to meet our capital requirements, which may not be available on favorable terms or at all, and may only be obtained subject to the Brookfield Approval Rights. Moreover, the Subsequent Closings are subject to conditions, and there can be no assurance they will be completed on their current terms, or at all.
Any transactions we undertake in the future to generate additional liquidity could continue to have an effect on our results of operations. Further asset sales and the deferral of PIP obligations, if completed, could adversely impact our operating results.
PIP renovation work has adversely impacted our operating results due to the disruptions to the operations of the hotels being renovated. Additionally, we have significant PIP renovation work that we will be required to make during 2017 and in future years which will also adversely impact our operating results.

Our results of operations have in the past, and may continue to be, impacted by our acquisition activity.
In March 2014 we closed on the acquisition of interests in six hotels through fee simple, leasehold and joint venture interests (the "Barceló Portfolio") for an aggregate purchase price of $110.1 million, exclusive of closing costs. In February 2015, we closed on the acquisition of interests in 116 hotels through fee simple and leasehold interests (the "Grace Portfolio") for an aggregate purchase price of $1.8 billion, exclusive of closing costs. In October 2015, we closed on the acquisition of interests in 10 hotels through fee simple interests (the "First Summit Portfolio") from Summit Hotel OP, LP, the operating partnership of Summit Hotel Properties, Inc., and affiliates thereof (collectively, "Summit") for an aggregate purchase price of $150.1 million, exclusive of closing costs. In November and December 2015, we closed on the acquisition of interests in four hotels through fee simple interests (the "First Noble and Second Noble Portfolios") for an aggregate purchase price of $107.6 million, exclusive of closing costs. During December 2015 and January 2016, we terminated our obligations to acquire 24 additional hotels, including obligations to Summit, and as a result forfeited an aggregate of $41.1 million in non-refundable deposits. In February 2016, we completed the acquisition of six hotels through fee simple interests from Summit (the "Third Summit Portfolio") for an aggregate purchase price of $108.3 million, exclusive of closing costs, $20.0 million of which was funded with the proceeds from a loan (the "Summit Loan") from Summit.
Also in February 2016, we reinstated our obligation under a previously terminated agreement with Summit, to purchase ten hotels for an aggregate purchase price of $89.1 million from Summit (the "Pending Acquisition"), and made a new purchase price deposit of $7.5 million with proceeds from the Summit Loan. Under the reinstated agreement Summit has the right to market and ultimately sell any or all of the hotels to be purchased to a bona fide third party purchaser without our consent at any time prior to the completion of our Pending Acquisition. Whether or not Summit engages, or is successful, in any efforts to market these hotels is beyond our control and, accordingly, there can be no assurance we will be able to complete our Pending Acquisition in whole or in part. In June 2016, Summit informed us that two of the ten hotels had been sold, thereby reducing the Pending Acquisition to eight hotels for an aggregate purchase price of $77.2 million. In January 2017, in connection with our entry into the SPA, we extended the scheduled closing date of the Pending Acquisition to April 27, 2017 (or October 24, 2017 in the case of one hotel) and made an additional purchase price deposit of $3.0 million in the form of a new loan by Summit to us.
We intend to utilize $26.9 million of the proceeds from the Initial Closing to fund a portion of the closing consideration for the seven hotels to be purchased in our Pending Acquisition on April 27, 2017. We will require additional debt or equity financing to fund the remaining $32.4 million in closing consideration for the seven hotels to be purchased in our Pending Acquisition on April 27, 2017. Summit has informed us that the hotel that is scheduled to be sold on October 24, 2017 is subject to a pending purchase and sale agreement with a third party, but we will require additional debt or equity financing to fund the remaining $10.5 million of the closing consideration for the one hotel to be purchased October 24, 2017 if Summit does not sell it to a third party and we are ultimately required to purchase it. There can be no assurance such financing will be available on favorable terms, or at all. Moreover, such financing may only be obtained subject to the Brookfield Approval Rights, and there can be no assurance this prior approval will be provided when requested. Any failure to complete our Pending Acquisition in whole or in part could cause us to default under the reinstated purchase agreement and forfeit all or a portion of the $10.5 million deposit.

The outstanding principal of the Summit Loan, which was $26.7 million following the Initial Closing, and any accrued interest thereon, will become immediately due and payable at closing if we close our Pending Acquisition before February 11, 2018, the maturity date of the Summit Loan. We intend to utilize $23.7 million of the proceeds from the Initial Closing to fund this repayment.

Although we are permitted under the Brookfield Approval Rights to complete our Pending Acquisition, we are significantly restricted in our ability to make future acquisitions, and there can be no assurance any required prior approval would be provided when requested. We also do not expect to make future acquisitions unless we can obtain equity or debt financing in addition to the additional capital available to us from the sale of the Class C Units at Subsequent Closings, which also would require prior approval.

Current market concerns regarding the potential softening of hospitality demand, and recent political and economic uncertainty have led us and many other public lodging companies to curtail revenue growth estimates. Any of these factors could adversely impact the financial performance of our properties and hence our results of operations.
Comparison of the Year Ended December 31, 2016 to the Year Ended December 31, 2015
Room revenues for the portfolio were $566.6 million for the year ended December 31, 2016, compared to room revenues of $420.6 million for the year ended December 31, 2015. The increase in room revenues was primarily due to acquisitions.
The following table presents actual operating information of the hotels in our portfolio for the periods in which we have owned them.

	Year Ended
Total Portfolio	December 31, 2016	December 31, 2015
Number of rooms	17,114	16,644
Occ	75.6%	76.2%
ADR	$120.93	$118.42
RevPAR	$91.48	$90.26

Our results of operations only include the results of operations of the hotels we have acquired beginning on the date of each hotel's acquisition. The following table presents pro-forma operating information of the hotels in our portfolio as if we had owned each hotel in our portfolio as of December 31, 2016, for the full periods presented. The information in the table includes the hotels that we classify as under renovation. We consider hotels to be under renovation beginning in the quarter that they start material renovations and continuing until the end of the fourth full quarter following the substantial completion of the renovations. The hotel business is capital-intensive and renovations are a regular part of the business. A large-scale capital project that would cause a hotel to be considered to be under renovation is an extensive renovation of core aspects of the hotel, such as rooms, meeting space, lobby, bars, restaurants, and other public spaces. Both quantitative and qualitative factors are taken into consideration in determining if a particular renovation would cause a hotel to be considered to be under renovation for these purposes, including unusual or exceptional circumstances such as: a reduction or increase in room count, a significant alteration of the business operations, or the closing of material portions of the hotel during the renovation.

	Year Ended
Proforma (141 hotels)	December 31, 2016	December 31, 2015
Number of rooms	17,193	17,192
Occ	75.6%	75.9%
ADR	$120.88	$118.42
RevPAR	$91.39	$89.95
RevPAR growth rate	1.7%

The following table presents pro-forma operating information of the hotels in our portfolio as if we had owned each hotel in our portfolio for the full periods presented, further adjusted to exclude the impact of 42 hotels that we classify as under renovation.

	Year Ended
Proforma hotels not under renovation (99 hotels)	December 31, 2016	December 31, 2015
Number of rooms	12,013	12,012
Occ	76.2%	75.7%
ADR	$119.79	$117.79
RevPAR	$91.28	$89.15
RevPAR growth rate	2.4%

The pro-forma RevPAR growth rate for the year ended December 31, 2016 compared to the year ended December 31, 2015, increased by 1.7% due to an increase in ADR. Pro-forma RevPAR for our hotels not under renovation increased 2.4% in the current period as compared to the prior year period, due to an increase in occupancy and ADR.
Other non-room operating revenues for the portfolio include food and beverage, and other ancillary revenues such as conference center, market, parking, telephone and cancellation fees. Total non-room operating revenues, including the results of the hotels in our portfolio as if we had owned each hotel in our portfolio for the full years ended December 31, 2016, and 2015, decreased 0.8% over the prior year period driven primarily by a decline in other ancillary revenues.
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

•
Management fees: Base management fees paid are computed as a percentage of gross revenue. Beginning as of the Initial Closing, the base management fees will be reduced from up to 4% to up to 3%. Incentive management fees may be paid when operating profit or other performance metrics exceed certain threshold levels. Asset management fees payable under the Advisory Agreement, which was terminated at the Initial Closing, are computed as a percentage of the lower of the cost or the fair market value of our assets.

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

Total operating expenses (excluding depreciation and amortization and impairment of long lived assets), including the results of the hotels in our portfolio as if we had owned each hotel in our portfolio for the full years ended December 31, 2016, and 2015, increased approximately 7.9% over the prior year period primarily due to our commencing to pay asset management fees in cash beginning in the fourth quarter of 2015, and increased rooms expense partially attributable to revenue growth, and higher other property level expenses. Hotels under renovation had a higher percentage increase in operating expenses due to costs incurred as a result of the business disruption associated with the renovations.
Depreciation and amortization increased approximately $32.5 million for the year ended December 31, 2016, compared to the prior year, due primarily to acquisitions and completed PIPs.
Impairment of long-lived assets was $2.4 million for the year ended December 31, 2016, due to the recognition of an impairment on one hotel in the third quarter of 2016.
Interest expense increased approximately $11.6 million for the year ended December 31, 2016, compared to the prior year, due primarily to new mortgage and promissory notes in 2016, and the full year impact of mortgage debt incurred and assumed in connection with the acquisition of the Grace Portfolio, along with the issuance of the Grace Preferred Equity Interests.
Acquisition and transaction related costs decreased approximately $39.2 million for the year ended December 31, 2016, compared to the prior year, due to decreased acquisition activity in 2016.

General and administrative expenses increased approximately $4.2 million for the year ended December 31, 2016, compared to the prior year, due primarily to the write-off of deferred financing fees of $3.0 million, expenses we are required to reimburse to the Advisor, and increased professional fees partially attributable to the strategic process we conducted to identify an external source of additional capital, which ultimately led to our entry into the SPA and the Initial Closing. We expect our general and administrative expenses to increase after the Initial Closing, because of our transition to self-management.
Other income (expense) changed by approximately $1.7 million for the year ended December 31, 2016, compared to the prior year, due to the gain recorded on the sale of a hotel, partially offset by the loss recorded related to the change in the fair value associated with the contingent consideration payable due in connection with the acquisition of the Barceló Portfolio.

Comparison of the Year Ended December 31, 2015 to the Year Ended December 31, 2014
Room revenues were $420.6 million for the year ended December 31, 2015, compared to room revenues of $32.2 million for the year ended December 31, 2014, including results from the Predecessor period. The increase in room revenues was primarily due to acquisitions.
The following table presents operating information of the hotels in our portfolio for the periods in which we have owned them.

	Year Ended
Total Portfolio	December 31, 2015	December 31, 2014
Number of rooms	16,644	1,181
Occ	76.2%	74.3%
ADR	$118.42	$140.44
RevPAR	$90.26	$104.40

Our results of operations only include the results of operations of the hotels we have acquired beginning on the date of each hotel's acquisition. The following table presents pro-forma operating information of the hotels in our portfolio as if we had owned each hotel in our portfolio as of December 31, 2016, for the full periods presented.

	Year Ended
Proforma (141 hotels)	December 31, 2015	December 31, 2014
Number of rooms	17,192	17,191
Occ	75.9%	74.8%
ADR	$118.42	$112.56
RevPAR	$89.95	$84.20
RevPAR growth rate	6.7%

The pro-forma RevPAR growth rate for the year ended December 31, 2015, compared to the year ended December 31, 2014 was 6.7%, driven by growth in occupancy and ADR.

Other non-room operating revenues, including the results of the hotels in our portfolio as if we had owned each hotel in our portfolio for the full years ended December 31, 2015, and 2014, increased approximately 5.5%, over the prior year period.

Total operating expenses, including the results of the hotels in our portfolio as if we had owned each hotel in our portfolio for the full years ended December 31, 2015, and 2014, increased approximately 12.2%, over the prior year period. Operating expenses include certain operating costs that increase relative to increases in revenue, such as management fees and franchise fees that have a higher rate as a percentage of revenue for the full years ended December 31, 2015, and 2014, contributing to the overall increase in expenses. Additionally, 2015 was negatively impacted by disruption from and transition costs associated with the consolidation of management companies throughout 2015 as we strategically aligned markets and management companies.

Depreciation and amortization increased approximately $64.8 million for the year ended 2015, compared to the prior year, due primarily to acquisitions.

Interest expense increased approximately $74.2 million for the year ended 2015, compared to the prior year, due primarily to additional mortgage debt and the issuance of the Grace Preferred Equity Interests.

Acquisition and transaction related costs increased approximately $53.6 million due to costs associated with acquisitions, and forfeited deposits related to terminated acquisitions of approximately $19.1 million.

General and administrative expenses increased approximately $9.3 million, primarily attributable to our growth and certain expenses associated with our acquisitions.

Other income (expense) changed by approximately $0.6 million for the year ended 2015, compared to the prior year, due to the loss recorded in the 2015 period related to the change in the fair value associated with the contingent consideration payable due in connection with the acquisition of the Barceló Portfolio.
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
We define FFO, a non-GAAP financial measure, consistent with the standards set forth in the White Paper on FFO approved by the Board of Governors of NAREIT, as revised in February 2004 (the “White Paper”). The White Paper defines FFO as net income or loss computed in accordance with GAAP, but excluding gains or losses from sales of property and real estate related impairments, plus real estate related depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures.
We believe that the use of FFO provides a more complete understanding of our performance to investors and to management, and, when compared year over year, reflects the impact on our operations from trends in occupancy rates, ADR, operating costs, general and administrative expenses, and interest costs, which may not be immediately apparent from net income or loss as determined under GAAP.
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
Because of these factors, the Investment Program Association (the “IPA”), an industry trade group, has published a standardized measure of performance known as MFFO, which the IPA has recommended as a supplemental measure for publicly registered, non-listed REITs. MFFO is designed to be reflective of the ongoing operating performance of publicly registered, non-listed REITs by adjusting for those costs that are more reflective of acquisitions and investment activity, along with other items the IPA believes are not indicative of the ongoing operating performance of a publicly registered, non-listed REITs, such as straight-lining of rents as required by GAAP. We believe it is appropriate to use MFFO as a supplemental measure of operating performance because we believe that, when compared year over year, both before and after we have deployed all of our Offering proceeds and are no longer incurring a significant amount of acquisitions fees or other related costs, it reflects the impact on our operations from trends in occupancy rates, ADR, operating costs, general and administrative expenses, and interest costs, which may not be immediately apparent from net income or loss as determined under GAAP. MFFO is not equivalent to our net income or loss as determined under GAAP.
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

	For the year ended December 31, 2016	For the year ended December 31, 2015	For the Period from March 21 2014 to December 31, 2014

Net loss attributable to Hospitality Investors Trust, Inc. (in accordance with GAAP)	$(72,247)	$(94,826)	$(14,841)
Depreciation and amortization	101,007	68,500	2,796
Impairment of long-lived assets	2,399	—	—
Adjustment to our share of depreciation and amortization for variable interest entities	(38)	147	343
FFO attributable to stockholders	$31,121	$(26,179)	$(11,702)
Acquisition and transaction related costs	25,270	64,513	10,884
Change in fair value of contingent consideration	1,455	781	—
Change in fair value of equity interest	—	(219)	—
Amortization of below-market lease obligation	398	404	340
MFFO attributable to stockholders	$58,244	$39,300	$(478)
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
The following table reconciles our net loss in accordance with GAAP to Hotel EBITDA for the years ended December 31, 2016, 2015, and 2014. (unaudited in thousands):

	For the Year Ended December 31, 2016 (unaudited)	For the Year Ended December 31, 2015 (unaudited)	For the Period from March 21 2014 to December 31, 2014 (unaudited)
Net loss attributable to Hospitality Investors Trust Inc. (in accordance with GAAP)	$(72,247)	$(94,826)	$(14,841)
Less: Net income attributable to non-controlling interest	315	189	—
Net loss and comprehensive loss (in accordance with GAAP)	$(71,932)	$(94,637)	$(14,841)
Depreciation and amortization	101,007	68,500	2,796
Impairment of long-lived assets	2,399	—	—
Interest expense	92,264	80,667	5,958
Acquisition and transaction related costs	25,270	64,513	10,884
Other (income) expense	(1,169)	491	(103)
Equity in earnings of unconsolidated entities	(399)	(238)	(352)
General and administrative	15,806	11,621	2,316
Provision for income taxes	1,371	3,106	591
Hotel EBITDA	$164,617	$134,023	$7,249

Cash Flows for the Year Ended December 31, 2016
Net cash provided by operating activities was $67.8 million for the year ended December 31, 2016. Cash provided by operating activities was positively impacted primarily by decreases in prepaid expenses and other assets and increases in accounts payable and accrued expenses, partially offset by decreases due to related parties.
Net cash used in investing activities was $111.9 million for the year ended December 31, 2016, primarily attributable to acquisitions and capital investments in our properties, partially offset by a decrease in restricted cash and proceeds from the sale of a hotel.
Net cash flow provided by financing activities was $40.0 million for the year ended December 31, 2016. Cash provided by financing activities was primarily impacted by proceeds from mortgage notes payable partially offset by cash distributions paid, redemptions of Grace Preferred Equity Interests and repayments of mortgage notes payable.
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
Net cash flow provided by financing activities was $680.5 million for the year ended December 31, 2015. Cash provided by financing activities was primarily impacted by proceeds from the issuance of common stock and proceeds from mortgage notes payable, partially offset by redemptions of Grace Preferred Equity Interests and repayments of promissory and mortgage notes payable.

Cash Flows for the Year Ended December 31, 2014
Net cash used in operating activities for the year ended December 31, 2014 was $9.7 million. Cash outflows were primarily driven by a net loss of $14.8 million, which was, in turn, largely the result of the amount of transaction fees related to the acquisition of the Barceló Portfolio and the Grace Portfolio and an increase in prepaid expenses and other assets of $7.9 million as a result of prepaid acquisition expenses for the Grace Portfolio and the receivable from the Former Dealer Manager for the shares sold on the last day of the year of $1.6 million. These were offset by depreciation and amortization of $2.8 million, an increase in due to related parties of $5.0 million, mainly related to services provided to us related to the Grace Portfolio and an increase in accounts payable and accrued expenses of $5.0 million related to the deferred payment and contingent consideration from the acquisition of the Barceló Portfolio.
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
Net cash provided by financing activities for the year ended December 31, 2014 was $263.6 million. Cash inflows were primarily driven by proceeds from the mortgage note payable of $45.5 million and proceeds from the issuance of common stock of $249.6 million. These were offset by the payment of offering costs of $28.1 million and the payment of deferred financing fees of $2.6 million. During the period from January 1 to December 31, 2016, we received proceeds of $40.5 million from an affiliate note payable to fund the deposit on the Grace Acquisition which was then repaid in full.
Liquidity and Capital Resources
As of December 31, 2016, we had cash on hand of $42.8 million. Under certain of our debt obligations, we are required to maintain minimum liquidity of $20 million to comply with financial covenants and we expect to satisfy this covenant through liquidity we maintain at individual hotels as well as through other sources.
As of December 31, 2016, we had principal outstanding of $1.4 billion under our indebtedness plus an additional $290.2 million in liquidation value of Grace Preferred Equity Interests (which are treated as indebtedness for accounting purposes), most of which was incurred in acquiring the properties we currently own. As of December 31, 2016, we were required to redeem 50.0% of the Grace Preferred Equity Interests originally issued, or an additional $66.7 million in liquidation value, by February 27, 2018, and we were required to redeem the remaining $223.5 million in liquidation value by February 27, 2019. Following our redemption of $47.3 million in liquidation value of Grace Preferred Equity Interests with a portion of the proceeds from the Initial Closing, we are required to redeem an additional $19.4 million in liquidation value by February 27, 2018, and the remaining $223.5 million in liquidation value by February 27, 2019.
As of December 31, 2016, we have $895.4 million in principal outstanding under the Assumed Grace Indebtedness that will mature in 2017, which we may extend at our option if certain conditions are met, including compliance with a minimum debt yield test. We have satisfied the minimum debt yield test and expect to satisfy the other conditions for extension of the Assumed Grace Indebtedness until May 1, 2018. There can be no assurance, however that we will be able to meet the extension conditions for the final extension period. See Note 5 – Mortgage Notes Payable and Note 6 –Promissory Notes Payable to our accompanying consolidated/combined financial statements included in this Annual Report on Form 10-K for further information on this indebtedness. See also “Contractual Obligations” below for a tabular presentation of maturity dates of our debt and the Grace Preferred Equity Interests as of December 31, 2016.
We intend to utilize $26.9 million of the proceeds from the Initial Closing to fund a portion of the closing consideration for the seven hotels to be purchased in our Pending Acquisition on April 27, 2017. We will require additional debt or equity financing to fund the remaining $32.4 million in closing consideration for the seven hotels to be purchased in our Pending Acquisition on April 27, 2017. Summit has informed us that the hotel is scheduled to be sold on October 24, 2017 is subject to a pending purchase and sale agreement with a third party, but we will require additional debt or equity financing to fund the remaining $10.5 million of the closing consideration for the one hotel to be purchased October 24, 2017 if Summit does not sell it to a third party and we are ultimately required to purchase it. There can be no assurance such financing will be available on favorable terms, or at all. Moreover, such financing may only be obtained subject to the Brookfield Approval Rights, and there can be no assurance this prior approval will be provided when requested, or at all. Any failure to complete our Pending Acquisition in whole or in part could cause us to default under the reinstated purchase agreement and forfeit all or a portion of the $10.5 million deposit. The outstanding principal of the Summit Loan, which was $26.7 million following the Initial Closing, and any accrued interest thereon will become immediately due and payable at closing if we close our Pending Acquisition before February 11, 2018, the maturity date of the Summit Loan. We intend to utilize $23.7 million of the proceeds from the Initial Closing to fund this repayment.
Our major capital requirements following the Initial Closing include capital expenditures required pursuant to our PIPs and related reserve deposits, interest and principal payments under our indebtedness, distributions and mandatory redemptions payable with respect to the Grace Preferred Equity Interests and distributions payable with respect to Class C Units. We are also required to fund up to $69.7 million in closing consideration for our Pending Acquisition (including amounts we intend to finance), and failure to do so could cause us to forfeit up to $10.5 million in non-refundable earnest money deposits previously paid.
Prior to the suspension of our IPO in November 2015, we depended, and expected to continue to depend, in substantial part on proceeds from our IPO to meet our major capital requirements. Our IPO terminated in accordance with its terms in January 2017.
Because we required funds in addition to operating cash flow and cash on hand to meet our capital requirements, we undertook and evaluated a variety of transactions to generate additional liquidity to address our capital requirements, including changing our distribution policy, extending certain of our obligations under PIPs, extending obligations to pay contingent consideration, marketing and selling assets and seeking debt or equity financing transactions. In January 2017, we entered into the SPA and the Framework Agreement, and the consummation of the transactions contemplated by these agreements in March 2017 has, and is expected to continue to, generate additional liquidity through the sale of Class C Units to the Brookfield Investor at the Initial Closing and at Subsequent Closings, as well as cost savings realized as part of our transition to self-management through reduced property management fees and the elimination of external asset management fees to the Advisor (offset by expenses previously borne by the Advisor that will now be incurred directly by us as a self-managed company).
Of the $135.0 million in gross proceeds from the sale of Class C Units at the Initial Closing, we have retained $26.9 million that may be used to pay a portion of the closing consideration for our Pending Acquisition, $23.7 million that may be used to repay the Summit Loan and $15.0 million that may be used to fund PIPs and related lender reserves. Following the Initial Closing, the Brookfield Investor has agreed to purchase additional Class C Units at Subsequent Closings in an aggregate amount not to exceed $265.0 million. Generally, the proceeds from the sale of Class C Units at Subsequent Closings may be used to redeem the Grace Preferred Equity Interests required to be redeemed at or around the time they are required to be redeemed, with the balance available to fund PIPs and related lender reserves, repay amounts then outstanding with respect to mortgage debt principal and interest and working capital. Following the Initial Closing, $242.9 million in liquidation value of Grace Preferred Equity Interests was outstanding, and, accordingly, $22.1 million in Class C Units was available to be issued at Subsequent Closings to meet these other capital requirements.
We believe these sources of additional liquidity will allow us to meet our existing capital requirements, although there can be no assurance the amounts actually generated will be sufficient for these purposes. The Subsequent Closings are subject to conditions, and may not be completed on their current terms, or at all, and the cost savings from our transition to self-management may not be realized to the extent we are anticipating, or at all. Accordingly, we may require additional liquidity to meet our capital requirements, which may not be available on favorable terms or at all. Any additional debt or equity financing consisting of common stock, preferred stock or warrants, or any combination thereof to meet our capital requirements may also only be obtained subject to the Brookfield Approval Rights, and there can be no assurance this prior approval will be provided when requested, or at all. If obtained, any additional or alternative debt or equity financing could be on terms that would not be favorable to us or our stockholders, including high interest rates, in the case of debt financing, and substantial dilution, in the case of equity issuances or convertible securities. Moreover, because we are required to use 35% of the proceeds from the issuance of interests in us or any of our subsidiaries, to redeem the Grace Preferred Equity Interests at par, up to a maximum of $350 million in redemptions for any 12-month period, it may be more difficult to obtain equity financing from an alternative source in an amount required to meet our capital requirements.
As of December 31, 2016, our loan-to-value ratio was 72% including the Grace Preferred Equity Interests, which are treated as indebtedness for accounting purposes, and our loan-to-value ratio excluding the Grace Preferred Equity Interests was 60%.
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
Prior to our entry into agreements related to our acquisition and financing activities during 2014 and 2015, a majority of our independent directors waived the total portfolio leverage requirement of our charter with respect to acquisition and financing activities should such total portfolio leverage exceed 300% of our total "net assets" in connection with such acquisition and financing activities. Our total portfolio leverage (which includes the Grace Preferred Equity Interests) has significantly exceeded this 300% limit at times. As of December 31, 2016, our total portfolio leverage was 236%.

Pursuant to the Brookfield Approval Rights, prior approval of any debt incurrence is required except for as specifically set forth in the Annual Business Plan and the refinancing of existing debt in a principal amount not greater than the amount to be refinanced and on terms no less favorable to us. We are also subject to certain covenants, such as debt service coverage ratios and negative pledges, in our existing indebtedness that restrict our ability to make future borrowings.
The form of our indebtedness may be long term or short term, secured or unsecured, fixed or floating rate or in the form of a revolving credit facility, repurchase agreements or warehouse lines of credit. We will seek to obtain financing on our behalf on the most favorable terms available.
Distributions
On February 3, 2014 our board of directors declared distributions payable to stockholders of record each day during the applicable month at a rate equal to $0.0046575343 per day (or $0.0046448087 if a 366-day year), or $1.70 per annum, per share of common stock. The first distribution was paid in May 2014 to holders of record in April 2014.

To date, we have funded all of our cash distributions with proceeds from our IPO, which was suspended on November 15, 2015 and terminated on January 7, 2017, the third anniversary of the commencement of our IPO, it terminated in accordance with its terms.

In March 2016, our board of directors changed the distribution policy, such that distributions paid with respect to April 2016 were paid in shares of common stock instead of cash to all stockholders, and not at the election of each stockholder. Accordingly, we paid a cash distribution to stockholders of record each day during the quarter ended March 31, 2016, but distributions for subsequent periods have been paid in shares of common stock. Distributions for the quarter ended June 30, 2016 were paid in common stock in an amount equivalent to $1.70 per annum, divided by $23.75.
On July 1, 2016, in connection with its determination of Estimated Per-Share NAV, our board of directors revised the amount of the distribution to $1.46064 per share per annum, equivalent to a 6.80% annual rate based on the Estimated Per-Share NAV, automatically adjusting if and when we publish an updated Estimated Per-Share NAV. Distributions for the period from July 1, 2016 to December 31, 2016 were paid in shares of common stock in an amount equal to 0.000185792 per share per day, or $1.46064 per annum, divided by $21.48. We anticipate that the Company will publish an updated Estimated Per-Share NAV no less frequently than once each calendar year.
On January 13, 2017, in connection with our entry into the SPA, we suspended paying distributions to our stockholders entirely and suspended our DRIP.
Following the Initial Closing, pursuant to the terms of the Redeemable Preferred Share, prior approval of at least one of the Redeemable Preferred Directors is required before we can declare or pay any distributions or dividends to our common stockholders, except for cash distributions equal to or less than $0.525 per annum per share, and, pursuant to the limited partnership agreement of the OP, prior approval of the majority of the then outstanding Class C Units is required before we can declare or pay any distributions or dividends with respect to OP Units (each of which correspond to one share of our common stock), except for cash distributions equal to or less than $0.525 per annum per OP Units. There can be no assurance that we will resume paying distributions in cash or shares of common stock or be able to pay distributions in cash in the future. Our ability to make future cash distributions will depend on our future cash flows and may be dependent on our ability to obtain additional liquidity, which may not be available on favorable terms, or at all.
Following the Initial Closing, commencing on March 31, 2017, holders of Class C Units are entitled to receive, with respect to each Class C Unit, fixed, quarterly cumulative cash distributions at a rate of 7.50% per annum from legally available funds. If we fail to pay these cash distributions when due, the per annum rate will increase to 10% until all accrued and unpaid distributions required to be paid in cash are reduced to zero.
Holders of Class C Units are also entitled to receive, with respect to each Class C Unit, a fixed, quarterly, cumulative distribution payable in Class C Units at a rate of 5% per annum. Upon our failure to redeem the Brookfield Investor when required to do so pursuant to the limited partnership agreement of the OP, the 5% per annum PIK Distribution rate will increase to a per annum rate of 7.50%, and would further increase by 1.25% per annum for the next four quarterly periods thereafter, up to a maximum per annum rate of 12.5%.
The number of Class C Units delivered in respect of the PIK Distributions on any distribution payment date will be equal to the number obtained by dividing the amount of PIK Distribution by the conversion price applicable with respect to Class C Units, which was $14.75. This conversion price is subject to anti-dilution and other adjustments upon the occurrence of certain events and transactions.

Following the Initial Closing, the holders of Class C Units are also entitled to tax distributions under the certain limited circumstances described in the limited partnership agreement of the OP.

The following table shows the sources for the payment of cash distributions to common stockholders for the years presented (in thousands):

	Year Ended December 31,
	2016		2015
Distributions:
Cash distributions paid	$11,206		$19,153
Cash distributions reinvested	9,468		18,150
Total distributions	$20,674		$37,303
Source of distribution coverage:
Cash flows provided by operations	$—	—%	$—	—%
Offering Proceeds from issuance of common stock	$11,206	54.2%	$19,153	51.3%
Offering proceeds reinvested in common stock issued under DRIP	$9,468	45.8%	$18,150	48.7%
Total sources of distributions	$20,674	100.0%	$37,303	100.0%
Cash flows provided by operations (GAAP)	$67,846		$6,507
Net loss (GAAP)	$(71,932)		$(94,637)
For the period from our inception in July 2013 through May 2016 when we commenced paying distributions in common stock, we paid distributions in cash, all of which were funded with proceeds from our IPO and proceeds realized from the sale of common stock issued pursuant to our DRIP.
The below table shows the total distributions paid on shares outstanding in cash and shares of our common stock valued at either $23.75 price per share, or $21.48 price per share subsequent to establishing our Estimated Per-Share NAV, for the year ended December 31, 2016 (in thousands).

Payment Date	Weighted Average Shares Outstanding (1)	Amount Paid in Cash	Amount Reinvested under DRIP	Issuance of Common Stock for Distributions
January 4, 2016	36,414	$2,780	$2,448	—
February 2, 2016	36,530	$2,855	$2,393	—
March 1, 2016	36,627	$2,688	$2,233	—
April 1, 2016	36,728	$2,880	$2,394	—
May 2, 2016	36,936	$3	—	$5,118 (2)
June 1, 2016	37,167	—	—	$5,318 (3)
July 1, 2016	37,392	—	—	$5,176 (4)
August 1, 2016	37,614	—	—	$4,626 (5)
September 1, 2016	37,834	—	—	$4,657(6)
October 1, 2016	38,043	—	—	$4,528(7)
November 1, 2016	38,266	—	—	$4,706(8)
December 1, 2016	38,482	—	—	$4,585(9)
Total		$11,206	$9,468	$38,714

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
(3) Represents 223,939 shares of common stock valued at $23.75 per share
(4) Represents 217,946 shares of common stock valued at $23.75 per share
(5) Represents 215,323 shares of common stock valued at $21.48 per share
(6) Represents 216,616 shares of common stock valued at $21.48 per share and 151 shares of common stock valued at $23.75
(7) Represents 210,824 shares of common stock valued at $21.48 per share
(8) Represents 219,083 shares of common stock valued at $21.48 per share
(9) Represents 213,460 shares of common stock valued at $21.48 per share

The following table compares cumulative distributions paid to cumulative net income (in accordance with GAAP) for the period from July 25, 2013 (date of inception) through December 31, 2016 (in thousands)(1):

For the Period from July 25, 2013 (date of inception) to
December 31, 2016
Distributions paid:
Common stockholders in cash (including distributions reinvested in DRIP)	$61,447
Issuance of common stock for distributions	38,714
Total distributions paid	$100,161

Reconciliation of net loss:
Revenues	$1,080,647
Depreciation and amortization	(172,303)
Impairment of long lived Asset	$(2,399)
Other operating expenses	(774,758)
Acquisition and transaction related	(100,667)
Other non-operating expenses	(206,862)
Income tax	(5,068)
Net loss (in accordance with GAAP)	$(181,410)

Cash flows provided by operations	$64,703
FFO attributable to stockholders	$(6,766)
___________________________________________________________________________
(1) The results for the Predecessor were not included in the above table as these results would not impact the sources of distributions.

Contractual Obligations
We have the following contractual obligations as of December 31, 2016:
Debt Obligations:
The following is a summary of our mortgage notes payable obligations as of December 31, 2016 (in thousands):

	Total	2017	2018-2020	2021	Thereafter
Principal payments due on mortgage notes payable	$1,418,913	$—	$1,418,913	$—	$—
Interest payments due on mortgage notes payable	176,387	59,133	117,254	—	—
Total	$1,595,300	$59,133	$1,536,167	$—	$—

Mortgage notes payable due dates assume exercise of all borrower extension options.
The following is a summary of our promissory note payable obligations as of December 31, 2016 (in thousands):

	Total	2017	2018-2020	2021	Thereafter
Principal payments due on promissory note payable	$26,029	$1,057	$24,972	$—	$—
Interest payments due on promissory note payable	4,394	2,070	2,324	—	—
Total	$30,423	$3,127	$27,296	$—	$—

Promissory note payable due dates assume exercise of all borrower extension options.
In January 2017, we entered into an amendment of the Pending Acquisition with Summit (the “Summit Amendment”). Concurrent with our entry into the Summit Amendment, we entered into an amendment to the Summit Loan (the “Loan Amendment”). Pursuant to the Loan Amendment, the maturity date of the Summit Loan was extended from February 11, 2017 to February 11, 2018, and additional amortization payments totaling $2.0 million were scheduled to occur in the amount of $1.0 million each on the last day of August and September 2017. If the closing of our purchase of the seven hotels under the Pending Acquisition occurs prior to February 11, 2018, then the outstanding principal of the Summit Loan and any accrued interest thereon will become immediately due and payable in full at closing.
Concurrent with our entry into the Summit Amendment and the Loan Amendment, we and Summit entered into a new loan agreement pursuant to which Summit agreed to loan us an additional $3.0 million (the “Additional Loan Agreement”) as consideration for the Summit Amendment. The maturity date of the loan under the Additional Loan Agreement (the “Additional Loan”) is July 31, 2017, however if the sale of the seven hotels to be sold pursuant to the Pending Acquisition on April 27, 2017 is completed on that date, the entire principal amount of the Additional Loan will be deemed paid in full and the interest accrued thereon will become immediately due and payable at closing. We must make amortization payments in the amount of $1.0 million on the last day of May, June and July 2017.

The following is a summary of the Grace Preferred Equity Interests, our mandatorily redeemable preferred securities, as of December 31, 2016 (in thousands):

	Total	2017	2018-2020	2021	Thereafter
Mandatory redemptions due on mandatorily redeemable preferred securities	$290,188	$—	$290,188	$—	$—
Monthly distributions due on mandatorily redeemable preferred securities	44,589	23,215	21,374	—	—
Total	$334,777	$23,215	$311,562	$—	$—

Lease Obligations:
The following table reflects the minimum base rental cash payments due from us over the next five years and thereafter for our lease arrangements as of December 31, 2016 (in thousands):

	Total	2017	2018-2020	2021	Thereafter
Lease payments due	$107,867	$5,144	$15,709	$5,271	$81,743

Property Improvement Plan Reserve Deposits:
The following table reflects estimated PIP reserve deposits that are required under our mortgage debt obligations over the next five years as of December 31, 2016 (in thousands):

	Total	2017	2018-2020	2021	Thereafter
PIP reserve deposits due	$34,134	$24,128	$10,006	$—	$—

Election as a REIT
We elected and qualified to be taxed as a REIT commencing with our taxable year ended December 31, 2014. In order to continue to qualify as a REIT, we must annually distribute to our stockholders 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding net capital gain. As a REIT, we generally will not be subject to U.S. federal income tax on that portion of our taxable income or capital gain which is distributed to our stockholders. Each of our hotels is leased to a taxable REIT subsidiary which is owned by the OP. A taxable REIT subsidiary is subject to federal, state and local income taxes. If we fail to remain qualified as a REIT in any subsequent year after electing REIT status and do not qualify for certain statutory relief provisions, our income for that year will be taxed at regular corporate rates, and we may be precluded from qualifying for treatment as a REIT for the four-year period following our failure to qualify as a REIT. Such an event could materially and adversely affect our net income and cash available for distribution. However, we believe that we will continue to operate so as to remain qualified as a REIT.
Inflation
We may be adversely impacted by increases in operating costs due to inflation that may not be offset by increased room rates.
Related Party Transactions and Agreements
See Note 11 - Related Party Transactions and Arrangements to our consolidated/combined financial statements included in this report.
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
As of December 31, 2016, we had not fixed the interest rate for $1.13 billion of our secured variable-rate debt. As a result, we are subject to the potential impact of rising interest rates, which could negatively impact our profitability and cash flows. In order to mitigate our exposures to changes in interest rates, we have entered into interest rate cap agreements with respect to approximately $1.13 billion of our variable-rate debt. The estimated impact on our annual results of operations, of an increase of 100 basis points in interest rates, would be to increase annual interest expense by approximately $11.5 million. Decreasing interest rates by the lesser of 100 basis points or to the lowest possible rate, but to no lower than a zero percent variable rate, would decrease annual interest expense by $7.5 million. The estimated impact assumes no changes in our capital structure. As the information presented above includes only those exposures that exist as of December 31, 2016, it does not consider those exposures or positions that could arise after that date. The information represented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
Item 8. Financial Statements and Supplementary Data.
See our Consolidated/Combined Financial Statements beginning on page F-1 of this Annual Report on Form 10-K.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports pursuant to the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required financial disclosure.
We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a - 15(e) as of the end of the period covered by this report. Based upon this evaluation and as a result of the material weakness described below under “Management’s Report on Internal Control Over Financial Reporting,” our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

Notwithstanding the material weakness described below, management believes that the consolidated financial statements included in this Annual Report on Form 10-K are fairly presented in all material respects in accordance with GAAP. Our chief executive officer and chief financial officer have certified that, based on their knowledge, the consolidated financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for each of the periods presented in this report.
Background
We have determined that our methodology for calculating compliance with a single financial covenant included in a non-recourse carve-out guarantee entered into with respect to one of our mortgage loans might have been inconsistent with the terms of that guarantee. We have also determined that we were in compliance with this covenant as of December 31, 2016, however it is reasonably possible that the use of our methodology may have prevented management from identifying certain conditions requiring material disclosures under US GAAP.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed under the supervision of our chief executive officer and our chief financial officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with GAAP.
Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our consolidated financial statements.
As of December 31, 2016, management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992). During this assessment and in connection with the preparation of this Annual Report on Form 10-K and the consolidated financial statements and related disclosures contained herein, management identified a material weakness in our internal control over financial reporting as of December 31, 2016, as discussed in more detail below. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.
Specifically, we determined that we did not effectively operate controls over the monitoring and oversight of compliance with a single financial covenant included in a non-recourse carve-out guarantee entered into with respect to one of our mortgage loans, which resulted in us possibly misinterpreting the methodology for calculating compliance with this covenant. As a result, management has determined that, to the extent we are unable to remedy this control deficiency, it is reasonably possible that an undetected failure to comply with a covenant could occur, which in turn could result in a material misstatement of our annual and interim consolidated financial statements that would not be prevented or detected on a timely basis. Accordingly, we have determined that this control deficiency constitutes a material weakness.
Management has determined that our internal control over financial reporting as of December 31, 2016 was not effective as a result of this material weakness.
Remediation of Material Weakness
Management has begun taking and intends to take a number of steps to remediate the underlying causes of the material weakness described above, including the following:

•
Evaluating the processes surrounding the monitoring and oversight of the compliance of financial covenants to determine if new and improved processes are warranted and, if so, to identify and implement such processes;

•	Instituting an additional level of review and analysis of covenant compliance calculations and enhancing ongoing monitoring and forecasting of such compliance;

•	Enhancing procedures regarding the reporting by management to our board of directors and audit committee regarding financial covenant calculation and compliance; and

•	Engaging in a thorough review of all debt agreements and providing additional tools for key personnel to track covenant compliance requirements.

Management expects that these remedial actions will strengthen our internal control over financial reporting and address the material weakness that was identified as of December 31, 2016. However, there cannot be any assurance that these remediation efforts will be successful or that our internal control over financial reporting will be effective as a result of these efforts. The material weakness will be fully remediated when, in the opinion of our management, the revised control processes have been operating for a sufficient period of time to provide reasonable assurance as to their effectiveness. The remediation and ultimate resolution of this material weaknesses will be reviewed with our audit committee.
Changes in Internal Control Over Financial Reporting
Other than with respect to the material weakness identified above, there were no changes in our internal control over financial reporting during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Please see the discussion above under “Remediation of Material Weakness” regarding changes and enhancements to our internal control processes that have occurred subsequent to December 31, 2016.

Item 9B. Other Information.
Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
We have adopted a Code of Business Conduct and Ethics that applies to all of our executive officers and directors, including but not limited to, our principal executive officer and principal financial officer. A copy of our Code of Business Conduct and Ethics may be obtained, free of charge, by sending a written request to our principal executive office at 3950 University Drive, Fairfax, VA 22030, Attention: Chief Financial Officer.
The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2017 annual meeting of stockholders.
Item 11. Executive Compensation.
The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2017 annual meeting of stockholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2017 annual meeting of stockholders.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2017 annual meeting of stockholders.
Item 14. Principal Accounting Fees and Services.
The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2017 annual meeting of stockholders.

PART IV

Item 15. Exhibits and Financial Statement Schedules.
(a) Financial Statement Schedules
See the Index to Consolidated/Combined Financial Statements at page F-1 of this report.
The following financial statement schedule is included herein at page F-32 of this report:
Schedule III — Real Estate and Accumulated Depreciation
(b) Exhibits
EXHIBIT INDEX

The following exhibits are included in this Annual Report on Form 10-K for the year ended December 31, 2016 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
1.1(15)	Exclusive Dealer Manager Termination Agreement, dated as of December 31, 2015, among the Company, American Realty Capital Hospitality Advisors, LLC and Realty Capital Securities, LLC.
3.1(2)	Articles of Amendment and Restatement of Hospitality Investors Trust, Inc.
3.2(18)	Articles of Amendment for Hospitality Investors Trust, Inc. filed with the State Department of Assessments and Taxation of Maryland on August 25, 2016.
3.3(20)	Articles of Amendment for Hospitality Investors Trust, Inc. filed with the State Department of Assessments and Taxation of Maryland on March 31, 2017.
3.4(19)	Articles Supplementary of Hospitality Investors Trust, Inc. filed with the State Department of Assessments and Taxation of Maryland on January 13, 2017.
3.5(20)	Articles Supplementary of Hospitality Investors Trust, Inc. filed with the State Department of Assessments and Taxation of Maryland on March 31, 2017.
3.6(20)	Certificate of Notice of Hospitality Investors Trust, Inc. filed with the State Department of Assessments and Taxation of Maryland on March 31, 2017.
3.7(20)	Amended and Restated Bylaws of Hospitality Investors Trust, Inc.
4.1(20)
Amended and Restated Agreement of Limited Partnership of Hospitality Investors Trust Operating Partnership L.P., dated as of March 31, 2017, by and among Hospitality Investors Trust, Inc., Brookfield Strategic Real Estate Partners II Hospitality REIT II LLC and BSREP II Hospitality II Special GP OP LLC.

4.2(13)	Hospitality Investors Trust, Inc. Distribution Reinvestment Plan.
4.3(20)	Form of Stock Certificate of the Redeemable Preferred Share.
10.1(4)	Advisory Agreement dated as of January 7, 2014, by and among the Company, Hospitality Investors Trust Operating Partnership, L.P. and American Realty Capital Hospitality Advisors, LLC.
10.2(17)	Form of Restricted Stock Award Agreement Pursuant to the Employee and Director Incentive Restricted Share Plan of the Company.
10.3(1)	Form Operating Lease Agreement between the Company and the Company’s TRSs.
10.4(5)	Loan Agreement dated as of March 21, 2014 between GERMAN AMERICAN CAPITAL CORPORATION, HIT BALTIMORE, LLC and HIT PROVIDENCE, LLC.
10.5(5)
Guaranty of Recourse Obligations dated as of March 21, 2014 by HOSPITALITY INVESTORS TRUST OPERATING PARTNERSHIP, L.P., AR CAPITAL, LLC and certain individuals for the benefit of GERMAN AMERICAN CAPITAL CORPORATION.

10.6(5)	Guaranty of Recourse Obligations dated as of April 8, 2014 by DANIEL A. HOFFLER, LOUIS S. HADDAD and HOSPITALITY INVESTORS TRUST, INC. for the benefit of GERMAN AMERICAN CAPITAL CORPORATION.
10.7(5)
PERMANENT LOAN CROSS INDEMNITY dated as of April 1, 2014, by TCA BLOCK 7, INC., ARMADA/HOFFLER PROPERTIES II, L.L.C., DANIEL A. HOFFLER, LOUIS S. HADDAD , CHRI VIRGINIA BEACH HOTEL (A/H) MINORITY HOLDING, LLC, HOSPITALITY INVESTORS TRUST, INC., HAMPTON W COMPANY, LLC, HAMPTON UNIVERSITY, LEGACY HOSPITALITY, LLC, and VB CITY HOTELS LLC.

Exhibit No.	Description
10.8(6)
Amended and Restated Real Estate Sale Agreement, dated November 11, 2014, by and among American Realty Capital Hospitality Portfolio Member, LLC, HIT Portfolio I Owner, LLC, ARC Hospitality Portfolio I TFGL Owner, LLC, HIT Portfolio I BHGL Owner, LLC, HIT Portfolio I PXGL Owner, LLC, HIT Portfolio I GBGL Owner, LLC, HIT Portfolio I NFGL Owner, LLC, HIT Portfolio I MBGL 1000 Owner, LLC, HIT Portfolio I MBGL 950 Owner, LLC, HIT Portfolio I NTC Owner, LP, HIT Portfolio I DLGL Owner, LP, HIT Portfolio I SAGL Owner, LP, HIT Portfolio II Owner, LLC, HIT Portfolio II NTC Owner, LP, W2007 Equity Inns Realty, LLC, W2007 Equity Inns Realty, L.P., W2007 EQI Urbana Partnership, L.P., W2007 EQI Seattle Partnership, L.P., W2007 EQI Savannah 2 Partnership, L.P., W2007 EQI Rio Rancho Partnership, L.P., W2007 EQI Orlando Partnership, L.P., W2007 EQI Orlando 2 Partnership, L.P., W2007 EQI Naperville Partnership, L.P., W2007 EQI Milford Partnership, L.P., W2007 EQI Louisville Partnership, L.P., W2007 EQI Knoxville Partnership, L.P., W2007 EQI Jacksonville Partnership I, L.P., W2007 EQI Indianapolis Partnership, L.P., W2007 EQI Houston Partnership, L.P., W2007 EQI HI Austin Partnership, L.P., W2007 EQI East Lansing Partnership, L.P., W2007 EQI Dalton Partnership, L.P., W2007 EQI College Station Partnership, L.P., W2007 EQI Carlsbad Partnership, L.P., W2007 EQI Augusta Partnership, L.P. and W2007 EQI Asheville Partnership, L.P.

10.9(7)
Indemnification Agreement between Hospitality Investors Trust, Inc. and each of Robert H. Burns, Edward T. Hoganson, William M. Kahane, Jonathan P. Mehlman, Stanley R. Perla, Abby M. Wenzel, certain other individuals who are former directors and officers of Hospitality Investors Trust, Inc., American Realty Capital Hospitality Advisors, LLC, AR Capital, LLC and RCS Capital Corporation, dated as of December 31, 2014.

10.10(7)	Amended and Restated Limited Liability Company Agreement of HIT Portfolio I Holdco, LLC dated February 27, 2015.
10.11(7)	Amended and Restated Limited Liability Company Agreement of HIT Portfolio II Holdco, LLC dated February 27, 2015.
10.12(*)	First Amendment, dated October 6, 2015, to the Amended and Restated Limited Liability Company Agreement of HIT Portfolio II Holdco, LLC dated February 27, 2015.
10.13(7)
Assumption and Release Agreement (Mezzanine) dated February 27, 2015 by and among WNT MEZZ I, LLC, HIT PORTFOLIO I MEZZ, LP, U.S. BANK NATIONAL ASSOCIATION, AS TRUSTEE FOR THE REGISTERED HOLDERS OF EQTY 2014-MZ MEZZANINE TRUST, COMMERCIAL MEZZANINE PASS-THROUGH CERTIFICATES, WHITEHALL STREET GLOBAL REAL ESTATE LIMITED PARTNERSHIP 2007, and WHITEHALL PARALLEL GLOBAL REAL ESTATE LIMITED PARTNERSHIP 2007, HOSPITALITY INVESTORS TRUST OPERATING PARTNERSHIP, L.P., and HOSPITALITY INVESTORS TRUST, INC.

10.14(15)
Guaranty of Recourse Obligations (Mezzanine) dated February 27, 2015 by Hospitality Investors Trust Operating Partnership, L.P., Hospitality Investors Trust, Inc., Whitehall Street Global Real Estate Limited Partnership 2007 and Whitehall Parallel Global Real Estate Limited Partnership 2007 for the benefit of U.S. Bank National Association, as trustee for the registered holders of Eqty 2014-Mz Mezzanine Trust, Commercial Mezzanine Pass-Through Certificates.

10.15(15)
Environmental Indemnity Agreement (Mezzanine) dated February 27, 2015 made by HIT Portfolio I Mezz, LP, Hospitality Investors Trust Operating Partnership, L.P., Hospitality Investors Trust, Inc., Whitehall Street Global Real Estate Limited Partnership 2007 and Whitehall Parallel Global Real Estate Limited Partnership 2007 for the benefit of U.S. Bank National Association, as trustee for the registered holders of Eqty 2014-Mz Mezzanine Trust, Commercial Mezzanine Pass-Through Certificates.

10.16(15)
Agreement to Release Loan Guarantor and Reaffirmation (Mezzanine) dated December 2, 2015 among HIT Portfolio I Mezz, LP, Hospitality Investors Trust Operating Partnership, L.P., Hospitality Investors Trust, Inc., Whitehall Street Global Real Estate Limited Partnership 2007 and Whitehall Parallel Global Real Estate Limited Partnership 2007, in favor of U.S. Bank National Association, as trustee for the registered holders of Eqty 2014-Mz Mezzanine Trust, Commercial Mezzanine Pass-Through Certificates.

10.17(7)
Assumption and Release Agreement dated February 27, 2015 by and among W2007 EQUITY INNS REALTY, LLC, W2007 EQUITY INNS REALTY, L.P., HIT PORTFOLIO I OWNER, LLC, HIT PORTFOLIO I BHGL OWNER, LLC, HIT PORTFOLIO I PXGL OWNER, LLC, HIT PORTFOLIO I GBGL OWNER, LLC, HIT PORTFOLIO I NFGL OWNER, LLC, HIT PORTFOLIO I MBGL 1000 OWNER, LLC, HIT PORTFOLIO I MBGL 950 OWNER, LLC, HIT PORTFOLIO I NTC OWNER, LP, HIT PORTFOLIO I DLGL OWNER, LP, HIT PORTFOLIO I SAGL OWNER, LP, U.S. BANK NATIONAL ASSOCIATION, AS TRUSTEE FOR THE REGISTERED HOLDERS OF EQTY 2014-INNS MORTGAGE TRUST, COMMERCIAL MORTGAGE PASS-THROUGH CERTIFICATES, WHITEHALL STREET GLOBAL REAL ESTATE LIMITED PARTNERSHIP 2007, WHITEHALL PARALLEL GLOBAL REAL ESTATE LIMITED PARTNERSHIP 2007, HOSPITALITY INVESTORS TRUST OPERATING PARTNERSHIP, L.P., a Delaware limited partnership and HOSPITALITY INVESTORS TRUST, INC.

10.18(15)
Guaranty of Recourse Obligations dated February 27, 2015 by Hospitality Investors Trust Operating Partnership, L.P., Hospitality Investors Trust, Inc., Whitehall Street Global Real Estate Limited Partnership 2007 and Whitehall Parallel Global Real Estate Limited Partnership 2007 for the benefit of U.S. Bank National Association, as trustee for the registered holders of Eqty 2014-Inns Mortgage Trust, Commercial Mortgage Pass-Through Certificates

Exhibit No.	Description
10.19(15)
Environmental Indemnity Agreement dated February 27, 2015 made by the borrower entities party thereto, Hospitality Investors Trust Operating Partnership, L.P., Hospitality Investors Trust, Inc., Whitehall Street Global Real Estate Limited Partnership 2007 and Whitehall Parallel Global Real Estate Limited Partnership 2007 for the benefit of U.S. Bank National Association, as trustee for the registered holders of Eqty 2014-Inns Mortgage Trust, Commercial Mortgage Pass-Through Certificates.

10.20(15)
Agreement to Release Loan Guarantor and Reaffirmation dated December 2, 2015 among the borrower entities party thereto, Hospitality Investors Trust Operating Partnership, L.P., Hospitality Investors Trust, Inc., Whitehall Street Global Real Estate Limited Partnership 2007 and Whitehall Parallel Global Real Estate Limited Partnership 2007, in favor of U.S. Bank National Association, as trustee for the registered holders of Eqty 2014-Inns Mortgage Trust, Commercial Mortgage Pass-Through Certificates .

10.21(7)
Supplemental Agreement dated February 27, 2015, by and among Hospitality Investors Trust Operating Partnership, L.P., Hospitality Investors Trust, Inc., Nicholas S. Schorsch, William M. Kahane, Edward M. Weil, Jr., Peter M. Budko, Whitehall Street Global Real Estate Limited Partnership 2007, Whitehall Parallel Global Real Estate Limited Partnership 2007, among others.

10.22(7)
Payment Guaranty Agreement dated as of February 27, 2015 by HOSPITALITY INVESTORS TRUST, INC. to and for the benefit of U.S. BANK NATIONAL ASSOCIATION, AS TRUSTEE FOR THE REGISTERED HOLDERS OF EQTY 2014-INNS MORTGAGE TRUST, COMMERCIAL MORTGAGE PASS-THROUGH CERTIFICATES.

10.23(7)
Guaranty (Pool I) dated as of February 27, 2015 by HOSPITALITY INVESTORS TRUST OPERATING PARTNERSHIP, L.P., HOSPITALITY INVESTORS TRUST, INC., Nicholas S. Schorsch, William M. Kahane, Edward M. Weil, Jr., Peter M. Budko for the benefit of W2007 EQUITY INNS SENIOR MEZZ, LLC.

10.24(7)
Guaranty (Pool II) dated as of February 27, 2015, by HOSPITALITY INVESTORS TRUST OPERATING PARTNERSHIP, L.P., HOSPITALITY INVESTORS TRUST, INC., Nicholas S. Schorsch, William M. Kahane, Edward M. Weil, Jr., Peter M. Budko for the benefit of W2007 EQUITY INNS PARTNERSHIP, L.P. and W2007 EQUITY INNS TRUST.

10.25(7)
Environmental Indemnity Agreement (Pool I) dated as of February 27, 2015 by HOSPITALITY INVESTORS TRUST OPERATING PARTNERSHIP, L.P., HOSPITALITY INVESTORS TRUST, INC., Nicholas S. Schorsch, William M. Kahane, Edward M. Weil, Jr., Peter M. Budko for the benefit of W2007 EQUITY INNS SENIOR MEZZ, LLC.

10.26(7)
Environmental Indemnity Agreement (Pool II) dated as of February 27, 2015, by HOSPITALITY INVESTORS TRUST OPERATING PARTNERSHIP, L.P., HOSPITALITY INVESTORS TRUST, INC., Nicholas S. Schorsch, William M. Kahane, Edward M. Weil, Jr., Peter M. Budko for the benefit of W2007 EQUITY INNS PARTNERSHIP, L.P. and W2007 EQUITY INNS TRUST.

10.27(7)
Mandatory Redemption Guaranty (Pool I) dated as of February 27, 2015 by HOSPITALITY INVESTORS TRUST OPERATING PARTNERSHIP, L.P., HOSPITALITY INVESTORS TRUST, INC., Nicholas S. Schorsch, William M. Kahane, Edward M. Weil, Jr., Peter M. Budko for the benefit of W2007 EQUITY INNS SENIOR MEZZ, LLC.

10.28(7)
Mandatory Redemption Guaranty (Pool II) dated as of February 27, 2015, by HOSPITALITY INVESTORS TRUST OPERATING PARTNERSHIP, L.P., HOSPITALITY INVESTORS TRUST, INC., Nicholas S. Schorsch, William M. Kahane, Edward M. Weil, Jr., Peter M. Budko for the benefit of W2007 EQUITY INNS PARTNERSHIP, L.P. and W2007 EQUITY INNS TRUST.

10.29(15)
Release (Pool I) dated as of December 2, 2015 from W2007 Equity Inns Senior Mezz, LLC, Whitehall Street Global Real Estate Limited Partnership 2007, Whitehall Parallel Global Real Estate Limited Partnership 2007, and certain other parties thereto, in favor of Nicholas S. Schorsch, William M. Kahane, Edward M. Weil, and Peter M. Budko.

10.30(15)
Release (Pool II) dated as of December 2, 2015 from W2007 Equity Inns Partnership, L.P. and W2007 Equity Inns Trust, in favor of Nicholas S. Schorsch, William M. Kahane, Edward M. Weil, and Peter M. Budko.

10.31(8)
Agreement of Purchase and Sale, dated June 2, 2015, by and among WS CINCINNATI, LLC, WS COLLEGE STATION JV, LLC, WS-CNO JV, LLC, WS-FNO, LLC, WS SPHERICAL STONE, LLC, and AMERICAN REALTY CAPITAL HOSPITALITY PORTFOLIO WSC, LLC.

10.32(8)	Real Estate Purchase and Sale Agreement, dated June 2, 2015, by and among SUMMIT HOTEL OP, LP and certain related sellers and HIT PORTFOLIO SMT, LLC.
10.33(8)	Real Estate Purchase and Sale Agreement, dated June 2, 2015, by and among SUMMIT HOTEL OP, LP and certain related sellers and HIT PORTFOLIO SMT, LLC.
10.34(8)	Form of Agreement of Purchase and Sale, dated June 15, 2015, by and among certain related sellers of the NOBLE INVESTMENT GROUP and HIT PORTFOLIO NBL, LLC.
10.35(8)	Side Letter Agreement, dated June 15, 2015, by and among certain related sellers of the NOBLE INVESTMENT GROUP and HIT PORTFOLIO NBL, LLC.

Exhibit No.	Description
10.36(9)	Letter Agreement, dated July 15, 2015, by and among SUMMIT HOTEL OP, LP and certain related sellers and HIT PORTFOLIO SMT, LLC.
10.37(9)	Letter Agreement, dated July 15, 2015, by and among SUMMIT HOTEL OP, LP and certain related sellers and HIT PORTFOLIO SMT, LLC.
10.38(10)	Loan Agreement, dated as of October 6, 2015, among the borrower entities party thereto, Ladder Capital Finance LLC and German American Capital Corporation.
10.39(10)	Guaranty of Recourse Obligations dated as of October 6, 2015, by Hospitality Investors Trust, Inc. in favor of Ladder Capital Finance LLC and German American Capital Corporation.
10.40(10)
Environmental Indemnity Agreement, dated as of October 6, 2015, among the borrower entities party thereto, Hospitality Investors Trust, Inc. Ladder Capital Finance LLC and German American Capital Corporation.

10.41(11)
Amended and Restated Term Loan Agreement dated as of October 15, 2015, by and among Hospitality Investors Trust, Inc. and Hospitality Investors Trust Operating Partnership, L.P., as guarantors, and certain wholly-owned subsidiaries of Hospitality Investors Trust Operating Partnership, L.P., as borrowers, Deutsche Bank AG New York Branch, as administrative agent, Deutsche Bank Securities Inc. and BMO Capital Markets, as joint lead arrangers and joint book-running managers and Bank of Montreal, as syndication agent.

10.42(12)
First Amendment to the Agreement for Sale and Purchase dated as of July 13, 2015, by and between WS CINCINNATI, LLC, WS COLLEGE STATION JV, LLC, WS-CNO JV, LLC, WS-FNO, LLC, WS SPHERICAL STONE, LLC, and AMERICAN REALTY CAPITAL HOSPITALITY PORTFOLIO WSC, LLC.

10.43(12)
Second Amendment to the Agreement for Sale and Purchase dated as of July 13, 2015, by and between WS CINCINNATI, LLC, WS COLLEGE STATION JV, LLC, WS-CNO JV, LLC, WS-FNO, LLC, WS SPHERICAL STONE, LLC, and AMERICAN REALTY CAPITAL HOSPITALITY PORTFOLIO WSC, LLC.

10.44(12)
Third Amendment to the Agreement for Sale and Purchase dated as of August 3, 2015, by and between WS CINCINNATI, LLC, WS COLLEGE STATION JV, LLC, WS-CNO JV, LLC, WS-FNO, LLC, WS SPHERICAL STONE, LLC, and AMERICAN REALTY CAPITAL HOSPITALITY PORTFOLIO WSC, LLC.

10.45(12)
Fourth Amendment to the Agreement for Sale and Purchase dated as of October 8, 2015, by and between WS CINCINNATI, LLC, WS COLLEGE STATION JV, LLC, WS-CNO JV, LLC, WS-FNO, LLC, WS SPHERICAL STONE, LLC, and AMERICAN REALTY CAPITAL HOSPITALITY PORTFOLIO WSC, LLC.

10.46(12)
Fifth Amendment to the Agreement for Sale and Purchase dated as of October 27, 2015, by and between WS CINCINNATI, LLC, WS COLLEGE STATION JV, LLC, WS-CNO JV, LLC, WS-FNO, LLC, WS SPHERICAL STONE, LLC, and AMERICAN REALTY CAPITAL HOSPITALITY PORTFOLIO WSC, LLC.

10.47(12)	First Amendment to Loan Agreement, dated as of October 28, 2015, among the borrower entities party thereto, Ladder Capital Finance LLC and German American Capital Corporation.
10.48(12)	Amendment to Agreement of Purchase and Sale, dated October 15, 2015 by and among certain related sellers of the NOBLE INVESTMENT GROUP and HIT PORTFOLIO NBL, LLC.
10.49(12)	Letter Agreement, dated August 21, 2015, by and among SUMMIT HOTEL OP, LP and certain related sellers and HIT PORTFOLIO SMT, LLC.
10.50(12)	Letter Agreement, dated August 21, 2015, by and among SUMMIT HOTEL OP, LP and certain related sellers and HIT PORTFOLIO SMT, LLC.
10.51(12)	Letter Agreement, dated October 15, 2015, by and among SUMMIT HOTEL OP, LP and certain related sellers and HIT PORTFOLIO SMT, LLC.
10.52(12)	Letter Agreement, dated October 20, 2015, by and among SUMMIT HOTEL OP, LP and certain related sellers and HIT PORTFOLIO SMT, LLC.
10.53(12)
First Amendment, dated November 11, 2015, to the Advisory Agreement, dated as of January 7, 2014, among Hospitality Investors Trust, Inc., Hospitality Investors Trust Operating Partnership, L.P. and American Realty Capital Hospitality Advisors, LLC.

10.54(14)	Loan Agreement dated as of February 11, 2016, between American Realty Capital Hospitality Trust, as Borrower and Summit Hotel OP, LP, as Lender.
10.55(14)	Letter Agreement, dated February 11, 2016, by and among Summit Hotel OP, LP and certain related sellers and American Realty Capital Hospitality Portfolio SMT ALT, LLC.
10.56(14)
Amendment No. 1 dated as of February 11, 2016, to the Amended and Restated Term Loan Agreement dated as of October 15, 2015, by and among Hospitality Investors Trust, Inc. and Hospitality Investors Trust Operating Partnership, L.P., as guarantors, and certain wholly owned subsidiaries of Hospitality Investors Trust Operating Partnership, L.P., as borrowers, Deutsche Bank AG New York Branch, as administrative agent, Deutsche Bank Securities Inc. and BMO Capital Markets, as joint lead arrangers and joint book-running managers and Bank of Montreal, as syndication agent.

10.57(3)	Form of Management Agreement by and between Taxable REIT Subsidiary and American Realty Capital Hospitality Properties, LLC. (Crestline form).

Exhibit No.	Description
10.58(15)	Form of Management Agreement by and between Taxable REIT Subsidiary and American Realty Capital Hospitality Grace Portfolio, LLC (Hilton Form).
10.59(15)	Form of Management Agreement by and between Taxable REIT Subsidiary and American Realty Capital Hospitality Grace Portfolio, LLC (McKibbon Form).
10.60(15)	Form of Management Agreement by and between Taxable REIT Subsidiary and American Realty Capital Hospitality Grace Portfolio, LLC (Inn Ventures Form).
10.61(15)	Form of Management Agreement by and between Taxable REIT Subsidiary and American Realty Capital Hospitality Properties, LLC (Interstate Form).
10.62(3)	Form of Sub-Property Management Agreement among American Realty Capital Hospitality Properties, LLC and Crestline Hotels & Resorts, LLC.
10.63(15)	Mezzanine Loan Agreement, dated as of April 11, 2014, between GERMAN AMERICAN CAPITAL CORPORATION and WNT MEZZI, LLC.
10.64(15)	First Amendment to Mezzanine Loan Agreement, dated as of June 18, 2014, between GERMAN AMERICAN CAPITAL CORPORATION and WNT MEZZI, LLC.
10.65(15)	Mortgage Loan Agreement, dated as of April 11, 2014, between GERMAN AMERICAN CAPITAL CORPORATION, W2007 EQUITY INNS REALTY, LLC and W2007 EQUITY INNS REALTY, L.P.
10.66(15)	First Amendment to Mortgage Loan Agreement, dated as of June 18, 2014, between GERMAN AMERICAN CAPITAL CORPORATION, W2007 EQUITY INNS REALTY, LLC and W2007 EQUITY INNS REALTY, L.P.
10.67(15)
Sixth Amendment to the Agreement for Sale and Purchase dated as of December 2, 2015, by and between WS CINCINNATI, LLC, WS COLLEGE STATION JV, LLC, WS-CNO JV, LLC, WS-FNO, LLC, WS SPHERICAL STONE, LLC, and AMERICAN REALTY CAPITAL HOSPITALITY PORTFOLIO WSC, LLC.

10.68(15)
Seventh Amendment to the Agreement for Sale and Purchase dated as of December 8, 2015, by and between WS CINCINNATI, LLC, WS COLLEGE STATION JV, LLC, WS-CNO JV, LLC, WS-FNO, LLC, WS SPHERICAL STONE, LLC, and AMERICAN REALTY CAPITAL HOSPITALITY PORTFOLIO WSC, LLC.

10.69(15)	Amendment to Agreement of Purchase and Sale, dated December 23, 2015 by and among certain related sellers of the NOBLE INVESTMENT GROUP and HIT PORTFOLIO NBL, LLC.
10.70(15)	Letter Agreement, dated January 26, 2016, by and among certain related sellers of Noble Investment Group and HIT Portfolio NBL, LLC.
10.71(15)
Second Amendment dated March 24, 2016 to the Advisory Agreement, dated as of January 7, 2014, among Hospitality Investors Trust, Inc., Hospitality Investors Trust Operating Partnership, L.P. and American Realty Capital Hospitality Advisors, LLC.

10.72(19)
Securities Purchase, Voting and Standstill Agreement, dated as of January 12, 2017, by and among Hospitality Investors Trust, Inc., American Realty Capital Hospitality Operating Partnership, LP and Brookfield Strategic Real Estate Partners II Hospitality REIT II LLC.

10.73(19)
Framework Agreement, dated as of January 12, 2017, by and among American Realty Capital Hospitality Advisors, LLC, American Realty Capital Hospitality Properties, LLC, American Realty Capital Hospitality Grace Portfolio, LLC, Crestline Hotels & Resorts, LLC, Hospitality Investors Trust, Inc., American Realty Capital Hospitality Operating Partnership, LP, American Realty Capital Hospitality Special Limited Partnership, LLC, and solely in connection with Sections 7(b), 7(d), 8, 9 and 10 through 22 (inclusive) thereto, Brookfield Strategic Real Estate Partners II Hospitality REIT II LLC.

10.74(19)	Letter Agreement, dated as of January 12, 2017, by and among Summit Hotel OP, LP and certain related sellers and American Realty Capital Hospitality Portfolio SMT ALT, LLC.
10.75(19)	First Amendment, dated as of January 12, 2017, to the Loan Agreement, dated as of February 11, 2016, between Hospitality Investors Trust, Inc. as Borrower and Summit Hotel OP, LP, as Lender.
10.76(19)	Loan Agreement, dated as of January 12, 2017, between Hospitality Investors Trust, Inc. as Borrower and Summit Hotel OP, LP, as Lender.
10.77(20)	Ownership Limit Waiver Agreement, dated as of March 31, 2017, between Hospitality Investors Trust, Inc. and Brookfield Strategic Real Estate Partners II Hospitality REIT II LLC.
10.78(20)
Registration Rights Agreement, dated as of March 31, 2017, by and among Hospitality Investors Trust, Inc., Brookfield Strategic Real Estate Partners II Hospitality REIT II LLC, American Realty Capital Hospitality Advisors, LLC and American Realty Capital Hospitality Properties, LLC.

10.79(20)
Transition Services Agreement, dated as of March 31, 2017, by and among American Realty Capital Hospitality Advisors, LLC, Hospitality Investors Trust, Inc. and Hospitality Investors Trust Operating Partnership, L.P.

10.80(20)	Transition Services Agreement, dated as of March 31, 2017, by and among Crestline Hotels & Resorts LLC, Hospitality Investors Trust, Inc. and Hospitality Investors Trust Operating Partnership, L.P.

Exhibit No.	Description
10.81(20)
Assignment and Amendment of Current Management Agreement, dated as of March 31, 2017, by and among American Realty Capital Hospitality Grace Portfolio, LLC, Crestline Hotels & Resorts, LLC, HIT Portfolio I TRS, LLC, HIT Portfolio I NTC TRS, LP and HIT Portfolio I MISC TRS, LLC.

10.82(20)
Assignment and Amendment of Current Management Agreement, dated as of March 31, 2017, by and among American Realty Capital Hospitality Grace Portfolio, LLC, Crestline Hotels & Resorts, LLC, HIT Portfolio II NTC TRS, LP, HIT Portfolio II TRS, LLC and HIT Portfolio II MISC TRS, LLC.

10.83(20)
Assignment and Amendment of Management Agreement, dated as of March 31, 2017, by and among American Realty Capital Hospitality Grace Portfolio, LLC, Crestline Hotels & Resorts, LLC, HIT Portfolio I TRS, LLC, HIT Portfolio I NTC TRS, LP, HIT Portfolio II NTC TRS, LP, HIT Portfolio I DEKS TRS, LLC and HIT Portfolio I KS TRS, LLC.

10.84(20)
Assignment and Amendment of Crestline SWN Management Agreement, dated as of March 31, 2017, by and among American Realty Capital Hospitality Properties, LLC, Crestline Hotels & Resorts, LLC, HIT SWN INT NTC TRS, LP, HIT SWN TRS, LLC and HIT SWN CRS NTC TRS, LP.

10.85(20)
Assignment and Amendment of Management Agreement, dated as of March 31, 2017, by and among American Realty Capital Hospitality Properties, LLC, Crestline Hotels & Resorts, LLC, HIT TRS Baltimore, LLC, HIT TRS Providence, LLC, HIT TRS GA Tech, LLC and HIT TRS Stratford, LLC.

10.86(20)
Omnibus Agreement for Termination of Sub-Management Agreements, dated as of March 31, 2017, by and among American Realty Capital Hospitality Grace Portfolio, LLC, American Realty Capital Hospitality Properties, LLC, Crestline Hotels & Resorts, LLC and Crestline Hotels Ohio BEVCO, LLC.

10.87(20)
Omnibus Agreement for Termination of Management Agreements, dated as of March 31, 2017, by and among HIT Portfolio I HIL TRS, LLC, HIT Portfolio I NTC HIL TRS, LP, HIT Portfolio II HIL TRS, LLC, HIT II NTC HIL TRS, LP, HIT Portfolio I MCK TRS, LLC, HIT Portfolio I NTC TRS, LP, HIT Portfolio II MISC TRS, LLC, HIT Portfolio II NTC TRS, LP, HIT Portfolio I MISC TRS, LLC, HIT SWN INT NTC TRS, LP, HIT SWN TRS, LLC, American Realty Capital Hospitality Grace Portfolio, LLC and American Realty Capital Hospitality Properties, LLC.

10.88(20)
Omnibus Assignment and Amendment of Management Agreement, dated as of March 31, 2017, by and among American Realty Capital Hospitality Grace Portfolio, LLC, HIT Portfolio I HIL TRS, LLC, HIT Portfolio I NTC HIL TRS, LP, HIT Portfolio II HIL TRS, LLC, HIT Portfolio II NTC HIL TRS, LP, Hampton Inns Management LLC and Homewood Suites Management LLC.

10.89(20)
Assignment and Amendment of Management Agreements, dated as of March 31, 2017, by and among American Realty Capital Hospitality Grace Portfolio, LLC, HIT Portfolio I MCK TRS, LLC, HIT Portfolio I NTC TRS, LP, HIT Portfolio II NTC TRS, LP, HIT Portfolio II MISC TRS, LLC and McKibbon Hotel Management, Inc.

10.90(20)	Assignment and Amendment of Management Agreements, dated March 31, 2017, by and among American Realty Capital Hospitality Grace Portfolio, LLC, HIT Portfolio I MISC TRS, LLC and Innventures IVI, LP.
10.91(20)
Assignment and Assumption Agreement, dated March 31, 2017, by and among American Realty Capital Hospitality Advisors, LLC, AR Global Investment, LLC and Hospitality Investors Trust Operating Partnership, L.P.

10.92(20)
Mutual Waiver and Release, dated as of March 31, 2017 by and among American Realty Capital Hospitality Advisors, LLC, American Realty Capital Hospitality Properties, LLC, American Realty Capital Hospitality Grace Portfolio, LLC, Crestline Hotels & Resorts, LLC, Hospitality Investors Trust, Inc., Hospitality Investors Trust Operating Partnership, L.P., American Realty Capital Hospitality Special Limited Partnership, LLC and Brookfield Strategic Real Estate Partners II Hospitality REIT II LLC.

10.93(20)
Trademark License Agreement, dated as of March 31, 2017, by and between (i) AR Capital, LLC and American Realty Capital Hospitality Advisors, LLC and (ii) Hospitality Investors Trust, Inc. and Hospitality Investors Trust Operating Partnership, L.P.

10.94(20)	First Amendment, dated as of March 31, 2017, to the Amended and Restated Limited Liability Company Agreement of HIT Portfolio I Holdco, LLC, dated as of February 27, 2015.
10.95(20)	Second Amendment, dated as of March 31, 2017, to the Amended and Restated Limited Liability Company Agreement of HIT Portfolio II Holdco, LLC, dated as of February 27, 2015.
10.96(20)	Amended and Restated Employee and Director Incentive Restricted Share Plan of Hospitality Investors Trust, Inc.
10.97(20)	Form of Restricted Share Unit Award Agreement (officers).
10.98(20)	Employment Agreement, dated as of March 31, 2017, by and between Jonathan P. Mehlman and Hospitality Investors Trust, Inc.
10.99(20)	Employment Agreement, dated as of March 31, 2017, by and between Edward Hoganson and Hospitality Investors Trust, Inc.

Exhibit No.	Description
10.100(20)	Employment Agreement, dated as of March 31, 2017, by and between Paul C. Hughes and Hospitality Investors Trust, Inc.
10.101(20)	Compensation Payment Agreement, dated as of March 31, 2017, by and among Hospitality Investors Trust, Inc., Lowell G. Baron, Bruce G. Wiles and BSREP II Hospitality II Board LLC
10.102(20)	Form of Indemnification Agreement.
21.1(*)	List of Subsidiaries
23.1(*)	Consent of KPMG LLP
31.1(*)	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2(*)	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32(*)
Written statements of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1(16)	Amended and Restated Share Repurchase Program effective as of February 28, 2016
101(*)
XBRL (eXtensible Business Reporting Language). The following materials from Hospitality Investors Trust, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statements of Changes in Stockholders' Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

* Filed herewith

1.	Filed as an exhibit to Pre-Effective Amendment No. 2 to the Company's Registration Statement on Form S-11/A with the SEC on November 14, 2013.

2.	Filed as an exhibit to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11/A with the SEC on December 9, 2013.

3.	Filed as an exhibit to Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11/A with the SEC on December 13, 2013.

4.	Filed as an exhibit to the Company’s Form 10-K filed with the SEC on April 7, 2014.

5.	Filed as an exhibit to the Company’s Form 10-Q filed with the SEC on August 14, 2014.

6.	Filed as an exhibit to the Company’s Form 10-Q filed with the SEC on November 14, 2014.

7.	Filed as an exhibit to the Company’s Form 10-K filed with the SEC on March 31, 2015.

8.
Filed as an exhibit to the Company’s Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 6 to the Registration Statement on Form S-11 filed with the Securities and Exchange Commission on July 17, 2015.

9.	Filed as an exhibit to the Company’s Form 10-Q filed with the SEC on August 12, 2015.

10.	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 13, 2015.

11.	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 20, 2015.

12.	Filed as an exhibit to the Company’s Form 10-Q filed with the SEC on November 16, 2015.

13.	Filed as Appendix A to the Company's Registration Statement on Form S-3 filed with the SEC on January 4, 2016.

14.	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on February 16, 2016.

15.	Filed as an exhibit to the Company’s Form 10-K filed with the SEC on March 28, 2016.

16.	Filed as an exhibit to the Company’s Form 10-Q filed with the SEC on May 11, 2016.

17.	Filed as an exhibit to the Company’s Form 10-Q filed with the SEC on August 12, 2016.

18.	Filed as an exhibit to the Company's Form 10-Q filed with the SEC on November 10, 2016.

19.	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on January 13, 2017.

20.	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on March 31, 2017.

Item 16. Form 10-K Summary.
Not applicable.
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this day of March 31, 2017.

Hospitality Investors Trust, Inc.
By	/s/ Jonathan P. Mehlman
Jonathan P. Mehlman
CHIEF EXECUTIVE OFFICER AND PRESIDENT
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date
/s/ Jonathan P. Mehlman	Director, Chief Executive Officer and President (Principal Executive Officer)	March 31, 2017
Jonathan P. Mehlman

/s/ Edward T. Hoganson	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 31, 2017
Edward T. Hoganson

Chairman of the Board of Directors
Bruce G. Wiles

/s/ Stanley R. Perla	Lead Independent Director	March 31, 2017
Stanley R. Perla

/s/ Abby M. Wenzel	Independent Director	March 31, 2017
Abby M. Wenzel

Director
Lowell G. Baron

HOSPITALITY INVESTORS TRUST, INC.

INDEX TO FINANCIAL STATEMENTS

Hospitality Investors Trust, Inc.
Audited Consolidated/Combined Financial Statements:
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2016 and December 31, 2015	F-3
Consolidated/Combined Statements of Operations and Comprehensive Loss of the Successor for the Years Ended December 31, 2016 and December 31, 2015 and for the Period from March 21 to December 31, 2014, and of the Predecessor for the Period from January 1 to March 20, 2014

F-4
Consolidated/Combined Statement of Changes in Equity for the Years Ended December 31, 2016, December 31, 2015, and December 31, 2014	F-5
Consolidated/Combined Statements of Cash Flows of the Successor for the Years Ended December 31, 2016 and December 31, 2015 and from March 21 to December 31, 2014, and of the Predecessor for the Period from January 1 to March 20, 2014

F-7
Notes to Consolidated/Combined Financial Statements	F-10

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Hospitality Investors Trust, Inc.:

We have audited the accompanying consolidated balance sheets as of December 31, 2016 and December 31, 2015 of Hospitality Investors Trust, Inc. and subsidiaries, (formerly American Realty Capital Hospitality Trust, Inc.) and the related consolidated statements of operations and comprehensive income (loss), changes in equity, and cash flows for the years ended December 31, 2016 and 2015 and the period from March 21, 2014 to December 31, 2014 (successor) and the combined statements of operations and comprehensive income (loss), changes in equity, and cash flows for the period from January 1, 2014 to March 20, 2014 (predecessor). In connection with the audits of the consolidated and combined financial statements, we have also audited the financial statement schedule III. These consolidated and combined financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated and combined financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated and combined financial statements referred to above present fairly, in all material respects, the financial position of Hospitality Investors Trust, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for the years ended December 31, 2016 and 2015 and the period from March 20, 2014 to December 31, 2014 (successor), and the period from January 1, 2014 to March 21, 2014 (predecessor) in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, with all material respects, the information set forth therein.

/s/ KPMG LLP
McLean, Virginia
March 31, 2017

HOSPITALITY INVESTORS TRUST, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)

	December 31, 2016	December 31, 2015
ASSETS
Real estate investments:
Land	$339,819	$317,871
Buildings and improvements	1,838,594	1,729,960
Furniture, fixtures and equipment	212,994	163,516
Total real estate investments	2,391,407	2,211,347
Less: accumulated depreciation and amortization	(169,486)	(70,648)
Total real estate investments, net	2,221,921	2,140,699
Cash and cash equivalents	42,787	46,829
Acquisition deposits	7,500	40,504
Restricted cash	35,050	71,288
Investments in unconsolidated entities	3,490	3,458
Below-market lease asset, net	9,827	10,225
Prepaid expenses and other assets	32,836	34,836
Total Assets	$2,353,411	$2,347,839

LIABILITIES, NON-CONTROLLING INTEREST AND EQUITY
Mortgage notes payable, net	$1,410,925	$1,341,033
Promissory notes payable, net	23,380	—
Mandatorily redeemable preferred securities, net	288,265	291,796
Accounts payable and accrued expenses	68,519	67,255
Due to Related Parties	2,879	6,546
Total Liabilities	$1,793,968	$1,706,630
Equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized, 38,493,430 and 36,300,777 shares issued and outstanding as of December 31, 2016, and December 31, 2015, respectively	385	363
Additional paid-in capital	843,149	793,786
Deficit	(286,852)	(155,680)
Total equity of Hospitality Investors Trust, Inc. stockholders	556,682	638,469
Non-controlling interest - consolidated variable interest entity	2,761	$2,740
Total Equity	$559,443	$641,209
Total Liabilities, Non-controlling Interest and Equity	$2,353,411	$2,347,839

The accompanying notes are an integral part of these statements.

HOSPITALITY INVESTORS TRUST, INC.

CONSOLIDATED/COMBINED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except for share and per share data)

	Successor			Predecessor
	Year Ended December 31, 2016	Year Ended December 31, 2015	For the Period from March 21, 2014 to December 31, 2014	For the Period from January 1, 2014 to March 20, 2014
Revenues
Rooms	$566,633	$420,617	$26,163	$6,026
Food and beverage	20,039	15,908	5,612	1,543
Other	12,920	9,659	3,096	676
Total revenue	$599,592	$446,184	$34,871	$8,245
Operating expenses
Rooms	139,169	99,543	5,411	1,405
Food and beverage	15,986	12,774	3,785	1,042
Management fees	42,560	22,107	1,498	289
Other property-level operating expenses	230,546	171,488	13,049	3,490
Depreciation and amortization	101,007	68,500	2,796	994
Impairment of real estate investments	2,399	—	—	—
Rent	6,714	6,249	3,879	933
Total operating expenses	$538,381	$380,661	$30,418	$8,153
Income from operations	$61,211	$65,523	$4,453	$92
Interest expense	(92,264)	(80,667)	(5,958)	(531)
Acquisition and transaction related costs	(25,270)	(64,513)	(10,884)	—
Other income (expense)	1,169	(491)	103	—
Equity in earnings (losses) of unconsolidated entities	399	238	352	(166)
General and administrative	(15,806)	(11,621)	(2,316)	—
Total other expenses, net	$(131,772)	$(157,054)	$(18,703)	$(697)
Net loss before taxes	$(70,561)	$(91,531)	$(14,250)	$(605)
Provision for income taxes	1,371	3,106	591	—
Net loss and comprehensive loss	$(71,932)	$(94,637)	$(14,841)	$(605)
Less: Net income attributable to non-controlling interests	315	189	—	—
Net loss attributable to Hospitality Investors Trust, Inc.	$(72,247)	$(94,826)	$(14,841)	$(605)
Basic and diluted net loss per share	$(1.86)	$(3.61)	$(3.04)	N/A
Basic and diluted weighted average shares outstanding	38,732,949	26,247,563	4,874,229	N/A
___________________________________________________
NA - not applicable

The accompanying notes are an integral part of these statements.

HOSPITALITY INVESTORS TRUST, INC.

CONSOLIDATED/COMBINED STATEMENT OF CHANGES IN EQUITY
(In thousands, except for share data)

	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Deficit	Total Equity of American Realty Capital Hospitality Trust, Inc. Stockholders	Non-controlling Interest	Members' Equity	Total Non-controlling Interest and Equity
Balance, December 31, 2013	8,888	$—	$200	$(6)	$194	$—	$88,496	$194
Issuance of common stock, net	105,609	1	2,417	—	2,418	—	—	2,418
Net loss attributable to Hospitality Investors Trust, Inc.	—	—	—	—	—	—	(605)	—
Distributions	—	—	—	—	—	—	(800)	—
Common stock offering costs, commissions and dealer manager fees	—	—	(1,529)	—	(1,529)	—	—	(1,529)
Balance, March 20, 2014	114,497	$1	$1,088	$(6)	$1,083	$—	$87,091	$1,083
Proceeds received from Successor for the assets of Predecessor	—	—	—	—	—	—	(87,091)	—
Issuance of common stock, net	9,984,711	100	248,615	—	248,715	—	—	248,715
Net loss attributable to Hospitality Investors Trust, Inc.	—	—	—	(14,841)	(14,841)	—	—	(14,841)
Dividends paid or declared	—	—	—	(4,839)	(4,839)	—	—	(4,839)
Common stock issued through Distribution Reinvestment Plan	63,998	1	1,520	—	1,521	—	—	1,521
Share-based payments	—	—	22	—	22	—	—	22
Common stock offering costs, commissions and dealer manager fees	—	—	(29,866)	—	(29,866)	—	—	(29,866)
Balance, December 31, 2014	10,163,206	$102	$221,379	$(19,686)	$201,795	$—	$—	$201,795
Issuance of common stock, net	25,373,352	253	631,526	—	631,779	—	—	631,779
Net loss attributable to Hospitality Investors Trust, Inc.	—	—	—	(94,826)	(94,826)	—	—	(94,826)
Net income attributable to non-controlling interest	—	—	—	—	—	189	—	189
Non-controlling interest - consolidated variable interest entity	—	—	—	—	—	2,551	—	2,551
Dividends paid or declared	—	—	—	(41,168)	(41,168)	—	—	(41,168)
Common stock issued through Distribution Reinvestment Plan	764,219	8	18,150	—	18,158	—	—	18,158

Share-based payments	—	—	74	—	74	—	—	74
Common stock offering costs, commissions and dealer manager fees	—	—	(77,343)	—	(77,343)	—	—	(77,343)
Balance, December 31, 2015	36,300,777	$363	$793,786	$(155,680)	$638,469	$2,740	$—	$641,209
Issuance of common stock, net	61,181	1	1,146	—	1,147	—	—	1,147
Net loss attributable to Hospitality Investors Trust, Inc.	—	—	—	(72,247)	(72,247)	—	—	(72,247)
Net income attributable to non-controlling interest	—	—	—	—	—	315	—	315
Dividends paid or declared	1,732,822	17	38,697	(58,925)	(20,211)	(294)	—	(20,505)
Common stock issued through Distribution Reinvestment Plan	398,650	4	9,464	—	9,468	—	—	9,468
Share-based payments	—	—	66	—	66	—	—	66
Common stock offering costs, commissions and dealer manager fees	—	—	(10)	—	(10)	—	—	(10)
Balance, December 31, 2016	38,493,430	$385	$843,149	$(286,852)	$556,682	$2,761	$—	$559,443

The accompanying notes are an integral part of these statements.

HOSPITALITY INVESTORS TRUST, INC.

CONSOLIDATED/COMBINED STATEMENTS OF CASH FLOWS
(In thousands)

	Successor			Predecessor
	Year Ended December 31, 2016	Year Ended December 31, 2015	For the Period from March 21, 2014 to December 31, 2014	For the Period from January 1, 2014 to March 20, 2014
Cash flows from operating activities:
Net loss	$(71,932)	$(94,637)	$(14,841)	$(605)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	101,007	68,500	2,796	994
Impairment of long-lived assets	2,399	—	—	—
Gain on sale of hotel	(2,539)	—	—	—
Amortization and write-off of deferred financing costs	9,547	11,161	595	75
Change in fair value of contingent consideration	1,455	780	—	—
Loss of acquisition deposits	22,000	—	—	—
Other adjustments, net	363	768	454	166
Changes in assets and liabilities:
Prepaid expenses and other assets	2,982	(15,175)	(7,923)	(581)
Restricted cash	(389)	(11,602)	(783)	—
Due to Related Parties	(3,399)	1,259	5,042	—
Accounts payable and accrued expenses	6,352	45,453	5,010	(605)
Net cash provided by (used in) operating activities	$67,846	$6,507	$(9,650)	$(556)

Cash flows from investing activities:
Acquisition of hotel assets, net of cash acquired	(69,892)	(629,760)	(41,388)	—
Proceeds from sale of hotel, net	12,710	—	—	—
Real estate investment improvements and purchases of property and equipment	(91,311)	(46,523)	(3,659)	(83)
Acquisition deposits	—	(40,504)	(75,000)	—
Change in restricted cash related to real estate improvements	36,627	(55,259)	(2,035)	(468)
Net cash used in investing activities	$(111,866)	$(772,046)	$(122,082)	$(551)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	678	631,698	249,569	—
Payments of offering costs and fees related to equity issuances	(1,055)	(79,280)	(28,071)	—
Dividends/Distributions paid	(11,500)	(19,153)	(1,950)	(800)
Affiliate financing advancement	—	—	2,570	—
Repayments of promissory and mortgage notes payable	(13,473)	(291,849)	—	(137)
Payment of deferred consideration payable	—	(3,500)	—	—

HOSPITALITY INVESTORS TRUST, INC.

CONSOLIDATED/COMBINED STATEMENTS OF CASH FLOWS
(In thousands)

Affiliate financing repayment	—	—	(3,214)	—
Proceeds from affiliate note payable used to fund acquisition deposit	—	—	40,500	—
Repayment of affiliate note payable used to fund acquisition deposit	—	—	(40,500)	—
Mandatorily redeemable preferred securities redemptions	(4,335)	(152,574)	—	—
Proceeds from mortgage notes payable	70,384	624,100	45,500	—
Proceeds from promissory note payable	—	—	1,775	—
Deferred financing fees	(721)	(27,944)	(2,586)	—
Restricted cash for debt service		(991)	—	—
Net cash provided by (used in) financing activities	$39,978	$680,507	$263,593	$(937)
Net change in cash and cash equivalents	(4,042)	(85,032)	131,861	(2,044)
Cash and cash equivalents, beginning of period	46,829	131,861	—	10,520
Cash and cash equivalents, end of period	$42,787	$46,829	$131,861	$8,476

		Successor		Predecessor
	Year Ended December 31, 2016	Year Ended December 31, 2015	For the Period from March 21, 2014 to December 31, 2014	For the Period from January 1, 2014 to March 20, 2014
Supplemental disclosure of cash flow information:
Interest paid	$84,683	$68,108	$4,645	$458
Income taxes paid	$763	$6,408	$760	—
Non-cash investing and financing activities:
Reclassification of deferred offering costs to additional paid-in capital	—	—	$1,505	—
Offering costs payable	—	$308	$2,481	—
Real estate investment improvements and purchases of property and equipment in accounts payable and accrued expenses	$12,478	$17,518	$1,033	—
Proceeds receivable from stock sales	$—	$90	$1,564	—
Seller financed acquisition	$20,000	—	$58,074	—
Seller financed acquisition deposit	$7,500	—	—	—
Seller financing of investment in unconsolidated entities	—	—	$5,000	—
Mortgage and mezzanine debt assumed on real estate investments	—	$904,185	—	—
Mandatorily redeemable preferred securities issued in acquisition of property and equipment	—	$447,097	—	—
Contingent consideration on acquisition	—	—	$2,268	—
Deferred consideration on acquisition	—	—	$3,400	—
Dividends declared but not paid	$4,765	$4,936	$1,368	—
Common stock issued through distribution reinvestment plan	$9,468	$18,150	$1,520	—

HOSPITALITY INVESTORS TRUST, INC.

CONSOLIDATED/COMBINED STATEMENTS OF CASH FLOWS
(In thousands)

The accompanying notes are an integral part of these statements.

HOSPITALITY INVESTORS TRUST, INC.

NOTES TO CONSOLIDATED/COMBINED FINANCIAL STATEMENTS

Note 1 - Organization
Hospitality Investors Trust, Inc. (the "Company") was incorporated on July 25, 2013 as a Maryland corporation and qualified as a REIT beginning with the taxable year ended December 31, 2014. The Company was formed primarily to acquire lodging properties in the midscale limited service, extended stay, select service, upscale select service, and upper upscale full service segments within the hospitality sector. As of December 31, 2016, the Company had acquired or had an interest in a total of 141 hotels with a total of 17,193 guestrooms located in 32 states. As of December 31, 2016, all but one of these hotels operated under a franchise or license agreement with a national brand owned by one of Hilton Worldwide, Inc., Marriott International, Inc., Hyatt Hotels Corporation, Intercontinental Hotels Group and Red Lion Hotels Corporation or one of their respective subsidiaries or affiliates.
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
On November 15, 2015, the Company suspended its IPO, and, on November 18, 2015, Realty Capital Securities, LLC (the "Former Dealer Manager"), the dealer manager of the IPO, suspended sales activities, effective immediately. On December 31, 2015, the Company terminated the Former Dealer Manager as the dealer manager of our IPO.
On March 28, 2016, the Company announced that, because it required funds in addition to operating cash flow and cash on hand to meet its capital requirements, beginning with distributions payable with respect to April 2016 the Company would pay distributions to its stockholders in shares of common stock instead of cash.
On July 1, 2016, the Company's board of directors approved an estimated net asset value per share of common stock (“Estimated Per-Share NAV”) equal to $21.48 based on an estimated fair value of the Company's assets less the estimated fair value of our liabilities, divided by 36,636,016 shares of common stock outstanding on a fully diluted basis as of March 31, 2016, which was published on the same date. This was the first time that the Company's board of directors determined an Estimated Per- Share NAV.. It is currently anticipated that the Company will publish an updated Estimated Per-Share NAV on at least an annual basis.
On January 7, 2017, the third anniversary of the commencement of the IPO, it terminated in accordance with its terms.
On January 12, 2017, the Company along with its operating partnership, Hospitality Investors Trust Operating Partnership, L.P. (then known as American Realty Capital Hospitality Operating Partnership, L.P. the “OP”), entered into (i) a Securities Purchase, Voting and Standstill Agreement (the “SPA”) with Brookfield Strategic Real Estate Partners II Hospitality REIT II LLC (the “Brookfield Investor”), as well as related guarantee agreements with certain affiliates of the Brookfield Investor, and (ii) a Framework Agreement (the “Framework Agreement”) with the Company’s advisor, American Realty Capital Hospitality Advisors, LLC (the “Advisor”), the Company’s property managers, American Realty Capital Hospitality Properties, LLC and American Realty Capital Hospitality Grace Portfolio, LLC (together, the “Property Manager”), Crestline Hotels & Resorts, LLC (“Crestline”), an affiliate of the Advisor and the Property Manager, American Realty Capital Hospitality Special Limited Partnership, LLC (the “Special Limited Partner”), another affiliate of the Advisor and the Property Manager, and, for certain limited purposes, the Brookfield Investor.
In connection with the Company’s entry into the SPA, the Company suspended paying distributions to stockholders entirely and suspended the DRIP. Currently, under the Brookfield Approval Rights (as defined below), prior approval is required before the Company can declare or pay any distributions or dividends to its common stockholders, except for cash distributions equal to or less than $0.525 per annum per share.
On March 31, 2017, the initial closing under the SPA (the “Initial Closing”) occurred and various transactions and agreements contemplated by the SPA were consummated and executed, including but not limited to:

HOSPITALITY INVESTORS TRUST, INC.

NOTES TO CONSOLIDATED/COMBINED FINANCIAL STATEMENTS

•
the sale by the Company and purchase by the Brookfield Investor of one share of a new series of preferred stock designated as the Redeemable Preferred Share, par value $0.01 per share (the “Redeemable Preferred Share”), for a nominal purchase price; and

•	the sale by the Company and purchase by the Brookfield Investor of 9,152,542.37 Class C Units, for a purchase price of $14.75 per Class C Unit, or $135.0 million in the aggregate.
Subject to the terms and conditions of the SPA, the Company also has the right to sell, and the Brookfield Investor has agreed to purchase, additional Class C Units in an aggregate amount of up to $265.0 million at subsequent closings (each, a "Subsequent Closing") that may occur through February 2019. The Subsequent Closings are subject to conditions, and there can be no assurance they will be completed on their current terms, or at all.
Substantially all of the Company’s business is conducted through the OP. Prior to the Initial Closing, the Company was the sole general partner and held substantially all of the units of limited partner interest in the OP entitled “OP Units” ("OP Units"). Following the Initial Closing, the Brookfield Investor holds all the issued and outstanding Class C Units, representing $135.0 million in liquidation preference with respect to the OP that ranks senior in payment of distributions and in the distribution of assets to the OP Units held by us that correspond to shares of our common stock, BSREP II Hospitality II Special GP, OP LLC (the “Special General Partner”), is the special general partner of the OP, with certain non-economic rights that apply if the OP is unable to redeem the Class C Units when required to do so, as described below. Class C Units are convertible into OP Units based on an initial conversion price of $14.75, subject to anti-dilution and other adjustments upon the occurrence of certain events and transactions. OP Units, in turn, are generally redeemable for shares of our common stock on a one-for-one-basis or the cash value of a corresponding number of shares, at the Company’s election, in accordance with the terms of the limited partnership agreement of the OP. Holders of Class C Units are also entitled to receive, with respect to each Class C Unit, a fixed, quarterly, cumulative cash distributions at a rate of 7.50% per annum from legally available funds. If the Company fails to pay these cash distributions when due, the per annum rate will increase to 10% until all accrued and unpaid distributions required to be paid in cash are reduced to zero. Holders of Class C Units are also entitled to receive, with respect to each Class C Unit, a fixed, quarterly, cumulative distribution payable in Class C Units at a rate of 5% per annum ("PIK Distributions"). Upon our failure to redeem the Brookfield Investor when required to do so pursuant to the limited partnership agreement of the OP, the 5% per annum PIK Distribution rate will increase to a per annum rate of 7.50% and would further increase by 1.25% per annum for the next four quarterly periods thereafter, up to a maximum per annum rate of 12.50%
Without obtaining the prior approval of the majority of the then outstanding Class C Units, the OP is restricted from taking certain actions including equity issuances, debt incurrences, payment of dividends or other distributions, redemptions or repurchases of securities, property acquisitions and property sales and dispositions. In addition, pursuant to the terms of the Redeemable Preferred Share, in addition to other governance and board rights, the Brookfield Investor has elected and has a continuing right to elect two directors (each, a “Redeemable Preferred Director”) to the Company’s board of directors and the Company is similarly restricted from taking those actions without the prior approval of at least one of the Redeemable Preferred Directors. Prior approval of at least one of the Redeemable Preferred Directors is also required to approve the annual business plan (including the annual operating and capital budget) required under the terms of the Redeemable Preferred Share (the "Annual Business Plan"), hiring and compensation decisions related to certain key personnel (including our executive officers) and various matters related to the structure and composition of the Company’s board of directors. These restrictions (collectively referred to herein as the “Brookfield Approval Rights”) are subject to certain exceptions and conditions, including that, after March 31, 2022, no prior approval will be required for equity issuances, debt incurrences and property sales if the proceeds therefrom are used to redeem the then outstanding Class C Units in full. Subject to certain limitations, the Brookfield Approval Rights are subject to temporary and permanent suspension in connection with any failure by the Brookfield Investor to purchase Class C Units at any Subsequent Closing as required pursuant to the SPA. In addition, the Brookfield Approval Rights will no longer apply if the liquidation preference applicable to all Class C Units held by the Brookfield Investor and its affiliates is reduced to $100.0 million or less due to the exercise by holders of Class C Units of their redemption rights under the limited partnership agreement of the OP.
Prior to March 31, 2022, if the OP consummates a liquidation, sells of all or substantially all of its assets, dissolves or winds-up, whether voluntary or involuntary, sells, merges, reorganizes, reclassifies or recapitalizes or other similar event (a “Fundamental Sale Transaction”), it is required to redeem the Class C Units for cash at a premium based on how long the Class C Units have been outstanding. Following March 31, 2022, the holders of Class Units may require the OP to redeem any or all

HOSPITALITY INVESTORS TRUST, INC.

NOTES TO CONSOLIDATED/COMBINED FINANCIAL STATEMENTS

Class C Units for an amount in cash equal to the liquidation preference. The OP will also be required, at the option of the holders thereof, to redeem Class C Units, for the same premium applicable in a Fundamental Sale Transaction, upon the occurrence of certain events related to its failure to qualify as a REIT, the occurrence of a material breach by the OP of certain provisions of the limited partnership agreement of the OP or, for an amount equal to the liquidation preference, the rendering of a judgment enjoining or otherwise preventing the exercise of certain rights under the limited partnership agreement of the OP. If the OP is unable to redeem any Class C Units when required to do so, the Brookfield Investor will be able to elect a majority of our board of directors and may cause the OP, through the exercise of the rights of the Special General Partner, to commence selling its assets until the Class C Units have been fully redeemed.
At any time and from time to time on or after March 31, 2022, the OP has the right to elect to redeem all or any part of the issued and outstanding Class C Units for an amount in cash equal to the liquidation preference. In addition, if the Company lists its common stock on a national securities exchange prior to that date, it will have certain rights to redeem all but $0.10 of the liquidation preference of each issued and outstanding Class C Units for cash subject to payment of a make whole premium and certain rights of their Class C Unit holders to convert their retained liquidation preference into OP Units prior to March 31, 2024.
See Note 17 - Subsequent Events for additional information regarding the terms of the SPA and the transactions and agreements contemplated thereby that were consummated and executed at the Initial Closing, including the rights, privileges and preferences of the Class C Units.
Also at the Initial Closing, as contemplated by the SPA and the Framework Agreement, the Company changed its name from American Realty Capital Hospitality Trust, Inc. to Hospitality Investors Trust, Inc. and the name of the OP from American Realty Capital Hospitality Operating Partnership, L.P. to Hospitality Investors Trust Operating Partnership, L.P. and completed various other actions required to effect the Company’s transition from external management to self-management.
Prior to the Initial Closing, the Company had no employees, and the Company depended on the Advisor to manage certain aspects of its affairs on a day-to-day basis pursuant to the advisory agreement with the Advisor (the "Advisory Agreement"). In addition, the Property Manager served as the Company's property manager and had retained Crestline to provide services, including locating investments, negotiating financing and operating certain hotel assets in the Company's portfolio.

The Advisor, the Property Manager and Crestline are under common control with AR Capital, LLC (“AR Capital”), the parent of the Company’s sponsor, and AR Global Investments, LLC ("AR Global"), the successor to certain of AR Capital's businesses.
At the Initial Closing, the Advisory Agreement was terminated and certain employees of the Advisor or its affiliates (including Crestline) who had been involved in the management of the Company’s day-to-day operations, including all of its executive officers, became employees of the Company. The Company also terminated all of its other agreements with affiliates of the Advisor except for its hotel-level property management agreements with Crestline and entered into a transition services agreement with each of the Advisor and Crestline, pursuant to which the Company will receive their assistance in connection with investor relations/shareholder services and support services for pending transactions in the case of the Advisor and accounting and tax related services in the case of Crestline until June 29, 2017. The transition services agreement with Crestline for accounting and tax related services will automatically renew for successive 90-day periods unless either party elects to terminate. The transition services agreement with the Advisor may be extended with respect to the support services for pending transactions for an additional 30 days by written notice delivered prior to the expiration date.
Prior to the Initial Closing, the Company, directly or indirectly through its taxable REIT subsidiaries had entered into agreements with the Property Manager, which, in turn, had engaged Crestline or a third-party sub-property manager to manage the Company’s hotel properties. These agreements were intended to be coterminous, meaning that the term of the agreement with the Company’s Property Manager was the same as the term of the Property Manager’s agreement with the applicable sub-property manager for the applicable hotel properties, with certain exceptions. Following the Initial Closing, the Company no longer has any agreements with the Property Manager and instead contracts directly or indirectly, through its taxable REIT subsidiaries, with Crestline and the third-party property management companies that previously served as sub-property managers to manage the Company’s hotel properties.

HOSPITALITY INVESTORS TRUST, INC.

NOTES TO CONSOLIDATED/COMBINED FINANCIAL STATEMENTS

Crestline is a leading hospitality management company in the United States, and as of December 31, 2016, had 105 hotels and 15,552 rooms under management in 28 states and the District of Columbia. As of December 31, 2016, 71 of the Company's hotels and 9,436 rooms were managed by Crestline, and 70 of the Company's hotels and 7,757 rooms were managed by third-party sub-property managers.

As of December 31, 2016, the Company had approximately 38.5 million shares of common stock outstanding and had received total proceeds of approximately $913.0 million from the IPO and shares issued under the DRIP, net of repurchases. The shares outstanding include shares of common stock issued as stock distributions as a result of the change in distribution policy adopted by the Company’s board of directors in March 2016. Shares are only issued pursuant to the DRIP in connection with distributions paid in cash. In connection with the Company’s entry into the SPA, the Company’s board of directors suspended the payment of distributions to its stockholders in shares of common stock and suspended the DRIP. The Company will not issue any additional shares of common stock under the DRIP or recommence paying distributions in cash or in shares of its common stock unless and until its board of directors lifts these suspensions and subject to the Brookfield Approval Rights.
See Note 17 - Subsequent Events for information regarding changes to the Company's relationship with AR Capital, AR Global, the Advisor, the Property Manager and their affiliates, and our transition to self-management.
Note 2 - Summary of Significant Accounting Policies
The accompanying consolidated/combined financial statements of the Company included herein were prepared in accordance with United States Generally Accepted Accounting Principles ("GAAP"). Certain immaterial amounts in prior periods have been reclassified in order to conform to current period presentation.
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

HOSPITALITY INVESTORS TRUST, INC.

NOTES TO CONSOLIDATED/COMBINED FINANCIAL STATEMENTS

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
Investments in real estate that are not considered to be business combinations under GAAP are recorded at cost. Improvements and replacements are capitalized when they extend the useful life of the asset. Costs of repairs and maintenance are expensed as incurred. Depreciation of the Company's long-lived assets is computed using the straight-line method over the estimated useful lives of up to 40 years for buildings, 15 years for land improvements, five years for furniture, fixtures and equipment, and the shorter of the useful life or the remaining lease term for leasehold interests.
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
Below-Market Lease
The below-market lease intangible is based on the difference between the market rent and the contractual rent and is discounted to a present value using an interest rate reflecting the Company's current assessment of the risk associated with the leases acquired (See Note 4 - Leases). Acquired lease intangible assets are amortized over the remaining lease term. The amortization of a below-market lease is recorded as an increase to rent expense on the Consolidated/Combined Statements of Operations and Comprehensive Income (Loss).
Impairment of Long Lived Assets and Investments in Unconsolidated Entities
When circumstances indicate the carrying value of a property may not be recoverable, the Company reviews the asset for impairment. This review is based on an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property’s use and eventual disposition. The estimates consider factors such as expected future operating income, market and other applicable trends and residual value, as well as the effects of demand, competition and other factors. If impairment exists, due to the inability to recover the carrying value of a property, an impairment loss will be recorded to the extent that the carrying value exceeds the estimated fair value of the property. An impairment loss results in an immediate negative adjustment reflected in net income. An impairment loss of $2.4 million was recorded on one hotel during the year ended December 31, 2016 (See Note 14 - Impairments). The Company has not recorded an impairment in any other periods.
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

HOSPITALITY INVESTORS TRUST, INC.

NOTES TO CONSOLIDATED/COMBINED FINANCIAL STATEMENTS

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
In April 2015, the Financial Accounting Standards Board (“FASB”) issued ASU 2015-03 Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”), which was designed to simplify the presentation of debt issuance costs. The amendments in ASU 2015-03 require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Prior to application of this new guidance, the Company presented debt issuance costs as an asset on the Consolidated Balance Sheets. The recognition and measurement guidance for debt issuance costs were not affected by the amendments in ASU 2015-03. The Company adopted this ASU as of January 1, 2016, on a retrospective basis. The impact to the Consolidated Balance Sheets as of December 31, 2015, was to reduce total assets by approximately $18.8 million, of which $16.0 million was mortgage notes payable, and $2.8 million was the Grace Preferred Equity Interests, the Company's mandatorily redeemable preferred securities.
Variable Interest Entities
Accounting Standards Codification ("ASC") 810 contains the guidance surrounding the definition of variable interest entities ("VIE"), the definition of variable interests and the consolidation rules surrounding VIEs. In general, VIEs are entities in which equity investors lack the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support.
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
In February 2015, the FASB issued Accounting Standards Update 2015-02 (“ASU 2015-02”), which amended ASC 810. The amendment modifies the evaluation of whether certain legal entities are VIEs, eliminates the presumption that a general partner should consolidate a limited partnership, and affects the consolidation analysis of reporting entities that are involved with VIEs. The revised guidance was effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. The Company adopted this guidance effective January 1, 2016. The Company has evaluated the impact of the adoption of the new guidance on its consolidated/combined financial statements and has determined the OP is considered a VIE. However, the Company meets the disclosure exemption criteria as the Company is the primary beneficiary of the VIE and the Company’s partnership interest in the OP representing the OP Units held by the Company corresponding to shares of the Company's common stock is considered a majority voting interest. As such, the new guidance did not have an impact on the Company’s consolidated/combined financial statements.
The Company also has variable interests in VIEs through its investments in BSE/AH Blacksburg Hotel, LLC (the "HGI Blacksburg JV"), an entity that owns the assets of the Hilton Garden Inn Blacksburg, and an interest in TCA Block 7 Hotel,

HOSPITALITY INVESTORS TRUST, INC.

NOTES TO CONSOLIDATED/COMBINED FINANCIAL STATEMENTS

LLC (the "Westin Virginia Beach JV"), an entity that owns the assets of the Westin Virginia Beach Town Center (the "Westin Virginia Beach").
During the quarter ended June 30, 2015, upon the acquisition of an additional equity interest in the HGI Blacksburg JV, the Company concluded that it was the primary beneficiary, with the power to direct activities that most significantly impact its economic performance, and therefore consolidated the entity in its consolidated/combined financial statements subsequent to the acquisition (See Note 3 - Business Combinations). The Company has concluded it is not the primary beneficiary with the power to direct activities that most significantly impact economic performance of the Westin Virginia Beach JV, and has therefore not consolidated the entity. The Company has accounted for the entity under the equity method of accounting and included it in investments in unconsolidated entities in the accompanying Consolidated Balance Sheets.
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
Income Taxes
The Company qualified to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code") commencing with its tax year ended December 31, 2014. In order to continue to qualify as a REIT, the Company must annually distribute to its stockholders 90% of its REIT taxable income (which does not equal net income as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding net capital gain, and must comply with various other organizational and operational requirements. The Company generally will not be subject to federal corporate income tax on that portion of its REIT taxable income that it distributes to its stockholders. The Company may be subject to certain state and local taxes on its income, property tax and federal income and excise taxes on its undistributed income. The Company's hotels are leased to taxable REIT subsidiaries, which are owned by the OP. The taxable REIT subsidiaries are subject to federal, state and local income taxes.
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
Earnings/Loss per Share
The Company calculates basic income or loss per share by dividing net income or loss for the period by the weighted-average shares of its common stock outstanding for a respective period. Diluted income per share takes into account the effect of dilutive instruments, such as stock options and unvested stock awards, except when doing so would be anti-dilutive. Beginning with distributions payable with respect to April 2016 and through the period from January 1, 2017 to January 13,

HOSPITALITY INVESTORS TRUST, INC.

NOTES TO CONSOLIDATED/COMBINED FINANCIAL STATEMENTS

2017, the date these distributions were suspended, the Company has paid cumulative distributions of 2,047,877 shares of common stock and adjusted, retroactively for all periods presented, its computation of loss per share in order to reflect this change in capital structure (See Note 8 - Common Stock).
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
Advertising Costs
The Company expenses advertising costs for hotel operations as incurred. These costs were $17.2 million for the year ended December 31, 2016, $12.2 million for the year ended December 31, 2015, and $0.4 million combined for the Company and the Predecessor for the year ended December 31, 2014.
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

HOSPITALITY INVESTORS TRUST, INC.

NOTES TO CONSOLIDATED/COMBINED FINANCIAL STATEMENTS

	December 31, 2016	December 31, 2015
Trade receivables	$6,238	$5,848
Allowance for doubtful accounts	(434)	(697)
Trade receivables, net of allowance	$5,804	$5,151
Derivative Transactions
The Company at certain times enters into derivative instruments to hedge exposure to changes in interest rates. The Company’s derivatives as of December 31, 2016, consist of interest rate cap agreements which it believes will help to mitigate its exposure to increasing borrowing costs under floating rate indebtedness. The Company has elected not to designate its interest rate cap agreements as cash flow hedges. The impact of the interest rate caps for the year ended December 31, 2016, was immaterial to the consolidated/combined financial statements.
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
Recently Issued Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09 Revenue from Contracts with Customers ("ASU 2014-09"), which requires an entity to recognize the amount of revenue to which it expects to be entitled to for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective. The standard permits the use of either the retrospective or cumulative effect transition method. In April 2015, the FASB proposed an accounting standards update for ASU 2014-09 for the deferral of the effective date of ASU 2014-09. This proposal defers the effective date of ASU 2014-09 from annual reporting periods beginning after December 15, 2016, back one year, to annual reporting periods beginning after December 15, 2017 for all public business entities, certain not-for-profit entities, and certain employee benefit plans. Early application of ASU 2014-09 is permitted as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. In April and May 2016, two amendments ("ASU 2016-10" and "ASU 2016-12") were made in which guidance related to accounting for revenue from contracts with customers was clarified further. ASU 2016-10 provides clarity around identifying performance obligations and licensing implementation guidance. ASU 2016-12 addresses topics such as collectability criterion, presentation of sales tax, non-cash consideration, completed contracts at transition and technical corrections. There have been no adjustments to the effective date of ASU 2014-09. The Company is evaluating the effect that ASU 2014-09, ASU 2016-10 and ASU 2016-12 will have on its consolidated/combined financial statements and related disclosures. The Company has not yet selected a transition method and has not determined the effect of the standard on its ongoing financial reporting. The adoption of this ASU is not expected to have a material effect on the Company's consolidated/combined financial statements.
In August 2014, the FASB issued ASU 2014-15 Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”), which describes how an entity should assess its ability to meet obligations and sets rules for how this information should be disclosed in the financial statements. The standard provides accounting guidance that will be used along with existing auditing standards. The adoption of ASU 2014-15 becomes effective for the Company on its fiscal year ending December 31, 2016, and all subsequent annual periods. Early adoption is permitted. The adoption of ASU 2014-15 did not have a material effect on the Company's consolidated/combined financial statements.

In January, 2015, the FASB issued ASU 2015-01 Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items (“ASU 2015-01”), which eliminates from GAAP the concept of extraordinary items. Subtopic 225-20, Income Statement-Extraordinary and Unusual Items, required that an entity separately classify, present, and disclose extraordinary events and transactions. The adoption of ASU 2015-01 becomes effective for the Company on its fiscal year ending December 31, 2016, and all subsequent annual and interim periods. Early adoption is permitted. The adoption of ASU 2015-01 did not have a material effect on the Company’s consolidated/combined financial statements.

HOSPITALITY INVESTORS TRUST, INC.

NOTES TO CONSOLIDATED/COMBINED FINANCIAL STATEMENTS

In September 2015, the FASB issued ASU 2015-16 Business Combinations ("ASU 2015-16"), which require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. ASU 2015-16 also requires the acquirer to record in the same period's financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects as a result of the change to the acquisition date. Finally, this ASU requires an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The new standard is effective for the Company on January 1, 2016, including interim periods within that fiscal year. Early application is permitted. The adoption of ASU 2015-16 did not have a material effect on the Company’s consolidated/combined financial statements.

In February 2016, the FASB issued ASU 2016-02 Leases ("ASU 2016-02"), which requires an entity to separate lease components from nonlease components in a contract. ASU 2016-02 provides more guidance on how to identify and separate components than did previous GAAP. ASU 2016-02 requires lessees to recognize assets and liabilities arising from operating leases on the balance sheet. This amendment has not fundamentally changed lessor accounting, however some changes have been made to align and conform to the lessee guidance. The adoption of ASU 2016-02 becomes effective for the Company for the fiscal year beginning after December 15, 2018, and all subsequent annual and interim periods. Upon adoption, the Company will be required to recognize its operating leases, which are primarily comprised of one operating lease with respect to the Georgia Tech Hotel & Conference Center and nine ground leases, as liabilities on the Consolidated Balance Sheets. Early adoption is permitted.

In March 2016, the FASB issued ASU 2016-07 Investments—Equity Method and Joint Ventures ("ASU 2016-07"), which requires that an equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor's previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. Therefore, upon qualifying for the equity method of accounting, no retroactive adjustment of the investment is required. The adoption of ASU 2016-07 becomes effective for the Company for the fiscal year beginning after December 15, 2016, and all subsequent annual and interim periods. Early adoption is permitted. The adoption of ASU 2016-07 is not expected to have a material effect on the Company’s consolidated/combined financial statements.

In March 2016, the FASB issued ASU 2016-09 Compensation—Stock Compensation ("ASU 2016-09"), which requires that all excess tax benefits and all tax deficiencies should be recognized as income tax expense or benefits in the income statement. These benefits and deficiencies are discrete items in the reporting period in which they occur. An entity should not consider these benefits or deficiencies in determining the annual estimated tax rate. The adoption of ASU 2016-09 becomes effective for the Company for the fiscal year beginning after December 15, 2016, and all subsequent annual and interim periods. Early adoption is permitted. The adoption of ASU 2016-09 is not expected to have a material effect on the Company’s consolidated/combined financial statements.

In August 2016, the FASB issued ASU 2016-15 Statement of Cash Flows—Classification of Certain Cash Receipts and Cash Payments ("ASU 2016-15"), which addresses the presentation and classification of certain cash flow receipts and payments. The adoption of ASU 2016-15 becomes effective for the Company for the fiscal year beginning after December 15, 2017, and all subsequent annual and interim periods. The adoption of ASU 2016-15 is not expected to have a material effect on the Company's consolidated/combined financial statements.
Note 3 - Business Combinations
Barceló Portfolio: On March 21, 2014, the Company completed an acquisition comprising investments in six hotels (the "Barceló Portfolio") through fee simple, leasehold and joint venture interests. The aggregate purchase price of the Barceló Portfolio was approximately $110.1 million, exclusive of closing costs. The Barceló Portfolio consists of (i) three wholly owned hotel assets, the Baltimore Courtyard Inner Harbor Hotel (the "Baltimore Courtyard"), the Courtyard Providence Downtown Hotel (the "Providence Courtyard") and the Homewood Suites by Hilton Stratford (the "Stratford Homewood Suites"); (ii) one leased asset, the Georgia Tech Hotel & Conference Center and (iii) equity interests in the HGI Blacksburg JV and the Westin Virginia Beach JV.

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
In addition, the remaining $447.1 million of the contract purchase price was satisfied by the issuance of the preferred equity interests (the "Grace Preferred Equity Interests") in two newly-formed Delaware limited liability companies, ARC Hospitality Portfolio I Holdco, LLC and ARC Hospitality Portfolio II Holdco, LLC, (the "Holdco entities") each of which is an indirect subsidiary of the Company and an indirect owner of the Grace Portfolio. The holders of the Grace Preferred Equity Interests were entitled to monthly distributions at a rate of 7.50% per annum for the first 18 months following closing, through August 2016, and 8.00% per annum thereafter. On liquidation of the Holdco entities, the holders of the Grace Preferred Equity Interests are entitled to receive their original value (as reduced by redemptions) prior to any distributions being made to the Company or the Company's stockholders. Beginning in April 2015, the Company became obligated to use 35% of any IPO proceeds to redeem the Grace Preferred Equity Interests at par, up to a maximum of $350.0 million in redemptions for any 12-month period. As of December 31, 2016, the Company has redeemed $156.9 million of the Grace Preferred Equity Interests, resulting in $290.2 million of liquidation value remaining outstanding under the Grace Preferred Equity Interests.
As of December 31, 2016, the Company is required to redeem 50.0% of the Grace Preferred Equity Interests originally issued, or an additional $66.7 million by February 27, 2018, and is required to redeem the remaining $223.5 million by February 27, 2019. Following the redemption of $47.3 million of the Grace Preferred Equity Interests with a portion of the proceeds from the Initial Closing, resulting in $242.9 million of liquidation value remaining outstanding under the Grace Preferred Equity Interests, the Company is required to redeem an additional $19.4 million by February 27, 2018 and the remaining $223.5 million by February 27, 2019. (See Note 17- Subsequent Events).Prior to the suspension of the IPO in November 2015, the Company depended, and expected to continue to depend, in substantial part on proceeds from the IPO to meet its major capital requirements. The IPO terminated in accordance with its terms in January 2017. Because the Company required funds in addition to operating cash flow and cash on hand to meet its capital requirements, the Company undertook and evaluated a variety of transactions to generate additional liquidity to address its capital requirements, including changing the distribution policy, extending certain of the obligations under PIPs, extending obligations to pay contingent consideration, marketing and selling assets and seeking debt or equity financing transactions. In January 2017, the Company entered into the SPA and the Framework Agreement, and the consummation of the transactions contemplated by these agreements in March 2017 has, and is expected to continue to, generate additional liquidity through the sale of Class C Units to the Brookfield Investor at the Initial Closing and at Subsequent Closings, as well as cost savings realized as part of the Company's transition to self-management through reduced property management fees and the elimination of external asset management fees to the Advisor (offset by expenses previously borne by the Advisor that will now be incurred directly by the Company as a self-managed Company). The Company believes these sources of additional liquidity will allow it to meet its existing capital requirements, although there can be no assurance the amounts actually generated will be sufficient for these purposes. The Subsequent Closings are subject to conditions, and may not be completed on their current terms, or at all.
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
The following table presents the allocation of the assets acquired and liabilities assumed by the Company on February 27, 2015 (in thousands):

Assets acquired and liabilities assumed	February 27, 2015
Land	$274,512
Buildings and improvements	1,391,695
Below-market lease obligation, net	2,605
Furniture, fixtures and equipment	127,954
Prepaid expenses and other assets	8,247
Accounts payable and accrued expenses	(5,002)
Total operating assets acquired, net	1,800,011
Seller financing of real estate investments	(1,351,282)
Total assets acquired, net	$448,729

HGI Blacksburg JV: On May 20, 2015, the Company acquired an additional equity interest in the HGI Blacksburg JV, increasing its percentage ownership to 56.5% from 24.0%. As a result of this transaction, the Company concluded that it is the primary beneficiary, with the power to direct activities that most significantly impact economic performance of the HGI Blacksburg JV, and therefore consolidated the entity in its consolidated/combined financial statements subsequent to the acquisition. The purchase price of the additional equity interest was approximately $2.2 million, exclusive of closing costs. The joint venture asset holds one hotel, the Hilton Garden Inn Blacksburg.
Summit Acquisition
On June 2, 2015, the Company entered into agreements with affiliates of Summit Hotel Properties, Inc. (the "Summit Sellers"), as amended from time to time thereafter, to purchase fee simple interests in a portfolio of 26 hotels in three separate closings for a total purchase price of approximately $347.4 million, subject to closing prorations and other adjustments.

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

On December 29, 2015, the Company and the Summit Sellers agreed to terminate the purchase agreement pursuant to which the Company had the right to acquire a fee simple interest in ten hotels (the "Second Summit Closing") for a total purchase price of $89.1 million. As a result of this termination, the Company forfeited $9.1 million in non-refundable earnest money deposits.
On February 11, 2016, the Company completed the acquisition of six hotels (the "Third Summit Closing") from the Summit Sellers for an aggregate purchase price of $108.3 million which together with certain closing costs, was funded with $18.5 million previously paid as an earnest money deposit, $20.0 million in proceeds from a loan from the Summit Sellers (the "Summit Loan") described in Note 6 - Promissory Note Payable, and $70.4 million from an advance, secured by a mortgage on the hotels in the Third Summit Closing, under the SN Term Loan. The acquisition was immaterial to the consolidated/combined financial statements.

Also on February 11, 2016, the Company entered into an agreement with the Summit Sellers to reinstate, with certain changes, the purchase agreement (the "Reinstatement Agreement") related to the hotels in the Second Summit Closing, pursuant to which the Company had been scheduled to acquire from the Summit Sellers ten hotels for an aggregate purchase price of $89.1 million.
Pursuant to the Reinstatement Agreement, the Second Summit Closing was re-scheduled to occur on December 30, 2016 and $7.5 million (the “New Deposit”) borrowed by the Company from the Summit Sellers was used as a new earnest money deposit.
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

On January 12, 2017, the Company, through a wholly owned subsidiary of the OP, entered into an amendment (the “Summit Amendment”) to the Reinstatement Agreement. Under the Summit Amendment, the closing date for the purchase of seven of the hotels remaining to be purchased under the Reinstatement Agreement for an aggregate purchase price of $66.8 million was extended from January 12, 2017 to April 27, 2017, following an amendment entered into on December 30, 2016 to extend the closing date from December 30, 2016 to January 10, 2017, and an amendment entered into on January 10, 2017 to extend the closing date from January 10, 2017 to January 12, 2017. The closing date for the purchase of an eighth hotel to be purchased under the Reinstatement Agreement for an aggregate purchase price of $10.5 million was extended from January 12, 2017 to October 24, 2017. The Summit Sellers have informed the Company that this eighth hotel is subject to a pending purchase and sale agreement with a third party, and, if this sale is completed, the Company’s right and obligation to purchase this hotel will terminate in accordance with the terms of the Reinstatement Agreement. Concurrent with the Company’s entry into the Summit Amendment, the Company entered into an amendment to the Summit Loan (the “Loan Amendment”) and Summit agreed to loan the Company an additional $3.0 million (the "Additional Loan Agreement") as consideration for the Summit Amendment. For additional discussion see Note 6 - Promissory Notes Payable and Note 17 - Subsequent Events.
Noble Acquisitions:
On June 15, 2015, the Company entered into agreements with affiliates of Noble Investment Group, LLC (the "Noble Sellers"), as amended from time to time thereafter, to purchase fee simple interests in a portfolio of 13 hotels in four separate closing for a total purchase price of $300.0 million.
On November 2, 2015, the Company completed the acquisition of two hotels (the "First Noble Closing") from the Noble Sellers for $48.6 million, which was funded with $3.6 million previously paid as an earnest money deposit, $19.0 million from the IPO and $26.0 million from an advance, secured by a mortgage on the hotels in the First Noble Closing, under the SN Term Loan (See Note 5 - Mortgage Notes Payable).
On December 2, 2015, the Company completed the acquisition of two hotels (the “Second Noble Closing”) from the Noble Sellers for an aggregate purchase price of $59.0 million, which was funded with $4.4 million previously paid as an earnest money deposit, $12.3 million in proceeds from the IPO and $42.3 million from an advance, secured by a mortgage on the hotels in the Second Noble Closing, under the SN Term Loan.
On January 25, 2016, the hotel purchase agreements related to third and fourth closing of the Noble acquisition comprising nine hotels in total were terminated, as a result of which the Company forfeited $22.0 million in non-refundable earnest money deposits.
Note 4 - Leases
In connection with its acquisitions the Company has assumed various lease agreements. These lease agreements primarily comprise one operating lease with respect to the Georgia Tech Hotel & Conference Center and nine ground leases which are also classified as operating leases. The following table summarizes the Company's future minimum rental commitments under

HOSPITALITY INVESTORS TRUST, INC.

NOTES TO CONSOLIDATED/COMBINED FINANCIAL STATEMENTS

these leases (in thousands):

	Minimum Rental Commitments	Amortization of Below Market Lease Intangible to Rent Expense
Year ended December 31, 2017	$5,210	$398
Year ended December 31, 2018	5,217	398
Year ended December 31, 2019	5,227	398
Year ended December 31, 2020	5,265	398
Year ended December 31, 2021	5,271	398
Thereafter	81,743	7,836
Total	$107,933	$9,826

The Company has allocated values to certain above and below-market lease intangibles based on the difference between market rents and rental commitments under the leases. During the years ended December 31, 2016, December 31, 2015 and December 31, 2014, amortization of below-market lease intangibles, net, to rent expense was $0.4 million, $0.4 million and $0.3 million, respectively. Rent expense for the years ended December 31, 2016, December 31, 2015 and December 31, 2014 was $6.3 million, $5.8 million and $4.8 million, respectively. Included in the year ended December 31, 2014 is rent expense recognized by the Predecessor. The Company recognizes rent expense on a straight line basis.

Note 5 - Mortgage Notes Payable
The Company’s mortgage notes payable as of December 31, 2016 and December 31, 2015 consist of the following, respectively (in thousands):

HOSPITALITY INVESTORS TRUST, INC.

NOTES TO CONSOLIDATED/COMBINED FINANCIAL STATEMENTS

	Outstanding Mortgage Notes Payable
Encumbered Properties	December 31, 2016	December 31, 2015	Interest Rate	Payment	Maturity
Baltimore Courtyard & Providence Courtyard	$45,500	$45,500	4.30%	Interest Only, Principal paid at Maturity	April 2019
Hilton Garden Inn Blacksburg Joint Venture	10,500	10,500	4.31%	Interest Only, Principal paid at Maturity	June 2020
Assumed Grace Mortgage Loan - 95 properties in Grace Portfolio	793,647	801,430	LIBOR plus 3.31%	Interest Only, Principal paid at Maturity	May 2017, subject to two, one year extension rights
Assumed Grace Mezzanine Loan - 95 properties in Grace Portfolio	101,794	102,550	LIBOR plus 4.77%	Interest Only, Principal paid at Maturity	May 2017, subject to two, one year extension rights
Refinanced Additional Grace Mortgage Loan - 20 properties in Grace Portfolio and one additional property	232,000	232,000	4.96%	Interest Only, Principal paid at Maturity	October 2020
SN Term Loan -20 properties in Summit and Noble Portfolios (1)	235,484	165,100	LIBOR plus between 3.25% and 3.75%	Interest Only, Principal paid at Maturity	August 2018, subject to two, one year extension rights
Total Mortgage Notes Payable	$1,418,925	$1,357,080
Less: Deferred Financing Fees	$8,000	$16,047
Total Mortgage Notes Payable, Net	$1,410,925	$1,341,033
(1)On January 12, 2017, the Company amended this loan and entered into a related additional loan with Summit. See Note17 - Subsequent Events.
Interest expense related to the Company's mortgage notes payable for the year ended December 31, 2016, for the year ended December 31, 2015, and for the combined year ended December 31, 2014 was $60.1 million, $43.1 million, and $2.1 million, respectively.

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
Assumed Grace Indebtedness
The Assumed Grace Mortgage Loan and the Assumed Grace Mezzanine Loan mature on May 1, 2017, subject to two (one-year) extension rights which, if both are exercised, would result in an outside maturity date of May 1, 2019. The extensions on the Assumed Grace Mortgage Loan and the Assumed Grace Mezzanine Loan can only occur if certain conditions are met, including a condition that a minimum ratio of net operating income to debt outstanding be satisfied (the "minimum debt yield test"). The Company has satisfied the minimum debt yield test and expects to satisfy the other conditions for extension of the Assumed Grace Indebtedness until May 1, 2018. There can be no assurance that the Company will be able to meet the

HOSPITALITY INVESTORS TRUST, INC.

NOTES TO CONSOLIDATED/COMBINED FINANCIAL STATEMENTS

conditions to extend these loans pursuant to their respective terms for the final extension period. The Assumed Grace Mortgage Loan carries an interest rate of London Interbank Offered Rate ("LIBOR") plus 3.31%, and the Assumed Grace Mezzanine Loan carries an interest rate of LIBOR plus 4.77%, for a combined weighted average interest rate of LIBOR plus 3.47%. Pursuant to the Assumed Grace Indebtedness, the Company has agreed to make periodic payments into an escrow account for the property improvement plans required by the franchisors. The Assumed Grace Indebtedness includes the following financial covenants: minimum consolidated net worth, and minimum consolidated liquidity. As of December 31, 2016, the Company was in compliance with these financial covenants.
Refinanced Additional Grace Mortgage Loan
The Refinanced Additional Grace Mortgage Loan carries a fixed annual interest rate of 4.96% per annum with a maturity date on October 6, 2020. Pursuant to the Refinanced Additional Grace Mortgage Loan, the Company agreed to make periodic payments into an escrow account for the property improvement plans required by the franchisors. The Refinanced Additional Grace Mortgage Loan includes the following financial covenants: minimum consolidated net worth, and minimum consolidated liquidity. As of December 31, 2016, the Company was in compliance with these financial covenants.
SN Term Loan
On August 21, 2015, the Company entered into a Term Loan Agreement with Deutsche Bank AG New York Branch, as administrative agent and Deutsche Bank Securities Inc., as sole lead arranger and book-running manager (as amended, the "SN Term Loan"). On October 15, 2015, the Company amended and restated the SN Term Loan and made the initial draw down of borrowings of $96.9 million in connection with the First Summit Closing. On November 2, 2015, the Company drew down borrowings of $26.0 million in connection with the First Noble Closing. On December 2, 2015 the Company drew down borrowings of $42.3 million in connection with the Second Noble Closing. On February 11, 2016, the Company drew down borrowings of $70.4 million in connection with the Third Summit Closing, and amended the SN Term Loan to reduce the lenders’ total commitment from $450.0 million to $293.4 million. On July 1, 2016, the period in which the Company had the ability to further draw down on the SN Term Loan expired, reducing the lenders' total commitment to $235.5 million. No additional amounts are available to be drawn under the SN Term Loan. Due to the amendment and the expiration, the Company recorded a reduction to its deferred financing fees associated with the SN Term Loan. The reduction of $3.0 million was reflected as a general and administrative expense in the Consolidated/Combined Statements of Operations and Comprehensive Loss.

The SN Term Loan provided for financing (the “Loans”) at a rate equal to a base rate plus a spread of between 3.25% and 3.75% for Eurodollar rate Loans and between 2.25% and 2.75% for base rate Loans, depending on the aggregate debt yield and aggregate loan-to-value of the properties securing the Loans measured periodically. Prior to November 1, 2015, all spreads were 0.5% less than they will be during the rest of the term. The SN Term Loan has a term of three years, with two one-year extension options, and is secured by the fee interest in the hotels as and when they are acquired. The extensions on the SN Term Loan can only occur if certain conditions are met, including a condition that a minimum ratio of net operating income to debt outstanding be satisfied. If the Company exercises the extension options the Loans will amortize in an amount of 2.5% per annum payable quarterly. There can be no assurance that we will be able to meet these conditions and extend the Loans pursuant to its terms.

Pursuant to the SN Term Loan, the Company agreed to make periodic payments into an escrow account for the property improvement plans required by the franchisors. The SN Term Loan includes the following financial covenants: minimum debt service coverage ratio, minimum consolidated net worth and minimum consolidated liquidity. As of December 31, 2016, the Company was in compliance with these financial covenants.
Note 6 - Promissory Notes Payable
The Company’s promissory notes payable as of December 31, 2016 and December 31, 2015 were as follows (in thousands):

HOSPITALITY INVESTORS TRUST, INC.

NOTES TO CONSOLIDATED/COMBINED FINANCIAL STATEMENTS

	Outstanding Promissory Notes Payable
Note Payable	December 31, 2016	December 31, 2015	Interest Rate
Summit Loan Promissory Note	$23,405	$—	13.0%
Less: Deferred Financing Fees, Net	$25	$—
Promissory Notes Payable, Net	$23,380	$—

On February 11, 2016, the Summit Sellers loaned the Company $27.5 million under the Summit Loan. Proceeds from the Summit Loan totaling $20.0 million were used to pay a portion of the purchase price of the Third Summit Closing and proceeds from the Summit Loan totaling $7.5 million were used as a new purchase price deposit on the reinstated Second Summit Closing.
As of December 31, 2016, the Summit Loan bore interest at a rate of 13.0% per annum, of which 9.0% is paid in cash monthly and an additional 4% (the “Added Rate”) accrues and is compounded monthly and added to the outstanding principal balance at maturity unless otherwise paid in cash by the Company. As of December 31, 2016, the Summit Loan had a maturity date of February 11, 2017, and the Seller Loan Agreement provides for two one-year extensions at the Company’s option. Upon each extension, the Added Rate will be increased by 1%. As required pursuant to the Summit Loan, the Company paid principal in the amount of $5.0 million during the year ended December 31, 2016. The Company may pre-pay the Summit Loan in whole or in part without penalty at any time.

Interest expense related to the Company's promissory notes payable for the year ended December 31, 2016, the year ended December 31, 2015, and the year ended December 31, 2014 were $2.9 million, $1.4 million, and $3.6 million, respectively.

On January 12, 2017, concurrent with the Company’s entry into the Summit Amendment, the Company entered into the Loan Amendment which amended the Summit Loan Promissory Note and the Additional Loan Agreement (See Note 17 - Subsequent Events).
Note 7 - Accounts Payable and Accrued Expenses
The following is a summary of the components of accounts payable and accrued expenses (in thousands):

	December 31, 2016	December 31, 2015
Trade accounts payable and accrued expenses	$55,489	$57,472
Contingent consideration from Barceló Portfolio (See Note 10 - Commitments and Contingencies)	4,619	3,164
Hotel accrued salaries and related liabilities	8,411	6,619
Total	$68,519	$67,255
Note 8 - Common Stock
The Company had 38,493,430 shares and 36,300,777 shares of common stock outstanding and had received total proceeds therefrom of $913.0 million and $902.9 million as of December 31, 2016 and December 31, 2015, respectively. The shares of common stock outstanding include shares issued as distributions through December 31, 2016, as a result of the Company's change in distribution policy adopted by the Company's board of directors in March 2016 as described below. Subsequent to the year ended December 31, 2016 and through March 15, 2017 , the Company issued 315,383 shares of common stock as stock distributions with respect to December 2016 and the period from January 1, 2017 through January 13, 2017, the date these distributions were suspended (See Note 17 - Subsequent Events).
Distributions

HOSPITALITY INVESTORS TRUST, INC.

NOTES TO CONSOLIDATED/COMBINED FINANCIAL STATEMENTS

On February 3, 2014, the Company's board of directors declared distributions payable to stockholders of record each day during the applicable month at a rate equal to $0.0046575343 per day (or $0.0046448087 if a 366-day year), or $1.70 per annum, per share of common stock. The first distribution was paid in May 2014 to holders of record in April 2014.
To date, the Company has funded all of its cash distributions with proceeds from the Offering, which has been suspended as of December 31, 2015.
In March 2016 the Company’s board of directors changed the distribution policy, such that distributions paid with respect to April 2016 were paid in shares of common stock instead of cash to all stockholders, and not at the election of each stockholder. Accordingly, the Company paid a cash distribution to stockholders of record each day during the quarter ended March 31, 2016, but distributions for subsequent periods have been paid in shares of common stock. Distributions for the quarter ended June 30, 2016 were paid in common stock in an amount equivalent to $1.70 per annum, divided by $23.75.
On July 1, 2016, the Company's board of directors approved an Estimated Per-Share NAV, which was published on the same date. This was the first time that the Company’s board of directors determined an Estimated Per-Share NAV. In connection with its determination of Estimated Per-Share NAV, the Company’s board of directors revised the amount of the distribution to $1.46064 per share per annum, equivalent to a 6.80% annual rate based on Estimated Per-Share NAV, automatically adjusting if and when the Company publishes an updated Estimated Per-Share NAV. The Company anticipates it will publish an updated Estimated Per-Share NAV no less frequently than once each calendar year. The Company’s board of directors authorized distributions, payable in shares of common stock, at a rate of 0.068 multiplied by the Estimated Per-Share NAV in effect as of the close of business on the applicable date. Therefore, beginning with distributions payable with respect to July 2016, the Company has paid distributions to its stockholders in shares of common stock on a monthly basis to stockholders of record each day during the prior month in an amount equal to 0.000185792 per share per day, or $1.46064 per annum, divided by $21.48.
On January 13, 2017, in connection with the Company's entry into the SPA, the Company suspended paying distributions to its stockholders entirely (See Note 17 - Subsequent Events). Currently, under the Brookfield Approval Rights, prior approval is required before the Company can declare or pay any distributions or dividends to its common stockholders, except for cash distributions equal to or less than $0.525 per annum per share.
Share Repurchase Program
In order to provide stockholders with interim liquidity, the Company’s board of directors adopted a share repurchase program (“SRP”) that enabled the Company’s stockholders to sell their shares back to the Company after having held them for at least one year, subject to significant conditions and limitations, including that the Company's board of directors had the right to reject any request for repurchase, in its sole discretion, and could amend, suspend or terminate the SRP upon 30 days' notice. In connection with the Company’s entry into the SPA, the Company's board of directors suspended the SRP effective as of January 23, 2017. In connection with the Initial Closing, the Company's board of directors terminated the SRP as of April 30, 2017. The Company did not make any repurchases of common stock pursuant to the SRP or otherwise during the year ended December 31, 2016 (except for the repurchases of 28,264 shares for $0.6 million at an average repurchase price per share of $23.44 with respect to repurchase requests received during the year ended December 31, 2015 that were completed in January 2016) and has not, and will not, make any repurchase of common stock during the period between January 1, 2017 and the effectiveness of the termination of the SRP.
Distribution Reinvestment Plan
Pursuant to the DRIP, to the extent the Company pays distributions in cash, stockholders may elect to reinvest distributions by purchasing shares of common stock. No dealer manager fees or selling commissions are paid with respect to shares purchased pursuant to the DRIP. The shares purchased pursuant to the DRIP have the same rights and are treated in the same manner as all other shares of the Company's common stock. The Company's board of directors may designate that certain cash or other distributions be excluded from the DRIP. The Company has the right to amend or suspend any aspect of the DRIP or terminate the DRIP with ten days’ notice to participants. Shares issued under the DRIP are recorded to equity in the Consolidated Balance Sheets in the period distributions are paid. There were 1,226,867 shares issued under the DRIP as of December 31, 2016. There were 828,217 shares issued under the DRIP as of December 31, 2015. Commencing with distributions paid with respect to April 2016, the Company has paid distributions in shares of common stock instead of cash. Shares are only issued pursuant to our DRIP in connection with distributions paid in cash. All shares issued under the DRIP were purchased at $23.75 per share. If and when the Company issues any additional shares of common stock under the DRIP, distributions reinvested in common stock will be at a price equal to the Estimated Per-Share NAV.

HOSPITALITY INVESTORS TRUST, INC.

NOTES TO CONSOLIDATED/COMBINED FINANCIAL STATEMENTS

On January 13, 2017, the Company's board of directors suspended the DRIP (See Note 17 - Subsequent Events).
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

	December 31, 2016
	Carrying Amount	Fair Value
Mortgage notes payable(1)	$1,442,330	$1,439,990
(1) Carrying amount does not include that associated deferred financing fees as of December 31, 2016.
The fair value of the mortgage notes payable were determined using the discounted cash flow method and applying current market rates and is classified as level 3 under the fair value hierarchy. As described in Note 10 - Commitments and Contingencies, the carrying amount of the contingent consideration related to the Barceló Portfolio acquisition was remeasured to fair value as of December 31, 2016.
As described in Note 14 - Impairments, the Company recorded an impairment charge of $2.4 million during the quarter ended June 30, 2016, to reflect one hotel asset at its fair value of $6.2 million. This value was determined using one or more unobservable inputs representing a nonrecurring level 3 fair value measurement.
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
Contingent Consideration
Included as part of the acquisition of the Barceló Portfolio is a contingent consideration payable to BCC based on the operating results of the Baltimore Courtyard, Providence Courtyard and Stratford Homewood Suites. During August 2016, the Company and BCC entered into an agreement extending and modifying the payment terms of the contingent consideration. The amount payable is calculated by applying a contractual capitalization rate to the excess earnings before interest, taxes, and depreciation and amortization, earned in the third year after the acquisition over an agreed upon target, provided the contingent consideration generally will not be less than $4.1 million or exceed $4.6 million. During the year ended December 31, 2016, the Company revised its forecast resulting in an increase in the contingent consideration payable of $1.5 million. The change in the contingent consideration payable is reflected in other income (expense) in the Consolidated/Combined Statements of Operations and Comprehensive Income (Loss) for the year ended December 31, 2016. The contingent consideration payable as of December 31, 2016 is $4.6 million. The Company anticipates paying the contingent consideration on July 3, 2017.
Note 11 - Related Party Transactions and Arrangements
As of December 31, 2016, American Realty Capital Hospitality Special Limited Partner, LLC (the "Special Limited Partner"), which is wholly owned by AR Capital, owned 9,308 shares of the Company’s outstanding common stock. Additionally, as of December 31, 2016, AR Capital, the parent of the Company's sponsor, owned 23,270 shares of the

HOSPITALITY INVESTORS TRUST, INC.

NOTES TO CONSOLIDATED/COMBINED FINANCIAL STATEMENTS

Company's outstanding common stock, and AR Global owned 6,699 shares of the Company's outstanding common stock. Crestline is also under common control with AR Capital and AR Global.
See Note 17 - Subsequent Events for additional information regarding the Company’s issuance of additional shares of the Company’s common stock to the Property Manager and the Advisor at the Initial Closing pursuant to the Framework Agreement.
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
Prior to the Initial Closing, the Advisor and its affiliates were entitled to a variety of fees, and may incur and pay costs and fees on behalf of the Company for which they were entitled to reimbursement. The Company had a payable due to related parties related to operating, acquisition, financing and offering costs of $2.9 million and $6.5 million as of December 31, 2016 and December 31, 2015, respectively.
At the Initial Closing, the Advisory Agreement was terminated and certain employees of the Advisor or its affiliates (including Crestline) who had been involved in the management of the Company’s day-to-day operations, including all of its executive officers, became employees of the Company. The Company also terminated all of its other agreements with affiliates of the Advisor except for its hotel-level property management agreements with Crestline and entered into a transition services agreement with each of the Advisor and Crestline, pursuant to which the Company will receive their assistance in connection with investor relations/shareholder services and support services for pending transactions in the case of the Advisor and accounting and tax related services in the case of Crestline until June 29, 2017. The transition services agreement with Crestline for accounting and tax related services will automatically renew for successive 90-day periods unless either party elects to terminate. The transition services agreement with the Advisor may be extended with respect to the support services for pending transactions for an additional 30 days by written notice delivered prior to the expiration date.
See Note 17 - Subsequent Events for additional information regarding other payments made to the Advisor and the Property Manager at the Initial Closing, as well as other terms of the transactions contemplated by the Framework Agreement.
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
The table below shows the commissions and fees incurred from and payable to the Former Dealer Manager for the Offering during the year ended December 31, 2016, 2015, 2014 and the associated payable as of December 31, 2016 and December 31, 2015, which is recorded in due to related parties on the Company's Consolidated Balance Sheets (in thousands):

HOSPITALITY INVESTORS TRUST, INC.

NOTES TO CONSOLIDATED/COMBINED FINANCIAL STATEMENTS

	Year Ended December 31			Payable as of
	2016	2015	2014	December 31, 2016	December 31, 2015
Total commissions and fees incurred from the Former Dealer Manager	$71	$61,079	$24,099	$—	$1
The Advisor and its affiliates were paid compensation and/or received reimbursement for services relating to the Offering, including transfer agency services provided by ANST, an affiliate of the Former Dealer Manager. The Company is responsible for the Offering and related costs (excluding selling commissions and dealer manager fees) up to a maximum of 2.0% of gross proceeds received from the Offering, measured at the end of the Offering. Offering costs in excess of the 2.0% cap as of the end of the Offering are the Advisor’s responsibility. As of December 31, 2016, Offering and related costs (excluding selling commissions and dealer manager fees) exceeded 2.0% of gross proceeds received from the Offering by $5.9 million. At the Initial Closing, pursuant to the Framework Agreement, the Company waived the Advisor's obligations to reimburse the Company for these Offering and related costs (See Note 17 - Subsequent Events).
Offering costs incurred by the Advisor or its affiliated entities on behalf of the Company have generally been recorded as a reduction to additional paid-in-capital on the accompanying Consolidated Balance Sheets. The table below shows compensation and reimbursements incurred and payable to the Advisor and its affiliates for services relating to the Offering during the year ended December 31, 2016, the year ended December 31, 2015, and the year ended December 31, 2014, and the associated amounts payable as of December 31, 2016 and December 31, 2015, which is recorded in due to related parties on the Company’s Consolidated Balance Sheets (in thousands).

	Year Ended December 31			Payable as of
	2016	2015	2014	December 31, 2016	December 31, 2015
Total compensation and reimbursement for services provided by the Advisor and its affiliates related to the Offering (1)	$—	$15,007	$3,915	$447	$787
(1) Included in the table above for the year ended December 31, 2015, were certain reimbursements incurred and payable to the Advisor and its affiliates for services of approximately $0.8 million that were reflected in general and administrative expenses on the accompanying consolidated/combined statements of operations and comprehensive income (loss).
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
The Company was also party to a transfer agency agreement with ANST, pursuant to which ANST provided the Company with transfer agency services (including broker and stockholder servicing, transaction processing, year-end IRS reporting and other services), and supervisory services overseeing the transfer agency services performed by a third-party transfer agent. AR Global received written notice from ANST on February 10, 2016 that it would wind down operations by the end of the month and would withdraw as the transfer agent effective February 29, 2016. On February 26, 2016, the Company entered into a definitive agreement with DST Systems, Inc., its previous provider of sub-transfer agency services, to provide the Company directly with transfer agency services (including broker and stockholder servicing, transaction processing, year-end IRS reporting and other services). Following the suspension of the IPO on November 15, 2015, fees payable with respect to transfer agency services are included in general and administrative expenses on the Consolidated/Combined Statements of Operations and Comprehensive Income (Loss) during the period the service was provided.
Fees Paid in Connection With the Operations of the Company

HOSPITALITY INVESTORS TRUST, INC.

NOTES TO CONSOLIDATED/COMBINED FINANCIAL STATEMENTS

Fees Paid to the Advisor
Prior to the Initial Closing, the Advisor receives an acquisition fee of 1.5% of (A) the contract purchase price of each acquired property and (B) the amount advanced for a loan or other investment. The Advisor was also reimbursed for expenses incurred in the process of acquiring properties, in addition to third-party costs the Company paid directly to, or reimbursed the Advisor for. Additionally, the Company reimbursed the Advisor for legal expenses it or its affiliates directly incurred in the process of acquiring properties in an amount not to exceed 0.1% of the contract purchase price of the Company’s assets acquired. Fees paid to the Advisor related to acquisitions are reported as a component of net income (loss) in the period incurred. The aggregate amounts of acquisition fees, acquisition expenses and financing coordination fees (as described below) were also subject to certain other limitation that never became applicable during the term of the Advisory Agreement.
Prior to the Initial Closing, if the Advisor provided services in connection with the origination or refinancing of any debt that the Company obtained and used to acquire properties or to make other permitted investments, or that was assumed, directly or indirectly, in connection with the acquisition of properties, the Company paid the Advisor or its assignees a financing coordination fee equal to 0.75% of the amount available and/or outstanding under such financing, subject to certain limitations. Fees paid to the Advisor related to debt financings are deferred and amortized over the term of the related debt instrument.

Prior to the Initial Closing, the Advisor received a subordinated participation for asset management services it provides to the Company. For asset management services provided by the Advisor prior to October 1, 2015, the subordinated participation was issued quarterly in the form of performance-based restricted, forfeitable partnership units of the OP designated as “Class B Units” ("Class B Units").

On November 11, 2015, the Company, the OP and the Advisor agreed to an amendment to the advisory agreement (as amended, the "Advisory Agreement"), pursuant to which, effective October 1, 2015, the Company became required to pay asset management fees in cash (subject to certain coverage limitations during the pendency of the Offering), or shares of the Company's common stock, or a combination of both, at the Advisor’s election, and the asset management fee is paid on a monthly basis. The monthly fees were equal to:

•	The cost of the Company’s assets, (until July 1, 2016, then the lower of the cost of the Company's assets or the fair market value of the Company's assets), multiplied by

•	0.0625%.

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

In March 2016, the Company amended its agreement with the Advisor to give the Company the right, for a period commencing on June 1, 2016 and ending on June 1, 2017, subject to certain conditions, to pay up to $500,000 per month of asset management fees payable to the Advisor under the Company's agreement with the Advisor in shares of common stock. These conditions were never met and no asset management fees were paid in shares of common stock during the term of the Advisory Agreement, which terminated at the Initial Closing.
The Advisor was entitled to receive distributions on the Class B Units it had received in connection with its asset management subordinated participation at the same rate as distributions received on the Company’s common stock. Such distributions are in addition to the incentive fees and other distributions the Advisor and its affiliates were entitled to receive from the Company and the OP, including without limitation, the annual subordinated performance fee and the subordinated participation in net sales proceeds, the subordinated incentive listing distribution or the subordinated distribution upon termination of the advisory agreement, each as described below.

HOSPITALITY INVESTORS TRUST, INC.

NOTES TO CONSOLIDATED/COMBINED FINANCIAL STATEMENTS

The restricted Class B Units were not scheduled to become unrestricted Class B Units until certain performance conditions are satisfied, including until the adjusted market value of the OP’s assets plus applicable distributions equals or exceeds the aggregate capital contributed by investors plus an amount equal to a 6.0% cumulative, pre-tax, non-compounded annual return to investors, and the occurrence of a sale of all or substantially all of the OP’s assets, a listing of the Company’s common stock, or a termination of the advisory agreement without cause. A total of 524,956 Class B Units have been issued as of December 31, 2016 for asset management services performed by the Advisor and a total of 21,187 shares of common stock have been issued as of December 31, 2016 to the Advisor for distributions payable on the Class B Units. At the Initial Closing, pursuant to the Framework Agreement, all 524,956 Class B Units held by the Advisor were converted into 524,956 OP Units, and, immediately following such conversion, those 524,956 OP Units were redeemed for 524,956 shares of the Company's common stock. See Note 17 - Subsequent Events.
The issuance of Class B Units did not result in any expense on the Company’s Consolidated/Combined Statements of Operations and Comprehensive Income (Loss), except for distributions paid on the Class B Units. The distributions payable on Class B Units for periods through March 31, 2016 were paid in cash. Beginning in the second quarter ended June 30, 2016, the Company began paying distributions on the Class B Units in shares of common stock on the same terms paid to the Company’s stockholders.
The table below presents the Class B Units distribution expense for the year ended December 31, 2016, December 31, 2015, and December 31, 2014 respectively and the associated payable as of December 31, 2016 and December 31, 2015, which is recorded in due to related parties on the Company's Consolidated Balance Sheets (in thousands):

	Year Ended December 31			Payable as of
	2016	2015	2014	December 31, 2016	December 31, 2015
Class B Units distribution expense	$830	$419	$18	$65	$92
The table below presents the asset management fees, acquisition fees, acquisition cost reimbursements and financing coordination fees charged by the Advisor in connection with the operations of the Company for the years ended December 31, 2016, 2015, and 2014 and the associated payable as of December 31, 2016 and December 31, 2015, which is recorded in due to related parties on the Company's Consolidated Balance Sheets (in thousands):

	Year Ended December 31			Payable as of
	2016	2015	2014	December 31, 2016	December 31, 2015
Asset management fees	$18,004	$4,097	$—	$8	$1,190
Acquisition fees	$1,624	$31,068	$1,598	$—	$—
Acquisition cost reimbursements	$108	$2,066	$—	$—	$—
Financing coordination fees	$206	$16,994	$815	$—	$—
	$19,942	$54,225	$2,413	$8	$1,190
Prior to the Initial Closing, the Company reimbursed the Advisor’s costs for providing administrative services, subject to the limitation that the Company will not reimburse the Advisor for any amount by which the Company’s operating expenses at the end of the four preceding fiscal quarters exceeds the greater of (a) 2.0% of average invested assets and (b) 25.0% of net income other than any additions to reserves for depreciation, bad debt, impairment or other similar non-cash reserves and excluding any gain from the sale of assets for that period, unless the Company’s independent directors determine that such excess was justified based on unusual and nonrecurring factors which they deem sufficient, in which case the excess amount may be reimbursed to the Advisor in subsequent periods. Additionally, the Company reimbursed the Advisor for personnel costs in connection with other services; however, the Company has not reimbursed the Advisor for personnel costs, including executive salaries, in connection with services for which the Advisor received acquisition fees, acquisition expenses or real estate commissions. These expense reimbursements are included in the amount reported under total compensation and

HOSPITALITY INVESTORS TRUST, INC.

NOTES TO CONSOLIDATED/COMBINED FINANCIAL STATEMENTS

reimbursement for services provided by the Advisor and its affiliates related to the Offering described above under "Fees Paid in Connection with the Offering."
The table below represents reimbursements to the Advisor for the year ended December 31, 2016, the year ended December 31, 2015, and the year ended December 31, 2014, and the associated payable as of December 31, 2016 and December 31, 2015, which is recorded in due to related parties on the Company's Consolidated Balance Sheets (in thousands):

	Year Ended December 31			Payable as of
	2016	2015	2014	December 31, 2016	December 31, 2015
Total general and administrative expense reimbursement for services provided by the Advisor	$2,442	$—	$—	$522	$72
Following the Initial Closing, all of the above fees and reimbursements are no longer payable to the Advisor as the Advisory Agreement has been terminated (See Note 17 - Subsequent Events).
Fees Paid to the Property Manager and Crestline

Prior to the Initial Closing, the Company paid a property management fee of up to 4.0% of the monthly gross receipts from the Company's properties to the Property Manager. The Property Manager, in turn, paid a portion of the property management fees to Crestline or a third-party sub-property manager, as applicable. The Company also reimbursed Crestline or a third-party sub-property manager, as applicable, for property level expenses, as well as fees and expenses of such sub-property manager. The Company did not, however, reimburse Crestline or any third-party sub-property manager for general overhead costs or for the wages and salaries and other employee-related expenses of employees of such sub-property managers, other than employees or subcontractors who are engaged in the on-site operation, management, maintenance or access control of the Company’s properties, and, in certain circumstances, who are engaged in off-site activities.

Prior to the Initial Closing, the Company also paid its Property Manager (which payment was assigned to Crestline) an annual incentive fee equal to 15% of the amount by which the operating profit from the properties sub-managed by Crestline for such fiscal year (or partial fiscal year) exceeds 8.5% of the total investment of such properties. Incentive fees incurred by the Company were approximately $0.4 million and $0.1 million for the years ended December 31, 2016 and December 31, 2015, respectively. Incentive fees incurred by the Company were less than $0.1 million for the year ended December 31, 2014.
The table below shows the management fees (including incentive fees described above) and reimbursable expenses incurred by the Company from Crestline or the Property Manager (and not payable to a third party sub-property manager) during the year ended December 31, 2016, the year ended December 31, 2015, and the year ended December 31, 2014 respectively, and the associated payable as of December 31, 2016 and December 31, 2015 (in thousands):

	Year Ended December 31			Payable as of
	2016	2015	2014	December 31, 2016	December 31, 2015
Total management fees and reimbursable expenses incurred from Crestline	$16,181	$9,898	$2,579	$1,306	$1,106
Total management fees incurred from Property Manager	$8,459	$6,816	$262	$532	$3,553
Total	$24,640	$16,714	$2,841	$1,838	$4,659

The Company paid Crestline interest on the Property Improvement Plan Promissory Note of $1.8 million (see Note 6 - Promissory Notes Payable). In the second quarter ended June 30, 2015, the Company repaid in full the Property Improvement Plan Promissory Note. The table below shows the interest expense incurred by the Company during the year ended

HOSPITALITY INVESTORS TRUST, INC.

NOTES TO CONSOLIDATED/COMBINED FINANCIAL STATEMENTS

December 31, 2016, December 31, 2015 and the year ended December 31, 2014, respectively, and the associated payable as of December 31, 2016 and December 31, 2015, which is recorded in due to affiliates on the consolidated balances sheets (in thousands):

	Year Ended December 31			Payable as of
	2016	2015	2014	December 31, 2016	December 31, 2015
Interest payment related to the Property improvement plan promissory note	$—	$21	$63	$—	$—

Following the Initial Closing, the Company no longer has any agreements with the Property Manager and instead contracts directly or indirectly, through its taxable REIT subsidiaries, with Crestline and the third-party property management companies that previously served as sub-property managers to manage the Company’s hotel properties pursuant to terms amended in connection with the consummation of the transactions contemplated by the Framework Agreement (See Note 17 - Subsequent Events).
Fees Paid in Connection with the Liquidation or Listing
Prior to the Initial Closing, the Company was required to pay the Advisor an annual subordinated performance fee calculated on the basis of the Company’s total return to stockholders, payable monthly in arrears, such that for any year in which the Company’s total return on stockholders’ capital exceeds 6.0% per annum, the Advisor was entitled to 15.0% of the excess total return but not to exceed 10.0% of the aggregate total return for such year. This fee was payable only upon the sale of assets, other disposition or refinancing of such assets, which results in the return on stockholders’ capital exceeding 6.0% per annum. No subordinated performance fees were incurred during the years ended December 31, 2016, December 31, 2015, and December 31, 2014 respectively, and no such fee was payable in connection with the Initial Closing.
Prior to the Initial Closing, the Company could pay a brokerage commission to the Advisor on the sale of property, not to exceed the lesser of 2.0% of the contract sale price of the property and 50.0% of the total brokerage commission paid if a third-party broker is also involved; provided, however, that in no event could the real estate commissions paid to the Advisor, its affiliates and unaffiliated third parties exceed the lesser of 6.0% of the contract sales price and a reasonable, customary and competitive real estate commission, in each case, payable to the Advisor if the Advisor or its affiliates, as determined by a majority of the independent directors, provided a substantial amount of services in connection with the sale. In connection with the sale of a hotel on October 14, 2016, the Company paid the Advisor a brokerage commission of approximately $0.3 million (See Note 15 - Sale of Hotel). No such commissions were incurred during the years ended December 31, 2015 or December 31, 2014, respectively, and no commissions were payable in connection with the Initial Closing.
Prior to the Initial Closing, the Special Limited Partner was entitled to receive a subordinated participation in the net sales proceeds of the sale of real estate assets of 15.0% of the remaining net sale proceeds after return of capital contributions to investors plus payment to investors of a 6.0% cumulative, pre-tax, non-compounded annual return on the capital contributed by investors. The Special Limited Partner was not entitled to the subordinated participation in net sale proceeds unless the Company’s investors have received a 6.0% cumulative non-compounded return on their capital contributions plus the return of their capital. No such participation became due and payable as of December 31, 2016, and no such participation was payable in connection with the Initial Closing .
Prior to the Initial Closing, if the common stock of the Company was listed on a national exchange, the Special Limited Partner would have been entitled to receive a subordinated incentive listing distribution of 15.0% of the amount by which the Company’s market value plus distributions exceeds the aggregate capital contributed by investors plus an amount equal to a 6.0% cumulative, pre-tax, non-compounded annual return on their capital contributions. The Special Limited Partner would not have been entitled to the subordinated incentive listing distribution unless investors have received a 6.0% cumulative, pre-tax non-compounded annual return on their capital contributions. No such distributions have been incurred as of December 31, 2016, and no such distributions were payable in connection with the Initial Closing.

HOSPITALITY INVESTORS TRUST, INC.

NOTES TO CONSOLIDATED/COMBINED FINANCIAL STATEMENTS

Prior to the Initial Closing, in the event of a termination or non-renewal of the advisory agreement with the Advisor, with or without cause, the Special Limited Partner, through its controlling interest in the Advisor, was entitled to receive distributions from the OP equal to 15.0% of the amount by which the sum of the Company’s market value plus distributions exceeds the sum of the aggregate capital contributed by investors plus an amount equal to a 6.0% cumulative, pre-tax, non-compounded annual return to investors. No such distributions have been incurred as of December 31, 2016, and no such distributions were payable in connection with the Initial Closing.

The Special Limited Partner’s right to these distributions and participations was automatically forfeited and redeemed by the OP without the payment of any consideration to the Special Limited Partner or any of its affiliates. (See Note 17 - Subsequent Events).

Note 12 - Economic Dependency
As of December 31, 2016, under various agreements, the Company has engaged the Advisor and its affiliates to provide certain services that are essential to the Company, including asset management services, supervision of the management, asset acquisition and disposition decisions, as well as other administrative responsibilities for the Company including accounting services and investor relations.As a result of these relationships, the Company was dependent upon the Advisor and its affiliates.
At the Initial Closing, the Advisory Agreement was terminated and certain employees of the Advisor or its affiliates (including Crestline) who had been involved in the management of the Company’s day-to-day operations, including all of its executive officers, became employees of the Company. As a result of the Company becoming self-managed, the Company now will lease office space, have its own communications and information systems and directly employ a staff. The Company also terminated all of its other agreements with affiliates of the Advisor except for hotel-level property management agreements with Crestline and entered into a transition services agreement with each of the Advisor and Crestline, pursuant to which the Company will receive their assistance in connection with investor relations/shareholder services and support services for pending transactions in the case of the Advisor and accounting and tax related services in the case of Crestline until June 29, 2017. The transition services agreement with Crestline for accounting and tax related services will automatically renew for successive 90-day periods unless either party elects to terminate. The transition services agreement with the Advisor may be extended with respect to the support services for pending transactions for an additional 30 days by written notice delivered prior to the expiration date.
Until the Initial Closing, the Advisor and its affiliates used their respective commercially reasonable efforts to assist the Company and its subsidiaries to take such actions as the Company and its subsidiaries reasonably deem necessary to transition to self-management, including, but not limited to providing books and records, accounting systems, software and office equipment. Pursuant to the Framework Agreement, the Company also entered into certain other agreements at the Initial Closing to facilitate the transition to self-management.
See Note 17 - Subsequent Events for additional information.

Note 13 - Income Taxes
The Company elected and qualified to be taxed as a REIT under Sections 856 through 860 of the Code commencing with its tax year ended December 31, 2014. In order to continue to qualify as a REIT, the Company must annually distribute to its stockholders 90% of its REIT taxable income (which does not equal net income as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding net capital gain, and must comply with various other organizational and operational requirements. Distributions to stockholders for the tax year ended December 31, 2016 were all deemed to be return of capital.
The components of income tax expense for the years ended December 31, 2016, December 31, 2015 and December 31,

HOSPITALITY INVESTORS TRUST, INC.

NOTES TO CONSOLIDATED/COMBINED FINANCIAL STATEMENTS

2014 are presented in the following table, in thousands.

	Year Ended December 31,
	2016	2015	2014
Current:
Federal	$994	$2,664	$633
State	48	549	91
Total	$1,042	$3,213	$724

Deferred:
Federal	$308	$(98)	$(116)
State	21	(9)	(17)
Total	329	(107)	(133)
Income tax expense	$1,371	$3,106	$591
A reconciliation of the statutory federal income tax benefit of the Company's income tax expense is presented in the following table, in thousands.

	Year Ended December 31,
	2016	2015	2014
Statutory federal income tax benefit	$(23,991)	$(31,121)	$(4,845)
Effect of non-taxable REIT loss	25,266	33,720	5,361
State income tax expense, net of federal tax benefit	96	507	73
Other	—	—	2
Income tax expense	$1,371	$3,106	$591
The tax effect of each type of temporary difference and carryforward, that gives rise to the deferred tax assets and liabilities for the year ended December 31, 2016, December 31, 2015 and December 31, 2014 are presented in the following table, in thousands.

	Year Ended December 31,
	2016	2015	2014
Deferred tax asset:
Employee-related compensation	$—	$—	$—
Other	—	86	11
Net operating losses	—	186	—
Total Deferred Tax Assets	$—	$272	$11

Deferred tax liability:
Investments in unconsolidated joint ventures	$(59)	$(32)	$(30)
Other	(30)	—	—
Total deferred tax liability	(89)	(32)	(30)
Net deferred tax asset	$(89)	$240	$(19)
As of December 31, 2016, the Company had a net deferred tax liability of $0.1 million.

HOSPITALITY INVESTORS TRUST, INC.

NOTES TO CONSOLIDATED/COMBINED FINANCIAL STATEMENTS

As of December 31, 2016, the tax years that remain subject to examination by major tax jurisdictions include 2013, 2014 and 2015.

Note 14 - Impairment of Long Lived Assets

In the quarter ended June 30, 2016, the Company identified an indicator of impairment at one of its hotels, primarily due to decreased operating performance. As required by Accounting Standards Codification section 360 (ASC 360), once an indicator of impairment is identified, the Company is required to perform a test for recoverability. This test compares the sum of the estimated undiscounted future cash flows attributable to the hotel to its carrying amount. The Company determined that the estimated undiscounted future cash flows attributable to the hotel did not exceed its carrying amount and an impairment existed.

The Company then determined the fair value of the hotel using the discounted cash flow method to be $6.2 million, approximately $2.4 million less than the carrying amount of the hotel at June 30, 2016 of $8.6 million, and recorded the impairment loss in the Consolidated/Combined Statements of Operations and Comprehensive Income (Loss). The Company has not recorded an impairment in any other periods.

Note 15 - Sale of Hotel

On October 14, 2016, the Company completed the sale of one hotel for a sales price of $13.0 million, resulting in a net gain of approximately $2.5 million, which is reflected in other income (expense) on the Company’s Consolidated/Combined Statement of Operations and Comprehensive Income (Loss). The Company used the proceeds from the sale to reduce the Assumed Grace Indebtedness by $8.5 million, redeem $2.1 million in Grace Preferred Equity Interests, the Company's mandatorily redeemable preferred securities, and for other general corporate purposes.

The net carrying value of the sold hotel consisted of the following (in thousands):

December 31, 2016
Land	$2,675
Buildings and improvements	7,069
Furniture, fixtures and equipment	1,450
Carrying Value	11,194
Less: Accumulated Depreciation	(1,023)
Net Carrying Value	$10,171

HOSPITALITY INVESTORS TRUST, INC.

NOTES TO CONSOLIDATED/COMBINED FINANCIAL STATEMENTS

Note 16 – Quarterly Results (Unaudited)
Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2016 and December 31, 2015:

	Quarters Ended
(In thousands, except for share amounts)	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Total revenues	$135,153	$163,230	$161,458	$139,751
Net income (loss) attributable to stockholders	$(43,957)	$(7,024)	$(6,684)	$(14,582)
Basic and Diluted weighted average shares outstanding	38,571,410	38,776,850	38,788,041	38,794,215
Basic and Diluted net income (loss) per share	$(1.14)	$(0.18)	$(0.17)	$(0.38)

	Quarters Ended
(In thousands, except for share amounts)	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Total revenues	$54,826	$133,490	$132,852	125,016
Net income (loss) attributable to stockholders	$(39,976)	$438	$(5,082)	$(50,206)
Basic weighted average shares outstanding	15,059,550	19,038,201	27,124,227	32,775,258
Diluted weighted average shares outstanding	15,059,550	19,072,777	27,124,227	32,775,258
Basic and Diluted net income (loss) per share	$(2.65)	$0.02	$(0.18)	$(1.53)

Note 17 - Subsequent Events
The Company has evaluated subsequent events through the filing of this Annual Report on Form 10-K, and determined that there have not been any events that have occurred that would require adjustments to disclosures in the accompanying consolidated/combined financial statements except for the following transactions:
Securities Purchase, Voting and Standstill Agreement
On January 12, 2017, the Company and the OP entered into the SPA with the Brookfield Investor, as well as related guarantee agreements with certain affiliates of the Brookfield Investor.
Initial Closing
Pursuant to the terms of the SPA, at the Initial Closing, the Brookfield Investor agreed to purchase (i) the Redeemable Preferred Share, for a nominal purchase price, and (ii) 9,152,542.37 Class C Units, for a purchase price of $14.75 per Class C Unit, or $135.0 million in the aggregate.
The Initial Closing occurred on March 31, 2017.
At the Initial Closing, (i) the Company filed Articles Supplementary setting forth the terms, rights, obligations and preferences of the Redeemable Preferred Share (the “Articles Supplementary”) with the State Department of Assessments and Taxation of Maryland (the “SDAT”), which became effective upon filing and (ii) the Brookfield Investor, the Special General

HOSPITALITY INVESTORS TRUST, INC.

NOTES TO CONSOLIDATED/COMBINED FINANCIAL STATEMENTS

Partner and the Company, in its capacity as general partner of the OP, entered into an amendment and restatement (the “A&R LPA”) of the OP’s existing agreement of limited partnership (the “Existing LPA”).
Pursuant to the SPA, the gross proceeds from the sale of the Class C Units at the Initial Closing was, and will be used as follows: (i) $47.3 million to redeem outstanding Grace Preferred Equity Interests; (ii) $26.9 million to pay a portion of the purchase price for the hotels to be purchased in the Second Summit Closing; (iii) $15.0 million to fund PIPs and related lender reserves; (iv) $23.7 million to pay in full the Summit Loan; (v) $10.0 million to pay cash amounts due to the Property Manager under the Framework Agreement; (vi) $4.0 million to pay the commitment fee payable to the Brookfield Investor (which was deemed earned at the signing of the SPA) (the “Commitment Fee”); and (vii) the remainder to pay transaction costs related to the SPA, including $2.0 million reimbursements to the Brookfield Investor for its reasonable and documented out-of-pocket costs and expenses, and for working capital.

Consummation of the Initial Closing was subject to the satisfaction of certain conditions, including, among other things, (i) the concurrent consummation of the transactions contemplated by the Framework Agreement, (ii) the Company having obtained certain specified consents from the holders of the Grace Preferred Equity Interests and certain lenders, franchisors and ground lessors of the Company and any other consents that, if not obtained, would reasonably be expected to be materially adverse to the Company and its subsidiaries, taken as a whole, (iii) the expansion of the Company’s board of directors to seven members, two of whom (including the chairperson of the Company’s board of directors) are Redeemable Preferred Directors elected by the Brookfield Investor and two of whom are independent directors recommended and nominated by the Company’s board of directors and approved by the Brookfield Investor (such approval not to be unreasonably withheld, conditioned or delayed) (each, an “Additional Independent”) pursuant to its rights as the holder of the Redeemable Preferred Share, and (iv) the Company and the Brookfield Investor, having entered into the Ownership Limit Waiver Agreement (as defined below).

Follow-On Fundings
Following the Initial Closing, subject to the terms and conditions of the SPA, the Company also has the right to sell, and the Brookfield Investor has agreed to purchase, additional Class C Units at the same price per unit as at the Initial Closing upon 15 business days’ prior written notice and in an aggregate amount not to exceed $265.0 million as follows (each such issuance, a “Follow-On Funding”):

•
 On or prior to February 27, 2018, but no earlier than January 3, 2018, up to an amount that would be sufficient to reduce the outstanding amount of the Grace Preferred Equity Interests to approximately $223.5 million (the “First Follow-On Funding”). Proceeds from the First Follow-On Funding must be used by the OP exclusively to, concurrently with the closing of the First Follow-On Funding, redeem then outstanding Grace Preferred Equity Interests.

•
On or prior to February 27, 2019, but no earlier than January 3, 2019, up to the then outstanding amount of the Grace Preferred Equity Interests (the “Second Follow-On Funding”). Proceeds from the Second Follow-On Funding must be used by the OP exclusively to, concurrently with the closing of the Second Follow-On Funding, redeem all then outstanding Grace Preferred Equity Interests.

•
On or prior to February 27, 2019, in one or more transactions, up to an amount equal to the difference between the then unfunded portion of the Brookfield Investor’s $400.0 million funding commitment and the outstanding amount of the Grace Preferred Equity Interests. Proceeds from these Follow-On Fundings must be used by the OP exclusively to fund PIPs and related lender reserves, repay amounts then outstanding with respect to mortgage debt principal and interest and working capital.

Consummation of any Follow-On Funding is subject to the satisfaction of certain conditions, including, among others, (i) with the exception of the First Follow-On Funding, the satisfaction of a debt yield test, (ii) the Company having obtained any consents that, if not obtained, would reasonably be expected to be materially adverse to the Company and its subsidiaries, taken as a whole, (iii) no continuing event of default having occurred under certain of the Company’s material loan agreements, (iv) the accuracy of certain of each party’s representations and warranties (subject to certain materiality qualifications), including, among other things, the absence of certain actions that would be material and adverse to the Company and its subsidiaries, taken as a whole, (v) each party’s material compliance with its covenants contained in the SPA, (vi) no Material Adverse Effect

HOSPITALITY INVESTORS TRUST, INC.

NOTES TO CONSOLIDATED/COMBINED FINANCIAL STATEMENTS

(as defined in the SPA) having occurred, and (vii) no Material Breach (as defined and more fully described in the A&R LPA, generally a breach by the Company of certain material obligations under the A&R LPA, subject to notice and cure provisions) or REIT Event (as defined and more fully described in the A&R LPA, the Company’s failure to satisfy any of the requirements for qualification and taxation as a REIT under certain circumstances, subject to notice and cure provisions) having occurred.

In addition, from February 27, 2018 through February 27, 2019, the Brookfield Investor will have the right to purchase, and the OP has agreed to sell, in one or more transactions, the then unfunded portion of the Brookfield Investor’s $400.0 million funding commitment in transactions of no less than $25.0 million each.

Termination and Guarantees

Under the SPA, either the Company or the Brookfield Investor had the right to terminate the SPA if the Initial Closing has not occurred on or before June 30, 2017. The SPA also provides that the Company would have the right to seek specific performance of the Brookfield Investor’s obligations under the SPA. In connection with entering into the SPA, certain affiliates of the Brookfield Investor delivered a limited guarantee and a funding guarantee pursuant to which such affiliates have agreed, on a several and not joint basis, to guarantee certain obligations of the Brookfield Investor.

Funding Failure

If all conditions to a Follow-On Funding are met and the Brookfield Investor does not purchase Class C Units as required pursuant to the SPA, then, subject to the notice and cure provisions set forth in the SPA, a Funding Failure (as defined in the SPA) will be deemed to have occurred and, subject to certain limitations, certain of the Brookfield Investor’s approval rights under the Articles Supplementary and the A&R LPA (as described below under “- Approval Rights”), the rights of Class C Units to receive PIK Distributions, the convertibility of Class C Units into OP Units and the preemptive rights of holders of Class C Units under the A&R LPA would be suspended, subject to reinstatement (including payment of any PIK Distributions and related cash distributions to the extent not made) if (i) the Brookfield Investor or any other holder of Class C Units obtains a declaratory judgment or injunctive relief preventing the suspension of these rights, (ii) the parties otherwise agree that the conditions to the applicable Follow-On Funding were not met, or (iii) the Brookfield Investor consummates the applicable Follow-On Funding.

If the Company or the OP obtains a final, non-appealable judgment of a court of competent jurisdiction finding that a Funding Failure has occurred at the time of the Subsequent Closing (a “Funding Failure Final Determination”), and the Brookfield Investor does not then consummate such Subsequent Closing and pay any damages required in connection with the judgment within ten business days, then (i) all of the suspended rights under the A&R LPA and the Articles Supplementary (including approval rights under the A&R LPA that had not previously been suspended) would be permanently terminated, (ii) the Company would be entitled to redeem the Redeemable Preferred Share at its par value of $0.01, (iii) the OP would be entitled to redeem all or any portion of the then outstanding Class C Units in cash for their liquidation preference, (iv) all Class C Units received in respect of all PIK Distributions accrued from the date of the Initial Closing would be forfeited, and (v) the Brookfield Investor would be required to cause each of the Redeemable Preferred Directors to resign from the Company’s board of directors.

Representations and Warranties and Indemnification

The SPA contains certain representations and warranties made by the Company and the OP, on the one hand, and certain representations and warranties made by the Brookfield Investor, on the other hand. The representations and warranties were made by the parties as of the date of the SPA. Certain of these representations and warranties are subject to specified exceptions and qualifications contained in the SPA and are qualified by information the parties provided to each other in disclosure letters delivered in connection with the SPA.

As a general matter, the Company’s representations and warranties survive the Initial Closing and any applicable Subsequent Closing under the SPA for 18 months. The Company is required to indemnify the Brookfield Investor and its affiliates in respect of any losses incurred by them arising out of any breach of the Company’s representations and warranties and covenants, and in connection with certain actions. Except in the case of certain fundamental representations, the Company’s

HOSPITALITY INVESTORS TRUST, INC.

NOTES TO CONSOLIDATED/COMBINED FINANCIAL STATEMENTS

obligation to indemnify the Brookfield Investor in respect of breaches of representations and warranties is subject to a $6.0 million deductible and a $25,000 per claim deductible. Other than with respect to claims in respect of breaches of certain fundamental representations and certain other representations, the Company’s indemnification obligations in respect of representation and warranty breaches is capped at $60.0 million, and the Company’s overall liability cap (outside of fraud or intentional misrepresentation) is the sum of (i) the Brookfield Investor’s aggregate investment in Class C Units purchased under the SPA through such time assuming compounding at a rate of 5% per annum and (ii) the amount of accrued and unpaid cash distributions payable on Class C Units held by the Brookfield Investor at the time payment is made.

Standstill and Voting

Pursuant to the SPA, from the Initial Closing until the 63-month anniversary of the Initial Closing (or, if earlier, the date that is six months after the date on which the Brookfield Investor and its affiliates own 5% or less of the Company’s common stock on an as-converted basis), the Brookfield Investor, together with its affiliates, other than certain specified affiliates of the Brookfield Investor (the Brookfield Investor together with such included affiliates, the “Covered Brookfield Entities”), will be subject to customary standstill restrictions related to, among other things, acquisition proposals, proxy solicitations, attempts to elect or remove members of the Company’s board of directors and other methods of seeking to control or influence the management or the policies of the Company. In addition, from the Initial Closing until the earlier of (i) the second anniversary of the Initial Closing, and (ii) the completion of all Follow-On Fundings, the Covered Brookfield Entities will not be permitted to acquire more than 15% of the Company’s common stock then outstanding on an as-converted basis in addition to shares of the Company’s common stock on an as-converted basis acquired pursuant to the SPA or A&R LPA. These standstill restrictions will terminate 90 days following any failure by the OP to redeem Class C Units that the Brookfield Investor or its affiliates have elected to be redeemed in accordance with the A&R LPA.

Pursuant to the SPA, the Covered Brookfield Entities are also subject to a standstill on voting that requires the Covered Brookfield Entities to vote any shares of the Company’s common stock owned by Covered Brookfield Entities in excess of 35% of the total number of shares of the Company’s common stock entitled to vote in accordance with the recommendations of the Company’s board of directors from the Initial Closing until the earliest to occur of: (i) a Material Breach, (ii) a REIT Event, (iii) the 63-month anniversary of the Initial Closing, (iv) the date on which the Covered Brookfield Entities, after having purchased Class C Units under the SPA resulting in the Covered Brookfield Entities owning at least 35% of the outstanding shares of the Company’s common stock on an as-converted basis, cease to own at least 35% of the outstanding shares of the Company’s common stock on an as-converted basis and (v) if the Covered Brookfield Entities have not purchased Class C Units under the SPA resulting in ownership of at least 35% of the outstanding shares of the Company’s common stock on an as-converted basis, February 27, 2019.

Framework Agreement
On January 12, 2017, the Company and the OP, entered into the Framework Agreement with the Advisor, the Property Manager, Crestline, the Special Limited Partner, and, for certain limited purposes, the Brookfield Investor.
 The Framework Agreement provides for the Company transitioning from an externally managed company with no employees of its own that is dependent on the Advisor and its affiliates to manage its day-to-day operations to a self-managed company and would have terminated automatically upon the termination of the SPA in accordance with its terms prior to the Initial Closing. The transactions contemplated by the Framework Agreement generally were consummated at, and as a condition to, the Initial Closing.
At the Initial Closing, pursuant to the Framework Agreement, the Advisory Agreement was terminated. The Framework Agreement also provided that, on or prior to March 1, 2017, the Company’s independent directors had the right to provide written notice to the Advisor that such independent directors desired to extend the term of the Advisory Agreement, in which case, the Advisory Agreement would have been amended (the “Advisory Amendment”) such that it terminated on May 31, 2017. The Advisory Amendment would also have provided the Company the option to extend the Advisory Agreement for one additional two-calendar month period upon written notice to the Advisor by the Company’s independent directors given no later than May 1, 2017.

HOSPITALITY INVESTORS TRUST, INC.

NOTES TO CONSOLIDATED/COMBINED FINANCIAL STATEMENTS

The Advisory Amendment also would have terminated certain fees payable to the Advisor in respect of any event or transaction consummated on or after the effective date of the Advisory Amendment, including acquisition fees, real estate commissions, annual subordinated performance fees and financing coordination fees. On and after the effective date of the Advisory Amendment, only asset management fees and expense reimbursements would have been payable to the Advisor by the Company and its subsidiaries, net of employee costs directly paid by the Company and its subsidiaries.
Pursuant to the Framework Agreement, if the SPA had been terminated in accordance with its terms prior to the Initial Closing or the Initial Closing had not occurred on or prior to June 1, 2017, then, instead, the Advisory Agreement would have been automatically amended with the sole modification being that the term of the Advisory Agreement would have extended into 2018 with slightly modified renewal and termination provisions.
Until the expiration without renewal or termination of the Advisory Agreement, the Advisor and its affiliates agreed to use their respective commercially reasonable efforts to assist the Company and its subsidiaries to take such actions as the Company and its subsidiaries reasonably deem necessary to transition to self-management, including, but not limited to providing books and records, accounting systems, software and office equipment. In addition, the Advisor also granted the Company the right to hire certain of employees of the Advisor or its affiliates who were then involved in the management of the Company’s day-to-day operations, including all of the Company’s current executive officers, and made other agreements in order to promote retention of these individuals which relate to the compensation payable to them and other terms of their employment by the Advisor and its affiliates prior to the Initial Closing.
The Framework Agreement also includes a right of first refusal for each of the Company and the Brookfield Investor in connection with (i) any proposed transfer, directly or indirectly, of all or substantially all of the 60% equity interest in Crestline held by the Advisor or its affiliates to any person other than to one of their affiliates or Barceló Crestline Corporation or its affiliates (“Permitted Acquirors”), the owner of the other 40% equity interest in Crestline, or (ii) any proposed transfer of all or a substantial portion of the assets of Crestline to any person other than to Permitted Acquirors.

Summit Agreements

On January 12, 2017, the Company, through a wholly owned subsidiary of the OP, entered into the Summit Amendment to the Reinstatement Agreement.

Under the Summit Amendment, the closing date for the purchase of seven of the hotels remaining to be purchased under the Reinstatement Agreement for an aggregate purchase price of $66.8 million was extended from January 12, 2017 to April 27, 2017, following an amendment entered into on January 10, 2017 to extend the closing date from January 10, 2017 to January 12. 2017. The closing date for the purchase of an eighth hotel to be purchased under the Reinstatement Agreement for an aggregate purchase price of $10.5 million was extended from January 12, 2017 to October 24, 2017. Summit has informed the Company that this eighth hotel is subject to a pending purchase and sale agreement with a third party, and, if this sale is completed, the Company’s right and obligation to purchase this hotel will terminate in accordance with the terms of the Reinstatement Agreement.

Concurrent with the Company’s entry into the Summit Amendment, the Company entered into the Loan Amendment with respect to the Summit Loan.

Pursuant to the Loan Amendment, the maturity date of the loan under the Summit Loan was extended from February 11, 2017 to February 11, 2018, and additional amortization payments totaling $2.0 million were scheduled to occur in the amount of $1.0 million each on the last day of August and September 2017. As of December 31, 2016, $23.4 million was outstanding under the Summit Loan. If the closing of the Company’s purchase of the seven hotels under the Reinstatement Agreement occurs prior to February 11, 2018, then the outstanding principal of the Summit Loan and any accrued interest thereon shall become immediately due and payable in full.

Concurrent with the Company’s entry into the Summit Amendment and the Loan Amendment, the Company and Summit entered into the Additional Loan Agreement pursuant to which Summit agreed to loan the Company an additional $3.0

HOSPITALITY INVESTORS TRUST, INC.

NOTES TO CONSOLIDATED/COMBINED FINANCIAL STATEMENTS

million as consideration for the Summit Amendment. The maturity date of the Additional Loan under the Additional Loan Agreement is July 31, 2017, however, if the sale of the seven hotels to be sold pursuant to the Reinstatement Agreement on April 27, 2017 is completed on that date, the entire principal amount of the Additional Loan will be deemed paid in full and the interest accrued thereon shall become immediately due and payable. The Additional Loan initially bears interest at a rate of 13.0% per annum, of which 9.0% is paid in cash monthly and an additional 4% (the “Additional Loan Added Rate”) will accrue and be compounded monthly and added to the outstanding principal balance at maturity unless otherwise paid in cash by the Company. On February 11, 2017, the Additional Loan Added Rate will be increased by 1%. The Company must make amortization payments in the amount of $1.0 million on the last day of May, June and July 2017. The Additional Loan may be prepaid in whole or in part at any time, without payment of any penalty or premium.

Initial Articles

On January 13, 2017, pursuant to the SPA, the Company filed the Articles Supplementary of the Company (the “Initial Articles Supplementary”) with the SDAT, which became effective upon acceptance for record.

The Initial Articles Supplementary elected to cause the Company to be subject to Section 3-804(c) of the MGCL that would require any vacancy on the Company’s board of directors, with respect to any member of the Company’s board of directors elected by holders of shares of the Company’s common stock, to be filled only by the majority vote of the remaining directors and for the remainder of the full term in which the vacancy occurred and until a successor is elected and qualifies notwithstanding anything to the contrary in the Company’s charter or bylaws. The Company’s bylaws in effect at the time the Initial Articles Supplementary were filed provided that: any vacancy on the Company’s board of directors for any cause other than an increase in the number of directors may be filled by a majority of the remaining directors, even if such majority is less than a quorum; any vacancy in the number of directors created by an increase in the number of directors may be filled by a majority vote of the entire board of directors; and any individual so elected as director will serve until the next annual meeting of stockholders and until his or her successor is elected and qualifies.

Suspension of Distributions

On January 13, 2017, as authorized by the Company’s board of directors, and in connection with its approval of the Company’s entry into the SPA, the Company’s board of directors suspended the distributions entirely that were payable to the Company’s stockholders of record in shares of the Company’s common stock each day during January 2017 in an amount equal to 0.000186301 per share per day. These distributions were payable on a monthly basis by the fifth day following each month-end to stockholders of record at the close of business each day during the prior month and will be payable to stockholders of record on each day during the period from January 1, 2017 to January 13, 2017.

Suspension of SRP

On January 13, 2017, as authorized by the Company’s board of directors, the SRP was suspended effective as of January 23, 2017.

Suspension of DRIP

On January 13, 2017, as authorized by the Company’s board of directors, the DRIP was suspended effective as of February 12, 2017.
Issuances of Common Stock
Subsequent to the year ended December 31, 2016 and through March 15, 2017 , the Company issued 315,383 shares of common stock as stock distributions with respect to December 2016 and the period from January 1, 2017 through January 13, 2017.

Articles Supplementary

HOSPITALITY INVESTORS TRUST, INC.

NOTES TO CONSOLIDATED/COMBINED FINANCIAL STATEMENTS

In connection with the Initial Closing, the Articles Supplementary became effective. The Redeemable Preferred Share ranks on parity with the Company’s common stock, with the same rights with respect to preferences, conversion and other rights, voting powers, restrictions, limitations as to dividends and other distributions, qualifications, terms and conditions of redemption and other terms and conditions as the Company’s common stock, except as provided therein.

At its election and subject to notice requirements, the Company may redeem the Redeemable Preferred Share for a cash amount equal to par value upon the occurrence of any of the following: (i) the first date on which no Class C Units remain outstanding; (ii) the date the liquidation preference applicable to all Class C Units held by the Brookfield Investor and its affiliates is reduced to $100.0 million or less due to the exercise by holders of Class C Units of their redemption rights under the A&R LPA; or (iii) the 11th business day after the date of a Funding Failure Final Determination if the Brookfield Investor does not consummate the applicable purchase of Class C Units at any Subsequent Closing.

For so long as the Brookfield Investor holds the Redeemable Preferred Share, (i) the Brookfield Investor has the right to elect two Redeemable Preferred Directors (neither of whom may be subject to an event that would require disclosure pursuant to Item 401(f) of Regulation S-K in the Company’s definitive proxy statement), as well as to approve (such approval not to be unreasonably withheld, conditioned or delayed) two Additional Independents to be recommended and nominated by the Company’s board of directors for election by the Company’s stockholders at each annual meeting, (ii) each committee of the Company’s board of directors, except any committee formed with authority and jurisdiction over the review and approval of conflicts of interest involving the Brookfield Investor and its affiliates, on the one hand, and the Company, on the other hand (a “Conflicts Committee”), is required to include at least one of the Redeemable Preferred Directors as selected by the holder of the Redeemable Preferred Share (or, if neither the Redeemable Preferred Directors satisfies all requirements applicable to such committee, with respect to independence and otherwise, of the Company’s charter, the SEC and any national securities exchange on which any shares of the Company’s stock are then listed, at least one of the Additional Independents as selected by the Company’s board of directors), and (iii) the Company will not make a general delegation of the powers of the Company’s board of directors to any committee thereof which does not include as a member a Redeemable Preferred Director, other than to a Conflicts Committee.

Beginning three months after the failure of the OP to redeem Class C Units when required to do so, until all Class C Units requested to be redeemed have been redeemed, the holder of the Redeemable Preferred Share will have the right to increase the size of the Company’s board of directors by a number of directors that would result in the holder of the Redeemable Preferred Share being entitled to nominate and elect a majority of the Company’s board of directors and fill the vacancies created by the expansion of the Company’s board of directors, subject to compliance with the provisions of the Company’s charter requiring at least a majority of the Company’s directors to be “Independent Directors.”

The Brookfield Investor is not permitted to transfer the Redeemable Preferred Share, except to an affiliate of the Brookfield Investor.

The holder of the Redeemable Preferred Share generally votes together as a single class with the holders of the Company’s common stock at any annual or special meeting of stockholders of the Company. However, any action that would alter the terms of the Redeemable Preferred Share or the rights of its holder (including any amendment to the Company's charter, including the Articles Supplementary) is subject to a separate class vote of the Redeemable Preferred Share.

In addition, the Redeemable Preferred Directors have the approval rights set forth below under “Approval Rights” pursuant to the Articles Supplementary.

A&R LPA

At the Initial Closing, the Brookfield Investor, the Special General Partner and the Company, in its capacity as general partner of the OP, entered into the A&R LPA. In addition to establishing the terms, rights, obligations and preferences of the Class C Units, which are set forth in more detail below, and effecting revisions and amendments related thereto, the A&R LPA also effected amendments to the Existing LPA in certain other respects, including: (i) reflecting the change in name of the OP from American Realty Capital Hospitality Operating Partnership, L.P. to Hospitality Investors Trust Operating Partnership, L.P.;

HOSPITALITY INVESTORS TRUST, INC.

NOTES TO CONSOLIDATED/COMBINED FINANCIAL STATEMENTS

(ii) removing all provisions related to Class B Units, which the Advisor received for asset management services pursuant to the Advisory Agreement prior to October 1, 2015; and (iii) removing all provisions related to the special limited partnership interest in the OP held by the Special Limited Partner (the “SLP Interest”), pursuant to which the Special Limited Partner was entitled to receive the subordinated participation in net sales proceeds, a subordinated listing distribution and a subordinated distribution upon termination of the Advisory Agreement.

At the Initial Closing, pursuant to the Framework Agreement: (i) all 524,956 issued and outstanding Class B Units held by the Advisor were converted into 524,956 OP Units, and, immediately following such conversion, those 524,956 OP Units were redeemed for 524,956 shares of the Company’s common stock; (ii) all 90 OP Units held by the Advisor were redeemed for 90 shares of the Company’s common stock, which represented all the OP Units issued and outstanding prior to the Initial Closing other than the OP Units held by the Company in its capacity as the general partner of the OP corresponding to the issued and outstanding shares of the Company’s common stock; and (iii) the SLP Interest was automatically forfeited and redeemed by the OP without the payment of any consideration to the Special Limited Partner or any of its affiliates.

Rank

The Class C Units rank senior to the OP Units and all other equity interests in the OP with respect to priority in payment of distributions and in the distribution of assets in the event of the liquidation, dissolution or winding-up of the OP, whether voluntary or involuntary, or any other distribution of the assets of the OP among its equity holders for the purpose of winding up its affairs.

Distributions

Holders of Class C Units are entitled to receive, with respect to each Class C Unit, fixed, quarterly cumulative cash distributions at a rate of 7.50% per annum from legally available funds. If the Company fails to pay these cash distributions when due, the per annum rate will increase to 10% until all accrued and unpaid distributions required to be paid in cash are reduced to zero.

Holders of Class C Units are also entitled to receive, with respect to each Class C Unit, a fixed, quarterly, cumulative PIK Distributions at a rate of 5% per annum payable in Class C Units. Upon the Company’s failure to redeem the Brookfield Investor when required to do so pursuant to the A&R LPA, the 5% per annum PIK Distribution rate will increase to a per annum rate of 7.50%, and would further increase by 1.25% per annum for the next four quarterly periods thereafter, up to a maximum per annum rate of 12.5%.

The number of Class C Units delivered in respect of the PIK Distributions on any distribution payment date will be equal to the number obtained by dividing the amount of PIK Distribution by the Conversion Price (as defined below).

The Brookfield Investor will receive tax distributions to the extent that the cash distributions are less than the tax (at the 35% rate) payable with respect to cash distributions, PIK Distributions, and any accrued but unpaid cash distributions. The Brookfield Investor will also receive tax distributions in certain limited situations in which it is allocated income as a result of converting Class C Units into OP Units but is unable to convert those OP Units into shares of the Company’s common stock. To the extent that the OP is required to pay tax distributions, the tax distributions will be advances of amounts the OP would otherwise pay the Brookfield Investor (e.g., if tax distributions are made with respect to PIK Distributions, then cash distributions with respect to PIK Distributions will be adjusted downward to reflect the tax distributions).

Liquidation Preference

The liquidation preference with respect to each Class C Unit as of a particular date is the original purchase price paid under the SPA or the value upon issuance of any Class C Unit received as a PIK Distribution, plus, with respect to such Class C Unit up to but not including such date, (i) any accrued and unpaid cash distributions and (ii) any accrued and unpaid PIK Distributions.

Conversion Rights

HOSPITALITY INVESTORS TRUST, INC.

NOTES TO CONSOLIDATED/COMBINED FINANCIAL STATEMENTS

The Class C Units are convertible into OP Units at any time at the option of the holder thereof at an initial conversion price of $14.75 (the “Conversion Price”). The Conversion Price is subject to anti-dilution and other adjustments upon the occurrence of certain events and transactions.

Notwithstanding the foregoing, the convertibility of certain Class C Units may be restricted in certain circumstances described in the A&R LPA, and, to the extent any Class C Units submitted for conversion are not converted as a result of these restrictions, the holder will instead be entitled to receive an amount in cash equal to two times the liquidation preference of any unconverted Class C Units.

OP Units, in turn, are generally redeemable for shares of the Company’s common stock on a one-for-one-basis or the cash value of a corresponding number of shares, at the election of the Company, in accordance with the terms of the A&R LPA. Notwithstanding the foregoing, with respect to any redemptions in exchange for shares of the Company’s common stock that would result in the converting holder owning 49.9% or more of the shares of the Company’s common stock then outstanding after giving effect to the redemption, for the number of shares of the Company’s common stock exceeding the 49.9% threshold, the redeeming holder may elect to retain OP Units or to request delivery in cash of the cash value of a corresponding number of shares.

Mandatory Redemption

Upon the consummation of any Fundamental Sale Transaction prior to March 31, 2022, the fifth anniversary of the Initial Closing, the holders of Class C Units are entitled to receive, prior to and in preference to any distribution of any of the assets or surplus funds of the Company to the holders of any other limited partnership interests in the OP:

•
in the case of a Fundamental Sale Transaction consummated on or prior to February 27, 2019, an amount per Class C Unit in cash equal to such Class C Unit’s pro rata share (determined based on the respective liquidation preferences of all Class C Units) of an amount equal to (I) $800.0 million less (II) the sum of (i) the difference between (A) $400.0 million and (B) the aggregate purchase price paid under the SPA of all outstanding Class C Units (with the purchase price for Class C Units issued as PIK Distributions being zero for these purposes) and (ii) all cash distributions actually paid to date;

•
in the case of a Fundamental Sale Transaction consummated after February 27, 2019 and prior to January 1, 2022, the date that is 57 months and one day after the date of the Initial Closing, an amount per Class C Unit in cash equal to (x) two times the purchase price under the SPA of such Class C Unit (with the purchase price for Class C Units issued as PIK Distributions being zero for these purposes), less (y) all cash distributions actually paid to date; and

•
in the case of a Fundamental Sale Transaction consummated on or after January 1, 2022, an amount per Class C Unit in cash equal to the liquidation preference of such Class C Unit plus a make whole premium for such Class C Unit calculated based on a discount rate of 5% and the assumption that such Class C Unit had not been redeemed until March 31, 2022, the fifth anniversary of the Initial Closing (the “Make Whole Premium”).

Holder Redemptions

Upon the occurrence of a REIT Event or a Material Breach, in each case, subject to certain notice and cure rights, holders of Class C Units have the right to require the Company to redeem any Class C Units submitted for redemption for an amount equivalent to what the holders of Class C Units would have been entitled to receive in a Fundamental Sale Transaction if the date of redemption were the date of the consummation of the Fundamental Sale Transaction.

From time to time on or after March 31, 2022, the fifth anniversary of the Initial Closing, and at any time following the rendering of a judgment enjoining or otherwise preventing the holders of Class C Units, the Brookfield Investor or the Special General Partner from exercising their respective rights under the A&R LPA or the Articles Supplementary, any holder of Class C Units may, at its election, require the Company to redeem any or all of its Class C Units for an amount in cash equal to the liquidation preference.

HOSPITALITY INVESTORS TRUST, INC.

NOTES TO CONSOLIDATED/COMBINED FINANCIAL STATEMENTS

The OP is not required to make any redemption of less than all of the Class C Units held by any holder requiring a payment of less than $15.0 million. If any redemption request would result in the total liquidation preference of Class C Units remaining outstanding being equal to less than $35.0 million, the OP has the right to redeem all then outstanding Class C Units in full.

Remedies Upon Failure to Redeem

Three months after the failure of the OP to redeem Class C Units when required to do so, the Special General Partner has the exclusive right, power and authority to sell the assets or properties of the OP for cash at such time or times as the Special General Partner may determine, upon engaging a reputable, national third party sales broker or investment bank reasonably acceptable to holders of a majority of the then outstanding Class C Units to conduct an auction or similar process designed to maximize the sales price. The Special General Partner is not permitted to make sales to the Special General Partner, any other holder of a majority or more of the then outstanding Class C Units or any of their respective affiliates. The proceeds from sales of assets or properties by the Special General Partner must be used first to make any and all payments or distributions due or past due with respect to the Class C Units, regardless of the impact of such payments or distributions on the Company or the OP. The Special General Partner is not permitted to take any action without first obtaining any approval, including the approval of the Company’s stockholders, required by applicable Maryland law, as determined in good faith by the Company’s board of directors upon the advice of counsel.

In addition and as described elsewhere herein, three months after the failure of the OP to redeem Class C Units when required to do so:

•
the holder of the Redeemable Preferred Share would have the right to increase the size of the Company’s board of directors by a number of directors that would result in the holder of the Redeemable Preferred Share being entitled to nominate and elect a majority of the Company’s board of directors and fill the vacancies created by the expansion of the Company’s board of directors, subject to compliance with the provisions of the Company's charter requiring at least a majority of the Company’s directors to be Independent Directors (as defined in the Company's charter);

•
the 5% per annum PIK Distribution rate will increase to a per annum rate of 7.50%, and would further increase by 1.25% per annum for the next four quarterly periods thereafter, up to a maximum per annum rate of 12.5%; and

•	the standstill (but not the standstill on voting) provisions otherwise applicable to the Brookfield Investor and certain of its affiliates would terminate.

Company Liquidation Preference Reduction Upon Listing

In the event a listing of the Company’s common stock on a national stock exchange occurs prior to March 31, 2022, the fifth anniversary of the Initial Closing, the OP would have the right to elect to reduce the liquidation preference of any Class C Units outstanding to $0.10 per unit by paying an amount equal to the amount of such reduction (the “Reduction Amount”) plus a pro rata share of a Make Whole Premium attributable to such Class C Units calculated based on, for these purposes only, (a) in the case of a reduction payment prior to February 27, 2019, a number of Class C Units reflecting a funded amount of $400.0 million, whether or not such amount was entirely funded, and (b) in the case of a reduction payment after February 27, 2019, the number of Class C Units subject to reduction. Following any such reduction and until March 31, 2024, the seven-year anniversary of the Initial Closing, the Class C Units that were subject to the reduction are convertible into a number of OP Units (the “Deferred Distribution Amount”) that, if positive, equals the Reduction Amount divided by the then current Conversion Price, less the Reduction Amount divided by the current market price for the Company’s common stock, less any excess tax distributions received divided by the current market price for the Company’s common stock. Notwithstanding the foregoing, the delivery of OP Units comprising the Deferred Distribution Amount may be restricted in certain circumstances as described in the A&R LPA, and, to the extent any OP Units are not delivered as a result of these restrictions, the holder is instead entitled to receive an amount in cash equal to the corresponding portion of the Reduction Amount associated with the Class C Units underlying any undelivered OP Units.

HOSPITALITY INVESTORS TRUST, INC.

NOTES TO CONSOLIDATED/COMBINED FINANCIAL STATEMENTS

Company Redemption After Five Years

At any time and from time to time on or after March 31, 2022, the fifth anniversary of the Initial Closing, the Company has the right to elect to redeem all or any part of the issued and outstanding Class C Units for an amount in cash equal to the liquidation preference.

Transfer Restrictions

Subject to certain exceptions, the Brookfield Investor is generally permitted to make transfers of Class C Units without the prior consent of the Company, provided that any transferee must customarily invest in these types of securities or real estate investments of any type or have in excess of $100.0 million of assets. In addition, to the extent a transferee would hold in excess of (i) 20% of the outstanding shares of the Company’s common stock on an as-converted basis, the transferee is required to execute a joinder with respect to the standstill provisions contained in the SPA, and (ii) 35% of the outstanding shares of the Company’s common stock on an as-converted basis, the transferee is required to execute a joinder with respect to the standstill on voting provisions contained in the SPA.

Preemptive Rights

For so long as no Funding Failure has occurred, if the Company or the OP proposes to issue additional equity securities, subject to certain exceptions and in accordance with the procedures in the A&R LPA, any holder of Class C Units that owns Class C Units representing more than 5% of the outstanding shares of the Company’s common stock on an as-converted basis has certain preemptive rights.

Approval Rights

The Articles Supplementary restrict the Company from taking certain actions without the prior approval of at least one of the Redeemable Preferred Directors, and the A&R LPA restricts the OP from taking certain actions without the prior approval of the majority of the then outstanding Class C Units. Subject to certain limitations, both sets of rights are subject to temporary and permanent suspension in connection with any Funding Failure and no longer apply if the liquidation preference applicable to all Class C Units held by the Brookfield Investor and its affiliates is reduced to $100.0 million or less due to the exercise by holders of Class C Units of their redemption rights under the A&R LPA.

In general, subject to certain exceptions, prior approval is required before the Company or its subsidiaries are permitted to take any of the following actions: equity issuances; organizational document amendments; debt incurrences; affiliate transactions; sale of all or substantially all assets; bankruptcy or insolvency declarations; declarations or payments of dividends or other distributions; redemptions or repurchases of securities; adoption of, and amendments to, the annual business plan required to be prepared by the Company (including the annual operating and capital budget); hiring and compensation decisions related to certain key personnel (including executive officers); property acquisitions; property sales and dispositions; entry into new lines of business; settlement of material litigation; changes to material agreements; increasing or decreasing the number of directors on the Company’s board of directors; nominating or appointing a director who is not independent; nominating or appointing the chairperson of the Company’s board of directors; and certain other matters.

After December 31, 2021, the 57-month anniversary of the Initial Closing, no prior approval will be required for debt incurrences, equity issuances and asset sales if the proceeds therefrom are used to redeem the then outstanding Class C Units in full.

In addition, notwithstanding these prior approval rights, the Company’s board of directors is permitted to take such actions as it deems necessary, upon advice of counsel, to maintain the Company’s status as a REIT and to avoid having to register as an investment company under the Investment Company Act of 1940, as amended.

If all conditions to a Subsequent Closing are met and the Brookfield Investor does not purchase Class C Units as required pursuant to the SPA, then, subject to the notice and cure provisions set forth in the SPA, a Funding Failure (as defined in the SPA) will be deemed to have occurred and, subject to certain limitations, certain of the Brookfield Investor’s approval

HOSPITALITY INVESTORS TRUST, INC.

NOTES TO CONSOLIDATED/COMBINED FINANCIAL STATEMENTS

rights under the Articles Supplementary and the A&R LPA, the rights of Class C Units to receive PIK Distributions, the convertibility of Class C Units into OP Units and the preemptive rights of holders of Class C Units under the A&R LPA would be suspended, subject to reinstatement (including payment of any PIK Distributions and related cash distributions to the extent not made) if (i) the Brookfield Investor or any other holder of Class C Units obtains a declaratory judgment or injunctive relief preventing the suspension of these rights, (ii) the parties otherwise agree that the conditions to the applicable Subsequent Closing were not met, or (iii) the Brookfield Investor consummates the applicable purchase of Class C Units at the applicable Subsequent Closing.

If a Funding Failure Final Determination occurs, and the Brookfield Investor does not then consummate such Subsequent Closing and pay any damages required in connection with the judgment within ten business days, then (i) all of the suspended rights under the A&R LPA and the Articles Supplementary (including approval rights under the A&R LPA that had not previously been suspended) will be permanently terminated, (ii) the Company would be entitled to redeem the Redeemable Preferred Share at its par value of $0.01, (iii) the OP would be entitled to redeem all or any portion of the then outstanding Class C Units in cash for their liquidation preference, (iv) all Class C Units received in respect of all PIK Distributions accrued from the date of the Initial Closing would be forfeited, and (v) the Brookfield Investor would be required to cause each of the Redeemable Preferred Directors to resign from the Company’s board of directors.

Ownership Limit Waiver Agreement

At the Initial Closing, as contemplated by and pursuant to the SPA, the Company and the Brookfield Investor entered into an Ownership Limit Waiver Agreement (the “Ownership Limit Waiver Agreement”), pursuant to which the Company (i) granted the Brookfield Investor and its affiliates a waiver of the Aggregate Share Ownership Limit (as defined in the Charter), and (ii) permitted the Brookfield Investor and its affiliates to own up to 49.9% in value of the aggregate of the outstanding shares of the Company’s stock or up to 49.9% (in value or in number of shares, whichever is more restrictive) of any class or series of shares of the Company stock, subject to the terms and conditions set forth in the Ownership Limit Waiver Agreement.

Property Management Transactions

Prior to the Initial Closing, the Company, directly or indirectly through its taxable REIT subsidiaries, entered into agreements with the Property Manager, which, in turn, engaged Crestline or a third-party sub-property manager to manage the Company’s hotel properties. These agreements were intended to be coterminous, meaning that the term of the agreement with the Property Manager was the same as the term of the Property Manager’s agreement with the applicable sub-property manager for the applicable hotel properties, with certain exceptions.

At the Initial Closing, as contemplated by and pursuant to the Framework Agreement, the Company, through its taxable REIT subsidiaries, the Property Manager, Crestline and the Company’s third-party sub-property managers entered into a series of amendments, assignments and terminations with respect to the then existing property management arrangements (collectively, the “Property Management Transactions”) pursuant to the various omnibus assignment, amendment and termination agreements entered into pursuant to the Framework Agreement.

At the consummation of the Property Management Transactions, among other things:

•	property management agreements for a total of 69 hotels sub-managed by Crestline (collectively, the “Crestline Agreements”) were assigned by the Property Manager to Crestline;

•
property management agreements for a total of five additional hotels (together with the Crestline Agreements, the “Long-Term Agreements”) are being transitioned to Crestline and the sub-property management agreements with Interstate Management Company, LLC related to these properties will be terminated effective April 3, 2017;

•	in connection with the assignment of the Long-Term Agreements to Crestline, they were amended as follows:

◦	the total property management fee of up to 4.0% of the monthly gross receipts from the properties was reduced to 3.0%;

HOSPITALITY INVESTORS TRUST, INC.

NOTES TO CONSOLIDATED/COMBINED FINANCIAL STATEMENTS

◦	no change to the remaining term (generally 18 to 19 years), which will renew automatically for three five year terms unless either party provides advance notice of non-renewal;

◦
the termination provisions were changed from being generally only terminable by the Company prior to expiration for cause and not in connection with a sale such that, beginning on April 1, 2021, the first day of the 49th month following the Initial Closing, the Company will have an “on-sale” termination right upon payment of a fee in an amount equal to two and one half times the property management fee in the trailing 12 months, subject to customary adjustments; and

◦
if, prior to March 31, 2023, the six years immediately following the Initial Closing, the Company sells a hotel managed pursuant to a Long-Term Agreement, the Company has the right to terminate the applicable Long-Term Agreement with respect to any property that is being sold and concurrently replace it with a comparable hotel owned by the Company and managed pursuant to a short-term agreement, by terminating that hotel’s existing property manager and retaining Crestline on the same terms as the Long-Term Agreement being replaced;

•
the property management agreements with the Property Manager for the Company’s 65 other hotels have been terminated and the sub-property managers managing these hotels prior to the Initial Closing will continue to do so following the Initial Closing in accordance with property management agreements with the Company’s taxable REIT subsidiaries under the property management terms in effect prior to the Initial Closing.

As consideration for the Property Management Transactions, the Company and the OP:

◦Paid a one-time cash amount equal to $10.0 million to the property manager;

◦	will make a monthly cash payment in the amount of $333,333.33 to the Property Manager on the 15th day of each month for the 12 months following the Initial Closing;

◦	Issued 279,329 shares of the Company’s common stock, subject to certain adjustments, to the Property Manager;

◦
waived any and all obligations of the Advisor to refund or otherwise repay any Organization or Offering Expenses (as defined in the Advisory Agreement) to the Company in an amount acknowledged to be $5,821,988; and

◦
converted all 524,956 Class B Units held by the Advisor into 524,956 OP Units, and, immediately following such conversion, redeemed such 524,956 OP Units for 524,956 shares of the Company’s common stock.

Assignment and Assumption Agreement

At the Initial Closing, as contemplated by the Framework Agreement, the Company, the Advisor and AR Global entered into an assignment and assumption agreement, pursuant to which the Advisor and AR Global assigned to the Company all rights, titles in interests in the following assets that are relevant to the Company and the OP: (i) accounting systems, (ii) IT equipment and (iii) certain office furniture and equipment.

Mutual Release

At the Initial Closing, as contemplated by and pursuant to the Framework Agreement, the Advisor, the Special Limited Partner, the Property Manager and Crestline (on behalf of themselves and each of their respective affiliates), on the one hand, and the Company and the OP, on the other hand, entered into a general mutual waiver and release, which generally provides for releases of all claims arising prior to the Initial Closing (whether known or unknown), except for claims under the Framework Agreement and related transaction documents. In addition, pursuant to the Framework Agreement, the parties have agreed that existing indemnification rights under the Company’s and the OP’s organizational documents, the Advisory Agreement, certain property management agreements and the existing indemnification agreement between the Company, its directors and officers, and the Advisor and certain of its affiliates survive the Initial Closing solely with respect to claims from third parties.

HOSPITALITY INVESTORS TRUST, INC.

NOTES TO CONSOLIDATED/COMBINED FINANCIAL STATEMENTS

Transition Services Agreements

At the Initial Closing, as contemplated by and pursuant to the Framework Agreement, the Company entered into a transition services agreement with each of the Advisor and Crestline, pursuant to which it will receive their assistance in connection with investor relations/shareholder services and support services for pending transactions in the case of the Advisor and accounting and tax related services in the case of Crestline until June 29, 2017 except as set forth below. As compensation for the foregoing services, the Advisor will receive a one-time fee of $225,000 (payable $150,000 at the Initial Closing and $75,000 on May 15, 2017) and Crestline will receive a fee of $25,000 per month. The Advisor and Crestline are also entitled to reimbursement of out-of-pocket fees, costs and expenses. The transition services agreement with Crestline for accounting and tax related services will automatically renew for successive 90-day periods unless either party elects to terminate upon 40 days' written notice to the other party and the monthly fee of $25,000 will continue to be payable. The transition services agreement with the Advisor with respect to the support services for pending transactions expires on April 30, 2017 unless extended for an additional 30 days by written notice delivered prior to the expiration date, upon payment of an additional $75,000.

Trademark License Agreement

At the Initial Closing, as contemplated by and pursuant to the Framework Agreement, AR Capital, the Advisor, the Company and the OP entered into a trademark license agreement, pursuant to which the Advisor granted the Company and its affiliates, solely for 90 days following the Initial Closing, a limited, nonexclusive, non-transferable, non-sublicensable, royalty-free, fully paid-up, right and license to use certain trademarks and service marks currently used by the Company in connection with its existing business in order for the Company and its affiliates to transition to the use of new trademarks.
Amendments to Grace Agreements
At the Initial Closing, the Company, through a wholly owned subsidiary, entered into substantially identical amendments (together, the “Grace Amendments”) to the Amended and Restated Limited Liability Company Agreements (the “Grace Agreements”) of HIT Portfolio I Holdco, LLC and HIT Portfolio II Holdco, LLC (formerly known as ARC Hospitality Portfolio I Holdco, LLC and ARC Hospitality Portfolio II Holdco, LLC, respectively, and, together, the “Grace Holdcos”), each of which is an indirect subsidiary of the Company and an issuer of Grace Preferred Equity Interests. The material terms of the Grace Preferred Equity Interests are described in the Company’s Current Report on Form 8-K filed with the SEC on March 5, 2015 and in subsequent periodic filings made by the Company with the SEC.
The Grace Amendments were entered into in connection with the Company obtaining the consent of the holders of the Grace Preferred Equity Interests, W2007 Equity Inns Senior Mezz, LLC, W2007 Equity Inns Partnership, L.P. and W2007 Equity Inns Trust (collectively, the “Grace Holders”), the receipt of which was a condition to the Brookfield Investor’s obligation to consummate the Initial Closing under the SPA. Consistent with the Company’s obligation under the Grace Agreements to use 35% of the proceeds from any issuances of interests in the Company or any of its subsidiaries to redeem the Grace Preferred Equity Interests and the terms of the SPA, the Company redeemed $47.3 million in liquidation value of Grace Preferred Equity Interests with a portion of the proceeds from the Initial Closing. Pursuant to the terms of the Grace Agreements, the Company is also required to redeem an additional $19.4 million in liquidation value, representing 50.0% of the aggregate amount originally issued, by February 27, 2018, and the remaining $223.5 million in liquidation value by February 27, 2019. The Company also has other redemption obligations to the Grace Holders, including with respect to the proceeds from any sale or other liquidations of any of the Company’s properties or certain refinancings. Following the Initial Closing, the Brookfield Investor has agreed to purchase additional Class C Units at Subsequent Closings in an aggregate amount not to exceed $265.0 million. Generally, the proceeds from the sale of Class C Units at Subsequent Closings may be used to redeem the Grace Preferred Equity Interests required to be redeemed at or around the time they are required to be redeemed, and with respect to the Subsequent Closings, the Company will also have an obligation under the Grace Agreements to use 35% of the proceeds from any issuances of interests in the Company or any of its subsidiaries to redeem the Grace Preferred Equity Interests. However, the Subsequent Closings are subject to conditions, and may not be completed on their current terms, or at all.

HOSPITALITY INVESTORS TRUST, INC.

NOTES TO CONSOLIDATED/COMBINED FINANCIAL STATEMENTS

The Grace Amendments provide for certain changes to provisions related to transfer restrictions on membership interests in the Grace Holdcos and the events that would constitute a change in control of the Company under the Grace Agreements. These changes reflect both the Company’s termination of its external management relationship with the Advisor as well as the significance of the investment made by the Brookfield Investor in its capacity as the holder of Class C Units. The Grace Amendments also amend the Grace Agreements to reflect that, in connection with the Grace Holders consenting to the consummation of the Initial Closing, the Brookfield Investor entered into the following agreements with the Grace Holders: (i) a payover guarantee, pursuant to which the Brookfield Investor and the Special General Partner agreed that, if either of them receives any proceeds required under the Grace Agreements to be used to redeem Grace Preferred Equity Interests, those proceeds will be paid to the Grace Holders; and (ii) a standstill agreement pursuant to which the Brookfield Investor and certain of its affiliates agreed that, unless the Grace Preferred Equity Interests were simultaneously being, or have previously been, fully redeemed, certain affiliates of the Brookfield Investor will not be permitted to purchase any interest in the Company’s mortgage and mezzanine loans encumbering the hotels directly owned by the Grace Holdcos or in any other indebtedness of the Grace Holdcos or encumbering those hotels.
Registration Rights Agreement

At the Initial Closing, as contemplated by and pursuant to the SPA and the Framework Agreement, the Company, the Brookfield Investor, the Advisor and the Property Manager entered into a Registration Rights Agreement (the “Registration Rights Agreement”). Pursuant to the Registration Rights Agreement, holders of Class C Units have certain shelf, demand and piggyback rights with respect to the registration of the resale under the Securities Act of 1933, as amended (the “Securities Act”) of the shares of Company’s common stock issuable upon redemption of OP Units issuable upon conversion of Class C Units, and the Advisor and the Property Manager have similar rights with respect to the 525,046 and 279,329 shares of the Company’s common stock issued to them, respectively, pursuant to the Framework Agreement. For so long as registrable securities remain outstanding, the Brookfield Investor and the holders of a majority of the registrable securities have the right to make up to three requests such in any 12-month period with respect to the registration of registrable securities under the Securities Act. The Advisor and the Property Manager have the right, collectively, to make one such request.
Board Matters

On January 12, 2017, as required by the SPA, William M. Kahane, executive chairman of the Company’s board of directors, resigned from the Company’s board of directors and as executive chairman effective upon, and subject to, the occurrence of the Initial Closing.

On January 12, 2017, Robert H. Burns resigned from the Company’s board of directors effective upon, and subject to, the occurrence of the Initial Closing and any request by the Company’s board of directors for him to be nominated as one of the Additional Independents.

Messrs. Kahane and Burns did not resign pursuant to any disagreement with the Company. Messrs. Burns and Kahane have advised the Company they will no longer be responsible for any part of any registration statement filed by the Company pursuant to and consistent with 15 U.S.C. § 77k(b)(1).

At the initial closing, Jonathan P. Mehlman, Bruce G. Wiles and Lowell B. Baron were elected to the Company's board of directors effective immediately following the resignation of Messrs. Kahane and Burns, in connection with which the Company's board of directors was expanded from four to five members. Mr. Wiles was appointed Chairman of the Company’s board of directors in connection with his election. In addition, at the Initial Closing, Stephen P. Joyce and Edward A. Glickman were elected as members of the Company's board of directors effective upon the filing with the SEC of this Annual Report on Form 10-K in connection with which the Company's board of directors will be expanded from five to seven members.

Mr. Mehlman is and has been the Company’s chief executive officer and president. Messrs. Wiles and Baron were elected as the Redeemable Preferred Directors pursuant to the Brookfield Investor’s rights as the holder of the Redeemable Preferred Share and pursuant to the SPA. Messrs. Wiles and Baron are both managing partners of Brookfield Asset Management Inc., and affiliate of the Brookfield Investor, and Mr. Wiles is also president and chief operating officer of another affiliate of the Brookfield Investor. Prior to their election by the Company’s board of directors as independent directors,

HOSPITALITY INVESTORS TRUST, INC.

NOTES TO CONSOLIDATED/COMBINED FINANCIAL STATEMENTS

Messrs. Joyce and Glickman were approved by the Brookfield Investor as the Additional Independents pursuant to its rights as the holder of the Redeemable Preferred Share and pursuant to the SPA.

Amendment and Restatement of Employee and Director Incentive Restricted Share Plan

In connection with the Initial Closing, a special compensation committee established by the Company’s board of directors (the "Special Compensation Committee") approved and adopted an amendment and restatement of the RSP (the “A&R RSP”), which currently provides for grants of restricted shares but not other forms of awards. The amendments effected by the A&R RSP will enable the Company to grant awards to employees, officers and directors of the Company and its affiliates of restricted stock units in respect of shares of the Company’s common stock (“RSUs”), which represent a contingent right to receive shares of the Company’s common stock (or an amount of cash having an equivalent fair market value) at a future settlement date, subject to satisfaction of applicable vesting conditions and/or other restrictions, as set forth in the A&R RSP and an award agreement evidencing the grant of RSUs.

The amendments effected by the A&R RSP also eliminated provisions of the RSP under which automatic grants of restricted shares had been issued to the Company’s independent directors and provisions related to the Company being externally managed. In lieu of automatic grants of restricted shares, following the Initial Closing the Company’s non-employee directors will receive annual grants of awards of RSUs or restricted shares for their services to the Company, as described in more detail below under the caption “Director Compensation Policy.”

Director Compensation Policy

Effective at the Initial Closing, the Special Compensation Committee adopted a new director compensation policy, which will apply to all directors who are not employees of the Company. Mr. Mehlman, as an employee of the Company, will not receive any compensation for his service on the Board but all other directors (including Redeemable Preferred Directors) will receive compensation.

Under the new director compensation policy, directors will be paid an annual cash retainer in the amount of $100,000 as consideration for their time and efforts in serving on the Company’s board of directors. The chairs of the Audit Committee and Compensation Committee will each receive an additional cash retainer of $15,000, while the chairs of the Nominating and Corporate Governance Committee and Conflicts Committee each receive an additional cash retainer of $10,000. Members of the Audit Committee other than the chair will each receive an additional cash retainer of $5,000, while members of the Compensation Committee, Nominating and Corporate Governance Committee and Conflicts Committee will each receive an additional cash retainer of $2,500. There will be no additional fees paid for attending Board or committee meetings. Directors may be offered an election to receive all or any portion of their cash retainers in vested shares of the Company’s common stock or RSUs in lieu of cash.

In addition, the director compensation policy contemplates that, on the first business day in July of each year starting in 2017, directors will be granted an award of RSUs or restricted shares (as determined by the Company's board of directors on the date of grant) having an aggregate value of $50,000, based on the fair market value of a share of the Company’s common stock (as determined by the Company’s board of directors in good faith on the date of grant). These RSUs or restricted shares would become vested on the earlier of the date of the annual meeting in the year following the year in which the grant date occurs and the first anniversary of the date of grant, in each case, subject to continued service on the Company's board of directors through the vesting date. If a director resigns prior to any vesting date, the director would forfeit all unvested RSUs or restricted shares for no consideration. Vesting of RSUs or restricted shares would accelerate upon a change in control (as defined in the A&R RSP) of the Company. Unless deferred pursuant to a timely election under a deferred compensation arrangement approved by the Company’s board of directors, vested RSUs will be settled in shares of the Company’s common stock on the earlier of the date of the termination of their service to the Company’s board of directors, a change in control, and the third anniversary of vesting.

Executive Employment Agreements

HOSPITALITY INVESTORS TRUST, INC.

NOTES TO CONSOLIDATED/COMBINED FINANCIAL STATEMENTS

At the Initial Closing, the Company entered into employment agreements (the “Employment Agreements”) with each of Mr. Mehlman, the Company’s chief executive officer and president, Edward Hoganson, the Company’s  chief financial officer and treasurer (who also served as the Company’s  secretary prior to the election of Mr. Hughes to that position), and Paul C. Hughes, who was elected as the Company's general counsel and secretary at the Initial Closing.

Employment Agreement with Mr. Mehlman

Pursuant to his Employment Agreement, Mr. Mehlman will serve as the Company’s chief executive officer and president from the Initial Closing through the second anniversary of the Initial Closing, with automatic one year renewals at the end of the employment term (including any renewal employment term) unless either party delivers written notice of non-renewal at least 90 days prior to the scheduled expiration of the employment term.

Pursuant to his Employment Agreement, Mr. Mehlman will receive an annual base salary of $750,000 and be eligible for an annual bonus upon achievement of performance goals based on the achievement of individual and Company performance goals previously established by the Company’s board of directors after consultation with Mr. Mehlman. Mr. Mehlman’s target annual bonus will be 130% of his base salary, Mr. Mehlman's threshold annual bonus will be 67% of his base salary and Mr. Mehlman's maximum annual bonus will be 225% of his base salary, with the actual annual bonus determined in the sole discretion of the Company’s board of directors, except that for the fiscal year ending December 31, 2017, Mr. Mehlman's bonus will be no less than 67% of his base salary. Mr. Mehlman will be eligible to participate in the employee benefits generally provided to employees, subject to the satisfaction of eligibility requirements, and will receive a whole life insurance policy with a death benefit of at least $500,000 and a health club membership.

Mr. Mehlman will be eligible to participate in the Company’s long-term incentive program (the “LTIP”) during his employment. Mr. Mehlman will receive an initial LTIP award on the first business day of July, 2017, subject to his continued employment through that date, consisting of 35,000 RSUs vesting 25% per year on each of the first four anniversaries of the grant date, subject to his continued employment through each applicable vesting date. Thereafter, for each fiscal year beginning with the 2017, Mr. Mehlman will be eligible to receive an annual LTIP award of RSUs, vesting 25% per year on each of the first four anniversaries of the grant date, subject to continued employment through each applicable vesting date. Annual LTIP awards will be granted by February 15 in the first quarter of the year following the year to which the annual LTIP award relates, subject to Mr. Mehlman’s continued employment through the date of grant. Under his Employment Agreement, Mr. Mehlman’s target annual LTIP award is 135,000 RSUs, with the actual number of RSUs comprising the annual LTIP award for any year to be determined by the Company’s board of directors in its sole discretion based on the achievement of Company performance goals established by the Company’s board of directors after consultation with Mr. Mehlman.

If Mr. Mehlman’s employment is terminated by the Company without “cause” or by Mr. Mehlman for “good reason” (as such terms are defined in his Employment Agreement) or upon expiration following non-renewal of the employment term by the Company, then Mr. Mehlman would be entitled to receive accrued salary and earned bonuses, to the extent unpaid, a pro-rata annual bonus for the year of termination based on actual performance for the full fiscal year, and immediate vesting of his outstanding and unvested equity awards. In addition, Mr. Mehlman would receive an aggregate amount equal to the sum of (i) the greater of (x) one and one-half times his annual base salary and (y) his annual base salary payable through the remainder of the initial employment term (the “Salary Amount”), plus (ii) the greater of (x) the annual bonus paid to him in the most recently completed fiscal year preceding the date of termination and (y) the average annual bonus paid to him for the three most recently completed fiscal years preceding the date of termination (the “Bonus Amount”), with such amount payable in equal payments over 12 months (or if longer, the remainder of the initial employment term) (the “Severance Period”), and continued payment or reimbursement by the Company for his life, disability, dental, and health insurance coverage, on a monthly basis, for the longer of (x) the Severance Period and (y) 18 months following termination, to the same extent that the Company paid for such coverage during his employment; provided, however, if such termination occurs within 12 months following a change in control of the Company (as defined in the Employment Agreements), then he will receive a lump sum payment equal to two times the Salary Amount plus three times the Bonus Amount, and up to 24 months’ continuation of life, disability, dental, and health insurance coverage. The foregoing severance payments and benefits generally are conditioned on timely execution and delivery (without revocation) of a release of claims by Mr. Mehlman.

HOSPITALITY INVESTORS TRUST, INC.

NOTES TO CONSOLIDATED/COMBINED FINANCIAL STATEMENTS

Mr. Mehlman’s Employment Agreement also generally provides that Mr. Mehlman will be subject to perpetual non-disclosure obligations with respect to confidential information and, during his employment and for a period of 12 months after termination, restrictions against disparaging the Company, soliciting the Company’s employees, clients and investors, and, if severance is paid, competing with the Company.

Employment Agreements with Messrs. Hoganson and Hughes

Pursuant to their respective Employment Agreements, Mr. Hoganson will serve as the Company’s chief financial officer and treasurer, and Mr. Hughes will serve as the Company’s general counsel and secretary, from the Initial Closing through the first anniversary of the Initial Closing, with automatic one year renewals at the end of the employment term (including any renewal employment term) unless either party delivers written notice of non-renewal at least 90 days prior to the scheduled expiration of the employment term.

Pursuant to their respective Employment Agreements, each of Messrs. Hoganson and Hughes will receive an annual base salary of $375,000 and be eligible for an annual bonus upon achievement of performance goals based on the achievement of individual and Company performance goals previously established by the Company’s board of directors after consultation with the Company’s chief executive officer. In addition, each of Messrs. Hoganson and Hughes will have a target annual bonus equal to 75% of his base salary, a threshold annual bonus equal to 50% of his base salary and a maximum annual bonus equal to 150% of his base salary, with the actual annual bonus determined in the sole discretion of the Company’s board of directors, except that for the fiscal year ending December 31, 2017, the bonus for each of Messrs. Hughes and Hoganson will be no less than 50% of his base salary. Messrs. Hoganson and Hughes will be eligible to participate in the employee benefits generally provided to employees, subject to the satisfaction of eligibility requirements. Under his Employment Agreement, the Company has agreed to continue to pay or reimburse Mr. Hughes for the cost of the annual premiums for certain existing life and disability insurance policies.

During employment with the Company, each of Messrs. Hoganson and Hughes will be eligible to participate in the LTIP. Each of Messrs. Hoganson and Hughes will receive an initial LTIP award on the first business day of July 2017, subject to his continued employment through that date, consisting of 8,750 RSUs vesting 25% per year on each of the first four anniversaries of the grant date, subject to continued employment through each applicable vesting date. Thereafter, for each fiscal year beginning with the 2017 fiscal year, each of Messrs. Hoganson and Hughes will be eligible to receive an annual LTIP award of RSUs, granted by February 15 in the first quarter of the year following the year to which the annual LTIP award relates, subject to continued employment through the date of grant. The annual LTIP award will vest 25% per year on each of the first four anniversaries of the grant date, subject to continued employment through each applicable vesting date. Under their respective Employment Agreements, the target annual LTIP award for each of Messrs. Hoganson and Hughes is 33,250 RSUs, with the actual number of RSUs comprising their annual LTIP awards for any year to be determined by the Company’s board of directors in its sole discretion based on the achievement of Company performance goals established by the Company’s board of directors after consultation with the Company’s chief executive officer.

If the employment of either of Messrs. Hoganson or Hughes is terminated by the Company without “cause” or by either of Messrs. Hoganson or Hughes for “good reason” (as such terms are defined in the applicable Employment Agreement) or upon expiration following non-renewal of the employment term by the Company, then either of Messrs. Hoganson or Hughes would be entitled to receive accrued salary and earned bonuses, to the extent unpaid, a pro-rata annual bonus for the year of termination based on actual performance for the full fiscal year, and immediate vesting of his outstanding and unvested equity awards. In addition, either of Messrs. Hoganson or Hughes would receive an aggregate amount (the “Severance Amount”) equal to the sum of (i) his annual base salary, plus (ii) the greater of (x) the annual bonus paid to him in the most recently completed fiscal year preceding the date of termination and (y) the average annual bonus paid to him for the three most recently completed fiscal years preceding the date of termination, payable over 12 months, as well as continued payment or reimbursement by the Company for his life, disability, dental, and health insurance coverage for 12 months to the same extent that the Company paid for such coverage during his employment; provided, however, if such termination occurs within 12 months following a change in control of the Company (as defined in the Employment Agreements), then either of Messrs. Hoganson or Hughes will receive a lump sum payment equal to two times the Severance Amount and continuation of life, disability, dental, and health insurance coverage for up to 24 months. The foregoing severance payments and benefits generally

HOSPITALITY INVESTORS TRUST, INC.

NOTES TO CONSOLIDATED/COMBINED FINANCIAL STATEMENTS

are conditioned on timely execution and delivery (without revocation) of a release of claims by either of Messrs. Hoganson or Hughes.

The Employment Agreements for Messrs. Hoganson and Hughes also generally provide that each will be subject to perpetual non-disclosure obligations with respect to confidential information and, during his employment and for a period of 12 months after termination, restrictions against disparaging the Company, soliciting the Company’s employees, clients and investors, and, if severance is paid, competing with the Company.

Charter Amendment

In connection with the Initial Closing, the Company filed an amendment to the Company's charter solely to change the name of the Company from “American Realty Capital Hospitality Trust, Inc.” to “Hospitality Investors Trust, Inc.” with the SDAT, which became effective upon filing.

Change to Aggregate Share Ownership Limit

In connection with the Initial Closing, the Company filed a Certificate of Notice (the “Notice”) with the SDAT with respect to the determination of the Company’s board of directors to decrease the Aggregate Share Ownership Limit (as defined in the Company’s charter) to 4.9% in value of the aggregate of the outstanding shares of Capital Stock (as defined in the Company’s charter) and not more than 4.9% in value or in number of shares, whichever is more restrictive, of any class or series of shares of Capital Stock. The decreased Aggregate Share Ownership Limit will not be effective for any person whose percentage ownership of Capital Stock is in excess of such decreased Aggregate Share Ownership Limit at the time of the Notice until such time as such person’s percentage of Capital Stock equals or falls below the decreased Aggregate Share Ownership Limit, but any further acquisition of Capital Stock in excess of the decreased Aggregate Share Ownership Limit is prohibited.

Amendment to Bylaws

At the Initial Closing, the amendment and restatement of the Company’s bylaws (the “A&R Bylaws”) contemplated by the SPA became effective. The amendments to the Company’s bylaws reflected in the A&R Bylaws generally give effect to the rights of the holder of the Redeemable Preferred Share and the role of the Redeemable Preferred Directors under the Articles Supplementary. The A&R Bylaws also give effect to other clarifications and revisions to the Company’s bylaws, including the removal of the Advisor and its affiliates from the provisions related to indemnification and the advancement of expenses.

Termination of Share Repurchase Program

On March 31, 2017, as authorized by the Company’s board of directors, the SRP was terminated effective as of April 30, 2017.

HOSPITALITY INVESTORS TRUST, INC.

Real Estate and Accumulated Depreciation
Schedule III
December 31, 2016
(dollar amounts in thousands)

				Initial Cost		Subsequent Costs Capitalized		Gross Amount at December 31, 2016 (1)
Property	U.S. State or Country	Acquisition Date	Debt at December 31, 2016	Land	Building and Improvements	Land	Building and Improvements	Land	Building and Improvements	Total	Accumulated Depreciation (2)
Courtyard Baltimore Downtown Inner Harbor	MD	2014	(24,980)	4,961	34,343	—	—	4,961	34,343	39,304	(2,421)
Courtyard Providence Downtown	RI	2014	(20,520)	4,724	29,388	—	1,247	4,724	30,635	35,359	(2,221)
Georgia Tech Hotel and Conference Center	GA	2014	—	—	—	—	—	—	—	—	—
Homewood Suites Stratford	CT	2014	(12,500)	2,377	13,875	—	1,402	2,377	15,277	17,654	(1,238)
Westin Virginia Beach Town Center	VA	2014	—	—	—	—	—	—	—	—	—
Hilton Garden Inn Blacksburg	VA	2014/2015	(10,500)	—	14,107	—	—	—	14,107	14,107	(613)
Courtyard Lexington South Hamburg Place	KY	2015	(13,474)	2,766	10,242	—	38	2,766	10,280	13,046	(513)
Courtyard Louisville Downtown	KY	2015	(26,501)	3,727	33,543	—	9	3,727	33,552	37,279	(1,545)
Embassy Suites Orlando International Drive Jamaican Court	FL	2015	(19,449)	2,356	23,646	(4)	1,742	2,352	25,387	27,739	(1,338)
Fairfield Inn & Suites Atlanta Vinings	GA	2015	(8,305)	1,394	8,968	—	1,896	1,395	10,864	12,259	(647)
Homewood Suites Chicago Downtown	IL	2015	(61,659)	15,314	73,248	4	5,574	15,318	78,822	94,140	(4,119)
Hyatt Place Albuquerque Uptown	NM	2015	(14,773)	987	16,386	(1)	1,204	986	17,589	18,575	(862)
Hyatt Place Baltimore Washington Airport	MD	2015	(9,510)	3,129	9,068	2	1,297	3,131	10,365	13,496	(613)
Hyatt Place Baton Rouge I 10	LA	2015	(10,664)	1,888	8,897	(1)	1,261	1,887	10,158	12,045	(472)
Hyatt Place Birmingham Hoover	AL	2015	(8,935)	956	9,689	1	133	957	9,822	10,779	(519)
Hyatt Place Cincinnati Blue Ash	OH	2015	(6,754)	652	7,951	(1)	1,520	651	9,471	10,122	(527)
Hyatt Place Columbus Worthington	OH	2015	(8,585)	1,063	11,319	(1)	201	1,063	11,520	12,583	(573)
Hyatt Place Indianapolis Keystone	IN	2015	(11,233)	1,918	13,935	(1)	1,310	1,917	15,245	17,162	(760)
Hyatt Place Memphis Wolfchase Galleria	TN	2015	(10,247)	971	14,505	2	105	974	14,611	15,584	(709)
Hyatt Place Miami Airport West Doral	FL	2015	(17,327)	2,634	17,897	1	468	2,634	18,365	20,999	(875)
Hyatt Place Nashville Franklin Cool Springs	TN	2015	(14,446)	2,201	15,003	2	2,150	2,202	17,154	19,356	(754)
Hyatt Place Richmond Innsbrook	VA	2015	(7,401)	1,584	8,013	(5)	1,483	1,578	9,497	11,075	(595)
Hyatt Place Tampa Airport Westshore	FL	2015	(16,425)	3,329	15,710	(5)	1,255	3,324	16,966	20,290	(835)

HOSPITALITY INVESTORS TRUST, INC.

Real Estate and Accumulated Depreciation
Schedule III
December 31, 2016
(dollar amounts in thousands)

Residence Inn Lexington South Hamburg Place	KY	2015	(11,970)	2,044	13,313	—	1,990	2,044	15,303	17,347	(771)
SpringHill Suites Lexington Near The University Of Kentucky	KY	2015	(13,662)	3,321	13,064	—	7	3,321	13,071	16,392	(660)
Hampton Inn Albany Wolf Road Airport	NY	2015	(16,123)	1,717	16,572	—	80	1,717	16,652	18,369	(855)
Hampton Inn Colorado Springs Central Airforce Academy	CO	2015	(3,455)	449	6,322	—	14	449	6,335	6,784	(374)
Hampton Inn Baltimore Glen Burnie	MD	2015	(3,376)	—	5,438	—	1,248	—	6,686	6,686	(748)
Hampton Inn Beckley	WV	2015	(15,440)	857	13,670	—	54	857	13,724	14,581	(697)
Hampton Inn Birmingham Mountain Brook	AL	2015	(8,031)	—	9,863	—	10	—	9,873	9,873	(495)
Hampton Inn Boca Raton	FL	2015	(13,080)	2,027	10,420	—	2,371	2,027	12,792	14,819	(514)
Hampton Inn Boca Raton Deerfield Beach	FL	2015	(12,215)	2,781	9,338	—	28	2,781	9,366	12,147	(480)
Hampton Inn Charleston Airport Coliseum	SC	2015	(4,072)	1,768	6,586	—	—	1,768	6,586	8,354	(392)
Hampton Inn Chattanooga Airport I 75	TN	2015	(4,647)	1,827	5,268	—	—	1,827	5,268	7,095	(390)
Hampton Inn Chicago Gurnee	IL	2015	(10,717)	757	12,189	—	92	757	12,281	13,038	(634)
Hampton Inn Columbia I 26 Airport	SC	2015	(5,022)	1,209	3,684	—	11	1,209	3,695	4,904	(278)
Hampton Inn Columbus Dublin	OH	2015	(10,518)	1,140	10,856	—	9	1,140	10,865	12,005	(552)
Hampton Inn Columbus Airport	GA	2015	(2,827)	941	1,251	—	—	941	1,251	2,192	(204)
Hampton Inn Detroit Madison Heights South Troy	MI	2015	(11,679)	1,950	11,834	—	32	1,950	11,865	13,815	(617)
Hampton Inn Detroit Northville	MI	2015	(8,335)	1,210	8,591	—	205	1,210	8,795	10,005	(527)
Hampton Inn Kansas City Overland Park	KS	2015	(4,480)	1,233	9,210	—	129	1,233	9,339	10,572	(624)
Hampton Inn Kansas City Airport	MO	2015	(8,560)	1,362	9,247	—	164	1,362	9,411	10,773	(485)
Hampton Inn Memphis Poplar	TN	2015	(12,077)	2,168	10,618	—	66	2,168	10,684	12,852	(548)
Hampton Inn Morgantown	WV	2015	(12,893)	3,062	12,810	—	76	3,062	12,886	15,948	(641)
Hampton Inn Norfolk Naval Base	VA	2015	(3,786)	—	6,873	—	2,004	—	8,876	8,876	(641)
Hampton Inn Palm Beach Gardens	FL	2015	(19,160)	3,253	17,724	—	2	3,253	17,726	20,979	(872)
Hampton Inn Pickwick Dam @ Shiloh Falls	TN	2015	(1,979)	148	2,089	—	26	148	2,115	2,263	(158)
Hampton Inn Scranton @ Montage Mountain	PA	2015	(10,787)	754	11,174	—	28	753	11,201	11,954	(596)

HOSPITALITY INVESTORS TRUST, INC.

Real Estate and Accumulated Depreciation
Schedule III
December 31, 2016
(dollar amounts in thousands)

Hampton Inn St Louis Westport	MO	2015	(7,369)	1,359	8,486	—	29	1,359	8,515	9,874	(430)
Hampton Inn State College	PA	2015	(10,936)	2,509	9,359	—	68	2,509	9,427	11,936	(524)
Hampton Inn West Palm Beach Florida Turnpike	FL	2015	(16,218)	2,008	13,636	—	31	2,008	13,667	15,675	(674)
Homewood Suites Hartford Windsor Locks	CT	2015	(10,624)	3,072	8,996	—	182	3,072	9,178	12,251	(697)
Homewood Suites Memphis Germantown	TN	2015	(7,423)	1,024	8,871	—	2,276	1,024	11,147	12,171	(663)
Homewood Suites Phoenix Biltmore	AZ	2015	(16,877)	—	23,722	—	2,154	—	25,875	25,875	(1,151)
Hampton Inn & Suites Boynton Beach	FL	2015	(26,922)	1,393	24,759	—	42	1,393	24,801	26,194	(1,213)
Hampton Inn Cleveland Westlake	OH	2015	(11,738)	4,177	10,002	—	9	4,176	10,011	14,187	(588)
Courtyard Athens Downtown	GA	2015	(8,683)	3,201	7,305	—	8	3,201	7,312	10,513	(382)
Courtyard Gainesville	FL	2015	(12,031)	2,904	8,605	—	137	2,904	8,742	11,646	(450)
Courtyard Knoxville Cedar Bluff	TN	2015	(10,436)	1,289	8,556	—	1,049	1,289	9,606	10,895	(478)
Courtyard Mobile	AL	2015	(4,899)	—	3,657	—	1,369	—	5,027	5,027	(326)
Courtyard Orlando Altamonte Springs Maitland	FL	2015	(12,513)	1,716	11,463	—	24	1,716	11,488	13,204	(571)
Courtyard Sarasota Bradenton	FL	2015	(8,456)	1,928	8,334	—	165	1,928	8,498	10,426	(413)
Courtyard Tallahassee North I 10 Capital Circle	FL	2015	(10,230)	2,767	9,254	—	144	2,767	9,397	12,164	(515)
Holiday Inn Express & Suites Kendall East Miami	FL	2015	(8,745)	1,248	7,525	—	316	1,248	7,842	9,090	(377)
Residence Inn Chattanooga Downtown	TN	2015	(10,427)	1,142	10,112	—	1,405	1,142	11,517	12,659	(549)
Residence Inn Fort Myers	FL	2015	(8,365)	1,372	8,765	—	57	1,372	8,822	10,194	(437)
Residence Inn Knoxville Cedar Bluff	TN	2015	(10,014)	1,474	9,580	—	38	1,474	9,617	11,091	(518)
Residence Inn Macon	GA	2015	(4,928)	1,046	5,381	—	1,626	1,046	7,007	8,053	(449)
Residence Inn Mobile	AL	2015	(6,537)	—	6,714	—	23	—	6,737	6,737	(366)
Residence Inn Sarasota Bradenton	FL	2015	(9,968)	2,138	9,118	—	—	2,138	9,118	11,256	(484)
Residence Inn Savannah Midtown	GA	2015	(7,650)	1,106	9,349	—	402	1,106	9,751	10,857	(475)
Residence Inn Tallahassee North I 10 Capital Circle	FL	2015	(9,682)	1,349	9,983	—	1,644	1,349	11,627	12,976	(528)

HOSPITALITY INVESTORS TRUST, INC.

Real Estate and Accumulated Depreciation
Schedule III
December 31, 2016
(dollar amounts in thousands)

Residence Inn Tampa North I 75 Fletcher	FL	2015	(8,858)	1,251	8,174	—	94	1,251	8,268	9,519	(462)
Residence Inn Tampa Sabal Park Brandon	FL	2015	(11,736)	1,773	10,830	—	39	1,773	10,869	12,642	(572)
Courtyard Bowling Green Convention Center	KY	2015	(10,868)	503	11,003	—	25	504	11,028	11,532	(552)
Courtyard Chicago Elmhurst Oakbrook Area	IL	2015	(9,871)	1,323	11,868	—	84	1,323	11,952	13,275	(1,320)
Courtyard Jacksonville Airport Northeast	FL	2015	(4,918)	1,783	5,459	—	1,392	1,783	6,852	8,635	(494)
Hampton Inn & Suites Nashville Franklin Cool Springs	TN	2015	(18,942)	2,526	16,985	—	—	2,525	16,985	19,510	(880)
Hampton Inn Boston Peabody	MA	2015	(12,254)	3,008	11,846	—	59	3,008	11,905	14,913	(673)
Hampton Inn Grand Rapids North	MI	2015	(11,400)	2,191	11,502	—	67	2,191	11,569	13,760	(616)
Homewood Suites Boston Peabody	MA	2015	(8,631)	2,508	8,654	—	2,807	2,508	11,461	13,969	(738)
Hyatt Place Las Vegas	NV	2015	(16,951)	2,902	17,419	—	1,727	2,902	19,147	22,049	(1,008)
Hyatt Place Minneapolis Airport South	MN	2015	(11,517)	2,519	11,810	—	1,164	2,519	12,974	15,493	(644)
Residence Inn Boise Downtown	ID	2015	(8,555)	1,776	10,203	—	2,257	1,776	12,459	14,235	(618)
Residence Inn Portland Downtown Lloyd Center	OR	2015	(32,508)	25,213	23,231	—	511	25,213	23,742	48,955	(1,326)
SpringHill Suites Grand Rapids North	MI	2015	(9,952)	1,063	9,312	—	75	1,063	9,387	10,450	(458)
Hyatt Place Kansas City Overland Park Metcalf	KS	2015	(7,679)	1,038	7,792	—	1,565	1,039	9,357	10,396	(524)
Courtyard Asheville	NC	2015	(12,391)	2,236	10,290	—	49	2,236	10,339	12,575	(508)
Courtyard Dallas Market Center	TX	2015	(18,115)	—	19,768	—	2,358	—	22,127	22,127	(1,081)
Fairfield Inn & Suites Dallas Market Center	TX	2015	(8,566)	1,550	7,236	1	19	1,552	7,256	8,808	(362)
Hilton Garden Inn Austin Round Rock	TX	2015	(12,016)	2,797	10,920	2	1,960	2,799	12,880	15,679	(576)
Residence Inn Los Angeles Airport El Segundo	CA	2015	(33,991)	16,416	21,618	13	1,856	16,429	23,474	39,903	(1,147)
Residence Inn San Diego Rancho Bernardo Scripps Poway	CA	2015	(23,251)	5,261	18,677	—	—	5,261	18,677	23,938	(928)
SpringHill Suites Austin Round Rock	TX	2015	(8,087)	2,196	8,305	(1)	126	2,196	8,431	10,627	(436)
SpringHill Suites Houston Hobby Airport	TX	2015	(10,835)	762	11,755	2	103	763	11,858	12,621	(584)
SpringHill Suites San Antonio Medical Center Northwest	TX	2015	(5,272)	—	7,161	—	911	—	8,072	8,072	(355)

HOSPITALITY INVESTORS TRUST, INC.

Real Estate and Accumulated Depreciation
Schedule III
December 31, 2016
(dollar amounts in thousands)

SpringHill Suites San Diego Rancho Bernardo Scripps Poway	CA	2015	(19,197)	3,905	16,999	(3)	1	3,902	17,000	20,902	(840)
Hampton Inn Charlotte Gastonia	NC	2015	(9,564)	1,357	10,073	—	32	1,357	10,105	11,462	(513)
Hampton Inn Dallas Addison	TX	2015	(9,168)	1,538	7,475	—	17	1,538	7,492	9,030	(397)
Red Lion Inn & Suites Fayetteville I 95	NC	2015	(5,307)	922	7,069	(257)	(2,163)	664	4,906	5,570	(74)
Homewood Suites San Antonio Northwest	TX	2015	(13,720)	1,998	13,060	—	3,634	1,998	16,694	18,692	(784)
Courtyard Dalton	GA	2015	(7,827)	676	8,241	1	1,597	677	9,839	10,516	(498)
Hampton Inn Orlando International Drive Convention Center	FL	2015	(13,762)	1,183	14,899	—	90	1,183	14,990	16,173	(721)
Hilton Garden Inn Albuquerque North Rio Rancho	NM	2015	(9,454)	1,141	9,818	1	32	1,142	9,850	10,992	(513)
Homewood Suites Orlando International Drive Convention Center	FL	2015	(24,291)	2,182	26,507	6	946	2,187	27,452	29,639	(1,284)
Hampton Inn Chicago Naperville	IL	2015	(9,292)	1,363	9,460	—	9	1,363	9,469	10,832	(557)
Hampton Inn Indianapolis Northeast Castleton	IN	2015	(11,025)	1,587	8,144	—	49	1,587	8,193	9,780	(604)
Hampton Inn Knoxville Airport	TN	2015	(6,448)	1,033	5,898	—	—	1,033	5,898	6,931	(413)
Hampton Inn Milford	CT	2015	(4,092)	1,652	5,060	—	91	1,652	5,151	6,803	(439)
Homewood Suites Augusta	GA	2015	(6,837)	874	8,225	—	1,552	874	9,777	10,651	(510)
Homewood Suites Seattle Downtown	WA	2015	(52,632)	12,580	41,011	—	4,499	12,580	45,510	58,090	(1,891)
Hampton Inn Champaign Urbana	IL	2015	(16,967)	2,206	17,451	—	—	2,206	17,451	19,657	(844)
Hampton Inn East Lansing	MI	2015	(10,681)	3,219	10,101	—	205	3,219	10,306	13,525	(519)
Hilton Garden Inn Louisville East	KY	2015	(15,059)	1,022	16,350	1	139	1,023	16,489	17,512	(803)
Residence Inn Jacksonville Airport	FL	2015	(5,697)	1,451	6,423	—	2,187	1,451	8,610	10,061	(522)
TownePlace Suites Savannah Midtown	GA	2015	(10,339)	1,502	7,827	—	—	1,502	7,827	9,329	(402)
Courtyard Houston I 10 West Energy Corridor	TX	2015	(19,536)	10,444	20,710	6	2,805	10,449	23,516	33,965	(1,169)
Courtyard San Diego Carlsbad	CA	2015	(18,868)	5,080	14,007	9	46	5,090	14,053	19,143	(725)
Hampton Inn Austin North @ IH 35 & Highway 183	TX	2015	(13,782)	1,774	9,798	2	303	1,776	10,101	11,877	(504)
SpringHill Suites Asheville	NC	2015	(14,284)	2,149	9,930	—	57	2,149	9,988	12,137	(490)

HOSPITALITY INVESTORS TRUST, INC.

Real Estate and Accumulated Depreciation
Schedule III
December 31, 2016
(dollar amounts in thousands)

Hampton Inn College Station	TX	2015	(13,873)	3,306	10,523	—	140	3,306	10,664	13,970	(523)
Courtyard Flagstaff	AZ	2015	(19,849)	5,258	24,313	—	55	5,258	24,368	29,626	(853)
DoubleTree Baton Rouge	LA	2015	(11,978)	1,497	14,777	—	49	1,497	14,826	16,324	(664)
Fairfield Inn & Suites Baton Rouge South	LA	2015	(3,422)	971	3,391	—	42	971	3,433	4,404	(170)
Hampton Inn Medford	OR	2015	(8,556)	1,245	10,353	—	—	1,245	10,353	11,598	(365)
Hampton Inn Fort Wayne Southwest	IN	2015	(8,898)	1,242	10,511	—	—	1,242	10,512	11,754	(425)
Hampton Inn & Suites El Paso Airport	TX	2015	(13,347)	1,641	18,733	—	—	1,641	18,733	20,374	(713)
Residence Inn Fort Wayne Southwest	IN	2015	(10,609)	1,267	12,136	—	8	1,267	12,144	13,411	(429)
SpringHill Suites Baton Rouge South	LA	2015	(4,449)	1,131	5,744	—	44	1,131	5,788	6,919	(216)
SpringHill Suites Flagstaff	AZ	2015	(10,951)	1,641	14,283	—	61	1,641	14,344	15,985	(567)
TownePlace Suites Baton Rouge South	LA	2015	(4,791)	1,055	6,173	—	17	1,055	6,190	7,245	(257)
Courtyard Columbus Downtown	OH	2015	(21,051)	2,367	25,191	—	61	2,367	25,252	27,619	(726)
Hilton Garden Inn Monterey	CA	2015	(19,333)	6,110	27,713	—	—	6,110	27,713	33,823	(1,131)
Hyatt House Atlanta Cobb Galleria	GA	2015	(21,230)	4,386	22,777	—	12	4,386	22,788	27,174	(673)
Hyatt Place Chicago Schaumburg	IL	2015	(6,637)	1,519	9,582	—	57	1,519	9,639	11,158	(414)
Fairfield Inn & Suites Spokane	WA	2016	(8,964)	1,732	10,750	—	—	1,733	10,749	12,482	(275)
Fairfield Inn & Suites Denver	CO	2016	(11,620)	1,429	15,675	—	—	1,430	15,675	17,105	(405)
Springhill Suites Denver	CO	2016	(8,632)	941	10,870	—	49	941	10,918	11,859	(310)
Hampton Inn Ft. Collins	CO	2016	(5,976)	641	5,578	—	—	641	5,577	6,218	(176)
Fairfield Inn & Suites Bellevue	WA	2016	(22,244)	18,769	14,182	—	—	18,769	14,182	32,951	(438)
Hilton Garden Inn Ft. Collins	CO	2016	(12,948)	1,331	17,606	—	—	1,331	17,605	18,936	(480)
Total			$(1,709,101)	$340,043	$1,756,484	$(224)	$82,110	$339,819	$1,838,594	$2,178,414	$(92,848)
___________________________________

(1)	The tax basis of aggregate land, buildings and improvements as of December 31, 2016 is $2,138,616,972.

(2)	Each of the properties has a depreciable life of: up to 40 years for buildings, up to 15 years for improvements.

HOSPITALITY INVESTORS TRUST, INC.

Real Estate and Accumulated Depreciation
Schedule III
December 31, 2016
(dollar amounts in thousands)

A summary of activity for real estate and accumulated depreciation for the years ended December 31, 2014(1) to December 31, 2016:

	2016	2015	2014(1)
Land, buildings and improvements, at cost:
Balance at January 1	$2,047,831	$93,237	$89,666
Additions:
Acquisitions	99,727	1,917,101	—
Capital improvements	43,030	37,493	3,571
Deductions:
Dispositions	(9,744)	—	—
Impairment of depreciable assets	(2,430)	—	—
Balance at December 31	$2,178,414	$2,047,831	$93,237

Accumulated depreciation and amortization:
Balance at January 1	$(39,252)	$(1,569)	$—
Depreciation expense	(54,377)	(37,683)	(1,569)
Accumulated depreciation:
Dispositions and other	781
Balance at December 31	$(92,848)	$(39,252)	$(1,569)
___________________________________

(1)	The change in the real estate investments for the Predecessor has not been presented because the land, building and improvements were recorded by the Predecessor at the pre-acquisition basis.