Form 10-Q
period 2017-03-31
Hospitality Investors Trust, Inc.
filed 2017-05-15
CIK 1583077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-55394
HOSPITALITY INVESTORS TRUST, INC.
(Exact Name of Registrant as Specified in its Charter)

Maryland	80-0943668
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

450 Park Avenue, Suite 1400, New York, NY	10022
(Address of Principal Executive Office)	(Zip Code)

(571) 529-6390
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of the registrant's common stock, $0.01 par value, outstanding as of May 1, 2017 was 39,617,676.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

HOSPITALITY INVESTORS TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)

	March 31, 2017	December 31, 2016
	(unaudited)
ASSETS
Real estate investments:
Land	$339,819	$339,819
Buildings and improvements	1,848,124	1,838,594
Furniture, fixtures and equipment	211,394	212,994
Total real estate investments	2,399,337	2,391,407
Less: accumulated depreciation and amortization	(187,031)	(169,486)
Total real estate investments, net	2,212,306	2,221,921
Assets held for sale		—
Cash and cash equivalents	81,378	42,787
Acquisition deposits	10,500	7,500
Restricted cash	33,497	35,050
Investments in unconsolidated entities	3,309	3,490
Below-market lease asset, net	9,727	9,827
Prepaid expenses and other assets	38,075	32,836
Goodwill	31,557	—
Total Assets	$2,420,349	$2,353,411
LIABILITIES, NON-CONTROLLING INTEREST AND EQUITY
Mortgage notes payable, net	1,411,812	1,410,925
Promissory notes payable, net	7,030	23,380
Mandatorily redeemable preferred securities, net	241,219	288,265
Accounts payable and accrued expenses	71,076	68,519
Due to related parties	2,417	2,879
Total Liabilities	$1,733,554	$1,793,968

Commitments and Contingencies
Contingently Redeemable Class C Units in operating partnership; 9,152,542 units issued and outstanding ($135,000 liquidation preference)	$121,202	$—

Stockholders' Equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, one and zero shares issued and outstanding, respectively	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized, 39,617,676 and 38,493,430 shares issued and outstanding, respectively	396	385
Additional paid-in capital	872,178	843,149
Deficit	(309,545)	(286,852)
Total equity of Hospitality Investors Trust, Inc. stockholders	563,029	556,682
Non-controlling interest - consolidated variable interest entity	2,564	2,761
Total Stockholders' Equity	$565,593	$559,443
Total Liabilities, Contingently Redeemable Class C Units, Non-controlling Interest and Equity	$2,420,349	$2,353,411

The accompanying notes are an integral part of these statements.

HOSPITALITY INVESTORS TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except for share and per share data)
(Unaudited)

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Revenues
Rooms	$135,638	$127,378
Food and beverage	5,105	5,006
Other	2,960	2,769
Total revenue	143,703	135,153
Operating expenses
Rooms	34,165	31,924
Food and beverage	3,997	3,964
Management fees	10,471	9,961
Other property-level operating expenses	58,306	55,637
Acquisition and transaction related costs	36	25,065
General and administrative	2,926	4,294
Depreciation and amortization	26,144	23,553
Rent	1,628	1,528
Total operating expenses	137,673	155,926
Operating income (loss)	$6,030	$(20,773)
Interest expense	(23,380)	(23,133)
Other income (expense)	12	(551)
Equity in earnings (losses) of unconsolidated entities	(29)	(60)
Total other expenses, net	(23,397)	(23,744)
Net loss before taxes	$(17,367)	$(44,517)
Income tax benefit	(1,243)	(603)
Net loss and comprehensive loss	$(16,124)	$(43,914)
Less: Net income attributable to non-controlling interest	20	43
Net loss before deemed dividend	$(16,144)	$(43,957)
Deemed dividend related to beneficial conversion feature of Class C Units	(4,535)	—
Net loss attributable to common stockholders	$(20,679)	$(43,957)

Basic and Diluted net loss attributable to common stockholders per common share	$(0.53)	$(1.14)

Basic and Diluted weighted average common shares outstanding	38,810,386	38,571,410

The accompanying notes are an integral part of these statements.

HOSPITALITY INVESTORS TRUST, INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(In thousands, except for share data)
(Unaudited)

	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Deficit	Total Equity of Hospitality Investors Trust, Inc. Stockholders	Non-controlling Interest	Total Non-controlling Interest and Equity
Balance, December 31, 2016	38,493,430	$385	$843,149	$(286,852)	$556,682	$2,761	$559,443
Issuance of common stock, net	808,642	8	11,820	—	11,828	—	11,828
Net loss attributable to Hospitality Investors Trust, Inc.	—	—	—	(16,144)	(16,144)	—	(16,144)
Net income attributable to non-controlling interest	—	—	—	—	—	20	20
Dividends paid or declared	315,604	3	6,776	(2,014)	4,765	(217)	4,548
Deemed dividend related to beneficial conversion feature of Class C Units	—	—	4,535	(4,535)	—	—	—
Share-based payments	—	—	76	—	76	—	76
Waiver of obligation from Former Advisor	—	—	5,822	—	5,822	—	5,822
Balance, March 31, 2017	39,617,676	$396	$872,178	$(309,545)	$563,029	$2,564	$565,593

The accompanying notes are an integral part of these statements.

HOSPITALITY INVESTORS TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Cash flows from operating activities:
Net loss	$(16,124)	$(43,914)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	26,144	23,553
Amortization and write-off of deferred financing costs	1,338	4,723
Change in fair value of contingent consideration	—	593
Loss of acquisition deposits	—	22,000
Other adjustments, net	347	287
Changes in assets and liabilities:
Prepaid expenses and other assets	(5,571)	(4,525)
Restricted cash	(3,181)	(13,848)
Due to related parties	(462)	871
Accounts payable and accrued expenses	6,436	21,153
Net cash provided by operating activities	$8,927	$10,893
Cash flows from investing activities:
Acquisition of hotel assets, net of cash received	—	(69,892)
Real estate investment improvements and purchases of property and equipment	(14,925)	(33,770)
Fees related to Property Management Transactions	(10,000)	—
Change in restricted cash related to real estate improvements	4,734	17,109
Net cash used in investing activities	$(20,191)	$(86,553)
Cash flows from financing activities:
Proceeds from issuance of common stock, net	—	677
Proceeds from Class C Units	135,000	—
Payment of Class C Units issuance costs	(13,798)	—
Payment of offering costs	—	(73)
Dividends/Distributions paid	(217)	(8,323)
Mandatorily redeemable preferred securities redemptions	(47,250)	(2,270)
Proceeds from mortgage note payable	—	70,384
Deferred financing fees	(212)	(723)
Repayments of promissory and mortgage notes payable	(23,668)	—
Restricted cash for debt service	—	(3,029)
Net cash provided by financing activities	$49,855	$56,643
Net change in cash and cash equivalents	38,591	(19,017)
Cash and cash equivalents, beginning of period	42,787	46,829
Cash and cash equivalents, end of period	$81,378	$27,812

Supplemental disclosure of cash flow information:
Interest paid	$22,073	$15,755
Income tax paid (refund)	$(10)	$72
Non-cash investing and financing activities:
Deemed dividend related to beneficial conversion feature of Class C Units	$(4,535)	$—
Waiver of obligation from Former Advisor	$(5,822)	$—
Real estate investment improvements and purchases of property and equipment in accounts payable and accrued expenses	$13,750	$24,851

HOSPITALITY INVESTORS TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Class B Units in operating partnership converted and redeemed for Common Stock	$7,659	$—
Note payable to Former Property Manager	$4,000	$—
Common stock issued to Former Property Manager	$4,076	$—
Seller financed acquisition deposit	$3,000	$7,500
Seller financed acquisition	$—	$20,000
Dividends declared but not paid	$—	$5,279
Common stock issued through distribution reinvestment plan	$—	$7,077

The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)

Note 1 - Organization
Hospitality Investors Trust, Inc. (the "Company") was incorporated on July 25, 2013 as a Maryland corporation and qualified as a real estate investment trust ("REIT") beginning with the taxable year ended December 31, 2014. The Company was formed primarily to acquire lodging properties in the midscale limited service, extended stay, select service, upscale select service, and upper upscale full service segments within the hospitality sector. As of March 31, 2017, the Company had acquired or had an interest in a total of 141 hotels with a total of 17,193 guest rooms located in 32 states. As of March 31, 2017, all but one of these hotels operated under a franchise or license agreement with a national brand owned by one of Hilton Worldwide, Inc., Marriott International, Inc., Hyatt Hotels Corporation, Intercontinental Hotels Group, and Red Lion Hotels Corporation or one of their respective subsidiaries or affiliates. On April 27, 2017, the Company acquired an additional seven hotels (the “April Acquisition”) with a total of 651 guest rooms, which also operate under a franchise or license agreement with a national brand owned by one of these companies.
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
On January 12, 2017, the Company along with its operating partnership, Hospitality Investors Trust Operating Partnership, L.P. (then known as American Realty Capital Hospitality Operating Partnership, L.P.) (the "OP"), entered into (i) a Securities Purchase, Voting and Standstill Agreement (the “SPA”) with Brookfield Strategic Real Estate Partners II Hospitality REIT II LLC (the “Brookfield Investor”), as well as related guarantee agreements with certain affiliates of the Brookfield Investor, and (ii) a Framework Agreement (the “Framework Agreement”) with the Company’s former advisor, American Realty Capital Hospitality Advisors, LLC (the "Former Advisor"), the Company’s former property managers, American Realty Capital Hospitality Properties, LLC and American Realty Capital Hospitality Grace Portfolio, LLC (together, the “Former Property Manager”), Crestline Hotels & Resorts, LLC (“Crestline”), then an affiliate of the Former Advisor and the Former Property Manager, American Realty Capital Hospitality Special Limited Partnership, LLC (the “Former Special Limited Partner”), another affiliate of the Former Advisor and the Former Property Manager, and, for certain limited purposes, the Brookfield Investor.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)

On March 31, 2017, the initial closing under the SPA (the “Initial Closing”) occurred and various transactions and agreements contemplated by the SPA were consummated and executed, including but not limited to:

•
the sale by the Company and purchase by the Brookfield Investor of one share of a new series of preferred stock designated as the Redeemable Preferred Share, par value $0.01 per share (the “Redeemable Preferred Share”), for a nominal purchase price; and

•
the sale by the Company and purchase by the Brookfield Investor of 9,152,542.37 units of a new class of units of limited partnership in our operating partnership entitled "Class C Units" (the “Class C Units”), for a purchase price of $14.75 per Class C Unit, or $135.0 million in the aggregate.

The Redeemable Preferred Share has been classified as permanent equity and the Class C Units have been classified as temporary equity due to the contingent redemption features described in more detail in Note 3 - Brookfield Investment and Related Transactions.
Subject to the terms and conditions of the SPA, the Company, through the OP, also has the right to sell, and the Brookfield Investor has agreed to purchase, additional Class C Units in an aggregate amount of up to $265.0 million at subsequent closings (each, a "Subsequent Closing") that may occur through February 2019. The Subsequent Closings are subject to conditions, and there can be no assurance they will be completed on their current terms, or at all.
Substantially all of the Company’s business is conducted through the OP. Prior to the Initial Closing, the Company was the sole general partner and held substantially all of the units of limited partnership in the OP entitled “OP Units” ("OP Units"). Following the Initial Closing, the Brookfield Investor holds all the issued and outstanding Class C Units, representing $135.0 million in liquidation preference with respect to the OP that ranks senior in payment of distributions and in the distribution of assets to the OP Units held by the Company, and BSREP II Hospitality II Special GP, OP LLC (the “Special General Partner”) is the special general partner of the OP, with certain non-economic rights that apply if the OP is unable to redeem the Class C Units when required to do so, as described below. Class C Units are convertible into OP Units based on an initial conversion price of $14.75, subject to anti-dilution and other adjustments upon the occurrence of certain events and transactions. OP Units, in turn, are generally redeemable for shares of the Company's common stock on a one-for-one-basis or the cash value of a corresponding number of shares, at the Company’s election, in accordance with the terms of the limited partnership agreement of the OP. Holders of Class C Units are also entitled to receive, with respect to each Class C Unit, a fixed, quarterly, cumulative cash distribution at a rate of 7.50% per annum from legally available funds. If the Company fails to pay these cash distributions when due, the per annum rate will increase to 10% until all accrued and unpaid distributions required to be paid in cash are reduced to zero. Holders of Class C Units are also entitled to receive, with respect to each Class C Unit, a fixed, quarterly, cumulative distribution payable in Class C Units at a rate of 5% per annum ("PIK Distributions"). Upon our failure to redeem the Brookfield Investor when required to do so pursuant to the limited partnership agreement of the OP, the 5% per annum PIK Distribution rate will increase to a per annum rate of 7.50% and would further increase by 1.25% per annum for the next four quarterly periods thereafter, up to a maximum per annum rate of 12.50%.
Without obtaining the prior approval of the majority of the then outstanding Class C Units, the OP is restricted from taking certain actions including equity issuances, debt incurrences, payment of dividends or other distributions, redemptions or repurchases of securities, property acquisitions and property sales and dispositions that do not meet transaction-size limits and other defined criteria and would be outside of the OP’s normal course of business. In addition, pursuant to the terms of the Redeemable Preferred Share, in addition to other governance and board rights, the Brookfield Investor has elected and has a continuing right to elect two directors (each, a “Redeemable Preferred Director”) to the Company’s board of directors and the Company is similarly restricted from taking those actions without the prior approval of at least one of the Redeemable Preferred Directors. Prior approval of at least one of the Redeemable Preferred Directors is also required to approve the annual business plan (including the annual operating and capital budget) required under the terms of the Redeemable Preferred Share (the "Annual Business Plan"), hiring and compensation decisions related to certain key personnel (including our executive officers) and various matters related to the structure and composition of the Company’s board of directors. These restrictions (collectively referred to herein as the “Brookfield Approval Rights”) are subject to certain exceptions and conditions, including that, after March 31, 2022, no prior approval will be required for equity issuances, debt incurrences and property sales if the proceeds therefrom are used to redeem the then outstanding Class C Units in full. Subject to certain limitations, the Brookfield Approval Rights are subject to temporary and permanent suspension in connection with any failure by the Brookfield Investor to purchase Class C Units at any Subsequent Closing as required pursuant to the SPA. In addition, the Brookfield Approval

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)

Rights will no longer apply if the liquidation preference applicable to all Class C Units held by the Brookfield Investor and its affiliates is reduced to $100.0 million or less due to the exercise by holders of Class C Units of their redemption rights under the limited partnership agreement of the OP.
Prior to March 31, 2022, if the OP consummates a liquidation sale of all or substantially all of its assets, dissolution or winding-up, whether voluntary or involuntary, sale, merger, reorganization, reclassification or recapitalization or other similar event (a “Fundamental Sale Transaction”), it is required to redeem the Class C Units for cash at a premium based on how long the Class C Units have been outstanding. Following March 31, 2022, the holders of Class Units may require the OP to redeem any or all Class C Units for an amount in cash equal to the liquidation preference. The OP will also be required, at the option of the holders thereof, to redeem Class C Units, for the same premium applicable in a Fundamental Sale Transaction, upon the occurrence of certain events related to its failure to qualify as a REIT, the occurrence of a material breach by the OP of certain provisions of the limited partnership agreement of the OP or, for an amount equal to the liquidation preference, the rendering of a judgment enjoining or otherwise preventing the exercise of certain rights under the limited partnership agreement of the OP. If the OP is unable to redeem any Class C Units when required to do so, the Brookfield Investor will be able to elect a majority of the Company's board of directors and may cause the OP, through the exercise of the rights of the Special General Partner, to commence selling its assets until the Class C Units have been fully redeemed.
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

Prior to the Initial Closing, the Company had no employees, and the Company depended on the Former Advisor to manage certain aspects of its affairs on a day-to-day basis pursuant to the advisory agreement with the Former Advisor (the "Advisory Agreement"). In addition, the Former Property Manager, served as the Company's property manager and had retained Crestline to provide services, including locating investments, negotiating financing and operating certain hotel assets in the Company's portfolio.

As of March 31, 2017, the Former Advisor, the Former Property Manager and Crestline were under common control with AR Capital, LLC (“AR Capital”), the parent of American Realty Capital IX, LLC (“ARC IX”), and AR Global Investments, LLC ("AR Global"), the successor to certain of AR Capital's businesses. ARC IX served as the Company’s sponsor prior to its transition to self-management at the Initial Closing. Following the sale of AR Global’s membership interest in Crestline in April 2017, Crestline is no longer under common control with AR Global and AR Capital.
At the Initial Closing, the Advisory Agreement was terminated and certain employees of the Former Advisor or its affiliates (including Crestline) who had been involved in the management of the Company’s day-to-day operations, including all of its executive officers, became employees of the Company. Following the Initial Closing, the Company had approximately 25 full-time employees. The staff at the Company’s hotels are employed by our third-party hotel managers. At the Initial Closing, the Company also terminated all of its other agreements with affiliates of the Former Advisor except for its hotel-level property management agreements with Crestline and entered into a transition services agreement with each of the Former Advisor and Crestline, pursuant to which the Company will receive their assistance in connection with investor relations/shareholder services and support services for pending transactions in the case of the Former Advisor and accounting and tax related services in the case of Crestline until June 29, 2017 except as set forth below. The transition services agreement with Crestline for accounting and tax related services will automatically renew for successive 90-day periods unless either party elects to terminate. The transition services agreement with the Former Advisor with respect to the support services for pending transactions expired on April 30, 2017.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)

Prior to the Initial Closing, the Company, directly or indirectly through its taxable REIT subsidiaries had entered into agreements with the Former Property Manager, which, in turn, had engaged Crestline or a third-party sub-property manager to manage the Company’s hotel properties. These agreements were intended to be coterminous, meaning that the term of the agreement with the Company’s Former Property Manager was the same as the term of the Former Property Manager’s agreement with the applicable sub-property manager for the applicable hotel properties, with certain exceptions. Following the Initial Closing, the Company no longer has any agreements with the Former Property Manager and instead contracts directly or indirectly, through its taxable REIT subsidiaries, with Crestline and the other third-party property management companies that previously served as sub-property managers to manage the Company’s hotel properties.
As of March 31, 2017, following the Initial Closing, 72 of the hotel assets the Company has acquired were managed by Crestline and 69 of the hotel assets the Company has acquired were managed by third-party property managers. As of March 31, 2017, the Company’s third-party property managers were Hampton Inns Management LLC and Homewood Suites Management LLC, affiliates of Hilton Worldwide Holdings Inc. (41 hotels), Interstate Management Company, LLC (5 hotels), InnVentures IVI, LP (2 hotels) and McKibbon Hotel Management, Inc. (21 hotels). On April 3, 2017, as contemplated by the Framework Agreement, the five hotels managed by Interstate Management Company, LLC became managed by Crestline.
See Note 3 - Brookfield Investment and Related Transactions for additional information regarding the terms of the SPA and the Framework Agreement and the other transactions and agreements contemplated thereby.
Note 2 - Summary of Significant Accounting Policies
The accompanying consolidated financial statements of the Company included herein were prepared in accordance with United States Generally Accepted Accounting Principles ("GAAP"). The consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. These adjustments are considered to be of a normal, recurring nature.
Principles of Consolidation and Basis of Presentation
The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation. In determining whether the Company has a controlling financial interest in a joint venture and the requirement to consolidate the accounts of that entity, management considers factors such as percentage ownership interest, authority to make decisions and contractual and substantive participating rights of the other partners or members as well as whether the entity is a variable interest entity for which the Company is the primary beneficiary.
Certain amounts in prior periods have been reclassified in order to conform to current period presentation, specifically, the Company changed the presentation of its Consolidated Statements of Operations and Comprehensive Income (Loss) with respect to "general and administrative expenses" and "acquisition and transaction related costs". The change in presentation was to reclassify these line items so that they are included as a component of Operating income (loss). The Company made this change in presentation for all periods presented.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)

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
Below-Market Lease
The below-market lease intangible is based on the difference between the market rent and the contractual rent and is discounted to a present value using an interest rate reflecting the Company's current assessment of the risk associated with the leases acquired (See Note 5 - Leases). Acquired lease intangible assets are amortized over the remaining lease term. The amortization of a below-market lease is recorded as an increase to rent expense on the Consolidated Statements of Operations and Comprehensive Income (Loss).
Impairment of Long-Lived Assets and Investments in Unconsolidated Entities
When circumstances indicate the carrying value of a property may not be recoverable, the Company reviews the asset for impairment. This review is based on an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property’s use and eventual disposition. The estimates consider factors such as expected future operating income, market and other applicable trends and residual value, as well as the effects of demand, competition and other factors. If impairment exists due to the inability to recover the carrying value of a property, an impairment loss will be recorded to the extent that the carrying value exceeds the estimated fair value of the property. An impairment loss results in an immediate negative adjustment reflected in net income. An impairment loss of $2.4 million was recorded on one hotel during the quarter ended June 30, 2016. The Company has not recorded an impairment in any other periods.
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
Goodwill
During the three months ended March 31, 2017, the Company recognized $31.6 million as goodwill (See Note 4 - Business

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)

Combinations). The goodwill balance will be tested for impairment at least annually, or upon the occurrence of any “triggering events,” if sooner.
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
In February 2015, the FASB issued Accounting Standards Update 2015-02 (ASU 2015-02), which amended ASC 810. The amendment modifies the evaluation of whether certain legal entities are VIEs, eliminates the presumption that a general partner should consolidate a limited partnership, and affects the consolidation analysis of reporting entities that are involved with VIEs. The revised guidance was effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. The Company adopted this guidance effective January 1, 2016. The Company has evaluated the impact of the adoption of the new guidance on its consolidated financial statements and has determined the OP is considered a VIE. However, the Company meets the disclosure exemption criteria as the Company is the primary beneficiary of the VIE and the Company’s partnership interest in the OP representing the OP Units held by the Company corresponding to shares of the Company's common stock is considered a majority voting interest. As such, the new guidance did not have an impact on the Company’s consolidated financial statements. At the Initial Closing the Company analyzed the rights of the Class C Units holders and determined that the Company continues to be the primary beneficiary of the OP, with the power to direct activities that most significantly impact its economic performance.
The Company also has variable interests in VIEs through its investments in BSE/AH Blacksburg Hotel, LLC (the "HGI Blacksburg JV"), an entity that owns the assets of the Hilton Garden Inn Blacksburg, and an interest in TCA Block 7 Hotel, LLC (the "Westin Virginia Beach JV"), an entity that owns the assets of the Westin Virginia Beach Town Center (the "Westin Virginia Beach").

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)

The Company has concluded that it is the primary beneficiary, with the power to direct activities that most significantly impact its economic performance of the HGI Blacksburg JV, and has therefore consolidated the entity in its consolidated financial statements.
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
Income Taxes
The Company qualified to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code") commencing with its tax year ended December 31, 2014. In order to continue to qualify as a REIT, the Company must annually distribute to its stockholders 90% of its REIT taxable income (which does not equal net income as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding net capital gain, and must comply with various other organizational and operational requirements. The Company generally will not be subject to federal corporate income tax on that portion of its REIT taxable income that it distributes to its stockholders. The Company may be subject to certain state and local taxes on its income, property tax and federal income and excise taxes on its undistributed income. The Company's hotels are leased to taxable REIT subsidiaries which are owned by the OP. The taxable REIT subsidiaries are subject to federal, state and local income taxes.
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
Earnings/Loss per Share
The Company calculates basic income or loss per share by dividing net income or loss for the period by the weighted-average shares of its common stock outstanding for a respective period. Diluted income per share takes into account the effect of dilutive instruments, such as stock options and unvested stock awards, except when doing so would be anti-dilutive. Beginning with distributions payable with respect to April 2016 and through the period from January 1, 2017 to January 13, 2017, the date these distributions were suspended, the Company has paid cumulative distributions of 2,047,877 shares of common stock and adjusted retroactively for all periods presented its computation of loss per share in order to reflect this change in capital structure (See Note 10 - Common Stock).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)

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
Advertising Costs
The Company expenses advertising costs for hotel operations as incurred. These costs were $4.2 million for the three months ended March 31, 2017, and $3.8 million for the three months ended March 31, 2016.
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

	March 31, 2017	December 31, 2016
Trade receivables	$7,332	$6,238
Allowance for doubtful accounts	(316)	(434)
Trade receivables, net of allowance	$7,016	$5,804
Reportable Segments

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)

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
Derivative Transactions
The Company at certain times enters into derivative instruments to hedge exposure to changes in interest rates. The Company’s derivatives as of March 31, 2017, consist of interest rate cap agreements which it believes will help to mitigate its exposure to increasing borrowing costs under floating rate indebtedness. The Company has elected not to designate its interest rate cap agreements as cash flow hedges. The impact of the interest rate caps for the three months ended March 31, 2017, was immaterial to the consolidated financial statements.
Recently Issued Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09 Revenue from Contracts with Customers ("ASU 2014-09"), which requires an entity to recognize the amount of revenue to which it expects to be entitled to for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective. The standard permits the use of either the retrospective or cumulative effect transition method. In April 2015, the FASB proposed an accounting standards update for ASU 2014-09 for the deferral of the effective date of ASU 2014-09. This proposal defers the effective date of ASU 2014-09 from annual reporting periods beginning after December 15, 2016, back one year, to annual reporting periods beginning after December 15, 2017 for all public business entities, certain not-for-profit entities, and certain employee benefit plans. Early application of ASU 2014-09 is permitted as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. In April and May 2016, two amendments ("ASU 2016-10" and "ASU 2016-12") were made in which guidance related to accounting for revenue from contracts with customers was clarified further. ASU 2016-10 provides clarity around identifying performance obligations and licensing implementation guidance. ASU 2016-12 addresses topics such as collectability criterion, presentation of sales tax, non-cash consideration, completed contracts at transition and technical corrections. There have been no adjustments to the effective date of ASU 2014-09. The Company is evaluating the effect that ASU 2014-09, ASU 2016-10 and ASU 2016-12 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method. The adoption of this ASU is not expected to have a material effect on the Company's consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02 Leases ("ASU 2016-02"), which requires an entity to separate lease components from nonlease components in a contract. ASU 2016-02 provides more guidance on how to identify and separate components than did previous GAAP. ASU 2016-02 requires lessees to recognize assets and liabilities arising from operating leases on the balance sheet. This amendment has not fundamentally changed lessor accounting, however some changes have been made to align and conform to the lessee guidance. The adoption of ASU 2016-02 becomes effective for the Company for the fiscal year beginning after December 15, 2018, and all subsequent annual and interim periods. Upon adoption, the Company will be required to recognize its operating leases, which are primarily comprised of one operating lease with respect to the Georgia Tech Hotel & Conference Center and nine ground leases, under which it is the lessee, as liabilities on the Consolidated Balance Sheets. Early adoption is permitted.

In March 2016, the FASB issued ASU 2016-07 Investments—Equity Method and Joint Ventures ("ASU 2016-07"), which requires that an equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor's previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. Therefore, upon qualifying for the equity method of accounting, no retroactive adjustment of the investment is required. The adoption of ASU 2016-07 became effective for the Company beginning January 1, 2017. The adoption of ASU 2016-07 did not have a material effect on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09 Compensation—Stock Compensation ("ASU 2016-09"), which requires that all excess tax benefits and all tax deficiencies should be recognized as income tax expense or benefits in the income statement. These benefits and deficiencies are discrete items in the reporting period in which they occur. An entity should not consider these benefits or deficiencies in determining the annual estimated tax rate. The adoption of ASU 2016-09 became effective for the Company beginning January 1, 2017. The adoption of ASU 2016-09 did not have a material effect on the Company’s consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)

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

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805) Clarifying the Definition of a Business, with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Additionally, this update also narrows the definition of an output. ASU 2017-01 requires that when substantially all of the fair value of the gross assets acquired or disposed of is concentrated in a single identifiable asset or group of similar identifiable assets, the set is not a business, thus reducing the number of transactions that need to be further evaluated. ASU 2017-01 is effective for the Company for fiscal years beginning after December 15, 2018, and early adoption is permitted. The adoption of this ASU is not expected to have a material effect on the Company's consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350), which simplifies the measurement of goodwill by eliminating Step 2 from the current goodwill impairment test in the event that there is evidence of an impairment based on qualitative or quantitative assessments. ASU 2017-04 does not change how the goodwill impairment is identified, and the Company will continue to perform a qualitative assessment annually to determine whether the two step impairment test is required. Until the adoption, current accounting standards require the impairment loss to be recognized under Step 2 of the impairment test. This requires the Company to calculate the implied fair value of goodwill by assigning fair value to the reporting unit’s assets and liabilities as if the reporting unit has been acquired in a business combination, then subsequently subtracting the implied goodwill from the carrying amount of the goodwill. The new standard would require the Company to determine the fair value of the reporting unit and subtract the carrying value from the fair value of the reporting unit to determine if there is an impairment. ASU 2017-04 is effective for the Company for fiscal years after December 15, 2019, and early adoption is permitted. ASU 2017-04 is required to be adopted prospectively, and the adoption is effective for annual goodwill impairment tests performed in the year of adoption.

Note 3 - Brookfield Investment and Related Transactions

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
The Redeemable Preferred Share has been classified as permanent equity and the Class C Units have been classified as temporary equity due to the contingent redemption features described in more detail below. The Company has measured the Class C Units at fair value, or $135.0 million, representing the gross proceeds of the issuance of the Class C Units at the Initial Closing. As discussed below, the Class C Units include conversion rights. Because the effective conversion price of the Class C Units under GAAP of $14.09 (which is calculated on a net investment basis after transaction fees and costs payable to the Brookfield Investor as $129.0 million divided by 9,152,542.37 Class C Units issued ) is less than the fair value of the Company’s common stock of $14.59 (See Note 10 - Common Stock), the conversion rights represent a “beneficial conversion feature” under GAAP. The Company measured the beneficial conversion feature at $4.5 million, and has recognized the beneficial conversion feature as a deemed dividend as of March 31, 2017, reducing income available to common stockholders for purposes of calculating earnings per share. The Class C Units are reflected on the Consolidated Balance Sheets at $121.2 million, net of costs directly attributable to the issuance of Class C Units at the Initial Closing, including $6.0 million paid directly to Brookfield in the form of expense reimbursements and a commitment fee.
Following the Initial Closing, subject to the terms and conditions of the SPA, the Company also has the right to sell, and the Brookfield Investor has agreed to purchase, additional Class C Units at the same price per unit as at the Initial Closing upon 15 business days’ prior written notice and in an aggregate amount not to exceed $265.0 million at Subsequent Closings as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)

• On or prior to February 27, 2018, but no earlier than January 3, 2018, up to an amount that would be sufficient to reduce the outstanding amount of the Grace Preferred Equity Interests to approximately $223.5 million (the "First Subsequent Closing"). Proceeds from the First Subsequent Closing must be used by the OP exclusively to, concurrently with the closing of the First Subsequent Closing, redeem then outstanding Grace Preferred Equity Interests.
• On or prior to February 27, 2019, but no earlier than January 3, 2019, up to the then outstanding amount of the Grace Preferred Equity Interests (the "Second Subsequent Closing"). Proceeds from the Second Subsequent Closing must be used by the OP exclusively to, concurrently with the closing of the Second Subsequent Closing, redeem all then outstanding Grace Preferred Equity Interests.
• On or prior to February 27, 2019, in one or more transactions, up to an amount equal to the difference between the then unfunded portion of the Brookfield Investor’s $400.0 million funding commitment and the outstanding amount of the Grace Preferred Equity Interests. Proceeds from these Subsequent Closings must be used by the OP exclusively to fund brand-mandated property improvement plans ("PIPs") and related lender reserves, repay amounts then outstanding with respect to mortgage debt principal and interest and working capital.
Consummation of any Subsequent Closing is subject to the satisfaction of certain conditions, and there can be no assurance they will be completed on their current terms, or at all. In addition, from February 27, 2018 through February 27, 2019, the Brookfield Investor will have the right to purchase, and the OP has agreed to sell, in one or more transactions, the then unfunded portion of the Brookfield Investor’s $400.0 million funding commitment in transactions of no less than $25.0 million each.
The SPA also contains certain standstill and voting restrictions applicable to the Brookfield Investor and certain of its affiliates.

The Redeemable Preferred Share
The Redeemable Preferred Share ranks on parity with the Company’s common stock, with the same rights with respect to preferences, conversion and other rights, voting powers, restrictions, limitations as to dividends and other distributions, qualifications, terms and conditions of redemption and other terms and conditions as the Company’s common stock, except as provided therein.
For so long as the Brookfield Investor holds the Redeemable Preferred Share, (i) the Brookfield Investor has the right to elect two Redeemable Preferred Directors (neither of whom may be subject to an event that would require disclosure pursuant to Item 401(f) of Regulation S-K, which relates to involvement in certain legal proceedings, in any definitive proxy statement filed by the Company), as well as to approve (such approval not to be unreasonably withheld, conditioned or delayed) two additional independent directors (each, an “Approved Independent Director”) to be recommended and nominated by the Board for election by our stockholders at each annual meeting, (ii) each committee of the Company’s board of directors, except any committee formed with authority and jurisdiction over the review and approval of conflicts of interest involving the Brookfield Investor and its affiliates, on the one hand, and the Company, on the other hand (a “Conflicts Committee”), is required to include at least one of the Redeemable Preferred Directors as selected by the holder of the Redeemable Preferred Share (or, if neither of the Redeemable Preferred Directors satisfies all requirements applicable to such committee, with respect to independence and otherwise, of the Company’s charter, the SEC and any national securities exchange on which any shares of the Company’s stock are then listed, at least one of the Approved Independent Directors as selected by the Company’s board of directors), and (iii) the Company will not make a general delegation of the powers of the Company’s board of directors to any committee thereof which does not include as a member a Redeemable Preferred Director, other than to a Conflicts Committee.
Beginning three months after the failure of the OP to redeem Class C Units when required to do so, until all Class C Units requested to be redeemed have been redeemed, the holder of the Redeemable Preferred Share will have the right to increase the size of the Company’s board of directors by a number of directors that would result in the holder of the Redeemable Preferred Share being entitled to nominate and elect a majority of the Company’s board of directors and fill the vacancies created by the expansion of the Company’s board of directors, subject to compliance with the provisions of the Company’s charter requiring at least a majority of the Company’s directors to be Independent Directors.
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
In addition, the Redeemable Preferred Directors have the Brookfield Approval Rights.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)

At its election and subject to notice requirements, the Company may redeem the Redeemable Preferred Share for a cash amount equal to par value upon the occurrence of any of the following: (i) the first date on which no Class C Units remain outstanding; (ii) the date the liquidation preference applicable to all Class C Units held by the Brookfield Investor and its affiliates is reduced to $100.0 million or less due to the exercise by holders of Class C Units of their redemption rights under the A&R LPA; or (iii) in connection with a failure of the Brookfield Investor to consummate the applicable purchase of Class C Units at any Subsequent Closing (subject to the terms set forth in the SPA, a “Funding Failure”), the 11th business day after the date the Company obtains a final, non-appealable judgment of a court of competent jurisdiction in connection with such Funding Failure. Under the circumstances described in clause (iii) in the foregoing sentence, in addition, (i) the Brookfield Approval Rights would be permanently terminated, (ii) the OP would be entitled to redeem all or any portion of the then outstanding Class C Units in cash for their liquidation preference, (iii) all Class C Units received in respect of all PIK Distributions accrued from the date of the Initial Closing would be forfeited, and (iv) the Brookfield Investor would be required to cause each of the Redeemable Preferred Directors to resign from the Company’s board of directors.
Class C Units
At the Initial Closing, the Brookfield Investor, the Special General Partner and the Company, in its capacity as general partner of the OP, entered into an amendment and restatement (the "A&R LPA") of the OP's existing agreement of limited partnership, which established the terms, rights, obligations and preferences of the Class C Units as set forth in more detail below.
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
Distributions
Commencing on June 30, 2017, holders of Class C Units are entitled to receive, with respect to each Class C Unit, fixed, quarterly cumulative cash distributions at a rate of 7.50% per annum from legally available funds. If the Company fails to pay these cash distributions when due, the per annum rate will increase to 10% until all accrued and unpaid distributions required to be paid in cash are reduced to zero.
Commencing on June 30, 2017 and subject to the occurrence of a Funding Failure, holders of Class C Units are also entitled to receive, with respect to each Class C Unit, a fixed, quarterly, cumulative PIK Distribution at a rate of 5% per annum payable in Class C Units. Upon the Company’s failure to redeem the Brookfield Investor when required to do so pursuant to the A&R LPA, the 5% per annum PIK Distribution rate will increase to a per annum rate of 7.50%, and would further increase by 1.25% per annum for the next four quarterly periods thereafter, up to a maximum per annum rate of 12.5%.
The number of Class C Units delivered in respect of the PIK Distributions on any distribution payment date will be equal to the number obtained by dividing the amount of PIK Distribution by $14.75.
The Brookfield Investor is also entitled to receive tax distributions under certain limited circumstances.
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
Conversion Rights
At any time and subject to the occurrence of a Funding Failure, the Class C Units are convertible into OP Units at any time at the option of the holder thereof at an initial conversion price of $14.75 (the "Conversion Price"). The Conversion Price is subject to anti-dilution and other adjustments upon the occurrence of certain events and transactions.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)

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
• in the case of a Fundamental Sale Transaction consummated after February 27, 2019 and prior to January 1, 2022, the date that is 57 months and one day after the date of the Initial Closing, an amount per Class C Unit in cash equal to (x) two times the purchase price under the SPA of such Class C Unit (with the purchase price for Class C Units issued as PIK Distributions being zero for these purposes), less (y) all cash distributions actually paid to date; and
• in the case of a Fundamental Sale Transaction consummated on or after January 1, 2022, an amount per Class C Unit in cash equal to the liquidation preference of such Class C Unit plus a make whole premium for such Class C Unit calculated based on a discount rate of 5% and the assumption that such Class C Unit had not been redeemed until March 31, 2022, the fifth anniversary of the Initial Closing (the "Make Whole Premium").
Holder Redemptions
Upon the occurrence of a REIT Event (as defined and more fully described in the A&R LPA, the Company’s failure to satisfy any of the requirements for qualification and taxation as a real estate investment trust under certain circumstances) or a Material Breach (as defined and more fully described in the A&R LPA, generally a breach by the Company of certain material obligations under the A&R LPA), in each case, subject to certain notice and cure rights, holders of Class C Units have the right to require the Company to redeem any Class C Units submitted for redemption for an amount equivalent to what the holders of Class C Units would have been entitled to receive in a Fundamental Sale Transaction if the date of redemption were the date of the consummation of the Fundamental Sale Transaction.
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
Remedies Upon Failure to Redeem
Three months after the failure of the OP to redeem Class C Units when required to do so pursuant to the terms of the A&R LPA, the Special General Partner has the exclusive right, power and authority to sell the assets or properties of the OP for cash at such time or times as the Special General Partner may determine, upon engaging a reputable, national third party sales broker or investment bank reasonably acceptable to holders of a majority of the then outstanding Class C Units to conduct an auction or similar process designed to maximize the sales price. The proceeds from sales of assets or properties by the Special General Partner must be used first to make any and all payments or distributions due or past due with respect to the Class C Units, regardless of the impact of such payments or distributions on the Company or the OP.
In addition and as described elsewhere herein, three months after the failure of the OP to redeem Class C Units when required to do so pursuant to the terms of the A&R LPA:

•
the holder of the Redeemable Preferred Share would have the right to increase the size of the Company’s board of directors by a number of directors that would result in the holder of the Redeemable Preferred Share being entitled to nominate and elect a majority of the Company’s board of directors and fill the vacancies created thereby subject to compliance with provisions of the Company's charter requiring at least a majority of the Company’s directors to be Independent Directors (as defined in the Company's charter); and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)

•
the 5% per annum PIK Distribution rate would increase to a per annum rate of 7.50%, and would further increase by 1.25% per annum for the next four quarterly periods thereafter, up to a maximum per annum rate of 12.5%.

Company Liquidation Preference Reduction Upon Listing
In the event a listing of the Company’s common stock on a national stock exchange occurs prior to March 31, 2022, the fifth anniversary of the Initial Closing, the OP would also have certain other rights to elect to reduce the liquidation preference of any Class C Units outstanding described in more detail in the A&R LPA.
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
Preemptive Rights
Subject to the occurrence of a Funding Failure, if the Company or the OP proposes to issue additional equity securities, subject to certain exceptions and in accordance with the procedures in the A&R LPA, any holder of Class C Units that owns Class C Units representing more than 5% of the outstanding shares of the Company’s common stock on an as-converted basis has certain preemptive rights.
Brookfield Approval Rights
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
In general, subject to certain exceptions, prior approval is required before the Company or its subsidiaries (including the OP) are permitted to take any of the following actions: equity issuances; organizational document amendments; debt incurrences; affiliate transactions; sale of all or substantially all assets; bankruptcy or insolvency declarations; declarations or payments of dividends or other distributions; redemptions or repurchases of securities; adoption of, and amendments to, the Annual Business Plan; hiring and compensation decisions related to certain key personnel (including executive officers); property acquisitions and property sales and dispositions that do not meet transaction-size limits and other defined criteria and would be outside of the OP’s normal course of business; entry into new lines of business; settlement of material litigation; changes to material agreements; increasing or decreasing the number of directors on the Company’s board of directors; nominating or appointing a director (other than a Redeemable Preferred Director) who is not independent; nominating or appointing the chairperson of the Company’s board of directors; and certain other matters.
After December 31, 2021, the 57-month anniversary of the Initial Closing, no prior approval will be required for debt incurrences, equity issuances and asset sales if the proceeds therefrom are used to redeem the then outstanding Class C Units in full.
Framework Agreement
On January 12, 2017, the Company and the OP, entered into the Framework Agreement with the Former Advisor, the Former Property Manager, Crestline, the Former Special Limited Partner, and, for certain limited purposes, the Brookfield Investor.
The Framework Agreement provides for the Company transitioning from an externally managed company with no employees of its own that is dependent on the Former Advisor and its affiliates to manage its day-to-day operations to a self-managed company. The transactions contemplated by the Framework Agreement generally were consummated at, and as a condition to, the Initial Closing, and the Framework Agreement would have terminated automatically upon the termination of the SPA in accordance with its terms prior to the Initial Closing.
At the Initial Closing, pursuant to the Framework Agreement, the Advisory Agreement was terminated. The Framework Agreement also provided for the extension or renewal of the Advisory Agreement on specified terms under certain circumstances, none of which occurred.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)

Until the expiration without renewal or termination of the Advisory Agreement, the Former Advisor and its affiliates agreed to use their respective commercially reasonable efforts to assist the Company and its subsidiaries to take such actions as the Company and its subsidiaries reasonably deemed necessary to transition to self-management, including, but not limited to providing books and records, accounting systems, software and office equipment. In addition, the Former Advisor also granted the Company the right to hire certain of employees of the Former Advisor or its affiliates who were then involved in the management of the Company’s day-to-day operations, including all of the Company’s current executive officers, and made other agreements in order to promote retention of these individuals which relate to the compensation payable to them and other terms of their employment by the Former Advisor and its affiliates prior to the Initial Closing.
Pursuant to the Framework Agreement, at the Initial Closing, the Company and the Former Advisor and/or certain of its affiliates, as applicable, entered into a series of agreements to facilitate the transition of self-management, including the agreements described in more detail below.
Property Management Transactions
Prior to the Initial Closing, the Company, directly or indirectly through its taxable REIT subsidiaries, had entered into agreements with the Former Property Manager, which, in turn, engaged Crestline or a third-party sub-property manager to manage the Company’s hotel properties. These agreements were intended to be coterminous, meaning that the term of the agreement with the Former Property Manager was the same as the term of the Former Property Manager’s agreement with the applicable sub-property manager for the applicable hotel properties, with certain exceptions.
At the Initial Closing, as contemplated by and pursuant to the Framework Agreement, the Company, through its taxable REIT subsidiaries, the Former Property Manager, Crestline and the Company’s third-party sub-property managers entered into a series of amendments, assignments and terminations with respect to the then existing property management arrangements (collectively, the "Property Management Transactions") pursuant to the Framework Agreement.
At the consummation of the Property Management Transactions, among other things:
• property management agreements for a total of 69 hotels sub-managed by Crestline (collectively, the "Crestline Agreements") were assigned by the Former Property Manager to Crestline;
• property management agreements for a total of five additional hotels (together with the Crestline Agreements, the "Long-Term Agreements") are being transitioned to Crestline and the sub-property management agreements with Interstate Management Company, LLC related to these properties were terminated effective April 3, 2017;
• in connection with the assignment of the Long-Term Agreements to Crestline, they were amended as follows:

•	the total property management fee of up to 4.0% of the monthly gross receipts from the properties was reduced to 3.0%;

•	no change to the remaining term (generally 18 to 19 years), which will renew automatically for three five year terms unless either party provides advance notice of non-renewal;

•
the termination provisions were changed from being generally only terminable by the Company prior to expiration for cause and not in connection with a sale such that, beginning on April 1, 2021, the first day of the 49th month following the Initial Closing, the Company will have an "on-sale" termination right upon payment of a fee in an amount equal to two and one half times the property management fee in the trailing 12 months, subject to customary adjustments; and

•
if, prior to March 31, 2023, the six-year anniversary of the Initial Closing, the Company sells a hotel managed pursuant to a Long-Term Agreement, the Company has the right to terminate the applicable Long-Term Agreement with respect to any property that is being sold and concurrently replace it with a comparable hotel owned by the Company and managed pursuant to a short-term agreement, by terminating that hotel’s existing property manager and retaining Crestline on the same terms as the Long-Term Agreement being replaced; and

•
the property management agreements with the Former Property Manager for the Company’s 65 other hotels were terminated and the sub-property managers managing these hotels prior to the Initial Closing continued to do so following the Initial Closing in accordance with property management agreements with the Company’s taxable REIT subsidiaries under the property management terms in effect prior to the Initial Closing.

As consideration for the Property Management Transactions, the Company and the OP:

•	paid a one-time cash amount equal to $10.0 million to the Former Property Manager;

•
have made and will continue to make a monthly cash payment in the amount of $333,333.33, $4.0 million in the aggregate, to the Former Property Manager on the 15th day of each month for the 12 months following the Initial Closing (See Note 7 - Promissory Notes Payable);

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)

•
issued 279,329 shares of the Company’s common stock to the Former Property Manager, for which the fair value on the date of grant has been determined to be $14.59 per share (See Note 10 - Common Stock);

•
waived any and all obligations of the Former Advisor to refund or otherwise repay any Organization or Offering Expenses (as defined in the Advisory Agreement) to the Company in an amount acknowledged to be $5,821,988, which amount had been reflected as a reduction in offering proceeds due to it being directly related to issuing shares of common stock in prior periods; and

•
converted all 524,956 units of limited partnership in the OP entitled “Class B Units” (“Class B Units") held by the Former Advisor into 524,956 OP Units, and, immediately following such conversion, redeemed such 524,956 OP Units for 524,956 shares of the Company’s common stock.

The foregoing consideration aggregates to $31.6 million and has been recorded as goodwill on the Company’s Consolidated Balance Sheets (See Note 4 - Business Combinations).
Assignment and Assumption Agreement
At the Initial Closing, as contemplated by the Framework Agreement, the Company, the Former Advisor and AR Global entered into an assignment and assumption agreement, pursuant to which the Former Advisor and AR Global assigned to the Company all right, title and interest in the following assets that are relevant to the Company and the OP: (i) accounting systems, (ii) IT equipment and (iii) certain office furniture and equipment.
Facilities Use Agreement
The Framework Agreement contemplates that the Company would enter into a Facilities Use Agreement with Crestline at the Initial Closing in the form attached to the Framework Agreement (the “Facilities Use Agreement”), pursuant to which the OP would sublease office space at Crestline’s principal place of business, 3950 University Drive, Fairfax, Virginia 22030, and would pay a portion of the total rent equivalent to the portion of the total space used. The term of the sublease would continue through December 31, 2019, automatically renewing for successive one-year periods unless either party delivers written notice to the other at least 120 days prior the expiration of the initial term or any renewal term. While the Facilities Use Agreement was not entered into at the Initial Closing, the Company commenced its occupation of the space at the Initial Closing on the terms contemplated by the Facilities Use Agreement, and the Company expects to ultimately enter into the Facilities Use Agreement on the terms contemplated by the Framework Agreement.
Transition Services Agreements
At the Initial Closing, as contemplated by and pursuant to the Framework Agreement, the Company entered into a transition services agreement with each of the Former Advisor and Crestline, pursuant to which it will receive their assistance in connection with investor relations/shareholder services and support services for pending transactions in the case of the Former Advisor and accounting and tax related services in the case of Crestline until June 29, 2017 except as set forth below. As compensation for the foregoing services, the Former Advisor will receive a one-time fee of $225,000 (payable $150,000 at the Initial Closing and $75,000 on May 15, 2017) and Crestline will receive a fee of $25,000 per month. The Former Advisor and Crestline are also entitled to reimbursement of out-of-pocket fees, costs and expenses. The transition services agreement with Crestline for accounting and tax related services will automatically renew for successive 90-day periods unless either party elects to terminate upon 40 days' written notice to the other party and the monthly fee of $25,000 will continue to be payable. The transition services agreement with the Former Advisor with respect to the support services for pending transactions expired on April 30, 2017.
Registration Rights Agreement
At the Initial Closing, as contemplated by and pursuant to the SPA and the Framework Agreement, the Company, the Brookfield Investor, the Former Advisor and the Former Property Manager entered into a Registration Rights Agreement (the "Registration Rights Agreement"). Pursuant to the Registration Rights Agreement, holders of Class C Units have certain shelf, demand and piggyback rights with respect to the registration of the resale under the Securities Act of 1933, as amended (the "Securities Act") of the shares of Company’s common stock issuable upon redemption of OP Units issuable upon conversion of Class C Units, and the Former Advisor and the Former Property Manager have similar rights with respect to the 524,956 and 279,329 shares of the Company’s common stock issued to them, respectively, pursuant to the Framework Agreement.
Note 4 - Business Combinations
Summit Acquisition: On June 2, 2015, the Company entered into agreements with affiliates of Summit Hotel Properties, Inc. (the "Summit Sellers"), as amended from time to time thereafter, to purchase fee simple interests in a portfolio of 26 hotels in three separate closings for a total purchase price of approximately $347.4 million, subject to closing prorations and other adjustments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)

On October 15, 2015, the Company completed the acquisition of ten hotels (the "First Summit Closing") for $150.1 million, which was funded with $7.6 million previously paid as an earnest money deposit, $45.6 million from the IPO and $96.9 million from an advance, secured by a mortgage on the hotels in the First Summit Closing, under the SN Term Loan (as defined below) (See Note 6 - Mortgage Notes Payable).
On December 29, 2015, the Company and the Summit Sellers agreed to terminate the purchase agreement pursuant to which the Company had the right to acquire a fee simple interest in ten hotels (the "Second Summit Closing") for a total purchase price of $89.1 million. As a result of this termination, the Company forfeited $9.1 million in non-refundable earnest money deposits.
On February 11, 2016, the Company completed the acquisition of six hotels (the "Third Summit Closing") from the Summit Sellers for an aggregate purchase price of $108.3 million, which together with certain closing costs, was funded with $18.5 million previously paid as an earnest money deposit, $20.0 million in proceeds from a loan from the Summit Sellers (the "Summit Loan") described in Note 7 - Promissory Notes Payable, and $70.4 million from an advance, secured by a mortgage on the hotels in the Third Summit Closing, under the SN Term Loan.
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

On January 12, 2017, the Company, through a wholly owned subsidiary of the OP, entered into an amendment (the “Summit Amendment”) to the Reinstatement Agreement. Under the Summit Amendment, the closing date for the purchase of seven of the hotels remaining to be purchased under the Reinstatement Agreement for an aggregate purchase price of $66.8 million was extended from January 12, 2017 to April 27, 2017, following an amendment entered into on December 30, 2016 to extend the closing date from December 30, 2016 to January 10, 2017, and an amendment entered into on January 10, 2017 to extend the closing date from January 10, 2017 to January 12, 2017. The closing date for the purchase of an eighth hotel to be purchased under the Reinstatement Agreement for an aggregate purchase price of $10.5 million was extended from January 12, 2017 to October 24, 2017. The Summit Sellers have informed the Company that this eighth hotel is subject to a pending purchase and sale agreement with a third party, and, if this sale is completed, the Company’s right and obligation to purchase this hotel will terminate in accordance with the terms of the Reinstatement Agreement. Concurrent with the Company’s entry into the Summit Amendment, the Company entered into an amendment to the Summit Loan (the “Loan Amendment”) and Summit agreed to loan the Company an additional $3.0 million (the "Additional Loan Agreement") as consideration for the Summit Amendment. For additional discussion see Note 7 - Promissory Notes Payable.

On April 27, 2017, the Company completed the April Acquisition, which constituted the acquisition of the seven hotels to be purchased under the Reinstatement Agreement on that date (See Note 15 - Subsequent Events).

Framework Agreement: The Company has determined that the consummation of the transactions contemplated by the Framework Agreement and the transfer of consideration in exchange for an in-place workforce, intellectual property and infrastructure assets represent a business combination as defined by FASB ASC 805 - Business Combinations. The Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)

anticipates an increased economic return to its investors in the form of reduced advisory and property management fees as a result of the transactions completed at the Initial Closing pursuant to the Framework Agreement. The acquisition of the foregoing assets at the Initial Closing was immaterial to the consolidated financial statements.

The Company determined total consideration remitted as a result of the transactions completed at the Initial Closing pursuant to the Framework Agreement was $31.6 million, comprised of a cash payment of $10.0 million, a non-interest bearing short-term note payable of $4.0 million, a waiver of repayment by the Former Advisor of Organization or Offering Expenses owed to the Company of $5.8 million, newly issued common stock of $4.1 million, and common stock issued upon conversion and redemption of Class B Units of $7.7 million (See Note 3 - Brookfield Investment and Related Transactions). The Company determined the fair value on the date of grant of the Company's common stock to be $14.59 per share (See Note 10 - Common Stock). The Company determined this value by utilizing income and market based approaches further adjusted for fair value of debt and the Class C Units, and applied a discount for lack of marketability. As part of the process, the Company made the determination after consulting with a nationally recognized third party advisor.

In applying the acquisition method of accounting, the Company recognized all consideration transferred of $31.6 million as goodwill since no value was allocated to the immaterial infrastructure fixed assets and immaterial intellectual property. The recognized goodwill balance is representative of employees acquired and the synergies expected to be achieved through reduced fees. The goodwill balance will be tested for impairment at least annually, or upon the occurrence of any “triggering events,” if identified sooner.

Note 5 - Leases
In connection with its acquisitions the Company has assumed various lease agreements. These lease agreements primarily comprise one operating lease with respect to the Georgia Tech Hotel & Conference Center and nine ground leases which are also classified as operating leases. The following table summarizes the Company's future minimum rental commitments under these leases (in thousands):

	Minimum Rental Commitments	Amortization of Above and Below Market Lease Intangibles to Rent Expense

For the nine months ending December 31, 2017	$3,909	$299
Year ending December 31, 2018	5,217	398
Year ending December 31, 2019	5,227	398
Year ending December 31, 2020	5,265	398
Year ending December 31, 2021	5,271	398
Thereafter	81,743	7,836
Total	$106,632	$9,727

The Company has allocated values to certain above and below-market lease intangibles based on the difference between market rents and rental commitments under the leases. During the three months ended March 31, 2017 and March 31, 2016, amortization of below-market lease intangibles, net, to rent expense was $0.1 million and $0.1 million, respectively. Rent expense for the three months ended March 31, 2017 and March 31, 2016, was $1.5 million and $1.4 million, respectively.

Note 6 - Mortgage Notes Payable
The Company’s mortgage notes payable as of March 31, 2017 and December 31, 2016 consist of the following, respectively (in thousands):

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)

	Outstanding Mortgage Notes Payable
Encumbered Properties	March 31, 2017	December 31, 2016	Interest Rate	Payment	Maturity
Baltimore Courtyard & Providence Courtyard	$45,500	$45,500	4.30%	Interest Only, Principal paid at Maturity	April 2019
Hilton Garden Inn Blacksburg Joint Venture	10,500	10,500	4.31%	Interest Only, Principal paid at Maturity	June 2020
Assumed Grace Mortgage Loan - 95 properties in Grace Portfolio (1)	793,606	793,647	LIBOR plus 3.31%	Interest Only, Principal paid at Maturity	May 2017, subject to two, one year extension rights
Assumed Grace Mezzanine Loan - 95 properties in Grace Portfolio (2)	101,826	101,794	LIBOR plus 4.77%	Interest Only, Principal paid at Maturity	May 2017, subject to two, one year extension rights
Refinanced Additional Grace Mortgage Loan - 20 properties in Grace Portfolio and one additional property	232,000	232,000	4.96%	Interest Only, Principal paid at Maturity	October 2020
SN Term Loan - 20 properties in Summit and Noble Portfolios (3)	235,484	235,484	LIBOR plus between 3.25% and 3.75%	Interest Only, Principal paid at Maturity	August 2018, subject to two, one year extension rights
Total Mortgage Notes Payable	$1,418,916	$1,418,925
Less: Deferred Financing Fees, Net	$7,104	$8,000
Total Mortgage Notes Payable, Net	$1,411,812	$1,410,925

(1)
The Assumed Grace Mortgage Loan was refinanced on April 28, 2017. The new loan matures on May 1, 2019, subject to three one-year extension rights and has a variable interest rate equal to one-month LIBOR plus 2.56%. The principal amount of the new loan is $805.0 million and is secured by 87 of the Company’s hotel properties, all of which served as collateral for the Assumed Grace Mortgage Loan (See Note 15 - Subsequent Events).

(2)
The Assumed Grace Mezzanine Loan was refinanced on April 28, 2017. The new loan matures on May 1, 2019, subject to three one-year extension rights and has a variable interest rate equal to one-month LIBOR plus 6.50%. The principal amount of the new loan is $110.0 million. (See Note 15 - Subsequent Events).

(3)
The SN Term Loan was refinanced on April 27, 2017. The new loan matures on May 1, 2019, subject to three one-year extension rights and has a variable interest rate of one-month LIBOR plus 3.00%. The principal amount of the new loan is $310.0 million and is collateralized by 28 of the Company’s hotel properties, 20 of which served as collateral for the SN Term Loan, the seven hotels acquired on the same date as the refinancing pursuant to the April Acquisition, and one unencumbered hotel from the Company's existing portfolio (See Note 15 - Subsequent Events).

Interest expense related to the Company's mortgage notes payable for the three months ended March 31, 2017 and for the three months ended March 31, 2016, was $15.7 million and $14.5 million, respectively
Baltimore Courtyard and Providence Courtyard
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
Assumed Grace Indebtedness
On February 27, 2015, the Company acquired a portfolio of 116 hotels (the "Grace Portfolio") through fee simple or leasehold interests from certain subsidiaries of Whitehall Real Estate Funds, an investment arm controlled by The Goldman Sachs Group, Inc. In connection with this acquisition, the Company assumed existing mortgage and mezzanine indebtedness encumbering those hotels (comprising the "Assumed Grace Mortgage Loan" and the "Assumed Grace Mezzanine Loan",

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)

collectively, the "Assumed Grace Indebtedness"). The Assumed Grace Mortgage Loan carries an interest rate of London Interbank Offered Rate ("LIBOR") plus 3.31%, and the Assumed Grace Mezzanine Loan carries an interest rate of LIBOR plus 4.77%, for a combined weighted average interest rate of LIBOR plus 3.47%. Pursuant to the Assumed Grace Indebtedness, the Company has agreed to make periodic payments into an escrow account for the property improvement plans required by the franchisors. The Assumed Grace Indebtedness includes the following financial covenants: minimum consolidated net worth and minimum consolidated liquidity. As of March 31, 2017, the Company was in compliance with these financial covenants.
The Assumed Grace Mortgage Loan and the Assumed Grace Mezzanine Loan were refinanced on April 28, 2017 (See Note 15 - Subsequent Events).
Refinanced Additional Grace Mortgage Loan
A portion of the purchase price of the Grace Portfolio was financed through additional mortgage financing (the "Original Additional Grace Mortgage Loan"). The Original Additional Grace Mortgage Loan was refinanced during October 2015 (the “Refinanced Additional Grace Mortgage Loan”). The Refinanced Additional Grace Mortgage Loan carries a fixed annual interest rate of 4.96% per annum with a maturity date on October 6, 2020. Pursuant to the Refinanced Additional Grace Mortgage Loan, the Company agreed to make periodic payments into an escrow account for the property improvement plans required by the franchisors. The Refinanced Additional Grace Mortgage Loan includes the following financial covenants: minimum consolidated net worth and minimum consolidated liquidity. As of March 31, 2017, the Company was in compliance with these financial covenants.
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
Pursuant to the SN Term Loan, the Company agreed to make periodic payments into an escrow account for the property improvement plans required by the franchisors. The SN Term Loan includes the following financial covenants: minimum debt service coverage ratio, minimum consolidated net worth and minimum consolidated liquidity. As of March 31, 2017, the Company was in compliance with these financial covenants.
The SN Term Loan was refinanced on April 27, 2017 (See Note 15 - Subsequent Events).

Note 7 - Promissory Notes Payable
The Company’s promissory notes payable as of March 31, 2017 and December 31, 2016 were as follows (in thousands):

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)

	Outstanding Promissory Notes Payable
Notes Payable	March 31, 2017	December 31, 2016	Interest Rate
Summit Loan Promissory Note	$3,030	$23,405	14.0%
Note Payable to Former Property Manager	$4,000	$—	—%
Less: Deferred Financing Fees, Net	—	$25
Promissory Notes Payable, Net	$7,030	$23,380

Summit Loan Promissory Note
On February 11, 2016, the Summit Sellers loaned the Company $27.5 million under the Summit Loan. Proceeds from the Summit Loan totaling $20.0 million were used to pay a portion of the purchase price of the Third Summit Closing and proceeds from the Summit Loan totaling $7.5 million were used as a new purchase price deposit on the reinstated Second Summit Closing. On January 12, 2017, the Company entered into the Loan Amendment, amending the Summit Loan. See Note 4 - Business Combinations.
The interest rate on the Summit Loan, as amended, included 9.0% paid in cash monthly and an additional 4%, which accrued and is compounded monthly and added to the outstanding principal balance at maturity unless otherwise paid in cash by the Company. The Summit Loan, as amended, had a maturity date of February 11, 2018, however, if the closing of the April Acquisition occurred prior to February 11, 2018, then the outstanding principal of the Summit Loan and any accrued interest thereon becomes immediately due and payable in full. The Company was also permitted to pre-pay the Summit Loan in whole or in part without penalty at any time.
On January 12, 2017, the Company and Summit entered into the Additional Loan Agreement pursuant to which Summit agreed to loan the Company an additional $3.0 million as consideration for the Summit Amendment. The maturity date of the Additional Loan under the Additional Loan Agreement is July 31, 2017, however, if the sale of the seven hotels to be sold pursuant to the Reinstatement Agreement on April 27, 2017 is completed on that date, the entire principal amount of the Additional Loan will be deemed paid in full and the interest accrued thereon shall become immediately due and payable.
On March 31, 2017, at the Initial Closing and using a portion of the proceeds therefrom, the Company paid in full the Summit Loan. On April 27, 2017, the Company completed the acquisition of seven of the hotels remaining to be purchased under the Reinstatement Agreement, and as a result, the Additional Loan was deemed paid in full (See Note 15 - Subsequent Events).
Note Payable to Former Property Manager
As part of the consideration for the Property Management Transactions, the Company and the OP agreed pursuant to the Framework Agreement to make certain cash payments to the Former Property Manager, which agreement is classified under GAAP as a short-term note payable with the Former Property Manager. The note payable is non-interest bearing and is required to be repaid in twelve monthly installments of $333,333.33, with the final payment in March 2018 (see Note 3 - Brookfield Investment and Related Transactions).
Interest expense related to the Company's promissory notes payable for the three months ended March 31, 2017 was $0.9 million and for the three months ended March 31, 2016 was $0.5 million.

Note 8 - Mandatorily Redeemable Preferred Securities
In February 2015, approximately $447.1 million of the contract purchase price for the Grace Portfolio was satisfied by the issuance to the sellers of the Grace Portfolio of preferred equity interests (the "Grace Preferred Equity Interests") in two newly-formed Delaware limited liability companies, HIT Portfolio I Holdco, LLC and HIT Portfolio II Holdco, LLC (formerly known as ARC Hospitality Portfolio I Holdco, LLC and ARC Hospitality Portfolio II Holdco, LLC, respectively, and, together, the "Holdco entities"), each of which is an indirect subsidiary of the Company and an indirect owner of the 115 hotels currently comprising the Grace Portfolio. The two Holdco entities correspond, respectively, to the pool of hotels encumbered by the Assumed Grace Indebtedness and the pool of hotels encumbered by the Refinanced Additional Grace Mortgage Loan. In connection with the refinancing of the Assumed Grace Indebtedness in April 2017 (See Note 15 - Subsequent Events), the limited liability company agreement of the Holdco entity corresponding to the pool of hotels encumbered by the Assumed Grace Indebtedness was amended and restated to provide for the fact that eight of those hotels were not included in the pool of hotels encumbered by the refinanced loan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)

The holders of the Grace Preferred Equity Interests were entitled to monthly distributions at a rate of 7.50% per annum for the first 18 months following closing, through August 2016, and 8.00% per annum thereafter. On liquidation of the Holdco entities, the holders of the Grace Preferred Equity Interests are entitled to receive their original value (as reduced by redemptions) prior to any distributions being made to the Company or the Company's stockholders. Beginning in April 2015, the Company became obligated to use 35% of any IPO proceeds to redeem the Grace Preferred Equity Interests at par, up to a maximum of $350.0 million in redemptions for any 12-month period. As of March 31, 2017, and following the redemption of $47.3 million of the Grace Preferred Equity Interests with a portion of the proceeds from the Initial Closing, the Company has redeemed $204.2 million of the Grace Preferred Equity Interests, resulting in $242.9 million of liquidation value remaining outstanding under the Grace Preferred Equity Interests.
The Company is required to redeem 50.0% of the Grace Preferred Equity Interests originally issued, or an additional $19.4 million by February 27, 2018, and is required to redeem the remaining $223.5 million by February 27, 2019.
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

Note 9 - Accounts Payable and Accrued Expenses
The following is a summary of the components of accounts payable and accrued expenses (in thousands):

	March 31, 2017	December 31, 2016
Trade accounts payable and accrued expenses	$56,892	$55,489
Contingent consideration from Barceló Portfolio (See Note 12 - Commitments and Contingencies) (1)	4,619	4,619
Hotel accrued salaries and related liabilities	9,565	8,411
Total	$71,076	$68,519
(1) The Company paid the contingent consideration in April 2017 with proceeds from the refinanced SN Term Loan (See Note 15 - Subsequent Events).

Note 10 - Common Stock

The Company had 39,617,676 shares and 38,493,430 shares of common stock outstanding and had received total proceeds therefrom of $913.0 million and $913.0 million as of March 31, 2017 and December 31, 2016, respectively. The shares of common stock outstanding include shares issued as distributions through March 31, 2017, as a result of the Company's change in distribution policy adopted by the Company's board of directors in March 2016 as described below. During the three months ended March 31, 2017, the Company issued 315,383 shares of common stock as stock distributions with respect to December 2016 and the period from January 1, 2017 through January 13, 2017, the date these distributions were suspended.

Common Stock Issuances
At the Initial Closing the Company issued 279,329 shares of the Company’s common stock to the Former Property Manager, and converted all 524,956 Class B Units held by the Former Advisor into 524,956 OP Units, and, immediately following such conversion, redeemed such 524,956 OP Units for 524,956 shares of the Company’s common stock.

The Company determined the fair value on the date of issuance of the Company's common stock to be $14.59 per share. The Company determined this value by utilizing income and market based approaches further adjusted for fair value of debt and the Class C Units, and applied a discount for lack of marketability. As part of the process, the Company made the determination after consulting with a nationally recognized third party advisor.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)

Distributions
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
On July 1, 2016, the Company's board of directors approved an Estimated Per-Share NAV, which was published on the same date. This was the first time that the Company’s board of directors determined an Estimated Per-Share NAV. In connection with its determination of Estimated Per-Share NAV, the Company’s board of directors revised the amount of the distribution to $1.46064 per share per annum, equivalent to a 6.80% annual rate based on Estimated Per-Share NAV, automatically adjusting if and when the Company publishes an updated Estimated Per-Share NAV. The Company anticipates it will publish an updated Estimated Per-Share NAV no less frequently than once each calendar year. The Company’s board of directors authorized distributions, payable in shares of common stock, at a rate of 0.068 multiplied by the Estimated Per-Share NAV in effect as of the close of business on the applicable date. Therefore, beginning with distributions payable with respect to July 2016, the Company paid distributions to its stockholders in shares of common stock on a monthly basis to stockholders of record each day during the prior month in an amount equal to 0.000185792 per share per day, or $1.46064 per annum, divided by $21.48.
On January 13, 2017, in connection with its approval of the Company’s entry into the SPA, the Company’s board of directors suspended paying distributions to the Company's stockholders entirely. Currently, under the Brookfield Approval Rights, prior approval is required before the Company can declare or pay any distributions or dividends to its common stockholders, except for cash distributions equal to or less than $0.525 per annum per share.
Share Repurchase Program
In order to provide stockholders with interim liquidity, the Company’s board of directors adopted a share repurchase program (“SRP”) that enabled the Company’s stockholders to sell their shares back to the Company after having held them for at least one year, subject to significant conditions and limitations, including that the Company's board of directors had the right to reject any request for repurchase, in its sole discretion, and could amend, suspend or terminate the SRP upon 30 days' notice. In connection with the Company’s entry into the SPA, the Company's board of directors suspended the SRP effective as of January 23, 2017. In connection with the Initial Closing, the Company's board of directors terminated the SRP, effective as of April 30, 2017. The Company did not make any repurchase of common stock during the year ended December 31, 2016, or during the period between January 1, 2017 and the effectiveness of the termination of the SRP.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)

Note 11 - Fair Value Measurements
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

	March 31, 2017
	Carrying Amount	Fair Value
Mortgage notes payable(1)	$1,418,916	$1,419,081
(1) Carrying amount does not include the associated deferred financing fees as of March 31, 2017.
The fair value of the mortgage notes payable were determined using the discounted cash flow method and applying current market rates and is classified as level 3 under the fair value hierarchy. As described in Note 12 - Commitments and Contingencies, the carrying amount of the contingent consideration related to the Barceló Portfolio acquisition was remeasured to fair value as of March 31, 2017.
Note 12 - Commitments and Contingencies
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
Contingent Consideration
Included as part of the acquisition of the Barceló Portfolio is a contingent consideration payable to the seller based on the operating results of the Baltimore Courtyard, Providence Courtyard and Stratford Homewood Suites. During August 2016, the Company and the seller entered into an agreement extending and modifying the payment terms of the contingent consideration. The amount payable is calculated by applying a contractual capitalization rate to the excess earnings before interest, taxes, and depreciation and amortization, earned in the third year after the acquisition over an agreed upon target, provided the contingent consideration generally will not be less than $4.1 million or exceed $4.6 million. The contingent consideration payable as of March 31, 2017 is $4.6 million. The Company paid the contingent consideration in April 2017 with proceeds used from the refinanced SN Term Loan (See Note 15 - Subsequent Events).
Note 13 - Related Party Transactions and Arrangements
As of March 31, 2017, the Former Advisor, the Former Property Manager and Crestline were under common control with AR Capital, the parent of ARC IX, and AR Global, the successor to certain of AR Capital's businesses. ARC IX served as the Company’s sponsor prior to its transition to self-management at the Initial Closing. Following the sale of AR Global’s membership interest in Crestline in April 2017, Crestline is no longer under common control with AR Global and AR Capital.
Prior to the Initial Closing, the Former Advisor and its affiliates were entitled to a variety of fees, and may incur and pay costs and fees on behalf of the Company for which they were entitled to reimbursement. The Company had a payable due to related parties related to operating, acquisition, financing and offering costs of $2.4 million and $2.9 million as of March 31, 2017 and December 31, 2016, respectively.
At the Initial Closing, the Advisory Agreement was terminated and certain employees of the Former Advisor or its affiliates (including Crestline) who had been involved in the management of the Company’s day-to-day operations, including all of its executive officers, became employees of the Company. The Company also terminated all of its other agreements with affiliates of the Former Advisor except for its hotel-level property management agreements with Crestline and entered into a transition services agreement with each of the Former Advisor and Crestline.
The Company's Former Dealer Manager served as the dealer manager of the IPO. SK Research, LLC and American National Stock Transfer, LLC ("ANST"), both subsidiaries of the parent company of the Former Dealer Manager, provided

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)

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
See Note 3 - Brookfield Investment and Related Transactions for additional information regarding all payments and issuances of common stock made to the Former Advisor and the Former Property Manager at the Initial Closing during the three months ended March 31, 2017, as well as other terms of the transactions contemplated by the Framework Agreement, including the transitions services agreements with the Former Advisor and Crestline, that would result in additional payments to the Former Advisor and the Former Property Manager or their affiliates in future periods.
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
On December 31, 2016, the Company, the Former Advisor and the Former Dealer Manager mutually agreed, pursuant to a termination agreement dated December 31, 2016, to terminate the Exclusive Dealer Manager Agreement dated January 7, 2014 among the Company, the Former Advisor and the Former Dealer Manager.
No dealer manager fees or selling commissions are paid with respect to shares purchased pursuant to the DRIP.
The table below shows the commissions and fees incurred from and payable to the Former Dealer Manager for the Offering during the three months ended March 31, 2017 and 2016, and the associated payable as of March 31, 2017 and December 31, 2016, which is recorded in due to former related parties on the Company's Consolidated Balance Sheets (in thousands):

	Three Months Ended March 31,		Payable as of
	2017	2016	March 31, 2017	December 31, 2016
Total commissions and fees incurred from the Former Dealer Manager	$—	$71	$—	$—
The Former Advisor and its affiliates were paid compensation and/or received reimbursement for services relating to the Offering, including transfer agency services provided by ANST, an affiliate of the Former Dealer Manager. The Company is responsible for the Offering and related costs (excluding selling commissions and dealer manager fees) up to a maximum of 2.0% of gross proceeds received from the Offering, measured at the end of the Offering. Offering costs in excess of the 2.0% cap as of the end of the Offering are the Former Advisor’s responsibility. As of March 31, 2017, Offering and related costs (excluding selling commissions and dealer manager fees) exceeded 2.0% of gross proceeds received from the Offering by $5.8 million. At the Initial Closing, pursuant to the Framework Agreement, the Company waived the Former Advisor's obligations to reimburse the Company for these Offering and related costs (See Note 3 - Brookfield Investment and Related Transactions).
Offering costs incurred by the Former Advisor or its affiliated entities on behalf of the Company have generally been recorded as a reduction to additional paid-in-capital on the accompanying Consolidated Balance Sheets. The table below shows compensation and reimbursements incurred and payable to the Former Advisor and its affiliates for services relating to the Offering during the three months ended March 31, 2017 and 2016, and the associated amounts payable as of March 31, 2017

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)

and December 31, 2016, which is recorded in due to related parties on the Company’s Consolidated Balance Sheets (in thousands).

	Three Months Ended March 31,		Payable as of
	2017	2016	March 31, 2017	December 31, 2016
Total compensation and reimbursement for services provided by the Former Advisor and its affiliates related to the Offering	$—	$—	$447	$447
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
The Company was also party to a transfer agency agreement with ANST, pursuant to which ANST provided the Company with transfer agency services (including broker and stockholder servicing, transaction processing, year-end IRS reporting and other services), and supervisory services overseeing the transfer agency services performed by a third-party transfer agent. AR Global received written notice from ANST on February 10, 2016 that it would wind down operations by the end of the month and would withdraw as the transfer agent effective February 29, 2016. On February 26, 2016, the Company entered into a definitive agreement with DST Systems, Inc. ("DST"), its previous provider of sub-transfer agency services, to provide the Company directly with transfer agency services (including broker and stockholder servicing, transaction processing, year-end IRS reporting and other services). Following the suspension of the IPO on November 15, 2015, fees payable with respect to transfer agency services are included in general and administrative expenses on the Consolidated Statements of Operations and Comprehensive Income (Loss) during the period the service was provided.
Following the Initial Closing, in April 2017, the Company entered into a settlement agreement terminating DST as its transfer agent effective as of May 15, 2017 and entered into an agreement with Computershare Trust Company, N.A. to replace DST in that capacity on such date.
Fees Paid in Connection With the Operations of the Company
Fees Paid to the Former Advisor
Prior to the Initial Closing, the Former Advisor received an acquisition fee of 1.5% of (A) the contract purchase price of each acquired property and (B) the amount advanced for a loan or other investment. The Former Advisor was also reimbursed for expenses incurred in the process of acquiring properties, in addition to third-party costs the Company may pay directly to, or reimbursed the Former Advisor for. Additionally, the Company reimbursed the Former Advisor for legal expenses it or its affiliates directly incurred in the process of acquiring properties in an amount not to exceed 0.1% of the contract purchase price of the Company’s assets acquired. Fees paid to the Former Advisor related to acquisitions are reported as a component of net income (loss) in the period incurred. The aggregate amounts of acquisition fees, acquisition expenses and financing coordination fees (as described below) were also subject to certain limitation that never became applicable during the term of the Advisory Agreement.
Prior to the Initial Closing, if the Former Advisor provided services in connection with the origination or refinancing of any debt that the Company obtained and used to acquire properties or to make other permitted investments, or that was assumed, directly or indirectly, in connection with the acquisition of properties, the Company paid the Former Advisor or its assignees a financing coordination fee equal to 0.75% of the amount available and/or outstanding under such financing, subject to certain limitations. Fees paid to the Former Advisor related to debt financings are deferred and amortized over the term of the related debt instrument.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)

Prior to the Initial Closing, the Former Advisor received a subordinated participation for asset management services it provided to the Company. For asset management services provided by the Former Advisor prior to October 1, 2015, the subordinated participation was issued quarterly in the form of performance-based restricted, forfeitable Class B Units.
On November 11, 2015, the Company, the OP and the Former Advisor agreed to an amendment to the advisory agreement (as amended, the "Advisory Agreement"), pursuant to which, effective October 1, 2015, the Company became required to pay asset management fees in cash (subject to certain coverage limitations during the pendency of the Offering), or shares of the Company's common stock, or a combination of both, at the Former Advisor’s election, and the asset management fee is paid on a monthly basis. The monthly fees were equal to:

•	The cost of the Company’s assets (until July 1, 2016, then the lower of the cost of the Company's assets or the fair market value of the Company's assets), multiplied by

•	0.0625%.
For asset management services provided by the Former Advisor prior to October 1, 2015, the Company issued Class B Units on a quarterly basis in an amount equal to:
•The cost of the Company’s assets multiplied by
•0.1875%, divided by

•
The value of one share of common stock as of the last day of such calendar quarter, which was equal to $22.50 (the Offering price prior to its suspension minus selling commissions and dealer manager fees).

In March 2016, the Company amended its agreement with the Former Advisor to give the Company the right, for a period commencing on June 1, 2016 and ending on June 1, 2017, subject to certain conditions, to pay up to $500,000 per month of asset management fees payable to the Former Advisor under the Company's agreement with the Former Advisor in shares of common stock. These conditions were never met and no asset management fees were paid in shares of common stock during the term of the Advisory Agreement, which terminated at the Initial Closing.
The Former Advisor was entitled to receive distributions on the Class B Units it had received in connection with its asset management subordinated participation at the same rate as distributions received on the Company’s common stock. Such distributions are in addition to the incentive fees and other distributions the Former Advisor and its affiliates were entitled to receive from the Company and the OP, including without limitation, the annual subordinated performance fee and the subordinated participation in net sales proceeds, the subordinated incentive listing distribution or the subordinated distribution upon termination of the Advisory Agreement, each as described below.
The restricted Class B Units were not scheduled to become unrestricted Class B Units until certain performance conditions are satisfied, including until the adjusted market value of the OP’s assets plus applicable distributions equals or exceeds the aggregate capital contributed by investors plus an amount equal to a 6.0% cumulative, pre-tax, non-compounded annual return to investors, and the occurrence of a sale of all or substantially all of the OP’s assets, a listing of the Company’s common stock, or a termination of the Advisory Agreement without cause. As of March 31, 2017, a total of 524,956 Class B Units had been issued for asset management services performed by the Former Advisor, and a total of 25,454 shares of common stock had been issued to the Former Advisor as distributions payable on the Class B Units. At the Initial Closing, pursuant to the Framework Agreement, all 524,956 Class B Units held by the Former Advisor were converted into 524,956 OP Units, and, immediately following such conversion, those 524,956 OP Units were redeemed for 524,956 shares of the Company's common stock (See Note 3 - Brookfield Investment and Related Transactions). In applying the acquisition method of accounting, the Company recognized the conversion and subsequent redemption of the Class B Units as part of the consideration transferred pursuant to the Framework Agreement and, accordingly, as goodwill. (See Note 4 - Business Combinations).
The issuance of Class B Units did not result in any expense on the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss), except for distributions paid on the Class B Units. The distributions payable on Class B Units for periods through March 31, 2016 were paid in cash. Beginning in the second quarter ended June 30, 2016, the Company began paying distributions on the Class B Units in shares of common stock on the same terms paid to the Company’s stockholders.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)

The table below presents the Class B Units distribution expense for the three months ended March 31, 2017 and 2016 respectively, and the associated payable as of March 31, 2017 and December 31, 2016, which is recorded in due to related parties on the Company's Consolidated Balance Sheets (in thousands):

	Three Months Ended March 31,		Payable as of
	2017	2016	March 31, 2017	December 31, 2016
Class B Units distribution expense	$26	$222	$1	$65
The table below presents the asset management fees, acquisition fees, acquisition cost reimbursements and financing coordination fees charged by the Former Advisor in connection with the operations of the Company for the three months ended March 31, 2017 and 2016, and the associated payable as of March 31, 2017 and December 31, 2016, which is recorded in due to related parties on the Company's Consolidated Balance Sheets (in thousands):

	Three Months Ended March 31,		Payable as of
	2017	2016	March 31, 2017	December 31, 2016
Asset management fees	$4,581	$4,457	$4	$8
Acquisition fees	$—	$1,624	$—	$—
Acquisition cost reimbursements	$—	$108	$—	$—
Financing coordination fees	$—	$206	$—	$—
	$4,581	$6,395	$4	$8
Prior to the Initial Closing, the Company reimbursed the Former Advisor’s costs for providing administrative services, subject to the limitation that the Company would not reimburse the Former Advisor for any amount by which the Company’s operating expenses at the end of the four preceding fiscal quarters exceeds the greater of (a) 2.0% of average invested assets and (b) 25.0% of net income other than any additions to reserves for depreciation, bad debt, impairment or other similar non-cash reserves and excluding any gain from the sale of assets for that period, unless the Company’s independent directors determine that such excess was justified based on unusual and nonrecurring factors which they deem sufficient, in which case the excess amount may be reimbursed to the Former Advisor in subsequent periods. Additionally, the Company reimbursed the Former Advisor for personnel costs in connection with other services; however, the Company has not reimbursed the Former Advisor for personnel costs, including executive salaries, in connection with services for which the Former Advisor received acquisition fees, acquisition expenses or real estate commissions.
The table below represents reimbursements to the Former Advisor for the three months ended March 31, 2017 and 2016, and the associated payable as of March 31, 2017 and December 31, 2016, which is recorded in due to related parties on the Company's Consolidated Balance Sheets (in thousands):

	Three Months Ended March 31,		Payable as of
	2017	2016	March 31, 2017	December 31, 2016
Total general and administrative expense reimbursement for services provided by the Former Advisor	$869	$579	$179	$522
Following the Initial Closing, all of the above fees and reimbursements are no longer payable to the Former Advisor as the Advisory Agreement has been terminated (See Note 3 - Brookfield Investment and Related Transactions).
Fees Paid to the Former Property Manager and Crestline

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)

Prior to the Initial Closing, the Company paid a property management fee of up to 4.0% of the monthly gross receipts from the Company's properties to the Former Property Manager. The Former Property Manager, in turn, paid a portion of the property management fees to Crestline or a third-party sub-property manager, as applicable. The Company also reimbursed Crestline or a third-party sub-property manager, as applicable, for property level expenses, as well as fees and expenses of such sub-property manager. The Company did not, however, reimburse Crestline or any third-party sub-property manager for general overhead costs or for the wages and salaries and other employee-related expenses of employees of such sub-property managers, other than employees or subcontractors who are engaged in the on-site operation, management, maintenance or access control of the Company’s properties, and, in certain circumstances, who are engaged in off-site activities.

Prior to the Initial Closing, the Company also paid the Former Property Manager (which payment was assigned to Crestline) an annual incentive fee equal to 15% of the amount by which the operating profit from the properties sub-managed by Crestline for such fiscal year (or partial fiscal year) exceeds 8.5% of the total investment of such properties. Incentive fees incurred by the Company were $0.1 million for the three months ended March 31, 2017 and were $0.1 million for the three months ended March 31, 2016, respectively.
The table below shows the management fees (including incentive fees described above) and reimbursable expenses incurred by the Company from Crestline or the Former Property Manager (and not payable to a third party sub-property manager) during three months ended March 31, 2017 and 2016, respectively, and the associated payable as of March 31, 2017 and December 31, 2016 (in thousands):

	Three Months Ended March 31,		Payable as of
	2017	2016	March 31, 2017	December 31, 2016
Total management fees and reimbursable expenses incurred from Crestline	$4,291	$3,722	$1,774	$1,306
Total management fees incurred from Former Property Manager	$2,035	$1,946	$15	$532
Total	$6,326	$5,668	$1,789	$1,838
Following the Initial Closing, the Company no longer has any agreements with the Former Property Manager and instead contracts directly or indirectly, through its taxable REIT subsidiaries, with Crestline and the third-party property management companies that previously served as sub-property managers to manage the Company’s hotel properties pursuant to terms amended in connection with the consummation of the transactions contemplated by the Framework Agreement (See Note 3 - Brookfield Investment and Related Transactions).
Fees Paid in Connection with the Liquidation or Listing
Prior to the Initial Closing, the Company was required to pay the Former Advisor an annual subordinated performance fee calculated on the basis of the Company’s total return to stockholders, payable monthly in arrears, such that for any year in which the Company’s total return on stockholders’ capital exceeds 6.0% per annum, the Former Advisor was entitled to 15.0% of the excess total return but not to exceed 10.0% of the aggregate total return for such year. This fee was payable only upon the sale of assets, other disposition or refinancing of such assets, which results in the return on stockholders’ capital exceeding 6.0% per annum. No subordinated performance fees were incurred during the three months ended March 31, 2017 or 2016, respectively, and no such fee was payable in connection with the Initial Closing.
Prior to the Initial Closing, the Company could pay a brokerage commission to the Former Advisor on the sale of property, not to exceed the lesser of 2.0% of the contract sale price of the property and 50.0% of the total brokerage commission paid if a third-party broker is also involved; provided, however, that in no event could the real estate commissions paid to the Former Advisor, its affiliates and unaffiliated third parties exceed the lesser of 6.0% of the contract sales price and a reasonable, customary and competitive real estate commission, in each case, payable to the Former Advisor if the Former Advisor or its affiliates, as determined by a majority of the independent directors, provided a substantial amount of services in connection with the sale. In connection with the sale of a hotel on October 14, 2016, the Company paid the Former Advisor a brokerage

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)

commission of approximately $0.3 million. No such commissions were incurred during the three months ended March 31, 2017 or 2016, respectively, and no commissions were payable in connection with the Initial Closing.
Prior to the Initial Closing, the Former Special Limited Partner was entitled to receive a subordinated participation in the net sales proceeds of the sale of real estate assets of 15.0% of the remaining net sale proceeds after return of capital contributions to investors plus payment to investors of a 6.0% cumulative, pre-tax, non-compounded annual return on the capital contributed by investors. The Former Special Limited Partner was not entitled to the subordinated participation in net sale proceeds unless the Company’s investors have received a 6.0% cumulative non-compounded return on their capital contributions plus the return of their capital. No such participation became due and payable during the three months ended March 31, 2017 or 2016, and no such participation was payable in connection with the Initial Closing.
Prior to the Initial Closing, if the common stock of the Company was listed on a national exchange, the Former Special Limited Partner would have been entitled to receive a subordinated incentive listing distribution of 15.0% of the amount by which the Company’s market value plus distributions exceeds the aggregate capital contributed by investors plus an amount equal to a 6.0% cumulative, pre-tax, non-compounded annual return on their capital contributions. The Former Special Limited Partner would not have been entitled to the subordinated incentive listing distribution unless investors have received a 6.0% cumulative, pre-tax non-compounded annual return on their capital contributions. No such distributions have been incurred during the three months ended March 31, 2017 or 2016, and no such distributions were payable in connection with the Initial Closing.
Prior to the Initial Closing, in the event of a termination or non-renewal of the advisory agreement with the Former Advisor, with or without cause, the Former Special Limited Partner, through its controlling interest in the Former Advisor, was entitled to receive distributions from the OP equal to 15.0% of the amount by which the sum of the Company’s market value plus distributions exceeds the sum of the aggregate capital contributed by investors plus an amount equal to a 6.0% cumulative, pre-tax, non-compounded annual return to investors. No such distributions have been incurred as of March 31, 2017 and no such distributions were payable in connection with the Initial Closing.
At the Initial Closing, the Former Special Limited Partner's right to these distributions and participations was automatically forfeited and redeemed by the OP without the payment of any consideration to the Former Special Limited Partner of any of its affiliates (See Note 3 - Brookfield Investment and Related Transactions).
Note 14 - Economic Dependency
Prior to the Initial Closing, under various agreements, the Company had engaged the Former Advisor and its affiliates to provide certain services that are essential to the Company, including asset management services, supervision of the management, asset acquisition and disposition decisions, as well as other administrative responsibilities for the Company including accounting services and investor relations. As a result of these relationships, the Company was dependent upon the Former Advisor and its affiliates.
At the Initial Closing, the Advisory Agreement was terminated and certain employees of the Former Advisor or its affiliates (including Crestline) who had been involved in the management of the Company’s day-to-day operations, including all of its executive officers, became employees of the Company. As a result of the Company becoming self-managed, the Company now leases office space, has its own communications and information systems and directly employs a staff. The Company also terminated all of its other agreements with affiliates of the Former Advisor except for hotel-level property management agreements with Crestline and entered into a transition services agreement with each of the Former Advisor and Crestline, pursuant to which the Company will receive their assistance in connection with investor relations/shareholder services and support services for pending transactions in the case of the Former Advisor and accounting and tax related services in the case of Crestline until June 29, 2017 except as set forth below. The transition services agreement with Crestline for accounting and tax related services will automatically renew for successive 90-day periods unless either party elects to terminate. The transition services agreement with the Former Advisor with respect to the support services for pending transactions expired on April 30, 2017.
Until the Initial Closing, the Former Advisor and its affiliates used their respective commercially reasonable efforts to assist the Company and its subsidiaries to take such actions as the Company and its subsidiaries reasonably deemed necessary to transition to self-management, including, but not limited to providing books and records, accounting systems, software and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)

office equipment. Pursuant to the Framework Agreement, the Company also entered into certain other agreements at the Initial Closing to facilitate the transition to self-management (See Note 3 - Brookfield Investment and Related Transactions).

Note 15 - Subsequent Events
The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q, and determined that there have not been any events that have occurred that would require adjustments to disclosures in the accompanying condensed consolidated financial statements except for the following transactions:
Completion of April Acquisition
On April 27, 2017, the Company, through the OP, completed the April Acquisition of seven hotels from Summit pursuant to the Reinstatement Agreement for an aggregate purchase price of $66.8 million.
Repayment of Additional Loan
On April 27, 2017, concurrent with the completion of the April Acquisition, the Additional Loan was deemed repaid in full.
Refinancing of the SN Term Loan
On April 27, 2017, the Company and the OP, as guarantors, and certain wholly-owned subsidiaries of the OP (each a “Term Loan Borrower” and collectively the “Term Loan Borrowers”), as borrowers, entered into a Second Amended and Restated Term Loan Agreement (the “Refinanced Term Loan”) in an aggregate principal amount of $310.0 million to amend, restate and refinance the SN Term Loan. The Refinanced Term Loan is collateralized by 28 of the Company’s hotel properties, 20 of which served as collateral for the SN Term Loan, the seven hotels acquired on the same date as the refinancing pursuant to the April Acquisition, and one unencumbered hotel from Company’s existing portfolio (each, a “Term Loan Collateral Property”).
At the closing of the Refinanced Term Loan, the net proceeds after accrued interest and closing costs were used (i) to repay the $235.5 million principal amount then outstanding under the SN Term Loan; (ii) to fund $33.4 million of the purchase price of the hotels purchased in the April Acquisition; (iii) to deposit $30.0 million to fund the 87-Pack PIP Reserve (as defined below); and (iv) to pay in full the contingent consideration payable to the seller as part of an acquisition of hotels by the Company during March 2014 of $4.6 million.
The Refinanced Term Loan matures on May 1, 2019, subject to three one-year extension rights which, if all three extension rights are exercised, would result in an outside maturity date of May 1, 2022. The Refinanced Term Loan is prepayable in whole or in part at any time, subject to payment of (i) LIBOR breakage, if any, and (ii) except for the first $99,073,180 paydown of the loan balance, certain fees applicable prior to May 1, 2018.
The Refinanced Term Loan requires monthly interest payments at a variable rate of one-month LIBOR plus 3.00%. Pursuant to an interest rate cap agreement, the LIBOR portions of the interest rates due under the Refinanced Term Loan is capped at 4.00% during the initial term, a rate based on a debt service coverage ratio during any extension term.
In connection with a sale or disposition to a third party of an individual Term Loan Collateral Property, such Term Loan Collateral Property may be released from the Refinanced Term Loan, subject to certain prepayment fees and conditions.
The Refinanced Term Loan also provides for certain amounts to be deposited into reserve accounts, including with respect to all costs associated with the PIPs required pursuant to any franchise agreement related to any Term Loan Collateral Property.
The Refinanced Term Loan (i) is non-recourse except for certain environmental indemnities and certain so-called “bad boy” events and (ii) is fully recourse (subject in certain cases to a specified cap) upon the occurrence of certain other “bad boy” events.
For the term of the Refinanced Term Loan, the Company, the OP and the Term Loan Borrowers are required to maintain, on a consolidated basis, a net worth of $250.0 million (excluding accumulated depreciation and amortization).
Refinancing of the Assumed Grace Indebtedness
On April 28, 2017, the Company and the OP through certain wholly-owned subsidiaries of the OP, entered into a mortgage loan agreement (the “87-Pack Mortgage Loan”) and a mezzanine loan agreement (the “87-Pack Mezzanine Loan” and, collectively with the 87-Pack Mortgage Loan, the “87-Pack Loans”) with an aggregate principal balance of $915.0 million to refinance the Assumed Grace Mortgage Loan and the Assumed Grace Mezzanine Loan. The principal amount of the 87-Pack

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)

Mortgage Loan is $805.0 million and the 87-Pack Mortgage Loan is secured by 87 of the Company’s hotel properties, all of which served as collateral for the Assumed Grace Mortgage Loan (each, a “87-Pack Collateral Property”). The principal amount of the 87-Pack Mezzanine Loan is $110.0 million and the 87-Pack Mezzanine Loan is secured by the ownership interest in the entities which own the 87-Pack Collateral Properties and the related operating lessees.
At the closing of the 87-Pack Loans, the net proceeds after accrued interest and closing costs were used to repay the $895.4 million principal amount then outstanding under the Assumed Grace Indebtedness and pay $1.0 million into the Reserve Funds (as defined below).
The 87-Pack Loans mature on May 1, 2019, subject to three one-year extension rights which, if all three extension rights are exercised, would result in an outside maturity date of May 1, 2022. Loans issued under the 87-Pack Loans are fully prepayable with certain prepayment fees applicable on or prior to November 1, 2018, after which each loan made under the 87-Pack Loans is prepayable without any prepayment fee or any other fee or penalty. Prepayments under the 87-Pack Mortgage Loan are generally conditioned on a pro-rata prepayment being made under the 87-Pack Mezzanine Loan.
The 87-Pack Mortgage Loan requires monthly interest payments at a variable rate equal to one-month LIBOR plus 2.56%, and the 87-Pack Mezzanine Loan requires monthly interest payments at a variable rate equal to one-month LIBOR plus 6.50%. Pursuant to an interest rate cap agreement, the LIBOR portions of the interest rates due under the 87-Pack Loans are effectively capped at the greater of (i) 4.0% and (ii) a rate that would result in a debt service coverage ratio specified in the loan documents.
In connection with a sale or disposition to a third party of an individual 87-Pack Collateral Property, such 87-Pack Collateral Property may be released from the 87-Pack Loans, subject to certain conditions and limitations, by prepayment of a portion of the 87-Pack Loans at a release price calculated in accordance with the terms of the 87-Pack Loans.
At closing, the 87-Pack Borrower deposited $30.0 million to fund a reserve (the “87-Pack PIP Reserve”) in order to fund expenditures for work required to be performed under PIPs required by franchisors of the 87-Pack Collateral Properties. The 87-Pack PIP Reserve was funded with a portion of the proceeds of the Refinanced Term Loan. The 87-Pack Loans also provides for certain additional amounts to be deposited in reserve accounts (collectively with the 87-Pack PIP Reserve, the “Reserve Funds”).
The 87-Pack Loans (i) are non-recourse except for certain environmental indemnities and certain so-called “bad boy” events and (ii) are fully recourse (subject in certain cases to a specified cap) upon the occurrence of certain other “bad boy” events.
For the term of the 87-Pack Loans, the Company and the OP are required to maintain, on a consolidated basis, a net worth of $250.0 million (excluding accumulated depreciation and amortization).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read in conjunction with the accompanying condensed consolidated financial statements of Hospitality Investors Trust, Inc. and the notes thereto. As used herein, the terms "Company," "we," "our," "our company" or "us" refer to Hospitality Investors Trust, Inc., a Maryland corporation, including, as required by context, to Hospitality Investors Trust Operating Partnership, L.P. (the "OP"), the Company’s operating partnership and a Delaware limited partnership, and to its subsidiaries.
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
The following are some of the risks and uncertainties, although not all risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•
We have entered into agreements with Brookfield Strategic Real Estate Partners II Hospitality REIT II LLC (the “Brookfield Investor”), pursuant to which, among other things, the Brookfield Investor has purchased $135.0 million in units of a new class of units of limited partnership in our operating partnership entitled "Class C Units" (the “Class C Units”), and the Brookfield Investor has agreed to purchase additional Class C Units in an aggregate amount of up to $265.0 million at subsequent closings (“Subsequent Closings”). We may require funds, which may not be available on favorable terms or at all, in addition to our operating cash flow, cash on hand and the proceeds that may be available from sales of Class C Units at Subsequent Closings, which are subject to conditions, to meet our capital requirements.

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

•
We have terminated our advisory agreement with our advisor, American Realty Capital Hospitality Advisors, LLC (the “Former Advisor”), and other agreements with its affiliates as part of our transition from external management to self-management. As part of this transition, our business may be disrupted and we may become exposed to risks to which we have not historically been exposed.

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

Overview
We were incorporated on July 25, 2013 as a Maryland corporation and qualified as a REIT beginning with the taxable year ended December 31, 2014. We were formed primarily to acquire lodging properties in the midscale limited service, extended stay, select service, upscale select service, and upper upscale full service segments within the hospitality sector. As of March 31, 2017, we had acquired or had an interest in a total of 141 hotels with a total of 17,193 guest rooms located in 32 states. As of March 31, 2017, all but one of our hotels operated under a franchise or license agreement with a national brand owned by one of Hilton Worldwide, Inc., Marriott International, Inc., Hyatt Hotels Corporation, Intercontinental Hotels Group and Red Lion Hotels Corporation or one of their respective subsidiaries or affiliates. On April 27, 2017, we acquired an additional seven hotels (the “April Acquisition”) with a total of 651 guest rooms, which also operate under a franchise or license agreement with a national brand owned by one of these companies.
On January 7, 2014, we commenced our primary initial public offering (the "IPO" or the "Offering") on a "reasonable best efforts" basis of up to 80,000,000 shares of common stock, $0.01 par value per share, at a price of $25.00 per share, subject to certain volume and other discounts, pursuant to a registration statement on Form S-11 (File No. 333-190698), as well as up to 21,052,631 shares of common stock available pursuant to the Distribution Reinvestment Plan (the "DRIP") under which our common stockholders could elect to have their cash distributions reinvested in additional shares of our common stock.

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

On January 12, 2017, we, along with our operating partnership, Hospitality Investors Trust Operating Partnership, L.P. (then known as American Realty Capital Hospitality Operating Partnership, L.P.) (the “OP”), entered into (i) a Securities Purchase, Voting and Standstill Agreement (the “SPA”) with the Brookfield Investor, as well as related guarantee agreements with certain affiliates of the Brookfield Investor, and (ii) a Framework Agreement (the “Framework Agreement”) with the Former Advisor, our former property managers, American Realty Capital Hospitality Properties, LLC and American Realty Capital Hospitality Grace Portfolio, LLC (together, the “Former Property Manager”), Crestline Hotels & Resorts, LLC (“Crestline”), then an affiliate of the Former Advisor and the Former Property Manager, American Realty Capital Hospitality Special Limited Partnership, LLC (the “Former Special Limited Partner”), another affiliate of the Former Advisor and the Former Property Manager, and, for certain limited purposes, the Brookfield Investor.
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

The Redeemable Preferred Share has been classified as permanent equity and the Class C Units have been classified as temporary equity due to the contingent redemption features described in more detail in Note 3 - Brookfield Investment and Related Transactions to our accompanying consolidated financial statements included in this Quarterly Report on Form 10-Q.
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
Substantially all of our business is conducted through the OP. Prior to the Initial Closing, we were the sole general partner and held substantially all of the units of limited partnership in the OP entitled “OP Units” ("OP Units"). Following the Initial Closing, the Brookfield Investor holds all the issued and outstanding Class C Units, representing $135.0 million in liquidation preference with respect to the OP that ranks senior in payment of distributions and in the distribution of assets to the OP Units held by us, and BSREP II Hospitality II Special GP, OP LLC (the “Special General Partner”) is the special general partner of the OP, with certain non-economic rights that apply if we are unable to redeem the Class C Units when required to do so, as described below. Class C Units are convertible into OP Units based on an initial conversion price of $14.75, subject to anti-dilution and other adjustments upon the occurrence of certain events and transactions. OP Units, in turn, are generally redeemable for shares of our common stock on a one-for-one-basis or the cash value of a corresponding number of shares, at our election, in accordance with the terms of the limited partnership agreement of the OP. Holders of Class C Units are also entitled to receive, with respect to each Class C Unit, a fixed, quarterly cumulative cash distribution at a rate of 7.50% per annum from legally available funds. If we fail to pay these cash distributions when due, the per annum rate will increase to 10% until all accrued and unpaid distributions required to be paid in cash are reduced to zero. Holders of Class C Units are also entitled to receive, with respect to each Class C Unit, a fixed, quarterly cumulative distribution payable in Class C Units at a rate of 5% per annum ("PIK Distributions"). Upon our failure to redeem the Brookfield Investor when required to do so pursuant to the limited partnership agreement of the OP, the 5% per annum PIK Distribution rate will increase to a per annum rate of 7.50% and would further increase by 1.25% per annum for the next four quarterly periods thereafter, up to a maximum per annum rate of 12.50%.
Without obtaining the prior approval of the majority of the then outstanding Class C Units, the OP is restricted from taking certain actions including equity issuances, debt incurrences, payment of dividends or other distributions, redemptions or repurchases of securities, property acquisitions and property sales and dispositions that do not meet transaction-size limits and other defined criteria and would be outside of the OP’s normal course of business. In addition, pursuant to the terms of the Redeemable Preferred Share, in addition to other governance and board rights, the Brookfield Investor has elected and has a continuing right to elect two directors (each, a "Redeemable Preferred Director") to our board of directors, and we are similarly restricted from taking those actions without the prior approval of at least one of the Redeemable Preferred Directors. Prior approval of at least one of the Redeemable Preferred Directors is also required to approve the annual business plan (including the annual operating and capital budget) required under the terms of the Redeemable Preferred Share (the "Annual Business Plan"), hiring and compensation decisions related to certain key personnel (including our executive officers) and various matters related to the structure and composition of our board of directors. These restrictions (collectively referred to herein as the “Brookfield Approval Rights”) are subject to certain exceptions and conditions, including that, after March 31, 2022, no prior approval will be required for equity issuances, debt incurrences and property sales if the proceeds therefrom are used to redeem the then outstanding Class C Units in full. Subject to certain limitations, the Brookfield Approval Rights are subject to temporary and permanent suspension in connection with any failure by the Brookfield Investor to purchase Class C Units at any Subsequent Closing as required pursuant to the SPA. In addition, the Brookfield Approval Rights will no longer apply if the liquidation preference applicable to all Class C Units held by the Brookfield Investor and its affiliates is reduced to $100.0 million or less due to the exercise by holders of Class C Units of their redemption rights under the limited partnership agreement of the OP.
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
Prior to the Initial Closing, we had no employees, and we depended on the Former Advisor to manage certain aspects of our affairs on a day-to-day basis pursuant to our advisory agreement with the Former Advisor (the "Advisory Agreement"). In addition, the Former Property Manager served as our property manager and had retained Crestline to provide services, including locating investments, negotiating financing and operating certain hotel assets in our portfolio.
As of March 31, 2017, the Former Advisor, the Former Property Manager and Crestline were under common control with AR Capital, LLC ("AR Capital"), the parent of American Realty Capital IX, LLC (“ARC IX”), and AR Global Investments, LLC ("AR Global"), the successor to certain of AR Capital's businesses. ARC IX served as our sponsor prior to our transition to self-management at the Initial Closing. Following the sale of AR Global’s membership interest in Crestline in April 2017, Crestline is no longer under common control with AR Global and AR Capital.
At the Initial Closing, the Advisory Agreement was terminated and certain employees of the Former Advisor or its affiliates (including Crestline) who had been involved in the management of our day-to-day operations, including all of our executive officers, became our employees. Following the Initial Closing, we had approximately 25 full-time employees. The staff at our hotels are employed by our third-party hotel managers. At the Initial Closing, we also terminated all of our other agreements with affiliates of the Former Advisor except for our hotel-level property management agreements with Crestline and entered into a transition services agreement with each of the Former Advisor and Crestline, pursuant to which we will receive their assistance in connection with investor relations/shareholder services and support services for pending transactions in the case of the Former Advisor and accounting and tax related services in the case of Crestline until June 29, 2017 except as set forth below. The transition services agreement with Crestline for accounting and tax related services will automatically renew for successive 90-day periods unless either party elects to terminate. The transition services agreement with the Former Advisor with respect to the support services for pending transactions expired on April 30, 2017.

Prior to the Initial Closing, we, directly or indirectly through our taxable REIT subsidiaries, had entered into agreements with the Former Property Manager, which, in turn, had engaged Crestline or a third-party sub-property manager to manage our hotel properties. These agreements were intended to be coterminous, meaning that the term of our agreement with the Former Property Manager was the same as the term of the Former Property Manager’s agreement with the applicable sub-property manager for the applicable hotel properties, with certain exceptions. Following the Initial Closing, we no longer have any agreements with the Former Property Manager and instead contract directly or indirectly, through our taxable REIT subsidiaries, with Crestline and the other third-party property management companies that previously served as sub-property managers to manage our hotel properties.

As of March 31, 2017, following the Initial Closing, 72 of the hotel assets we have acquired were managed by Crestline and 69 of the hotel assets we have acquired were managed by third-party property managers. As of March 31, 2017, our third-party property managers were Hampton Inns Management LLC and Homewood Suites Management LLC, affiliates of Hilton Worldwide Holdings Inc. (41 hotels), Interstate Management Company, LLC (5 hotels), InnVentures IVI, LP (2 hotels) and McKibbon Hotel Management, Inc. (21 hotels). On April 3, 2017, as contemplated by the Framework Agreement, the five hotels managed by Interstate Management Company, LLC became managed by Crestline.

See Note 3 - Brookfield Investment and Related Transactions to our accompanying consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding the terms of the SPA and the Framework Agreement and the other transactions and agreements contemplated thereby.
Significant Accounting Estimates and Critical Accounting Policies
Principles of Consolidation and Basis of Presentation

The accompanying consolidated financial statements include our accounts and our subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation. In determining whether we have a controlling financial interest in a joint venture and the requirement to consolidate the accounts of that entity, we consider factors such as percentage ownership interest, authority to make decisions and contractual and substantive participating rights of the other partners or members as well as whether the entity is a variable interest entity for which we are the primary beneficiary.
Certain amounts in prior periods have been reclassified in order to conform to current period presentation, specifically, we changed the presentation of our Consolidated Statements of Operations and Comprehensive Income (Loss) with respect to "general and administrative expenses" and "acquisition and transaction related costs". The change in presentation was to reclassify these line items so that they are included as a component of Operating income (loss). We made this change in presentation for all periods presented.
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
Below-Market Lease
The below-market lease intangible is based on the difference between the market rent and the contractual rent and is discounted to a present value using an interest rate reflecting our current assessment of the risk associated with the leases assumed at acquisition. Acquired lease intangible assets are amortized over the remaining lease term. The amortization of a below-market lease is recorded as an increase to rent expense on the Consolidated Statements of Operations and Comprehensive Income(Loss).
Impairment of Long-Lived Assets and Investment in Unconsolidated Entities
When circumstances indicate the carrying value of a property may not be recoverable, we review the asset for impairment. This review is based on an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property’s use and eventual disposition. The estimates consider factors such as expected future operating income, market and other applicable trends and residual value, as well as the effects of demand, competition and other factors. If an impairment exists due to the inability to recover the carrying value of a property, an impairment loss will be recorded to the extent that the carrying value exceeds the estimated fair value of the property. An impairment loss results in an immediate negative adjustment reflected in net income.

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
Goodwill
During the three months ended March 31, 2017, we recognized $31.6 million as goodwill (See Note 4 - Business Combinations to our accompanying consolidated financial statements included in this Quarterly Report on Form 10-Q). The goodwill balance will be tested for impairment at least annually, or upon the occurrence of any “triggering events,” if sooner.
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
Variable Interest Entities

Accounting Standards Codification ("ASC") 810, contains the guidance surrounding the definition of variable interest entities ("VIE"), the definition of variable interests and the consolidation rules surrounding VIEs. In general, VIEs are entities in which equity investors lack the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. We have variable interests in VIEs through our investments in entities which own the Westin Virginia Beach Town Center (the "Westin Virginia Beach") and the Hilton Garden Inn Blacksburg.
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

In February 2015, the FASB issued Accounting Standards Update 2015-02 (“ASU 2015-02”), which amended ASC 810. The amendment modifies the evaluation of whether certain legal entities are VIEs, eliminates the presumption that a general partner should consolidate a limited partnership, and affects the consolidation analysis of reporting entities that are involved with VIEs. The revised guidance was effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. We adopted this guidance effective January 1, 2016. We have evaluated the impact of the adoption of the new guidance on its consolidated financial statements and we have determined that the OP is considered a VIE. However, we meet the disclosure exemption criteria as we are the primary beneficiary of the VIE and our partnership interest is considered a majority voting interest. As such, the new guidance did not have an impact on our consolidated financial statements. At the Initial Closing we analyzed the rights of the Class C Units holders and determined that we continue to be the primary beneficiary of the OP, with the power to direct activities that most significantly impact its economic performance.

We also hold an interest in BSE/AH Blacksburg Hotel, LLC (the "HGI Blacksburg JV"), an entity that owns the assets of the Hilton Garden Inn Blacksburg, and an interest in TCA Block 7 Hotel, LLC (the "Westin Virginia Beach JV"), an entity that owns the assets of the Westin Virginia Beach.

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
Earnings/Loss per Share
We calculate basic income or loss per share by dividing net income or loss for the period by the weighted-average shares of its common stock outstanding for a respective period. Diluted income per share takes into account the effect of dilutive instruments, such as stock options and unvested stock awards, except when doing so would be anti-dilutive. Beginning with distributions payable with respect to April 2016 and through January 2017, we have paid cumulative distributions of 2,047,877 shares of common stock and adjusted retroactively for all periods presented our computation of loss per share in order to reflect this change in capital structure (See Note 10 - Common Stock to our accompanying consolidated financial statements included in this Quarterly Report on Form 10-Q).
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
Advertising Costs
We expense advertising costs for hotel operations as incurred. These costs were $4.2 million for the three months ended March 31, 2017 and $3.8 million for the three months ended March 31, 2016.
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
Derivative Transactions
We at certain times enter into derivative instruments to hedge exposure to changes in interest rates. Our derivatives as of March 31, 2017, consisted of interest rate cap agreements, which we believe will help to mitigate our exposure to increasing borrowing costs under floating rate indebtedness. We have elected not to designate our interest rate cap agreements as cash flow hedges. The impact of the interest rate caps for the three months ended March 31, 2017, to the consolidated financial statements was immaterial.
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
Results of Operations
Prior to the suspension of our IPO in November 2015, we depended, and expected to continue to depend, in substantial part on proceeds from our IPO to meet our major capital requirements. Following the suspension of our IPO in 2015, our primary business objective has been a focus on meeting our capital requirements and on maximizing the value of our existing portfolio by continuing to invest in our hotels primarily through brand-mandated property improvement plans (“PIPs”), and through intensive asset management. Because we required funds in addition to operating cash flow and cash on hand to meet our capital requirements, we undertook and evaluated a variety of transactions to generate additional liquidity to address our capital requirements, including changing our distribution policy, extending certain of our obligations under PIPs, extending obligations to pay contingent consideration, marketing and selling assets and seeking debt or equity financing transactions. In January 2017, we entered into the SPA and the Framework Agreement, and the consummation of the transactions contemplated by these agreements in March 2017 has generated, and is expected to continue to generate, additional liquidity through the sale of Class C Units to the Brookfield Investor at the Initial Closing and at Subsequent Closings, as well as cost savings realized as part of our transition to self-management through reduced property management fees and the elimination of external asset management fees to the Former Advisor (offset by expenses previously borne by the Former Advisor that will now be incurred directly by us as a self-managed company). The Subsequent Closings are subject to conditions, and may not be completed on their current terms, or at all, and the cost savings from our transition to self-management may not be realized to the extent we are anticipating, or at all.
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
In March 2014 we closed on the acquisition of interests in six hotels through fee simple, leasehold and joint venture interests (the "Barceló Portfolio") for an aggregate purchase price of $110.1 million, exclusive of closing costs. In February 2015, we closed on the acquisition of interests in 116 hotels through fee simple and leasehold interests (the "Grace Portfolio") for an aggregate purchase price of $1.8 billion, exclusive of closing costs. In October 2015, we closed on the acquisition of interests in 10 hotels through fee simple interests (the "First Summit Portfolio") from Summit Hotel OP, LP, the operating partnership of Summit Hotel Properties, Inc., and affiliates thereof (collectively, "Summit") for an aggregate purchase price of $150.1 million, exclusive of closing costs. In November and December 2015, we closed on the acquisition of interests in four hotels through fee simple interests (the "First Noble and Second Noble Portfolios") for an aggregate purchase price of $107.6 million, exclusive of closing costs. During December 2015 and January 2016, we terminated our obligations to acquire 24 additional hotels, including obligations to Summit, and as a result forfeited an aggregate of $41.1 million in non-refundable deposits. In February 2016, we completed the acquisition of six hotels through fee simple interests from Summit (the "Third Summit Portfolio”) for an aggregate purchase price of $108.3 million, exclusive of closing costs, $20.0 million of which was funded with the proceeds from a loan (the "Summit Loan") from Summit.
Also in February 2016, we reinstated our obligation under a previously terminated agreement with Summit, to purchase ten hotels for an aggregate purchase price of $89.1 million from Summit, made a new purchase price deposit of $7.5 million with proceeds from the Summit Loan. Under the reinstated agreement, Summit has the right to market and ultimately sell any or all of the hotels to be purchased to a bona fide third party purchaser without our consent at any time prior to the completion of any acquisition pursuant to the reinstated agreement. In June 2016, Summit informed us that two of the ten hotels had been sold, thereby reducing the number of hotels that could be purchased under the reinstated agreement to eight hotels for an aggregate purchase price of $77.2 million. In January 2017, in connection with our entry into the SPA, we extended the scheduled closing date of the acquisition of seven of the remaining hotels to April 27, 2017 (or October 24, 2017 in the case of one hotel) and made an additional purchase price deposit of $3.0 million in the form of a new loan by Summit to us (the “Additional Loan”).
At the Initial Closing on March 31, 2017, we repaid the outstanding balance of the Summit Loan with $23.7 million of the proceeds from the sale of Class C Units. On April 27, 2017, we completed the April Acquisition of seven hotels from Summit for an aggregate purchase price of $66.8 million. Concurrent with the completion of the April Acquisition the Additional Loan was deemed repaid in full.
Summit has informed us that the hotel that is scheduled to be sold on October 24, 2017 is subject to a pending purchase and sale agreement with a third party, but we will require additional debt or equity financing to fund the remaining $10.5 million of the closing consideration for this hotel if Summit does not sell it to a third party and we are ultimately required to purchase it. There can be no assurance such financing will be available on favorable terms, or at all. Moreover, such financing may only be obtained subject to the Brookfield Approval Rights, and there can be no assurance this prior approval will be provided when requested. Any failure to complete this acquisition, if required to do so, could cause us to default under the reinstated purchase agreement and forfeit the $1.0 million remaining deposit.

Although we are permitted under the Brookfield Approval Rights to complete this acquisition, we are significantly restricted in our ability to make future acquisitions, and there can be no assurance any required prior approval would be provided when requested. We also do not expect to make future acquisitions unless we can obtain equity or debt financing in addition to the additional capital available to us from the sale of the Class C Units at Subsequent Closings, which also would require prior approval.

Comparison of the Three Months Ended March 31, 2017 to the Three Months Ended March 31, 2016
Room revenues for the portfolio were $135.6 million for the three months ended March 31, 2017, compared to room revenues of $127.4 million for the three months ended March 31, 2016. The increase in room revenues was primarily driven by the impact of the Third Summit Closing which occurred in February 2016, increases in occupancy and ADR, partially offset by the sale of one hotel in October 2016.
The following table presents actual operating information of the hotels in our portfolio for the periods in which we have owned them.

	Three Months Ended
Total Portfolio	March 31, 2017	March 31, 2016
Number of rooms	17,194	17,351
Occ	72.7%	69.5%
ADR	$122.33	$119.94
RevPAR	$88.89	$83.39

Our results of operations only include the results of operations of the hotels we have acquired beginning on the date of each hotel's acquisition. The following table presents pro-forma operating information of the hotels in our portfolio as if we had owned each hotel in our portfolio as of March 31, 207, for the full periods presented.

	Three Months Ended
Pro forma (141 hotels)	March 31, 2017	March 31, 2016
Number of rooms	17,194	17,193
Occ	72.7%	69.6%
ADR	$122.33	$119.89
RevPAR	$88.89	$83.48
RevPAR change	6.5%
The information in the table below only includes the hotels that we classify as not under renovation for the full periods presented. We consider hotels to be under renovation beginning in the quarter that they start material renovations and continuing until the end of the fourth full quarter following the substantial completion of the renovations. The hotel business is capital-intensive and renovations are a regular part of the business. A large-scale capital project that would cause a hotel to be considered to be under renovation is an extensive renovation of core aspects of the hotel, such as rooms, meeting space, lobby, bars, restaurants, and other public spaces. Both quantitative and qualitative factors are taken into consideration in determining if a particular renovation would cause a hotel to be considered to be under renovation for these purposes, including unusual or exceptional circumstances such as: a reduction or increase in room count, a significant alteration of the business operations, or the closing of material portions of the hotel during the renovation.

	Three Months Ended
Pro forma hotels not under renovation (100 hotels)	March 31, 2017	March 31, 2016
Number of rooms	12,138	12,137
Occ	72.3%	71.5%
ADR	$120.98	$119.53
RevPAR	$87.44	$85.47
RevPAR change	2.3%
The pro-forma RevPAR growth rate for the three months ended March 31, 2017, compared to the three months ended March 31, 2016, increased by 6.5% due to an increase in occupancy and ADR. Pro-forma RevPAR for our hotels not under renovation increased 2.3% in the current period as compared to the prior year period, also due to an increase in occupancy and ADR.
Other non-room operating revenues for the portfolio include food and beverage, and other ancillary revenues such as conference center, market, parking, telephone and cancellation fees. Total non-room operating revenues, including the results of the hotels in our portfolio as if we had owned each hotel in our portfolio for the three months ended March 31, 2017, and the three months ended March 31, 2016, increased 2.9% over the prior year period driven primarily by other ancillary revenue.
Our hotel operating expenses include labor expenses incurred in the day-to-day operation of our hotels. Our hotels have a variety of fixed expenses, such as essential hotel staff, real estate taxes and insurance, and these expenses do not change materially even if the revenues at the hotels fluctuate. Our primary hotel operating expenses are described below:

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

•
Management fees: Base management fees paid are computed as a percentage of gross revenue. Beginning as of the Initial Closing, the base management fees will be reduced from up to 4% to up to 3%. Incentive management fees may be paid when operating profit or other performance metrics exceed certain threshold levels. Asset management fees payable under the Advisory Agreement, which was terminated at the Initial Closing, were computed as a percentage of the lower of the cost or the fair market value of our assets.

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

Total hotel operating expenses (which exclude acquisition and transaction costs, general and administrative, depreciation and amortization and impairment of long-lived assets), including the results of the hotels in our portfolio as if we had owned each hotel in our portfolio for the three months ended March 31, 2017, and the three months ended March 31, 2016, increased approximately 3.7% over the prior year period primarily due to growth in rooms expense associated with growth in room revenue.
Acquisition and transaction costs decreased $25.0 million for the three months ended March 31, 2017, compared to the prior year period, primarily due to costs associated with the acquisition of the Third Summit Portfolio and forfeited deposits related to terminated acquisitions of approximately $22.0 million during the three months ended March 31, 2016.
General and administrative decreased approximately $1.4 million for the three months ended March 31, 2017, compared to the prior year period, primarily due to the write-off of deferred financing fees of $2.2 million during the three months ended March 31, 2016, partially offset by an increase in professional fees.
Depreciation and amortization increased approximately $2.6 million for the three months ended March 31, 2017, compared to the prior year period, due primarily to completed PIPs.
Interest expense increased $0.2 million for the three months ended March 31, 2017, compared to the prior year period.
Other income (expense) changed by approximately $0.6 million for the three months ended March 31, 2017, compared to the prior year period, primarily due to the change in the fair value associated with the contingent consideration payable due in connection with the acquisition of the Barceló Portfolio during the three months ended March 31, 2014.
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

	For the Three Months Ended March 31, 2017	For the Three Months Ended March 31, 2016
Net loss before deemed dividend (in accordance with GAAP)	$(16,144)	$(43,957)
Depreciation and amortization	26,144	23,553
Adjustment to our share of depreciation and amortization for variable interest entities	(11)	7
FFO attributable to common stockholders	$9,989	$(20,397)
Acquisition and transaction related costs	36	25,065
Change in fair value of contingent consideration	—	593
Amortization of below-market lease obligation	100	100
MFFO attributable to common stockholders	$10,125	$5,361

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
The following table reconciles our net loss in accordance with GAAP to Hotel EBITDA for the three months ended March 31, 2017, and for the three months ended March 31, 2016:

	For the Three Months Ended March 31, 2017	For the Three Months Ended March 31, 2016
Net loss before deemed dividend (in accordance with GAAP)	$(16,144)	$(43,957)
Less: Net income attributable to non-controlling interest	20	43
Net loss and comprehensive loss (in accordance with GAAP)	$(16,124)	$(43,914)
Depreciation and amortization	26,144	23,553
Interest expense	23,380	23,133
Acquisition and transaction related costs	36	25,065
Other income (expense)	(12)	551
Equity in earnings of unconsolidated entities	29	60
General and administrative	2,926	4,294
Income tax benefit	(1,243)	(603)
Hotel EBITDA	$35,136	$32,139

Cash Flows
Net cash provided by operating activities was $8.9 million for the three months ended March 31, 2017. Cash provided by operating activities was positively impacted primarily by increases in accounts payable and accrued expenses, partially offset by increases in restricted cash, and increases in prepaid expenses and other assets.
Net cash used in investing activities was $20.2 million for the three months ended March 31, 2017, attributable to payment of cash consideration to the Former Property Manager at the Initial Closing and capital investments in our properties, partially offset by a decrease in restricted cash.
Net cash flow provided by financing activities was $49.9 million for the three months ended March 31, 2017. Cash provided by financing activities was primarily impacted by the net proceeds from the sale of Class C Units at the Initial Closing, partially offset by the use of a portion of those net proceeds to redeem Grace Preferred Equity Interests and repay the Summit Loan in full.
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
Liquidity and Capital Resources
As of March 31, 2017, we had cash on hand of $81.4 million. Under certain of our debt obligations, we are required to maintain minimum liquidity of $15.0 million to comply with financial covenants, and we expect to satisfy this covenant through liquidity we maintain at individual hotels as well as through other sources.

As of March 31, 2017, we had principal outstanding of $1.4 billion under our indebtedness plus an additional $242.9 million in liquidation value of Grace Preferred Equity Interests (which are treated as indebtedness for accounting purposes), most of which was incurred in acquiring the properties we currently own. As of March 31, 2017, we were required to redeem 50.0% of the Grace Preferred Equity Interests originally issued, or an additional $19.4 million in liquidation value, by February 27, 2018, and we are required to redeem the remaining $223.5 million in liquidation value by February 27, 2019.
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
Because we required funds in addition to operating cash flow and cash on hand to meet our capital requirements, we undertook and evaluated a variety of transactions to generate additional liquidity to address our capital requirements, including changing our distribution policy, extending certain of our obligations under PIPs, extending obligations to pay contingent consideration, marketing and selling assets and seeking debt or equity financing transactions. In January 2017, we entered into the SPA and the Framework Agreement, and the consummation of the transactions contemplated by these agreements in March 2017 has, and is expected to continue to, generate additional liquidity through the sale of Class C Units to the Brookfield Investor at the Initial Closing and at Subsequent Closings, as well as cost savings realized as part of our transition to self-management through reduced property management fees and the elimination of external asset management fees to the Former Advisor (offset by expenses previously borne by the Former Advisor that will now be incurred directly by us as a self-managed company).
As of March 31, 2017, we had $895.4 million in principal outstanding under mortgage and mezzanine loans encumbering 95 of our hotels that was scheduled to mature in May 2017. During April 2017, we refinanced this indebtedness with new mortgage and mezzanine loans encumbering 87 of those properties (the “87-Pack Loans”). The 87-Pack Loans have an aggregate principal amount of $915.0 million and mature in May 2019, subject to three one-year extension rights. Also during April 2017, we refinanced $235.5 million principal amount then outstanding under one of our other mortgage loans secured by 20 of our hotels that was scheduled to mature in August 2018 with a new term loan secured by those hotels as well as the seven hotels acquired in the April Acquisition and one unencumbered hotel from our existing portfolio (the “Refinanced Term Loan”). The Refinanced Term Loan has an aggregate principal amount of $310.0 million and matures in May 2019, subject to three one-year extension rights.
Pursuant to the SPA, at the Initial Closing, we used a portion of the net proceeds to redeem $47.3 million in outstanding Grace Preferred Equity Interests and to pay in full the $23.7 million outstanding under the Summit Loan. Pursuant to the SPA, subsequent to the Initial Closing, we used $26.9 million of the net proceeds to pay a portion of the purchase price for the April Acquisition. The Brookfield Investor has agreed to purchase additional Class C Units at Subsequent Closings in an aggregate amount not to exceed $265.0 million. Generally, the proceeds from the sale of Class C Units at Subsequent Closings may be used to redeem the Grace Preferred Equity Interests required to be redeemed at or around the time they are required to be redeemed, with the balance available to fund PIPs and related lender reserves, repay amounts then outstanding with respect to mortgage debt principal and interest and working capital. Following the Initial Closing, $242.9 million in liquidation value of Grace Preferred Equity Interests was outstanding, and, accordingly, $22.1 million in Class C Units was available to be issued at Subsequent Closings to meet any other capital requirements. Pursuant to the SPA, $15.0 million of the net proceeds from the Initial Closing may be used to fund PIPs and related lender reserves.
On April 27, 2017, we completed the April Acquisition of seven hotels from Summit for an aggregate purchase price of $66.8 million, and $26.9 million of the purchase price was funded with proceeds from the Initial Closing pursuant to the SPA. The remaining amount was funded by (i) $33.4 million in net proceeds from the Refinanced Term Loan and (ii) $6.5 million previously paid by us as an earnest money deposit. In addition to paying this amount and the principal outstanding under the indebtedness being financed, the net proceeds from the Refinanced Term Loan were also used to pay in full the $4.6 in contingent consideration payable with respect to one of our prior acquisitions and to fund $30.0 million in a reserve under the 87-Pack Loans in order to fund expenditures for work required to be performed under PIPs required by hotels securing the 87-Pack Loans. This reserve is in addition to (not a replacement of) ongoing obligations under the 87-Pack Loans and the Refinancing Term Loan, which are similar to obligations that were applicable under the indebtedness that was refinanced, to reserve certain amounts to fund capital expenditures required pursuant to our PIPs. The 87-Pack Loans also provides for certain additional amounts to be deposited in reserve accounts, into which $1.0 million of the proceeds from the 87-Pack Loans was deposited.
Concurrent with the completion of the April Acquisition the Additional Loan was deemed repaid in full.

In addition to our other capital requirements, we are also required to fund up to $10.5 million in closing consideration for a pending acquisition of one hotel from Summit (including amounts we intend to finance), and failure to do so could cause us to forfeit up to $1.0 million in non-refundable earnest money deposits previously paid. Summit has informed us that the hotel, which we are scheduled to acquire on October 24, 2017, is subject to a pending purchase and sale agreement with a third party, so we will only be required to fund the remaining $10.5 million of the closing consideration for this hotel if Summit does not sell it to a third party and we are ultimately required to purchase it. There can be no assurance such financing will be available on favorable terms, or at all. Moreover, such financing may only be obtained subject to the Brookfield Approval Rights, and there can be no assurance this prior approval will be provided when requested, or at all. Any failure to complete this acquisition, if required to do so, could cause us to default under the reinstated purchase agreement and forfeit the $1.0 million remaining deposit.
We believe our current sources of additional liquidity will allow us to meet our existing capital requirements, although there can be no assurance the amounts actually generated will be sufficient for these purposes. The Subsequent Closings are subject to conditions, and may not be completed on their current terms, or at all, and the cost savings from our transition to self-management may not be realized to the extent we are anticipating, or at all. Accordingly, we may require additional liquidity to meet our capital requirements, which may not be available on favorable terms or at all. Any additional debt or equity financing consisting of common stock, preferred stock or warrants, or any combination thereof to meet our capital requirements may also only be obtained subject to the Brookfield Approval Rights, and there can be no assurance this prior approval will be provided when requested, or at all. If obtained, any additional or alternative debt or equity financing could be on terms that would not be favorable to us or our stockholders, including high interest rates, in the case of debt financing, and substantial dilution, in the case of equity issuances or convertible securities. Moreover, because we are required to use 35% of the proceeds from the issuance of interests in us or any of our subsidiaries, to redeem the Grace Preferred Equity Interests at par, up to a maximum of $350 million in redemptions for any 12-month period, it may be more difficult to obtain equity financing from an alternative source in an amount required to meet our capital requirements.
As of March 31, 2017, our loan-to-value ratio was 69.2% including the Grace Preferred Equity Interests, which are treated as indebtedness for accounting purposes, and our loan-to-value ratio excluding the Grace Preferred Equity Interests was 59.1%.
Under our charter, the maximum amount of our total indebtedness may not exceed 300% of our total “net assets” (which is generally defined in our charter as our assets less our liabilities) as of the date of any borrowing, which is generally equal to approximately 75% of the cost of our investments; however, we may exceed that limit if such excess is approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following that borrowing, along with the justification for exceeding the limit. This charter limitation, however, does not apply to individual real estate assets or investments. In all events, we expect that our secured and unsecured borrowings will be reasonable in relation to the net value of our assets and will be reviewed by our board of directors at least quarterly.
Prior to our entry into agreements related to our acquisition and financing activities during 2014 and 2015, a majority of our independent directors waived the total portfolio leverage requirement of our charter with respect to acquisition and financing activities should such total portfolio leverage exceed 300% of our total "net assets" in connection with such acquisition and financing activities. Our total portfolio leverage (which includes the Grace Preferred Equity Interests) has significantly exceeded this 300% limit at times. As of March 31, 2017, our total portfolio leverage was 190%.
Pursuant to the Brookfield Approval Rights, prior approval of any debt incurrence is required except for as specifically set forth in the Annual Business Plan and the refinancing of existing debt in a principal amount not greater than the amount to be refinanced and on terms no less favorable to us. We are also subject to certain covenants in our existing indebtedness that restrict our ability to make future borrowings.
The form of our indebtedness may be long term or short term, secured or unsecured, fixed or floating rate or in the form of a revolving credit facility, repurchase agreements or warehouse lines of credit. We will seek to obtain financing on our behalf on the most favorable terms available.
Distributions
On February 3, 2014, our board of directors declared distributions payable to stockholders of record each day during the applicable month at a rate equal to $0.0046575343 per day (or $0.0046448087 if a 366-day year), or $1.70 per annum, per share of common stock. The first distribution was paid in May to holders of record in April 2014.

To date, we have funded all of our cash distributions with proceeds from our IPO, which was suspended on November 15, 2015 and terminated on January 7, 2017, the third anniversary of the commencement of our IPO, in accordance with its terms.

In March 2016, our board of directors changed the distribution policy, such that distributions paid with respect to April 2016, were paid in shares of common stock instead of cash to all stockholders, and not at the election of each stockholder. Accordingly, we paid a cash distribution to stockholders of record each day during the quarter ended March 31, 2016, but distributions for subsequent periods have been paid in shares of common stock. Distributions for the quarter ended June 30, 2016 were paid in common stock in an amount equivalent to $1.70 per annum, divided by $23.75.

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

On January 13, 2017, our board of directors suspended paying distributions to stockholders entirely. Currently, under the Brookfield Approval Rights, prior approval is required before we can declare or pay any distributions or dividends to our common stockholders, except for cash distributions equal to or less than $0.525 per annum per share.
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
Following the Initial Closing, commencing on June 30, 2017, holders of Class C Units are entitled to receive, with respect to each Class C Unit, fixed, quarterly cumulative cash distributions at a rate of 7.50% per annum from legally available funds. If we fail to pay these cash distributions when due, the per annum rate will increase to 10% until all accrued and unpaid distributions required to be paid in cash are reduced to zero.
Also commencing on June 30, 2017, holders of Class C Units are also entitled to receive, with respect to each Class C Unit, a fixed, quarterly, cumulative distribution payable in Class C Units at a rate of 5% per annum. Upon our failure to redeem the Brookfield Investor when required to do so pursuant to the limited partnership agreement of the OP, the 5% per annum PIK Distribution rate will increase to a per annum rate of 7.50%, and would further increase by 1.25% per annum for the next four quarterly periods thereafter, up to a maximum per annum rate of 12.5%.
The number of Class C Units delivered in respect of the PIK Distributions on any distribution payment date will be equal to the number obtained by dividing the amount of PIK Distribution by $14.75.

Following the Initial Closing, the holders of Class C Units are also entitled to tax distributions under the certain limited circumstances described in the limited partnership agreement of the OP.
The following table shows the sources for the payment of cash distributions to common stockholders for the periods presented (in thousands):

	Three Months Ended March 31,
	2017		2016
Distributions:
Cash distributions paid	$—		$8,323
Cash distributions reinvested	—		7,074
Total distributions	$—		$15,397
Source of distribution coverage:
Cash flows provided by operations	$—	—%	$—	—%
Offering proceeds from issuance of common stock	$—	—%	$8,323	54.1%
Offering proceeds reinvested in common stock issued under DRIP	$—	—%	$7,074	45.9%
Total sources of distributions	$—	—%	$15,397	100.0%
Cash flows provided by operations (GAAP)	$8,927		$10,893
Net income (loss) (GAAP)	$(16,124)		$(43,914)

For the period from our inception in July 2013 through May 2016 when we commenced paying distributions in common stock, we paid distributions in cash, all of which were funded with proceeds from our IPO and proceeds realized from the sale of common stock issued pursuant to our DRIP.
The below table shows the total distributions paid on shares outstanding in shares of our common stock valued at $21.48 price per share for the three months ended March 31, 2017 (in thousands).

Payment Date	Weighted Average Shares Outstanding (1)	Amount Paid in Cash	Amount Reinvested under DRIP	Issuance of Common Stock for Distributions
January 4, 2017	38,707	$—	$—	$4,765(2)
February 2, 2017	38,801	$—	$—	$2,014(3)
Total		$—	$—	$6,779
(1) Represents the weighted average shares outstanding for the period related to the respective payment date
(2) Represents 221,833 shares of common stock valued at $21.48 per share
(3) Represents 93,771 shares of common stock valued at $21.48 per share

Contractual Obligations
We have the following contractual obligations as of March 31, 2017:
Debt Obligations:
The following is a summary of our mortgage notes payable obligations as of March 31, 2017 (in thousands):

	Total	2017	2018-2020	2021	Thereafter
Principal payments due on mortgage notes payable	$1,418,913	$—	$1,418,913	$—	$—
Interest payments due on mortgage notes payable	165,860	45,309	120,551	—	—
Total	$1,584,773	$45,309	$1,539,464	$—	$—
Mortgage notes payable due dates assume exercise of all borrower extension options. The foregoing summary does not include the impact of the refinancing transactions which were closed during April 2017. See Note 15 - Subsequent Events to our consolidated financial statements included in this report.
The following is a summary of our promissory notes payable obligations as of March 31, 2017 (in thousands):

	Total	2017	2018-2020	2021	Thereafter
Principal payments due on promissory notes payable	$7,041	$6,041	$1,000	$—	$—
Interest payments due on promissory note payable	20	20	—	—	—
Total	$7,061	$6,061	$1,000	$—	$—
The following is a summary of the Grace Preferred Equity Interests, our mandatorily redeemable preferred securities as of March 31, 2017 (in thousands):

	Total	2017	2018-2020	2021	Thereafter
Mandatory redemptions due on mandatorily redeemable preferred securities	$242,938	$—	$242,938	$—	$—
Monthly distributions due on mandatorily redeemable preferred securities	35,859	13,422	22,437	—	—
Total	$278,797	$13,422	$265,375	$—	$—

Class C Unit Obligations:
The following table reflects the cash distributions on the Class C Units due from us over the next five years and thereafter for our arrangements as of March 31, 2017 (in thousands):

	Total	2017	2018-2020	2021	Thereafter
Distributions on Class C Units	$57,113	$7,753	$33,799	$12,433	$3,128
The foregoing summary does not include the impact of Class C Units that may be issued at Subsequent Closings or as PIK Distributions.
Lease Obligations:
The following table reflects the minimum base rental cash payments due from us over the next five years and thereafter for our arrangements as of March 31, 2017 (in thousands):

	Total	2017	2018-2020	2021	Thereafter
Lease payments due	$106,564	$3,841	$15,709	$5,271	$81,743
Property Improvement Plan Reserve Deposits:
The following table reflects estimated PIP reserve deposits that are required under our mortgage debt obligations over the next five years as of March 31, 2017 (in thousands):

	Total	2017	2018-2020	2021	Thereafter
PIP reserve deposits due	$31,635	$18,672	$12,963	$—	$—
The foregoing summary does not include the impact of the refinancing transactions which resulted from our entry into the 87-Pack Loans and the Refinanced Term Loan during April 2017. See Note 15 - Subsequent Events to our consolidated financial statements included in this report.

Related Party Transactions and Agreements
See Note 13 - Related Party Transactions and Arrangements to our consolidated financial statements included in this report.

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
As of March 31, 2017, we had not fixed the interest rate for $1.1 billion of our secured variable-rate debt. As a result, we are subject to the potential impact of rising interest rates, which could negatively impact our profitability and cash flows. In order to mitigate our exposures to changes in interest rates, we have entered into interest rate cap agreements with respect to approximately $1.1 billion of our variable-rate debt. The estimated impact on our annual results of operations, of an increase of 100 basis points in interest rates, would be to increase annual interest expense by approximately $11.5 million. Decreasing interest rates by the lesser of 100 basis points or to the lowest possible rate, but to no lower than a zero percent variable rate, would decrease annual interest expense by $9.6 million. The estimated impact assumes no changes in our capital structure, including as a result of the refinancing transactions we closed during April 2017, which increased the principal amount of the applicable indebtedness but did not otherwise affect the exposure of such indebtedness to changes in interest rates. As the information presented above includes only those exposures that exist as of March 31, 2017, it does not consider those exposures or positions that could arise after that date. The information represented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports pursuant to the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required financial disclosure.
We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a -15(e) as of the end of the period covered by this report. Based upon this evaluation and as a result of the material weakness described below under “Changes in Internal Control Over Financial Reporting,” our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.
Notwithstanding the material weakness described below, management believes that the consolidated financial statements included in this Quarterly Report on Form 10-Q are fairly presented in all material respects in accordance with GAAP. Our chief executive officer and chief financial officer have certified that, based on their knowledge, the consolidated financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for each of the periods presented in this report.
Changes in Internal Control Over Financial Reporting
As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016, management identified a material weakness in our internal control over financial reporting as of December 31, 2016. Specifically, as previously disclosed, we determined that we did not effectively operate controls over the monitoring and oversight of compliance with a single financial covenant included in a non-recourse carve-out guarantee entered into with respect to one of our mortgage loans, which resulted in us possibly misinterpreting the methodology for calculating compliance with this covenant. As a result, management determined that, to the extent we are unable to remedy this control deficiency, it is reasonably possible that an undetected failure to comply with a covenant could occur, which in turn could result in a material misstatement of our annual and interim consolidated financial statements that would not be prevented or detected on a timely basis.
Other than the commencement of the implementation of the remediation plan described below, there were no changes in internal control over financial reporting during the first quarter of 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors.
There have been no material changes to the risk factors disclosed in our 2016 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
We did not sell any equity securities that were not registered under the Securities Act during the quarter ended March 31, 2017, except with respect to which information has been included in a Current Report on Form 8-K.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
None.
Item 5. Other Information.
None.

Item 6. Exhibits.
EXHIBIT INDEX
The following exhibits are included in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
3.1(1)	Articles Supplementary of Hospitality Investors Trust, Inc. filed with the State Department of Assessments and Taxation of Maryland on January 13, 2017.
3.2(2)	Articles of Amendment for Hospitality Investors Trust, Inc. filed with the State Department of Assessments and Taxation of Maryland on March 31, 2017.
3.3(2)	Articles Supplementary of Hospitality Investors Trust, Inc. filed with the State Department of Assessments and Taxation of Maryland on March 31, 2017.
3.4(2)	Certificate of Notice of Hospitality Investors Trust, Inc. filed with the State Department of Assessments and Taxation of Maryland on March 31, 2017.
3.5(2)	Amended and Restated Bylaws of Hospitality Investors Trust, Inc.
4.1(2)
Amended and Restated Agreement of Limited Partnership of Hospitality Investors Trust Operating Partnership L.P., dated as of March 31, 2017, by and among Hospitality Investors Trust, Inc., Brookfield Strategic Real Estate Partners II Hospitality REIT II LLC and BSREP II Hospitality II Special GP OP LLC.

4.2(2)	Form of Stock Certificate of the Redeemable Preferred Share.
10.1(1)
Securities Purchase, Voting and Standstill Agreement, dated as of January 12, 2017, by and among Hospitality Investors Trust, Inc., American Realty Capital Hospitality Operating Partnership, LP and Brookfield Strategic Real Estate Partners II Hospitality REIT II LLC.

10.2(1)
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

10.3(1)	Letter Agreement, dated as of January 12, 2017, by and among Summit Hotel OP, LP and certain related sellers and American Realty Capital Hospitality Portfolio SMT ALT, LLC.
10.4(1)	First Amendment, dated as of January 12, 2017, to the Loan Agreement, dated as of February 11, 2016, between Hospitality Investors Trust, Inc. as Borrower and Summit Hotel OP, LP, as Lender.
10.5(1)	Loan Agreement, dated as of January 12, 2017, between Hospitality Investors Trust, Inc. as Borrower and Summit Hotel OP, LP, as Lender.
10.6(2)	Ownership Limit Waiver Agreement, dated as of March 31, 2017, between Hospitality Investors Trust, Inc. and Brookfield Strategic Real Estate Partners II Hospitality REIT II LLC.
10.7(2)
Registration Rights Agreement, dated as of March 31, 2017, by and among Hospitality Investors Trust, Inc., Brookfield Strategic Real Estate Partners II Hospitality REIT II LLC, American Realty Capital Hospitality Advisors, LLC and American Realty Capital Hospitality Properties, LLC.

10.8(2)
Transition Services Agreement, dated as of March 31, 2017, by and among American Realty Capital Hospitality Advisors, LLC, Hospitality Investors Trust, Inc. and Hospitality Investors Trust Operating Partnership, L.P.

10.9(2)	Transition Services Agreement, dated as of March 31, 2017, by and among Crestline Hotels & Resorts LLC, Hospitality Investors Trust, Inc. and Hospitality Investors Trust Operating Partnership, L.P.
10.10(2)
Assignment and Amendment of Current Management Agreement, dated as of March 31, 2017, by and among American Realty Capital Hospitality Grace Portfolio, LLC, Crestline Hotels & Resorts, LLC, HIT Portfolio I TRS, LLC, HIT Portfolio I NTC TRS, LP and HIT Portfolio I MISC TRS, LLC.

10.11(2)
Assignment and Amendment of Current Management Agreement, dated as of March 31, 2017, by and among American Realty Capital Hospitality Grace Portfolio, LLC, Crestline Hotels & Resorts, LLC, HIT Portfolio II NTC TRS, LP, HIT Portfolio II TRS, LLC and HIT Portfolio II MISC TRS, LLC.

10.12(2)
Assignment and Amendment of Management Agreement, dated as of March 31, 2017, by and among American Realty Capital Hospitality Grace Portfolio, LLC, Crestline Hotels & Resorts, LLC, HIT Portfolio I TRS, LLC, HIT Portfolio I NTC TRS, LP, HIT Portfolio II NTC TRS, LP, HIT Portfolio I DEKS TRS, LLC and HIT Portfolio I KS TRS, LLC.

Exhibit No.	Description
10.13(2)
Assignment and Amendment of Crestline SWN Management Agreement, dated as of March 31, 2017, by and among American Realty Capital Hospitality Properties, LLC, Crestline Hotels & Resorts, LLC, HIT SWN INT NTC TRS, LP, HIT SWN TRS, LLC and HIT SWN CRS NTC TRS, LP.

10.14(2)
Assignment and Amendment of Management Agreement, dated as of March 31, 2017, by and among American Realty Capital Hospitality Properties, LLC, Crestline Hotels & Resorts, LLC, HIT TRS Baltimore, LLC, HIT TRS Providence, LLC, HIT TRS GA Tech, LLC and HIT TRS Stratford, LLC.

10.15(2)
Omnibus Agreement for Termination of Sub-Management Agreements, dated as of March 31, 2017, by and among American Realty Capital Hospitality Grace Portfolio, LLC, American Realty Capital Hospitality Properties, LLC, Crestline Hotels & Resorts, LLC and Crestline Hotels Ohio BEVCO, LLC.

10.16(2)
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

10.17(2)
Omnibus Assignment and Amendment of Management Agreement, dated as of March 31, 2017, by and among American Realty Capital Hospitality Grace Portfolio, LLC, HIT Portfolio I HIL TRS, LLC, HIT Portfolio I NTC HIL TRS, LP, HIT Portfolio II HIL TRS, LLC, HIT Portfolio II NTC HIL TRS, LP, Hampton Inns Management LLC and Homewood Suites Management LLC.

10.18(2)
Assignment and Amendment of Management Agreements, dated as of March 31, 2017, by and among American Realty Capital Hospitality Grace Portfolio, LLC, HIT Portfolio I MCK TRS, LLC, HIT Portfolio I NTC TRS, LP, HIT Portfolio II NTC TRS, LP, HIT Portfolio II MISC TRS, LLC and McKibbon Hotel Management, Inc.

10.19(2)	Assignment and Amendment of Management Agreements, dated March 31, 2017, by and among American Realty Capital Hospitality Grace Portfolio, LLC, HIT Portfolio I MISC TRS, LLC and Innventures IVI, LP.
10.20(2)
Assignment and Assumption Agreement, dated March 31, 2017, by and among American Realty Capital Hospitality Advisors, LLC, AR Global Investment, LLC and Hospitality Investors Trust Operating Partnership, L.P.

10.21(2)
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

10.22(2)
Trademark License Agreement, dated as of March 31, 2017, by and between (i) AR Capital, LLC and American Realty Capital Hospitality Advisors, LLC and (ii) Hospitality Investors Trust, Inc. and Hospitality Investors Trust Operating Partnership, L.P.

10.23(2)	First Amendment, dated as of March 31, 2017, to the Amended and Restated Limited Liability Company Agreement of HIT Portfolio I Holdco, LLC, dated as of February 27, 2015.
10.24(2)	Second Amendment, dated as of March 31, 2017, to the Amended and Restated Limited Liability Company Agreement of HIT Portfolio II Holdco, LLC, dated as of February 27, 2015.
10.25(2)	Amended and Restated Employee and Director Incentive Restricted Share Plan of Hospitality Investors Trust, Inc.
10.26(2)	Form of Restricted Share Unit Award Agreement (officers).
10.27(2)	Employment Agreement, dated as of March 31, 2017, by and between Jonathan P. Mehlman and Hospitality Investors Trust, Inc.
10.28(2)	Employment Agreement, dated as of March 31, 2017, by and between Edward Hoganson and Hospitality Investors Trust, Inc.
10.29(2)	Employment Agreement, dated as of March 31, 2017, by and between Paul C. Hughes and Hospitality Investors Trust, Inc.
10.30(2)	Compensation Payment Agreement, dated as of March 31, 2017, by and among Hospitality Investors Trust, Inc., Lowell G. Baron, Bruce G. Wiles and BSREP II Hospitality II Board LLC
10.31(2)	Form of Indemnification Agreement.
10.32(3)
Mortgage Loan Agreement, dated as of April 28, 2017, by and among the Entities Listed on Schedule 1-A thereto, collectively, as borrower, and the Entities Listed on Schedule 1-B thereto, collectively, as operating lessee and Deutsche Bank AG, New York Branch, Citigroup Global Markets Realty Corp., and JPMorgan Chase Bank, National Association, collectively, as lender.

Exhibit No.	Description
10.33(3)
Mezzanine Loan Agreement, dated as of April 28, 2017, by and among the Entities Listed on Schedule 1-A thereto, collectively, as borrower, and the Entities Listed on Schedule 1-B thereto, collectively, as operating lessee and Deutsche Bank AG, New York Branch, Citigroup Global Markets Realty Corp., and JPMorgan Chase Bank, National Association, collectively, as lender.

10.34(3)
Second Amended and Restated Term Loan Agreement, dated as of April 27, 2017, by and among the Borrowers Party thereto, as borrowers, Hospitality Investors Trust, Inc. and Hospitality Investors Trust Operating Partnership, L.P., as guarantors, the Initial Lenders named therein, as initial lenders, and Citibank, N.A., as administrative agent and as collateral agent, with Citigroup Global Markets Inc. and Deutsche Bank Securities Inc., as joint lead arrangers and joint book running managers.

10.35(3)
Guaranty of Recourse Obligations by Hospitality Investors Trust Operating Partnership, LP and Hospitality Investors Trust, Inc. to and for the benefit of Deutsche Bank AG, New York Branch, Citigroup Global Markets Realty Corp. and JPMorgan Chase Bank, National Association, dated as of April 28, 2017.

10.36(3)
Guaranty of Recourse Obligations by Hospitality Investors Trust Operating Partnership, LP and Hospitality Investors Trust, Inc. to and for the benefit of Deutsche Bank AG, New York Branch, Citigroup Global Markets Realty Corp. and JPMorgan Chase Bank, National Association, dated as of April 28, 2017.

10.37(3)
Environmental Indemnity Agreement, dated as of April 28, 2017, on behalf of Hospitality Investors Trust, Inc., Hospitality Investors Trust Operating Partnership, L.P. and the Entities Listed on Schedule I, as indemnitors, in favor of Deutsche Bank AG, New York Branch, Citigroup Global Markets Realty Corp. and JPMorgan Chase Bank, National Association, as indemnitee.

10.38(3)
Environmental Indemnity Agreement, dated as of April 28, 2017, on behalf of Hospitality Investors Trust, Inc., Hospitality Investors Trust Operating Partnership, L.P. and the Entities Listed on Schedule I, as indemnitors, in favor of Deutsche Bank AG, New York Branch, Citigroup Global Markets Realty Corp. and JPMorgan Chase Bank, National Association, as indemnitee.

10.39*	Second Amended and Restated Limited Liability Company Agreement of HIT Portfolio I Holdco, LLC, dated as of April 28, 2017.
31.1*	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*
Written statements of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*
XBRL (eXtensible Business Reporting Language). The following materials from Hospitality Investors Trust, Inc. Quarterly Report on Form 10-Q for the three months ended March 31, 2017, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statements of Changes in Stockholders' Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

* Filed herewith

1.	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on January 13, 2017.

2.	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on March 31, 2017.

3.	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on May 3, 2017.

HOSPITALITY INVESTORS TRUST, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOSPITALITY INVESTORS TRUST, INC.

Dated: May 15, 2017	By: /s/ Jonathan P. Mehlman Name: Jonathan P. Mehlman Title: Chief Executive Officer and President (Principal Executive Officer)
Dated: May 15, 2017	By: /s/ Edward T. Hoganson Name: Edward T. Hoganson Title: Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)