Form 10-Q
period 2017-06-30
Hospitality Investors Trust, Inc.
filed 2017-08-10
CIK 1583077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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

The number of shares of the registrant's common stock, $0.01 par value, outstanding as of August 1, 2017 was 39,618,833.

Page
PART I
Item 1. Financial Statements	1
Consolidated Balance Sheets as of June 30, 2017 (Unaudited) and December 31, 2016	1
Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited) for the Three Months Ended June 30, 2017 and the Three Months Ended June 30, 2016 and for the Six Months Ended June 30, 2017 and the Six Months Ended June 30, 2016	3
Consolidated Statement of Changes in Equity (Unaudited) for the Six Months Ended June 30, 2017	4
Consolidated Statements of Cash Flows (Unaudited) for the Six Months Ended June 30, 2017 and for the Six Months Ended June 30, 2016	5
Notes to Consolidated Financial Statements (Unaudited)	7
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	40
Item 3. Quantitative and Qualitative Disclosures About Market Risk	61
Item 4. Controls and Procedures	61
PART II
Item 1. Legal Proceedings	63
Item 1A. Risk Factors	63
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	63
Item 3. Defaults Upon Senior Securities	63
Item 4. Mine Safety Disclosures	63
Item 5. Other Information	63
Item 6. Exhibits	64
Signatures	66

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

HOSPITALITY INVESTORS TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)

	June 30, 2017	December 31, 2016
	(unaudited)
ASSETS
Real estate investments:
Land	$349,391	$339,819
Buildings and improvements	1,907,364	1,838,594
Furniture, fixtures and equipment	221,114	212,994
Total real estate investments	2,477,869	2,391,407
Less: accumulated depreciation and amortization	(209,983)	(169,486)
Total real estate investments, net	2,267,886	2,221,921
Cash and cash equivalents	67,163	42,787
Acquisition deposits	—	7,500
Restricted cash	59,981	35,050
Investments in unconsolidated entities	3,488	3,490
Below-market lease asset, net	9,627	9,827
Prepaid expenses and other assets	39,094	32,836
Goodwill	15,499	—
Total Assets	$2,462,738	$2,353,411
LIABILITIES, NON-CONTROLLING INTEREST AND EQUITY
Mortgage notes payable, net	1,489,977	1,410,925
Promissory notes payable, net	3,000	23,380
Mandatorily redeemable preferred securities, net	241,429	288,265
Accounts payable and accrued expenses	66,516	68,519
Due to related parties	—	2,879
Total Liabilities	$1,800,922	$1,793,968

Commitments and Contingencies
Contingently Redeemable Class C Units in operating partnership; 9,269,491 units issued and outstanding ($136,725 liquidation preference)	$123,401	$—

Stockholders' Equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, one and zero shares issued and outstanding, respectively	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized, 39,617,783 and 38,493,430 shares issued and outstanding, respectively	396	385
Additional paid-in capital	872,192	843,149
Deficit	(336,800)	(286,852)
Total equity of Hospitality Investors Trust, Inc. stockholders	535,788	556,682
Non-controlling interest - consolidated variable interest entity	2,627	2,761
Total Stockholders' Equity	$538,415	$559,443
Total Liabilities, Contingently Redeemable Class C Units, Non-controlling Interest and Equity	$2,462,738	$2,353,411

The accompanying notes are an integral part of these statements.

HOSPITALITY INVESTORS TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except for share and per share data)
(Unaudited)

	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Revenues
Rooms	$158,012	$153,895	$293,650	$281,273
Food and beverage	5,462	5,566	10,567	10,572
Other	3,538	3,769	6,498	6,538
Total revenue	167,012	163,230	310,715	298,383
Operating expenses
Rooms	38,668	36,102	72,833	68,026
Food and beverage	4,228	4,173	8,225	8,137
Management fees	4,572	11,070	15,043	21,031
Other property-level operating expenses	62,117	61,087	120,423	116,724
Acquisition and transaction related costs	462	212	498	25,277
General and administrative	6,915	3,201	9,841	7,495
Depreciation and amortization	25,911	25,571	52,055	49,124
Impairment of goodwill and long-lived assets	17,442	2,399	17,442	2,399
Rent	1,653	1,520	3,281	3,048
Total operating expenses	161,968	145,335	299,641	301,261
Operating income (loss)	$5,044	$17,895	$11,074	$(2,878)
Interest expense	(25,911)	(22,813)	(49,291)	(45,946)
Other income (expense)	25	(303)	37	(854)
Equity in earnings of unconsolidated entities	179	181	150	121
Total other expenses, net	(25,707)	(22,935)	(49,104)	(46,679)
Net loss before taxes	$(20,663)	$(5,040)	$(38,030)	$(49,557)
Income taxes	1,676	1,901	433	1,298
Net loss and comprehensive loss	$(22,339)	$(6,941)	$(38,463)	$(50,855)
Less: Net income attributable to non-controlling interest	63	83	83	126
Net loss before dividends and accretion	$(22,402)	$(7,024)	$(38,546)	$(50,981)
Deemed dividend related to beneficial conversion feature of Class C Units	—	—	(4,535)	—
Dividends on Class C Units (cash and PIK)	(4,312)	—	(4,312)	—
Accretion of Class C Units	(541)	—	(541)	—
Net loss attributable to common stockholders	$(27,255)	$(7,024)	$(47,934)	$(50,981)

Basic and Diluted net loss attributable to common stockholders per common share	$(0.69)	$(0.18)	$(1.22)	$(1.32)

Basic and Diluted weighted average common shares outstanding	39,610,265	38,776,850	39,212,535	38,674,130

The accompanying notes are an integral part of these statements.

HOSPITALITY INVESTORS TRUST, INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(In thousands, except for share data)
(Unaudited)

	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Deficit	Total Equity of Hospitality Investors Trust, Inc. Stockholders	Non-controlling Interest	Total Non-controlling Interest and Equity
Balance, December 31, 2016	38,493,430	$385	$843,149	$(286,852)	$556,682	$2,761	$559,443
Issuance of common stock, net	808,749	8	11,822	—	11,830	—	11,830
Net loss before dividends and accretion	—	—	—	(38,546)	(38,546)	—	(38,546)
Net income attributable to non-controlling interest	—	—	—	—	—	83	83
Dividends paid or declared	315,604	3	6,776	(2,014)	4,765	(217)	4,548
Deemed dividend related to beneficial conversion feature of Class C Units	—	—	4,535	(4,535)	—	—	—
Cash distributions on Class C Units	—	—	—	(2,587)	(2,587)	—	(2,587)
Accretion on Class C Units	—	—	—	(541)	(541)	—	(541)
PIK distributions on Class C Units	—	—	—	(1,725)	(1,725)	—	(1,725)
Share-based payments	—	—	88	—	88	—	88
Waiver of obligation from Former Advisor	—	—	5,822	—	5,822	—	5,822
Balance, June 30, 2017	39,617,783	$396	$872,192	$(336,800)	$535,788	$2,627	$538,415

The accompanying notes are an integral part of these statements.

HOSPITALITY INVESTORS TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Cash flows from operating activities:
Net loss	$(38,463)	$(50,855)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	52,055	49,124
Impairment of goodwill and long-lived assets	17,442	2,399
Amortization and write-off of deferred financing costs	5,086	6,075
Change in fair value of contingent consideration	—	904
Loss of acquisition deposits	—	22,000
Other adjustments, net	270	207
Changes in assets and liabilities:
Prepaid expenses and other assets	(6,590)	(3,697)
Restricted cash	(1,521)	(17,996)
Due to related parties	(2,879)	1,720
Accounts payable and accrued expenses	10,972	12,315
Net cash provided by operating activities	$36,372	$22,196
Cash flows from investing activities:
Acquisition of hotel assets, net of cash received	(60,028)	(69,892)
Real estate investment improvements and purchases of property and equipment	(35,770)	(57,116)
Fees related to Property Management Transactions	(11,000)	—
Change in restricted cash related to real estate improvements	(23,447)	38,213
Other adjustments, net	1,043	—
Net cash used in investing activities	$(129,202)	$(88,795)
Cash flows from financing activities:
Proceeds from issuance of common stock, net	—	678
Proceeds from Class C Units	135,000	—
Payment of Class C Units issuance costs	(13,866)	—
Payment of offering costs	—	(73)
Dividends/Distributions paid	(2,804)	(11,206)
Mandatorily redeemable preferred securities redemptions	(47,250)	(2,270)
Proceeds from mortgage notes payable	1,101,000	70,384
Repayment of Contingent Consideration	(4,620)	—
Deferred financing fees	(19,669)	(721)
Repayments of promissory and mortgage notes payable	(1,030,622)	(2,000)
Restricted cash for debt service	37	(2,902)
Net cash provided by financing activities	$117,206	$51,890
Net change in cash and cash equivalents	24,376	(14,709)
Cash and cash equivalents, beginning of period	42,787	46,829
Cash and cash equivalents, end of period	$67,163	$32,120

Supplemental disclosure of cash flow information:
Interest paid	$44,784	$37,019
Income tax paid	$894	$980
Non-cash investing and financing activities:
Deemed dividend related to beneficial conversion feature of Class C Units	$(4,535)	$—

HOSPITALITY INVESTORS TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Accretion of Class C Units	$(541)	$—
PIK Accrual on Class C Units	$(1,725)	$—
Waiver of obligation from Former Advisor	$(5,822)	$—
Real estate investment improvements and purchases of property and equipment in accounts payable and accrued expenses	$9,050	$15,713
Class B Units in operating partnership converted and redeemed for Common Stock	$7,659	$—
Note payable to Former Property Manager	$3,000	$—
Common stock issued to Former Property Manager	$4,076	$—
Seller financed acquisition deposit	$—	$7,500
Seller financed acquisition	$—	$20,000
Dividends declared but not paid	$—	$5,182
Common stock issued through distribution reinvestment plan	$—	$9,461

The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

Note 1 - Organization
Hospitality Investors Trust, Inc. (the "Company") was incorporated on July 25, 2013 as a Maryland corporation and qualified as a real estate investment trust ("REIT") beginning with the taxable year ended December 31, 2014. The Company was formed primarily to acquire lodging properties in the midscale limited service, extended stay, select service, upscale select service, and upper upscale full service segments within the hospitality sector. As of June 30, 2017, the Company had acquired or had an interest in a total of 148 hotels with a total of 17,845 guest rooms located in 33 states. As of June 30, 2017, all but one of these hotels operated under a franchise or license agreement with a national brand owned by one of Hilton Worldwide, Inc., Marriott International, Inc., Hyatt Hotels Corporation, Intercontinental Hotels Group, and Red Lion Hotels Corporation or one of their respective subsidiaries or affiliates.
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
On July 1, 2016, the Company's board of directors approved an initial estimated net asset value per share of common stock (“Estimated Per-Share NAV”) equal to $21.48 based on an estimated fair value of the Company's assets less the estimated fair value of its liabilities, divided by 36,636,016 shares of common stock outstanding on a fully diluted basis as of March 31, 2016. On June 19, 2017, the Company's board of directors approved an updated Estimated Per-Share NAV (the "2017 NAV") equal to $13.20 based on an estimated fair value of the Company’s assets less the estimated fair value of the Company’s liabilities, divided by 39,617,676 shares of common stock outstanding on a fully diluted basis as of March 31, 2017. It is currently anticipated that the Company will publish an updated Estimated Per-Share NAV on at least an annual basis.
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
June 30, 2017
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
Substantially all of the Company’s business is conducted through the OP. Prior to the Initial Closing, the Company was the sole general partner and held substantially all of the units of limited partnership in the OP entitled “OP Units” ("OP Units"). As of June 30, 2017, the Brookfield Investor holds all the issued and outstanding Class C Units, representing $136.7 million in liquidation preference with respect to the OP that ranks senior in payment of distributions and in the distribution of assets to the OP Units held by the Company, and BSREP II Hospitality II Special GP, OP LLC (the “Special General Partner”) is the special general partner of the OP, with certain non-economic rights that apply if the OP is unable to redeem the Class C Units when required to do so, as described below. Class C Units are convertible into OP Units based on an initial conversion price of $14.75, subject to anti-dilution and other adjustments upon the occurrence of certain events and transactions. OP Units, in turn, are generally redeemable for shares of the Company's common stock on a one-for-one-basis or the cash value of a corresponding number of shares, at the Company’s election, in accordance with the terms of the limited partnership agreement of the OP. Holders of Class C Units are also entitled to receive, with respect to each Class C Unit, a fixed, quarterly, cumulative cash distribution at a rate of 7.50% per annum from legally available funds. If the Company fails to pay these cash distributions when due, the per annum rate will increase to 10% until all accrued and unpaid distributions required to be paid in cash are reduced to zero. Holders of Class C Units are also entitled to receive, with respect to each Class C Unit, a fixed, quarterly, cumulative distribution payable in Class C Units at a rate of 5% per annum ("PIK Distributions"). If the Company fails to redeem the Brookfield Investor when required to do so pursuant to the limited partnership agreement of the OP, the 5% per annum PIK Distribution rate will increase to a per annum rate of 7.50% and would further increase by 1.25% per annum for the next four quarterly periods thereafter, up to a maximum per annum rate of 12.50%.
Without obtaining the prior approval of the majority of the then outstanding Class C Units, the OP is restricted from taking certain actions including equity issuances, debt incurrences, payment of dividends or other distributions, redemptions or repurchases of securities, property acquisitions and property sales and dispositions that do not meet transaction-size limits and other defined criteria and would be outside of the OP’s normal course of business. In addition, pursuant to the terms of the Redeemable Preferred Share, in addition to other governance and board rights, the Brookfield Investor has elected and has a continuing right to elect two directors (each, a “Redeemable Preferred Director”) to the Company’s board of directors and the Company is similarly restricted from taking the foregoing actions without the prior approval of at least one of the Redeemable Preferred Directors. Prior approval of at least one of the Redeemable Preferred Directors is also required to approve the annual business plan (including the annual operating and capital budget) required under the terms of the Redeemable Preferred Share (the "Annual Business Plan"), hiring and compensation decisions related to certain key personnel (including our executive officers) and various matters related to the structure and composition of the Company’s board of directors. These restrictions (collectively referred to herein as the “Brookfield Approval Rights”) are subject to certain exceptions and conditions, including that, after March 31, 2022, no prior approval will be required for equity issuances, debt incurrences and property sales if the proceeds therefrom are used to redeem the then outstanding Class C Units in full. Subject to certain limitations, the Brookfield Approval Rights are subject to temporary and permanent suspension in connection with any failure by the Brookfield Investor to purchase Class C Units at any Subsequent Closing as required pursuant to the SPA. In addition, the Brookfield Approval

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

Rights will no longer apply if the liquidation preference applicable to all Class C Units held by the Brookfield Investor and its affiliates is reduced to $100.0 million or less due to the exercise by holders of Class C Units of their redemption rights under the limited partnership agreement of the OP.
Prior to March 31, 2022, if the OP consummates a liquidation, sale of all or substantially all of its assets, dissolution or winding-up, whether voluntary or involuntary, sale, merger, reorganization, reclassification or recapitalization or other similar event (a “Fundamental Sale Transaction”), it is required to redeem the Class C Units for cash at a premium based on how long the Class C Units have been outstanding. Following March 31, 2022, the holders of Class C Units may require the OP to redeem any or all Class C Units for an amount in cash equal to the liquidation preference. The OP will also be required, at the option of the holders thereof, to redeem Class C Units, for the same premium applicable in a Fundamental Sale Transaction, upon the occurrence of certain events related to its failure to qualify as a REIT, the occurrence of a material breach by the OP of certain provisions of the limited partnership agreement of the OP or, for an amount equal to the liquidation preference, the rendering of a judgment enjoining or otherwise preventing the exercise of certain rights under the limited partnership agreement of the OP. If the OP is unable to redeem any Class C Units when required to do so, the Brookfield Investor will be able to elect a majority of the Company's board of directors and may cause the OP, through the exercise of the rights of the Special General Partner, to commence selling its assets until the Class C Units have been fully redeemed.
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
At the Initial Closing, the Advisory Agreement was terminated and certain employees of the Former Advisor or its affiliates (including Crestline) who had been involved in the management of the Company’s day-to-day operations, including all of its executive officers, became employees of the Company. Following the Initial Closing, the Company had approximately 25 full-time employees. The staff at the Company’s hotels are employed by the Company's third-party hotel managers. At the Initial Closing, the Company also terminated all of its other agreements with then current affiliates of the Former Advisor except for its hotel-level property management agreements with Crestline and entered into a transition services agreement with each of the Former Advisor and Crestline, pursuant to which the Company would receive their assistance in connection with investor relations/shareholder services and support services for pending transactions in the case of the Former Advisor and accounting and tax related services in the case of Crestline until not later than June 29, 2017. Following the sale of AR Global's membership interest in Crestline and the expiration of the transition services agreement with the Former Advisor, the transition services agreement with Crestline was terminated effective as of July 1, 2017, and the Company entered into a new annually renewable shared services agreement with Crestline pursuant to which Crestline provides the Company with accounting, tax related, treasury, information technology and other administrative services.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

Prior to the Initial Closing, the Company, directly or indirectly through its taxable REIT subsidiaries, had entered into agreements with the Former Property Manager, which, in turn, had engaged Crestline or a third-party sub-property manager to manage the Company’s hotel properties. These agreements were intended to be coterminous, meaning that the term of the agreement with the Former Property Manager was the same as the term of the Former Property Manager’s agreement with the applicable sub-property manager for the applicable hotel properties, with certain exceptions. Following the Initial Closing, the Company no longer has any agreements with the Former Property Manager and instead contracts directly or indirectly, through its taxable REIT subsidiaries, with Crestline and other third-party property management companies that previously served as sub-property managers to manage the Company’s hotel properties.
As of June 30, 2017, 80 of the hotel assets the Company has acquired were managed by Crestline and 68 of the hotel assets the Company has acquired were managed by other property managers. As of June 30, 2017, the Company’s other property managers were Hampton Inns Management LLC and Homewood Suites Management LLC, affiliates of Hilton Worldwide Holdings Inc. (41 hotels), InnVentures IVI, LP (2 hotels), McKibbon Hotel Management, Inc. (21 hotels) and Larry Blumberg & Associates, Inc. (4 hotels).
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

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
Below-Market Lease
The below-market lease intangible is based on the difference between the market rent and the contractual rent and is discounted to a present value using an interest rate reflecting the Company's assessment of the risk associated with the leases acquired (See Note 5 - Leases). Acquired lease intangible assets are amortized over the remaining lease term. The amortization of a below-market lease is recorded as an increase to rent expense on the Consolidated Statements of Operations and Comprehensive Income (Loss).
Impairment of Long-Lived Assets and Investments in Unconsolidated Entities
When circumstances indicate the carrying amount of a property may not be recoverable, the Company reviews the asset for impairment. This review is based on an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property’s use and eventual disposition. The estimates consider factors such as expected future operating income, market and other applicable trends and residual value, as well as the effects of demand, competition and other factors. If impairment exists due to the inability to recover the carrying amount of a property, an impairment loss will be recorded to the extent that the carrying amount exceeds the estimated fair value of the property. An impairment loss results in an immediate negative adjustment reflected in net income. An aggregate impairment loss on long-lived assets of $1.4 million was recorded on two hotels during the quarter ended June 30, 2017 and an impairment loss of $2.4 million was recorded on one other hotel during the quarter ended June 30, 2016 (See Note 15 - Impairments).
Assets Held for Sale (Long Lived-Assets)

When the Company initiates the sale of long-lived assets, it assesses whether the assets meet the criteria to be considered assets held for sale. The review is based on whether the following criteria are met:

•	Management and the Company's board of directors has committed to a plan to sell the asset group;

•	The subject assets are available for immediate sale in their present condition;

•	The Company is actively locating buyers as well as other initiatives required to complete the sale;

•	The sale is probable and the transfer is expected to qualify for recognition as a complete sale in one year;

•	The long-lived asset is being actively marketed for sale at a price that is reasonable in relation to fair value; and

•	Actions necessary to complete the plan indicate it is unlikely significant changes will be made to the plan or the plan will be withdrawn.
If all the criteria are met, a long-lived asset held for sale is measured at the lower of its carrying amount or fair value less cost to sell, and the Company will cease recording depreciation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

Goodwill
The Company allocates goodwill to each reporting unit. For the Company’s purposes, each of its wholly-owned hotels is considered a reporting unit. The Company tests goodwill for impairment at least annually, or upon the occurrence of any "triggering events" if sooner, and has elected to test for goodwill impairment during the quarter ended June 30 of each year. During the second quarter ended June 30, 2017, the Company adopted ASU 2017-04, Intangibles – Goodwill and Other, which simplified the measurement of goodwill by eliminating Step 2 from the goodwill impairment test in the event that there is evidence of an impairment based on any "triggering events." The Company chose to adopt ASU 2017-04 in the second quarter ended June 30, 2017, as this was the first time it was required to test goodwill for impairment.

Upon the occurrence of any "triggering events," the Company is required to compare the fair value of each reporting unit to which goodwill has been allocated, to the carrying amount of such reporting unit including the allocation of goodwill. As required by Accounting Standards Codification section 350 - Intangibles - Goodwill and Other (ASC 350), as amended by ASU 2017-04, if the carrying amount of a reporting unit exceeds its fair value, the Company applies a one-step quantitative test and records the amount of goodwill impairment as the excess of the reporting unit's carrying amount over its fair value, not to exceed the total amount of goodwill allocated to such reporting unit.
During the three months ended March 31, 2017, the Company recognized $31.6 million as goodwill (See Note 4 - Business Combinations). During the three months ended June 30, 2017, the Company recorded an impairment of its goodwill of $16.1 million (See Note 15 - Impairments).
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
Variable Interest Entities
Accounting Standards Codification section 810 - Consolidation ("ASC 810") contains the guidance surrounding the definition of variable interest entities ("VIE"), the definition of variable interests and the consolidation rules surrounding VIEs. In general, VIEs are entities in which equity investors lack the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support.
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
In February 2015, the FASB issued Accounting Standards Update 2015-02 (ASU 2015-02), which amended ASC 810. The amendment modifies the evaluation of whether certain legal entities are VIEs, eliminates the presumption that a general partner

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

should consolidate a limited partnership, and affects the consolidation analysis of reporting entities that are involved with VIEs. The revised guidance was effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. The Company adopted this guidance effective January 1, 2016. The Company has evaluated the impact of the adoption of the new guidance on its consolidated financial statements and has determined the OP is considered a VIE. However, the Company meets the disclosure exemption criteria as the Company is the primary beneficiary of the VIE and the Company’s partnership interest in the OP representing the OP Units held by the Company corresponding to shares of the Company's common stock is considered a majority voting interest. As such, the new guidance did not have an impact on the Company’s consolidated financial statements. At the Initial Closing, the Company analyzed the rights of the Class C Units holders and determined that the Company continues to be the primary beneficiary of the OP, with the power to direct activities that most significantly impact its economic performance.
The Company also has variable interests in VIEs through its investments in BSE/AH Blacksburg Hotel, LLC (the "HGI Blacksburg JV"), an entity that owns the assets of the Hilton Garden Inn Blacksburg, and an interest in TCA Block 7 Hotel, LLC (the "Westin Virginia Beach JV"), an entity that owns the assets of the Westin Virginia Beach Town Center (the "Westin Virginia Beach").
The Company has concluded that it is the primary beneficiary, with the power to direct activities that most significantly impact the economic performance of the HGI Blacksburg JV, and has therefore consolidated the entity in its consolidated financial statements.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

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
Earnings/Loss per Share
The Company calculates basic income or loss per share by dividing net income or loss for the period by the weighted-average shares of its common stock outstanding for a respective period. Diluted income per share takes into account the effect of dilutive instruments, such as stock options and unvested stock awards if any, except when doing so would be anti-dilutive. For distributions payable with respect to April 1, 2016 through January 13, 2017 (the date distributions to stockholders were suspended), the Company has paid cumulative distributions of 2,047,877 shares of common stock and has adjusted at each reporting date, retroactively for all periods presented its computation of loss per share in order to reflect this as a change in capital structure (See Note 10 - Common Stock).
Fair Value Measurements
In accordance with Accounting Standards Codification section 820 - Fair Value Measurement, certain assets and liabilities are recorded at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability between market participants in an orderly transaction on the measurement date. The market in which the reporting entity would sell the asset or transfer the liability with the greatest volume and level of activity for the asset or liability is known as the principal market. When no principal market exists, the most advantageous market is used. This is the market in which the reporting entity would sell the asset or transfer the liability with the price that maximizes the amount that would be received or minimizes the amount that would be paid. Fair value is based on assumptions market participants would make in pricing the asset or liability. Generally, fair value is based on observable quoted market prices or derived from observable market data when such market prices or data are available. When such prices or inputs are not available, the reporting entity should use valuation models.
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
Class C Units
The Company initially measured the Class C Units at fair value net of issuance costs. The Company is required to accrete the carrying value of the Class C Units to the liquidation preference using the effective interest method over the five year period prior to the holder's redemption option becoming exercisable. However, if it becomes probable that the Class C Units will

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

become redeemable prior to such date, the Company will adjust the carrying value of the Class C Units to the maximum liquidation preference.
Advertising Costs
The Company expenses advertising costs for hotel operations as incurred. These costs were $5.0 million for the three months ended June 30, 2017, and $4.7 million for the three months ended June 30, 2016. Advertising expense was $9.2 million for the six months ended June 30, 2017 and $8.5 million for the six months ended June 30, 2016.
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

	June 30, 2017	December 31, 2016
Trade receivables	$7,519	$6,238
Allowance for doubtful accounts	(351)	(434)
Trade receivables, net of allowance	$7,168	$5,804
Reportable Segments
The Company has determined that it has one reportable segment, with activities related to investing in real estate. The Company’s investments in real estate generate room revenue and other income through the operation of the properties, which comprise 100% of the total consolidated revenues. Management evaluates the operating performance of the Company’s investments in real estate on an individual property level, and therefore each property is considered a reporting unit, but none of the individual properties represents a reportable segment as they meet the criteria in GAAP to aggregate all properties into one reportable segment.
Derivative Transactions
The Company at certain times enters into derivative instruments to hedge exposure to changes in interest rates. The Company’s derivatives as of June 30, 2017, consist of interest rate cap agreements which it believes will help to mitigate its exposure to increasing borrowing costs under floating rate indebtedness. The Company has elected not to designate its interest rate cap agreements as cash flow hedges. The impact of the interest rate caps for the three months and six months ended June 30, 2017, was immaterial to the consolidated financial statements.
Pursuant to the SPA with the Brookfield Investor, the Company is obligated to issue additional Class C Units to the Brookfield Investor and this obligation is considered a contingent forward contract under Accounting Standards Codification section 480 - Distinguishing Liabilities from Equity and accounted for as a liability. The fair value of the contingent forward liability was initially recognized at zero since the contingent forward contract was executed at fair market value. The Company has determined the value has not changed from the issuance date of March 31, 2017. The Company will measure the contingent forward liability on a recurring basis until the underlying Class C Units are issued and any changes in fair value will be recognized through earnings. At the time that the underlying Class C Units are issued, the corresponding liability will be extinguished.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

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

In August 2016, the FASB issued ASU 2016-15 Statement of Cash Flows—Classification of Certain Cash Receipts and Cash Payments ("ASU 2016-15"), which addresses the presentation and classification of certain cash flow receipts and payments. The Company adopted ASU 2016-15 in the quarter ended June 30, 2017. The adoption of this ASU did not have a material effect on the Company's consolidated financial statements.

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

In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718), which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. An entity should account for the effects of a modification unless all the following are met: the fair

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

value of the modified award is the same as the fair value of the original award immediately before the original award is modified, the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified, the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The amendments to this update are effective for the Company for fiscal years beginning after December 15, 2017, and early adoption is permitted. ASU 2017-09 is required to be adopted prospectively to an award modified on or after the adoption date. The adoption of this ASU is not expected to have a material effect on the Company's consolidated financial statements.

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
The Redeemable Preferred Share has been classified as permanent equity and the Class C Units have been classified as temporary equity due to the contingent redemption features described in more detail below. The Company measured the Class C Units issued at fair value, or $135.0 million, representing the gross proceeds of the issuance of the Class C Units at the Initial Closing. As discussed below, the Class C Units include conversion rights. Because the effective conversion price of the Class C Units under GAAP of $14.09 (which is calculated on a net investment basis after transaction fees and costs payable to the Brookfield Investor as $129.0 million divided by 9,152,542.37 Class C Units issued) is less than the fair value of the Company’s common stock of $14.59 (See Note 10 - Common Stock), the conversion rights represent a “beneficial conversion feature” under GAAP. The Company measured the beneficial conversion feature at $4.5 million, and has recognized the beneficial conversion feature as a deemed dividend as of March 31, 2017, reducing income available to common stockholders for purposes of calculating earnings per share.
As of June 30, 2017, the Class C Units are reflected on the Consolidated Balance Sheets at $123.4 million. The value of the Class C Units as of June 30, 2017, is derived by reducing the $135.0 million in gross proceeds by the $13.8 million in costs directly attributable to the issuance of Class C Units at the Initial Closing, including $6.0 million paid directly to Brookfield at the Initial Closing in the form of expense reimbursements and a commitment fee, and increased by $1.7 million in PIK Distributions and $0.5 million in the accretion of the carrying value to the liquidation preference through June 30, 2017.
Following the Initial Closing, subject to the terms and conditions of the SPA, the Company also has the right to sell, and the Brookfield Investor has agreed to purchase, additional Class C Units at the same price per unit as at the Initial Closing upon 15 business days’ prior written notice and in an aggregate amount not to exceed $265.0 million at Subsequent Closings as follows:
• On or prior to February 27, 2018, but no earlier than January 3, 2018, up to an amount that would be sufficient to reduce the outstanding amount of the Grace Preferred Equity Interests (as defined in Note 8 below) to approximately $223.5 million (the "First Subsequent Closing"). Proceeds from the First Subsequent Closing must be used by the OP exclusively to, concurrently with the closing of the First Subsequent Closing, redeem then outstanding Grace Preferred Equity Interests.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

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
For so long as the Brookfield Investor holds the Redeemable Preferred Share, (i) the Brookfield Investor has the right to elect two Redeemable Preferred Directors (neither of whom may be subject to an event that would require disclosure pursuant to Item 401(f) of Regulation S-K, which relates to involvement in certain legal proceedings, in any definitive proxy statement filed by the Company), as well as to approve (such approval not to be unreasonably withheld, conditioned or delayed) two additional independent directors (each, an “Approved Independent Director”) to be recommended and nominated by the Company's board of directors for election by the stockholders at each annual meeting, (ii) each committee of the Company’s board of directors, except any committee formed with authority and jurisdiction over the review and approval of conflicts of interest involving the Brookfield Investor and its affiliates, on the one hand, and the Company, on the other hand (a “Conflicts Committee”), is required to include at least one of the Redeemable Preferred Directors as selected by the holder of the Redeemable Preferred Share (or, if neither of the Redeemable Preferred Directors satisfies all requirements applicable to such committee, with respect to independence and otherwise, of the Company’s charter, the SEC and any national securities exchange on which any shares of the Company’s stock are then listed, at least one of the Approved Independent Directors as selected by the Company’s board of directors), and (iii) the Company will not make a general delegation of the powers of the Company’s board of directors to any committee thereof which does not include as a member a Redeemable Preferred Director, other than to a Conflicts Committee.
If the OP fails to redeem Class C Units when required to do so, beginning three months after such failure and until all Class C Units requested to be redeemed have been redeemed, the holder of the Redeemable Preferred Share will have the right to increase the size of the Company’s board of directors by a number of directors that would result in the holder of the Redeemable Preferred Share being entitled to nominate and elect a majority of the Company’s board of directors and fill the vacancies created by the expansion of the Company’s board of directors, subject to compliance with the provisions of the Company’s charter requiring at least a majority of the Company’s directors to be Independent Directors (as defined in the Company's charter).
The Brookfield Investor is not permitted to transfer the Redeemable Preferred Share, except to an affiliate of the Brookfield Investor.
The holder of the Redeemable Preferred Share generally votes together as a single class with the holders of the Company’s common stock at any annual or special meeting of stockholders of the Company. However, any action that would alter the terms of the Redeemable Preferred Share or the rights of its holder (including any amendment to the Company's charter, including the Articles Supplementary with respect to the Redeemable Preferred Share (the "Articles Supplementary")) is subject to a separate class vote of the Redeemable Preferred Share.
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
Class C Units

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

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
Commencing on June 30, 2017 and subject to the occurrence of a Funding Failure, holders of Class C Units are also entitled to receive, with respect to each Class C Unit, a fixed, quarterly, cumulative PIK Distribution at a rate of 5% per annum payable in Class C Units. If the Company fails to redeem the Brookfield Investor when required to do so pursuant to the A&R LPA, the 5% per annum PIK Distribution rate will increase to a per annum rate of 7.50%, and would further increase by 1.25% per annum for the next four quarterly periods thereafter, up to a maximum per annum rate of 12.5%.
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
Mandatory Redemption
If the OP consummates any Fundamental Sale Transaction prior to March 31, 2022, the fifth anniversary of the Initial Closing, the holders of Class C Units will be entitled to receive, prior to and in preference to any distribution of any of the assets or surplus funds of the Company to the holders of any other limited partnership interests in the OP:
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

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
Holder Redemptions
In the event of the occurrence of a REIT Event (as defined and more fully described in the A&R LPA, the Company’s failure to satisfy any of the requirements for qualification and taxation as a real estate investment trust under certain circumstances) or a Material Breach (as defined and more fully described in the A&R LPA, generally a breach by the Company of certain material obligations under the A&R LPA), in each case, subject to certain notice and cure rights, holders of Class C Units have the right to require the Company to redeem any Class C Units submitted for redemption for an amount equivalent to what the holders of Class C Units would have been entitled to receive in a Fundamental Sale Transaction if the date of redemption were the date of the consummation of the Fundamental Sale Transaction.
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
Remedies Upon Failure to Redeem
If the OP fails to redeem Class C Units when required to do so pursuant to the terms of the A&R LPA, beginning three months after such failure the Special General Partner has the exclusive right, power and authority to sell the assets or properties of the OP for cash at such time or times as the Special General Partner may determine, upon engaging a reputable, national third party sales broker or investment bank reasonably acceptable to holders of a majority of the then outstanding Class C Units to conduct an auction or similar process designed to maximize the sales price. The proceeds from sales of assets or properties by the Special General Partner must be used first to make any and all payments or distributions due or past due with respect to the Class C Units, regardless of the impact of such payments or distributions on the Company or the OP.
In addition and as described elsewhere herein, if the OP fails to redeem Class C Units when required to do so pursuant to the terms of the A&R LPA, beginning three months after such failure and until all Class C Units requested to be redeemed have been redeemed:

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
Transfer Restrictions

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

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
Property Management Transactions

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
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
At the consummation of the Property Management Transactions, among other things:
• property management agreements for a total of 69 hotels then sub-managed by Crestline (collectively, the "Crestline Agreements") were assigned by the Former Property Manager to Crestline;
• property management agreements for a total of five additional hotels (together with the Crestline Agreements, the "Long-Term Agreements") were being transitioned to Crestline and the sub-property management agreements with Interstate Management Company, LLC related to these properties were terminated effective April 3, 2017;
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
Assignment and Assumption Agreement

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

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
Facilities Use Agreement
The Framework Agreement contemplates that the Company would enter into a Facilities Use Agreement with Crestline at the Initial Closing in the form attached to the Framework Agreement (the “Facilities Use Agreement”), pursuant to which the OP would sublease office space at Crestline’s principal place of business, 3950 University Drive, Fairfax, Virginia 22030, and would pay a portion of the total rent equivalent to the portion of the total space used. The term of the sublease would continue through December 31, 2019, automatically renewing for successive one-year periods unless either party delivered written notice to the other at least 120 days prior the expiration of the initial term or any renewal term. While the Facilities Use Agreement was not entered into at the Initial Closing, the Company commenced its occupation of the space at the Initial Closing on the terms contemplated by the Facilities Use Agreement and continued to do so through June 30, 2017. Effective as of July 1, 2017, the Company and Crestline entered into a new annually renewable joint occupancy agreement which replaces the Facilities Use Agreement contemplated pursuant to the Framework Agreement and the Company continued its occupation of the space.
Transition Services Agreements
At the Initial Closing, as contemplated by and pursuant to the Framework Agreement, the Company entered into a transition services agreement with each of the Former Advisor and Crestline, pursuant to which it would receive their assistance in connection with investor relations/shareholder services and support services for pending transactions in the case of the Former Advisor and accounting and tax related services in the case of Crestline until no later than June 29, 2017. As compensation for the foregoing services, the Former Advisor received a one-time fee of $225,000 (which was paid $150,000 at the Initial Closing and $75,000 on May 15, 2017) and Crestline received a fee of $25,000 per month through and including June 2017. The Former Advisor and Crestline were also entitled to reimbursement of out-of-pocket fees, costs and expenses. The transition services agreement with the Former Advisor has expired. Effective as of July 1, 2017, the transition services agreement with Crestline was terminated and the Company entered into a new annually renewable shared services agreement with Crestline pursuant to which Crestline provides the Company with accounting, tax related, treasury, information technology and other administrative services.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

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
Under the Reinstatement Agreement, the Summit Sellers had the right to market and ultimately sell any or all of the hotels in the Second Summit Closing to a bona fide third party purchaser without the consent of the Company at any time prior to the Company completing its acquisition of the Second Summit Closing. For any hotel sold in this manner, the Reinstatement Agreement terminated with respect to such hotel and the purchase price was reduced by the amount allocated to such hotel. In June 2016, the Summit Sellers informed the Company that two of the ten hotels had been sold, thereby reducing the Second Summit Closing to eight hotels for an aggregate purchase price of $77.2 million.

On January 12, 2017, the Company, through a wholly-owned subsidiary of the OP, entered into an amendment (the “Summit Amendment”) to the Reinstatement Agreement. Under the Summit Amendment, the closing date for the purchase of seven of the hotels remaining to be purchased under the Reinstatement Agreement for an aggregate purchase price of $66.8 million was extended from January 12, 2017 to April 27, 2017, following an amendment entered into on December 30, 2016 to extend the closing date from December 30, 2016 to January 10, 2017, and an amendment entered into on January 10, 2017 to extend the closing date from January 10, 2017 to January 12, 2017. The closing date for the purchase of an eighth hotel to be purchased under the Reinstatement Agreement for an aggregate purchase price of $10.5 million was extended from January 12, 2017 to October 24, 2017. Concurrent with the Company’s entry into the Summit Amendment, the Company entered into an amendment to the Summit Loan (the “Loan Amendment”) and the Summit Sellers agreed to loan the Company an additional $3.0 million (the "Additional Loan Agreement") as consideration for the Summit Amendment. For additional discussion see Note 7 - Promissory Notes Payable.

On April 27, 2017, the Company, through the OP, completed the acquisition of seven hotels in the Second Summit Closing from the Summit Sellers ( the "April Acquisition") pursuant to the Reinstatement Agreement for an aggregate purchase price of $66.8 million. The acquisition was immaterial to the consolidated financial statements. Additionally, during the quarter ended June 30, 2017, the Summit Sellers informed the Company that the eighth hotel was sold by the Summit Sellers to a third party, in connection with which Company’s right and obligation to purchase this hotel was terminated in accordance with the terms of the Reinstatement Agreement.

Framework Agreement: The Company has determined that the consummation of the transactions contemplated by the Framework Agreement and the transfer of consideration in exchange for an in-place workforce, intellectual property and infrastructure assets represent a business combination as defined by FASB Accounting Standard Codifications 805 - Business Combinations. The Company anticipates an increased economic return to its investors in the form of reduced advisory and property management fees as a result of the transactions completed at the Initial Closing pursuant to the Framework Agreement. The acquisition of the foregoing assets at the Initial Closing was immaterial to the consolidated financial statements.

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

In applying the acquisition method of accounting, the Company recognized all consideration transferred of $31.6 million as

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

goodwill since no value was allocated to the immaterial infrastructure fixed assets and immaterial intellectual property. The recognized goodwill balance is representative of employees acquired and the synergies expected to be achieved through reduced fees. During the three months ended June 30, 2017, the Company recorded an impairment of its goodwill of $16.1 million (See Note 15 - Impairments).

Note 5 - Leases
In connection with its acquisitions the Company has assumed various lease agreements. These lease agreements primarily comprise one operating lease with respect to the Georgia Tech Hotel & Conference Center and nine ground leases which are also classified as operating leases. The following table summarizes the Company's future minimum rental commitments under these leases (in thousands):

	Minimum Rental Commitments	Amortization of Above and Below Market Lease Intangibles to Rent Expense

For the six months ending December 31, 2017	$2,606	$199
Year ending December 31, 2018	5,217	398
Year ending December 31, 2019	5,227	398
Year ending December 31, 2020	5,265	398
Year ending December 31, 2021	5,271	398
Thereafter	81,743	7,836
Total	$105,329	$9,627

The Company has allocated values to certain above and below-market lease intangibles based on the difference between market rents and rental commitments under the leases. During the three months ended June 30, 2017 and June 30, 2016 and the six months ended June 30, 2017 and June 30, 2016, amortization of below-market lease intangibles, net, to rent expense was $0.1 million and $0.1 million, and $0.2 million and $0.2 million respectively. Rent expense for the three months ended June 30, 2017 and June 30, 2016 and the six months ended June 30, 2017 and June 30, 2016, was $1.6 million and $1.4 million and $3.1 million and $2.8 million, respectively.

Note 6 - Mortgage Notes Payable
The Company’s mortgage notes payable as of June 30, 2017 and December 31, 2016 consist of the following, respectively (in thousands):

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

	Outstanding Mortgage Notes Payable
Encumbered Properties	June 30, 2017	December 31, 2016		Interest Rate	Payment	Maturity
Baltimore Courtyard & Providence Courtyard	$45,500	$45,500		4.30%	Interest Only, Principal paid at Maturity	April 2019
Hilton Garden Inn Blacksburg Joint Venture	10,500	10,500		4.31%	Interest Only, Principal paid at Maturity	June 2020
87-Pack Mortgage Loan - 87 properties in Grace Portfolio	805,000	793,647	(1)	One-month LIBOR plus 2.56%	Interest Only, Principal paid at Maturity	May 2019, subject to three, one year extension rights
87-Pack Mezzanine Loan - 87 properties in Grace Portfolio	110,000	101,794	(1)	One-month LIBOR plus 6.50%	Interest Only, Principal paid at Maturity	May 2019, subject to three, one year extension rights
Refinanced Additional Grace Mortgage Loan - 20 properties in Grace Portfolio and one additional property	232,000	232,000		4.96%	Interest Only, Principal paid at Maturity	October 2020
Refinanced Term Loan - 27 properties in Summit and Noble Portfolios and one additional property	310,000	235,484	(1)	One-month LIBOR plus 3.00%	Interest Only, Principal paid at Maturity	May 2019, subject to three, one year extension rights
Total Mortgage Notes Payable	$1,513,000	$1,418,925
Less: Deferred Financing Fees, Net	$23,023	$8,000
Total Mortgage Notes Payable, Net	$1,489,977	$1,410,925
(1) These loans were refinanced in April 2017 on different terms with respect to interest rate, principal amount and maturity.
Interest expense related to the Company's mortgage notes payable for the three months ended June 30, 2017 and for the three months ended June 30, 2016, was $17.3 million and $14.9 million, respectively. Interest expense related to the Company's mortgage notes payable for the six months ended June 30, 2017 and the six months ended June 30, 2016, was $32.9 million and $29.4 million.
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
87-Pack Loans
On February 27, 2015, the Company acquired a portfolio of 116 hotels (the "Grace Portfolio") through fee simple or leasehold interests from certain subsidiaries of Whitehall Real Estate Funds, an investment arm controlled by The Goldman Sachs Group, Inc. In connection with this acquisition, the Company assumed existing mortgage and mezzanine indebtedness encumbering those hotels (comprising the "Assumed Grace Mortgage Loan" and the "Assumed Grace Mezzanine Loan", collectively, the "Assumed Grace Indebtedness"). The Assumed Grace Mortgage Loan carried an interest rate of London Interbank Offered Rate ("LIBOR") plus 3.31%, and the Assumed Grace Mezzanine Loan carried an interest rate of LIBOR plus 4.77%, for a combined weighted average interest rate of LIBOR plus 3.47%.
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
June 30, 2017
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
The 87-Pack Loans mature on May 1, 2019, subject to three one-year extension rights which, if all three extension rights are exercised, would result in a fully extended maturity date of May 1, 2022. Loans issued under the 87-Pack Loans are fully prepayable with certain prepayment fees applicable on or prior to November 1, 2018, after which each loan made under the 87-Pack Loans is prepayable without any prepayment fee or any other fee or penalty. Prepayments under the 87-Pack Mortgage Loan are generally conditioned on a pro-rata prepayment being made under the 87-Pack Mezzanine Loan.
The 87-Pack Mortgage Loan requires monthly interest payments at a variable rate equal to one-month LIBOR plus 2.56%, and the 87-Pack Mezzanine Loan requires monthly interest payments at a variable rate equal to one-month LIBOR plus 6.50%, for a combined weighted average interest rate of LIBOR plus 3.03%. Pursuant to an interest rate cap agreement, the LIBOR portions of the interest rates due under the 87-Pack Loans are effectively capped at the greater of (i) 4.0% and (ii) a rate that would result in a debt service coverage ratio specified in the loan documents.
In connection with a sale or disposition to a third party of an individual 87-Pack Collateral Property, such 87-Pack Collateral Property may be released from the 87-Pack Loans, subject to certain conditions and limitations, by prepayment of a portion of the 87-Pack Loans at a release price calculated in accordance with the terms of the 87-Pack Loans.
At closing, the 87-Pack Mortgage Loan borrowers deposited $30.0 million to fund a reserve (the “87-Pack PIP Reserve”) in order to fund expenditures for work required to be performed under PIPs required by franchisors of the 87-Pack Collateral Properties. The 87-Pack PIP Reserve was funded with a portion of the proceeds of the Refinanced Term Loan (as defined below). The 87-Pack Loans also provides for certain additional amounts to be deposited in reserve accounts (collectively with the 87-Pack PIP Reserve, the “Reserve Funds”).
The 87-Pack Loans (i) are non-recourse except for certain environmental indemnities and certain so-called “bad boy” events and (ii) are fully recourse (subject in certain cases to a specified cap) upon the occurrence of certain other “bad boy” events.
For the term of the 87-Pack Loans, the Company and the OP are required to maintain, on a consolidated basis, a net worth of $250.0 million (excluding accumulated depreciation and amortization). As of June 30, 2017, the Company was in compliance with this financial covenant.
Refinanced Additional Grace Mortgage Loan
A portion of the purchase price of the Grace Portfolio was financed through additional mortgage financing (the "Original Additional Grace Mortgage Loan"). The Original Additional Grace Mortgage Loan was refinanced during October 2015 (the “Refinanced Additional Grace Mortgage Loan”). The Refinanced Additional Grace Mortgage Loan carries a fixed annual interest rate of 4.96% per annum with a maturity date on October 6, 2020. Pursuant to the Refinanced Additional Grace Mortgage Loan, the Company agreed to make periodic payments into an escrow account for the property improvement plans required by the franchisors. The Refinanced Additional Grace Mortgage Loan includes the following financial covenants: minimum consolidated net worth and minimum consolidated liquidity. As of June 30, 2017, the Company was in compliance with these financial covenants.
Refinanced Term Loan
On August 21, 2015, the Company entered into a Term Loan Agreement with Deutsche Bank AG New York Branch, as administrative agent and Deutsche Bank Securities Inc., as sole lead arranger and book-running manager (as amended, the "SN Term Loan"). Draws under the SN Term Loan were used to finance approximately $235.5 million of the approximately $366 million purchase price with respect to a total of 20 of the Company’s hotels, including the hotels acquired in the First Summit Closing and the Third Summit Closing. On February 11, 2016, the SN Term Loan was amended to reduce the lenders’ total commitment from $450.0 million to $293.4 million. On July 1, 2016, the period in which the Company had the ability to further draw down on the SN Term Loan expired, reducing the lenders' total commitment to $235.5 million. No additional amounts were available to be drawn under the SN Term Loan. Due to the amendment and the expiration, the Company recorded a

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

reduction to its deferred financing fees associated with the SN Term Loan. The reduction of $3.0 million was reflected as a general and administrative expense in the Consolidated Statements of Operations and Comprehensive Income (Loss).
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
At the closing of the Refinanced Term Loan, the net proceeds after accrued interest and closing costs were used (i) to repay the $235.5 million principal amount then outstanding under the SN Term Loan; (ii) to fund $33.4 million of the purchase price of the hotels purchased in the April Acquisition; (iii) to deposit $30.0 million to fund the 87-Pack PIP Reserve; and (iv) to pay in full the contingent consideration payable to the seller as part of an acquisition of hotels by the Company during March 2014 of $4.6 million.
The Refinanced Term Loan matures on May 1, 2019, subject to three one-year extension rights which, if all three extension rights are exercised, would result in an outside maturity date of May 1, 2022. The Refinanced Term Loan is prepayable in whole or in part at any time, subject to payment of (i) LIBOR breakage, if any, and (ii) except for the first $99.1 million pay-down of the loan balance, certain fees applicable prior to May 1, 2018.
The Refinanced Term Loan requires monthly interest payments at a variable rate of one-month LIBOR plus 3.00%. Pursuant to an interest rate cap agreement, the LIBOR portions of the interest rates due under the Refinanced Term Loan is capped at 4.00% during the initial term, and a rate based on a debt service coverage ratio during any extension term.
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
For the term of the Refinanced Term Loan, the Company, the OP and the Term Loan Borrowers are required to maintain, on a consolidated basis, a net worth of $250.0 million (excluding accumulated depreciation and amortization). As of June 30, 2017, the Company was in compliance with this financial covenant.

Note 7 - Promissory Notes Payable
The Company’s promissory notes payable as of June 30, 2017 and December 31, 2016 were as follows (in thousands):

	Outstanding Promissory Notes Payable
Notes Payable	June 30, 2017	December 31, 2016	Interest Rate
Summit Loan Promissory Note	$—	$23,405	14.0%
Note Payable to Former Property Manager	$3,000	$—	—%
Less: Deferred Financing Fees, Net	—	$25
Promissory Notes Payable, Net	$3,000	$23,380

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

Interest expense related to the Company's promissory notes payable for the three months ended June 30, 2017 was less than $0.1 million and for the three months ended June 30, 2016 was $0.9 million. Interest expense related to the Company's notes payable for the six months ended June 30, 2017 and the six months ended June 30, 2016, was $0.9 million and $1.4 million, respectively.
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
The interest rate on the Summit Loan, as amended, included 9.0% paid in cash monthly and an additional 4%, which accrued and was compounded monthly and added to the outstanding principal balance at maturity unless otherwise paid in cash by the Company. The Summit Loan, as amended, had a maturity date of February 11, 2018, however, if the closing of the April Acquisition occurred prior to February 11, 2018, then the outstanding principal of the Summit Loan and any accrued interest thereon would become immediately due and payable in full. The Company was also permitted to pre-pay the Summit Loan in whole or in part without penalty at any time.
On January 12, 2017, the Company and the Summit Sellers entered into the Additional Loan Agreement pursuant to which the Summit Sellers agreed to loan the Company an additional $3.0 million as consideration for the Summit Amendment described in Note 4. The maturity date of the Additional Loan under the Additional Loan Agreement was July 31, 2017, however, if the sale of the seven hotels to be sold pursuant to the Reinstatement Agreement on April 27, 2017 was completed on that date, the entire principal amount of the Additional Loan would be deemed paid in full and the interest accrued thereon would become immediately due and payable.
On March 31, 2017, at the Initial Closing and using a portion of the proceeds therefrom, the Company paid in full the Summit Loan. On April 27, 2017, the Company completed the acquisition of seven of the hotels remaining to be purchased under the Reinstatement Agreement, and as a result, the Additional Loan was deemed paid in full (See Note 4 - Business Combinations).
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
Note 8 - Mandatorily Redeemable Preferred Securities
In February 2015, approximately $447.1 million of the contract purchase price for the Grace Portfolio was satisfied by the issuance to the sellers of the Grace Portfolio of preferred equity interests (the "Grace Preferred Equity Interests") in two newly-formed Delaware limited liability companies, HIT Portfolio I Holdco, LLC and HIT Portfolio II Holdco, LLC (formerly known as ARC Hospitality Portfolio I Holdco, LLC and ARC Hospitality Portfolio II Holdco, LLC, respectively, and, together, the "Holdco entities"), each of which is an indirect subsidiary of the Company and an indirect owner of the 115 hotels currently comprising the Grace Portfolio. The two Holdco entities correspond, respectively, to the pool of hotels encumbered by the 87-Pack Loan (plus eight additional otherwise unencumbered hotels) and the pool of hotels encumbered by the Refinanced Additional Grace Mortgage Loan.
The holders of the Grace Preferred Equity Interests were entitled to monthly distributions at a rate of 7.50% per annum for the first 18 months following closing, through August 2016, and are entitled to 8.00% per annum thereafter. On liquidation of the Holdco entities, the holders of the Grace Preferred Equity Interests are entitled to receive their original value (as reduced by redemptions) prior to any distributions being made to the Company or the Company's stockholders. Beginning in April 2015, the Company became obligated to use 35% of any IPO proceeds to redeem the Grace Preferred Equity Interests at par, up to a maximum of $350.0 million in redemptions for any 12-month period. As of June 30, 2017, the Company has redeemed $204.2 million of the Grace Preferred Equity Interests, resulting in $242.9 million of liquidation value remaining outstanding under the Grace Preferred Equity Interests.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

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

Note 9 - Accounts Payable and Accrued Expenses
The following is a summary of the components of accounts payable and accrued expenses (in thousands):

	June 30, 2017	December 31, 2016
Trade accounts payable and accrued expenses	$56,054	$55,489
Contingent consideration from Barceló Portfolio (See Note 12 - Commitments and Contingencies)	—	4,619
Hotel accrued salaries and related liabilities	10,462	8,411
Total	$66,516	$68,519

Note 10 - Common Stock

The Company had 39,617,783 shares and 38,493,430 shares of common stock outstanding as of June 30, 2017 and December 31, 2016, respectively. The shares of common stock outstanding include shares issued as distributions through March 2017, as a result of the Company's change in distribution policy adopted by the Company's board of directors in March 2016 as described below.
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
In March 2016, the Company’s board of directors changed the distribution policy, such that distributions paid with respect to April 2016 were paid in shares of common stock instead of cash to all stockholders, and not at the election of each stockholder. Accordingly, the Company paid a cash distribution to stockholders of record each day during the quarter ended March 31, 2016, but any distributions for subsequent periods were paid in shares of common stock. Distributions for the quarter ended June 30, 2016 were paid in common stock in an amount equivalent to $1.70 per annum, divided by $23.75.
On July 1, 2016, the Company's board of directors approved an initial Estimated Per-Share NAV, which was published on the same date. This was the first time that the Company’s board of directors determined an Estimated Per-Share NAV. In connection with its determination of Estimated Per-Share NAV, the Company’s board of directors revised the amount of the distribution to $1.46064 per share per annum, equivalent to a 6.80% annual rate based on the Estimated Per-Share NAV at that time. The Company’s board of directors authorized distributions, payable in shares of common stock, at a rate of 0.068 multiplied by the Estimated Per-Share NAV in effect as of the close of business on the applicable date. Therefore, beginning with distributions payable with respect to July 2016, the Company paid distributions to its stockholders in shares of common

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

stock on a monthly basis to stockholders of record each day during the prior month in an amount equal to 0.000185792 per share per day, or $1.46064 per annum, divided by $21.48.
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
Share Repurchase Program
In order to provide stockholders with interim liquidity, the Company’s board of directors adopted a share repurchase program (“SRP”) in connection with the IPO that enabled the Company’s stockholders to sell their shares back to the Company after having held them for at least one year, subject to significant conditions and limitations, including that the Company's board of directors had the right to reject any request for repurchase, in its sole discretion, and could amend, suspend or terminate the SRP upon 30 days' notice. In connection with the Company’s entry into the SPA, the Company's board of directors suspended the SRP effective as of January 23, 2017. In connection with the Initial Closing, the Company's board of directors terminated the SRP, effective as of April 30, 2017. The Company did not make any repurchase of common stock during the year ended December 31, 2016, or during the period between January 1, 2017 and the effectiveness of the termination of the SRP.
Distribution Reinvestment Plan
Pursuant to the DRIP, to the extent the Company pays distributions in cash, stockholders may elect to reinvest distributions by purchasing shares of common stock. No dealer manager fees or selling commissions are paid with respect to shares purchased pursuant to the DRIP. The shares purchased pursuant to the DRIP have the same rights and are treated in the same manner as all other shares of the Company's common stock. The Company's board of directors may designate that certain cash or other distributions be excluded from the DRIP. The Company has the right to amend or suspend any aspect of the DRIP or terminate the DRIP with ten days’ notice to participants. Shares issued under the DRIP are recorded to equity in the Consolidated Balance Sheets in the period distributions are paid. Commencing with distributions paid with respect to April 2016, the Company paid distributions in shares of common stock instead of cash. Shares are only issued pursuant to the DRIP in connection with distributions paid in cash.
All shares issued under the DRIP were purchased at $23.75 per share. If and when the Company issues any additional shares of common stock under the DRIP, distributions reinvested in common stock will be at a price equal to the Estimated Per-Share NAV at that time.
On January 13, 2017, as authorized by the Company’s board of directors, the DRIP was suspended effective as of February 12, 2017.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

Note 11 - Fair Value Measurements
The Company is required to disclose the fair value of financial instruments which it is practicable to estimate. The fair value of cash and cash equivalents, accounts receivable and accounts payable and accrued expenses approximate their carrying amounts due to the relatively short maturity of these items. The following table shows the carrying values and the fair values of material liabilities, excluding deferred financing fees, that qualify as financial instruments (in thousands):

	June 30, 2017
	Carrying Amount	Fair Value
Mortgage notes payable	$1,513,000	$1,521,538
Mandatorily redeemable preferred securities	242,912	228,555
Total	$1,755,912	$1,750,093
The fair value of the mortgage notes payable and mandatorily redeemable preferred securities were determined using the discounted cash flow method and applying current market rates and is classified as level 3 under the fair value hierarchy.
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
Contingent Consideration
Included as part of the acquisition of the Barceló Portfolio was a contingent consideration payable to the seller based on the operating results of the Baltimore Courtyard, Providence Courtyard and Stratford Homewood Suites. During August 2016, the Company and the seller entered into an agreement extending and modifying the payment terms of the contingent consideration. The amount payable was calculated by applying a contractual capitalization rate to the excess earnings before interest, taxes, and depreciation and amortization, earned in the third year after the acquisition over an agreed upon target, provided the contingent consideration generally will not be less than $4.1 million or exceed $4.6 million. The Company paid the contingent consideration of $4.6 million in April 2017 with proceeds used from the Refinanced Term Loan (See Note 6 - Mortgage Notes Payable).

Note 13 - Related Party Transactions and Arrangements
Relationships with the Brookfield Investor and its Affiliates

As described in Note 3 - Brookfield Investment and Related Transactions, on January 12, 2017, the Company and the OP entered into the SPA and the Framework Agreement. On March 31, 2017, the Initial Closing occurred and a variety of transactions contemplated by the SPA and the Framework Agreement were consummated, including the issuance and sale of the Redeemable Preferred Share and 9,152,542.37 Class C Units and the execution or taking of various agreements and actions required to effectuate the Company's transition to self-management. Holders of Class C Units are entitled to receive, with respect to each Class C Unit, fixed, quarterly cumulative cash distributions at a rate of 7.50% per annum from legally available funds. Holders of Class C Units are also entitled to receive, with respect to each Class C Unit, fixed, quarterly, cumulative PIK Distributions payable in Class C Units at a rate of 5% per annum. On June 30, 2017, the Company paid cash distributions of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

$2.6 million and PIK Distributions of 116,949.15 Class C Units, to the Brookfield Investor, as the sole holder of the Class C Units.

Two of the Company’s directors, Bruce G. Wiles, who also serves as Chairman of the Board, and Lowell G. Baron, have been elected to the Company’s board of directors as the Redeemable Preferred Directors pursuant to the Brookfield Investor’s rights as the holder of the Redeemable Preferred Share and pursuant to the SPA. Messrs. Wiles and Baron are Managing Partners of Brookfield Asset Management, Inc., an affiliate of the Brookfield Investor.
Relationships with AR Capital, AR Global and their Affiliates
As of March 31, 2017, the Former Advisor, the Former Property Manager and Crestline were under common control with AR Capital, the parent of ARC IX, and AR Global, the successor to certain of AR Capital's businesses. ARC IX served as the Company’s sponsor prior to its transition to self-management at the Initial Closing. Following the sale of AR Global’s membership interest in Crestline in April 2017, Crestline is no longer under common control with AR Global and AR Capital.
Prior to the Initial Closing, the Former Advisor and its affiliates were entitled to a variety of fees, and may incur and pay costs and fees on behalf of the Company for which they were entitled to reimbursement.
At the Initial Closing, the Advisory Agreement was terminated and certain employees of the Former Advisor or its affiliates (including Crestline) who had been involved in the management of the Company’s day-to-day operations, including all of its executive officers, became employees of the Company. The Company also terminated all of its other agreements with then current affiliates of the Former Advisor except for its hotel-level property management agreements with Crestline and entered into a transition services agreement with each of the Former Advisor and Crestline.
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
Fees Paid in Connection with the Offering
The Former Advisor and its affiliates were paid compensation and/or received reimbursement for services relating to the Offering, including transfer agency services, in addition to selling commissions and dealer manager fees paid to the Former Dealer Manager. The Company is responsible for the Offering and related costs (excluding selling commissions and dealer manager fees) up to a maximum of 2.0% of gross proceeds received from the Offering, measured at the end of the Offering. Offering costs in excess of the 2.0% cap as of the end of the Offering are the Former Advisor’s responsibility. As of March 31, 2017, Offering and related costs (excluding selling commissions and dealer manager fees) exceeded 2.0% of gross proceeds received from the Offering by $5.8 million. At the Initial Closing, pursuant to the Framework Agreement, the Company waived the Former Advisor's obligations to reimburse the Company for these Offering and related costs (See Note 3 - Brookfield Investment and Related Transactions).
Offering costs incurred by the Former Advisor or its affiliated entities on behalf of the Company have generally been recorded as a reduction to additional paid-in-capital on the accompanying Consolidated Balance Sheets. There were no compensation and reimbursements incurred to the Former Advisor and its affiliates for services relating to the Offering during the three months ended June 30, 2017 and 2016 or for the six months ended June 30, 2017 and 2016.
Fees Paid in Connection With the Operations of the Company
Fees Paid to the Former Advisor
Prior to the Initial Closing, the Former Advisor received an acquisition fee of 1.5% of (A) the contract purchase price of each acquired property and (B) the amount advanced for a loan or other investment. The Former Advisor was also reimbursed for expenses incurred in the process of acquiring properties, in addition to third-party costs the Company may have paid directly to, or reimbursed the Former Advisor for. Additionally, the Company reimbursed the Former Advisor for legal expenses

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

it or its affiliates directly incurred in the process of acquiring properties in an amount not to exceed 0.1% of the contract purchase price of the Company’s assets acquired. Fees paid to the Former Advisor related to acquisitions are reported as a component of net income (loss) in the period incurred. The aggregate amounts of acquisition fees, acquisition expenses and financing coordination fees (as described below) were also subject to certain limitations that never became applicable during the term of the Advisory Agreement.
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
The restricted Class B Units were not scheduled to become unrestricted Class B Units until certain performance conditions are satisfied, including until the adjusted market value of the OP’s assets plus applicable distributions equals or exceeds the aggregate capital contributed by investors plus an amount equal to a 6.0% cumulative, pre-tax, non-compounded annual return to investors, and the occurrence of a sale of all or substantially all of the OP’s assets, a listing of the Company’s common stock, or a termination of the Advisory Agreement without cause. Through the Initial Closing on March 31, 2017, a total of 524,956 Class B Units had been issued for asset management services performed by the Former Advisor, and a total of 25,454 shares of common stock had been issued to the Former Advisor as distributions payable on the Class B Units. At the Initial Closing, pursuant to the Framework Agreement, all 524,956 Class B Units held by the Former Advisor were converted into 524,956 OP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

Units, and, immediately following such conversion, those 524,956 OP Units were redeemed for 524,956 shares of the Company's common stock (See Note 3 - Brookfield Investment and Related Transactions). In applying the acquisition method of accounting, the Company recognized the conversion and subsequent redemption of the Class B Units as part of the consideration transferred pursuant to the Framework Agreement and, accordingly, as goodwill. (See Note 4 - Business Combinations).
The issuance of Class B Units did not result in any expense on the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss), except for distributions paid on the Class B Units. The distributions payable on Class B Units with respect to the periods through March 31, 2016 were paid in cash. Beginning in the second quarter ended June 30, 2016, the Company began paying distributions on the Class B Units in shares of common stock on the same terms paid to the Company’s stockholders.
The table below presents the Class B Units distribution expense for the three months ended June 30, 2017 and 2016, the six months ended June 30, 2017 and 2016 and the associated payable as of June 30, 2017 and December 31, 2016, which is recorded in due to related parties on the Company's Consolidated Balance Sheets (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,		Payable as of
	2017	2016	2017	2016	June 30, 2017	December 31, 2016
Class B Units distribution expense	$—	$149	$26	$387	$—	$65
The table below presents the asset management fees, acquisition fees, acquisition cost reimbursements and financing coordination fees charged by the Former Advisor in connection with the operations of the Company for the three months ended June 30, 2017 and 2016, the six months ended June 30, 2017 and 2016 and the associated payable as of June 30, 2017 and December 31, 2016, which is recorded in due to related parties on the Company's Consolidated Balance Sheets (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,		Payable as of
	2017	2016	2017	2016	June 30, 2017	December 31, 2016
Asset management fees	$—	$4,520	$4,581	$8,977	$—	$8
Acquisition fees	$—	$—	$—	$1,624	$—	$—
Acquisition cost reimbursements	$—	$—	$—	$108	$—	$—
Financing coordination fees	$—	$—	$—	$206	$—	$—
	$—	$4,520	$4,581	$10,915	$—	$8
Prior to the Initial Closing, the Company reimbursed the Former Advisor’s costs for providing administrative services, subject to the limitation that the Company would not reimburse the Former Advisor for any amount by which the Company’s operating expenses at the end of the four preceding fiscal quarters exceeds the greater of (a) 2.0% of average invested assets and (b) 25.0% of net income other than any additions to reserves for depreciation, bad debt, impairment or other similar non-cash reserves and excluding any gain from the sale of assets for that period, unless the Company’s independent directors determine that such excess was justified based on unusual and nonrecurring factors which they deem sufficient, in which case the excess amount may be reimbursed to the Former Advisor in subsequent periods. Additionally, the Company reimbursed the Former Advisor for personnel costs in connection with other services; however, the Company did not reimburse the Former Advisor for personnel costs, including executive salaries, in connection with services for which the Former Advisor received acquisition fees, acquisition expenses or real estate commissions.
The table below represents reimbursements to the Former Advisor for the three months ended June 30, 2017 and 2016, the six months ended June 30, 2017 and 2016 and the associated payable as of June 30, 2017 and December 31, 2016, which is recorded in due to related parties on the Company's Consolidated Balance Sheets (in thousands):

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Payable as of
	2017	2016	2017	2016	June 30, 2017	December 31, 2016
Total general and administrative expense reimbursement for services provided by the Former Advisor	$—	$549	$869	$1,128	$—	$522
Following the Initial Closing, all of the above fees and reimbursements are no longer payable to the Former Advisor as the Advisory Agreement has been terminated (See Note 3 - Brookfield Investment and Related Transactions).
Fees Paid to the Former Property Manager and Crestline

Prior to the Initial Closing, the Company paid a property management fee of up to 4.0% of the monthly gross receipts from the Company's properties to the Former Property Manager pursuant to property management agreements between the Company and the Former Property Manager. The Former Property Manager, in turn, paid a portion of the property management fees to Crestline or a third-party sub-property manager, as applicable. The Company also reimbursed Crestline or a third-party sub-property manager, as applicable, for property level expenses, as well as fees and expenses of such sub-property manager pursuant to the property management agreements. The Company did not, however, reimburse Crestline or any third-party sub-property manager for general overhead costs or for the wages and salaries and other employee-related expenses of employees of such sub-property managers, other than employees or subcontractors who are engaged in the on-site operation, management, maintenance or access control of the Company’s properties, and, in certain circumstances, who are engaged in off-site activities.

Prior to the Initial Closing, the Company also paid the Former Property Manager (which payment was assigned by the Former Property Manager to Crestline) an annual incentive fee equal to 15% of the amount by which the operating profit from the properties sub-managed by Crestline for such fiscal year (or partial fiscal year) exceeds 8.5% of the total investment of such properties pursuant to property management agreements with the Former Property Manager. There were no incentive fees incurred by the Company for the three months ended June 30, 2017 and $0.1 million for the six months ended June 30, 2017.
The table below shows the management fees (including incentive fees described above) and reimbursable expenses incurred by the Company pursuant to the property management agreements (and not payable to a third party sub-property manager) during three months ended June 30, 2017 and 2016, respectively, and the associated payable as of June 30, 2017 and December 31, 2016 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,		Payable as of
	2017	2016	2017	2016	June 30, 2017	December 31, 2016
Total management fees and reimbursable expenses incurred from Crestline	$—	$4,449	$4,291	$8,171	$—	$1,306
Total management fees incurred from Former Property Manager	$—	$2,293	$2,035	$4,239	$—	$532
Total	$—	$6,742	$6,326	$12,410	$—	$1,838
Following the Initial Closing, the Company no longer has any property management agreements with the Former Property Manager and instead contracts, directly or indirectly, through its taxable REIT subsidiaries, with Crestline and the other third-party property management companies that previously served as sub-property managers to manage the Company’s hotel properties pursuant to terms amended in connection with the consummation of the transactions contemplated by the Framework Agreement (See Note 3 - Brookfield Investment and Related Transactions). Further, following the sale of AR Global’s membership interest in Crestline in April 2017, Crestline is no longer under common control with AR Global and AR Capital.
Fees Paid in Connection with the Liquidation or Listing

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

Prior to the Initial Closing, the Company was required to pay the Former Advisor an annual subordinated performance fee calculated on the basis of the Company’s total return to stockholders, payable monthly in arrears, such that for any year in which the Company’s total return on stockholders’ capital exceeds 6.0% per annum, the Former Advisor was entitled to 15.0% of the excess total return but not to exceed 10.0% of the aggregate total return for such year. This fee was payable only upon the sale of assets, other disposition or refinancing of such assets, which results in the return on stockholders’ capital exceeding 6.0% per annum. The Former Advisor's right to receive this annual subordinated fee was terminated at the Initial Closing and no subordinated performance fees was payable in connection with the Initial Closing or for any prior time period.
Prior to the Initial Closing, the Company could pay a brokerage commission to the Former Advisor on the sale of property, not to exceed the lesser of 2.0% of the contract sale price of the property and 50.0% of the total brokerage commission paid if a third-party broker is also involved; provided, however, that in no event could the real estate commissions paid to the Former Advisor, its affiliates and unaffiliated third parties exceed the lesser of 6.0% of the contract sales price and a reasonable, customary and competitive real estate commission, in each case, payable to the Former Advisor if the Former Advisor or its affiliates, as determined by a majority of the independent directors, provided a substantial amount of services in connection with the sale. In connection with the sale of a hotel on October 14, 2016, the Company paid the Former Advisor a brokerage commission of approximately $0.3 million. The Former Advisor's right to receive this brokerage commission was terminated at the Initial Closing, and, except as set forth in the immediately prior sentence, no such commissions were payable in connection with the Initial Closing or for any prior time period.
Prior to the Initial Closing, the Former Special Limited Partner was entitled to receive a subordinated participation in the net sales proceeds of the sale of real estate assets of 15.0% of the remaining net sale proceeds after return of capital contributions to investors plus payment to investors of a 6.0% cumulative, pre-tax, non-compounded annual return on the capital contributed by investors. The Former Special Limited Partner was not entitled to the subordinated participation in net sale proceeds unless the Company’s investors have received a 6.0% cumulative non-compounded return on their capital contributions plus the return of their capital. The Former Special Limited Partner's right to receive this subordinated participation was forfeited at the Initial Closing and no such participation was payable in connection with the Initial Closing or for any prior time period.
Prior to the Initial Closing, if the common stock of the Company was listed on a national exchange, the Former Special Limited Partner would have been entitled to receive a subordinated incentive listing distribution of 15.0% of the amount by which the Company’s market value plus distributions exceeds the aggregate capital contributed by investors plus an amount equal to a 6.0% cumulative, pre-tax, non-compounded annual return on their capital contributions. The Former Special Limited Partner would not have been entitled to the subordinated incentive listing distribution unless investors have received a 6.0% cumulative, pre-tax non-compounded annual return on their capital contributions. The Former Special Limited Partner's right to receive this distribution was forfeited at the Initial Closing and no such distributions were payable in connection with the Initial Closing or for any prior time period.
Prior to the Initial Closing, in the event of a termination or non-renewal of the advisory agreement with the Former Advisor, with or without cause, the Former Special Limited Partner, through its controlling interest in the Former Advisor, was entitled to receive distributions from the OP equal to 15.0% of the amount by which the sum of the Company’s market value plus distributions exceeds the sum of the aggregate capital contributed by investors plus an amount equal to a 6.0% cumulative, pre-tax, non-compounded annual return to investors. The Former Special Limited Partner's right to receive this distribution was forfeited at the Initial Closing and no such distributions were payable in connection with the Initial Closing or for any prior time period.
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
At the Initial Closing, the Advisory Agreement was terminated and certain employees of the Former Advisor or its affiliates (including Crestline) who had been involved in the management of the Company’s day-to-day operations, including all of its executive officers, became employees of the Company. As a result of the Company becoming self-managed, the Company now

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

leases office space, has its own communications and information systems and directly employs a staff. The Company also terminated all of its other agreements with then current affiliates of the Former Advisor except for hotel-level property management agreements with Crestline and entered into a transition services agreement with each of the Former Advisor and Crestline, pursuant to which the Company would receive their assistance in connection with investor relations/shareholder services and support services for pending transactions in the case of the Former Advisor and accounting and tax related services in the case of Crestline until not later than June 29, 2017. Following sale of AR Global's membership interest in Crestline and the expiration of the transition services agreement with the Former Advisor, the transition services agreement with Crestline was terminated effective as of July 1, 2017, and the Company entered into a new annually renewable shared services agreement with Crestline pursuant to which Crestline now provides the Company with accounting, tax related, treasury, information technology and other administrative services.
Until the Initial Closing, the Former Advisor and its affiliates used their respective commercially reasonable efforts to assist the Company and its subsidiaries to take such actions as the Company and its subsidiaries reasonably deemed necessary to transition to self-management, including, but not limited to providing books and records, accounting systems, software and office equipment.
The Company expects to generate additional liquidity through the sale of Class C Units to the Brookfield Investor at Subsequent Closings (See Note 3 - Brookfield Investment and Related Transactions).

Note 15 - Impairments

Impairments of Long-Lived Assets

On June 19, 2017, the Company's board of directors approved the 2017 NAV, which was included in a Current Report on Form 8-K filed on the same day. The 2017 NAV was determined based in part on appraisals of each of the Company’s hotels as performed by an independent valuation firm. As a result of this process, certain reporting units (i.e. individual wholly-owned hotels) exhibited indicators of impairment as the carrying amount (inclusive of the allocation of goodwill) was greater than the appraised value used in connection with the 2017 NAV.

Upon identification of this impairment "triggering event," the Company performed a recoverability test in accordance with the provisions of Accounting Standards Codification section 360 - Property, Plant and Equipment. Based on the probability weighted undiscounted cash flows anticipated to be generated from each reporting unit from its operation and ultimate disposition over the intended holding periods, the Company determined that the carrying amount of all but two reporting units were recoverable.

The Company determined the aggregate fair values of these two hotels using market and discounted cash flow based methods to be $17.0 million, approximately $1.4 million less than the aggregate carrying amount of the hotels at June 30, 2017, of $18.4 million and recorded the impairment loss in the Consolidated Statements of Operations and Comprehensive Income (Loss). In connection the Company’s publishing of its initial Estimated Per-Share NAV during 2016, which was also a “triggering event,” the Company recorded an impairment in the second quarter ended June 30, 2016, of $2.4 million at one of its other hotels.

Impairment of Goodwill

As described in Note 4 - Business Combinations, the Company determined that the consummation of the transactions contemplated by the Framework Agreement on March 31, 2017 represented a business combination as defined by Accounting Standards Codification section 805 - Business Combinations. In applying the acquisition method of accounting, the Company recognized $31.6 million of goodwill as a result of the transaction. The Company allocated the goodwill recognized to each of its wholly-owned hotels based on its determination that each hotel is a reporting unit as defined in US GAAP.

Management determined that the performance of the recoverability test of the Company's reporting units (as described above in Impairments of Long-Lived Assets) represented a "triggering event" under ASC 350. As a result, an evaluation of impairment of the goodwill allocated to each reporting unit for which a fair value was less than the carrying amount was necessary. In performing this evaluation, the Company compared the fair value of the reporting unit to the carrying amount of such reporting unit including the allocation of goodwill. As required by ASC 350, as amended by ASU 2017-04, if the carrying

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

amount of the reporting unit exceeds its fair value, the Company will apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit's carrying amount over its fair value, not to exceed the total amount of goodwill allocated to such reporting unit.

As a result of the process described above, the Company has determined that approximately $16.1 million of goodwill allocated to 70 reporting units for which the fair value was less than the carrying amount is impaired. The range of goodwill impairment recorded by each reporting unit was from less than $0.1 million to $1.3 million, with an average impairment of $0.2 million. The Company has recorded a charge as a component of impairment of goodwill and long-lived assets in the Consolidated Statement of Operations and Comprehensive Income (Loss) for the three-months ended June 30, 2017.

Note 16 - Subsequent Events
The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q, and determined that there have not been any events that have occurred that would require adjustments to disclosures in the accompanying consolidated financial statements.

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

•	No public market currently exists, or may ever exist, for shares of our common stock, and our shares are, and may continue to be, illiquid.

•	All of the properties we own are hotels, and we are subject to risks inherent in the hospitality industry.

•	Increases in interest rates could increase the amount of our debt payments.

•	We have incurred substantial indebtedness, which may limit our future operational and financial flexibility.

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

Overview
We were incorporated on July 25, 2013 as a Maryland corporation and qualified as a REIT beginning with the taxable year ended December 31, 2014. We were formed primarily to acquire lodging properties in the midscale limited service, extended stay, select service, upscale select service, and upper upscale full service segments within the hospitality sector. As of June 30, 2017, we had acquired or had an interest in a total of 148 hotels with a total of 17,845 guest rooms located in 33 states. As of June 30, 2017, all but one of our hotels operated under a franchise or license agreement with a national brand owned by one of Hilton Worldwide, Inc., Marriott International, Inc., Hyatt Hotels Corporation, Intercontinental Hotels Group and Red Lion Hotels Corporation or one of their respective subsidiaries or affiliates.
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

On July 1, 2016, our board of directors approved an initial estimated net asset value per share of common stock (“Estimated Per-Share NAV”) equal to $21.48 based on an estimated fair value of our assets less the estimated fair value of our liabilities, divided by 36,636,016 shares of our common stock outstanding on a fully diluted basis as of March 31, 2016. On June 19, 2017, our board of directors approved an updated Estimated Per-Share NAV (the "2017 NAV") equal to $13.20 based on an estimated fair value of our assets less the estimated fair value of our liabilities, divided by 39,617,676 shares of common stock outstanding on a fully diluted basis as of March 31, 2017. We anticipate that we will publish an updated Estimated Per-Share NAV on at least an annual basis.

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
Substantially all of our business is conducted through the OP. Prior to the Initial Closing, we were the sole general partner and held substantially all of the units of limited partnership in the OP entitled “OP Units” ("OP Units"). As of June 30, 2017, the Brookfield Investor holds all the issued and outstanding Class C Units, representing $136.7 million in liquidation preference with respect to the OP that ranks senior in payment of distributions and in the distribution of assets to the OP Units held by us, and BSREP II Hospitality II Special GP, OP LLC (the “Special General Partner”) is the special general partner of the OP, with certain non-economic rights that apply if we are unable to redeem the Class C Units when required to do so, as described below. Class C Units are convertible into OP Units based on an initial conversion price of $14.75, subject to anti-dilution and other adjustments upon the occurrence of certain events and transactions. OP Units, in turn, are generally redeemable for shares of our common stock on a one-for-one-basis or the cash value of a corresponding number of shares, at our election, in accordance with the terms of the limited partnership agreement of the OP. Holders of Class C Units are also entitled to receive, with respect to each Class C Unit, a fixed, quarterly cumulative cash distribution at a rate of 7.50% per annum from legally available funds. If we fail to pay these cash distributions when due, the per annum rate will increase to 10% until all accrued and unpaid distributions required to be paid in cash are reduced to zero. Holders of Class C Units are also entitled to receive, with respect to each Class C Unit, a fixed, quarterly cumulative distribution payable in Class C Units at a rate of 5% per annum ("PIK Distributions"). If we fail to redeem the Brookfield Investor when required to do so pursuant to the limited partnership agreement of the OP, the 5% per annum PIK Distribution rate will increase to a per annum rate of 7.50% and would further increase by 1.25% per annum for the next four quarterly periods thereafter, up to a maximum per annum rate of 12.50%.
Without obtaining the prior approval of the majority of the then outstanding Class C Units, the OP is restricted from taking certain actions including equity issuances, debt incurrences, payment of dividends or other distributions, redemptions or repurchases of securities, property acquisitions and property sales and dispositions that do not meet transaction-size limits and other defined criteria and would be outside of the OP’s normal course of business. In addition, pursuant to the terms of the Redeemable Preferred Share, in addition to other governance and board rights, the Brookfield Investor has elected and has a continuing right to elect two directors (each, a "Redeemable Preferred Director") to our board of directors, and we are similarly restricted from taking the foregoing actions without the prior approval of at least one of the Redeemable Preferred Directors. Prior approval of at least one of the Redeemable Preferred Directors is also required to approve the annual business plan (including the annual operating and capital budget) required under the terms of the Redeemable Preferred Share (the "Annual Business Plan"), hiring and compensation decisions related to certain key personnel (including our executive officers) and various matters related to the structure and composition of our board of directors. These restrictions (collectively referred to herein as the “Brookfield Approval Rights”) are subject to certain exceptions and conditions, including that, after March 31, 2022, no prior approval will be required for equity issuances, debt incurrences and property sales if the proceeds therefrom are used to redeem the then outstanding Class C Units in full. Subject to certain limitations, the Brookfield Approval Rights are subject to temporary and permanent suspension in connection with any failure by the Brookfield Investor to purchase Class C Units at any Subsequent Closing as required pursuant to the SPA. In addition, the Brookfield Approval Rights will no longer apply if the liquidation preference applicable to all Class C Units held by the Brookfield Investor and its affiliates is reduced to $100.0 million or less due to the exercise by holders of Class C Units of their redemption rights under the limited partnership agreement of the OP.
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
At the Initial Closing, the Advisory Agreement was terminated and certain employees of the Former Advisor or its affiliates (including Crestline) who had been involved in the management of our day-to-day operations, including all of our executive officers, became our employees. Following the Initial Closing, we had approximately 25 full-time employees. The staff at our hotels are employed by our third-party hotel managers. At the Initial Closing, we also terminated all of our other agreements with then current affiliates of the Former Advisor except for our hotel-level property management agreements with Crestline and entered into a transition services agreement with each of the Former Advisor and Crestline, pursuant to which we will receive their assistance in connection with investor relations/shareholder services and support services for pending transactions in the case of the Former Advisor and accounting and tax related services in the case of Crestline until not later than June 29, 2017. Following the sale of AR Global's membership interest in Crestline and the expiration of the transition services agreement with the Former Advisor, the transition services agreement with Crestline was terminated effective as of July 1, 2017, and the Company entered into a new annually renewable shared services agreement with Crestline pursuant to which Crestline now provides the Company with accounting, tax related, treasury, information technology and other administrative services.
Prior to the Initial Closing, we, directly or indirectly through our taxable REIT subsidiaries, had entered into agreements with the Former Property Manager, which, in turn, had engaged Crestline or a third-party sub-property manager to manage our hotel properties. These agreements were intended to be coterminous, meaning that the term of our agreement with the Former Property Manager was the same as the term of the Former Property Manager’s agreement with the applicable sub-property manager for the applicable hotel properties, with certain exceptions. Following the Initial Closing, we no longer have any agreements with the Former Property Manager and instead contract, directly or indirectly through our taxable REIT subsidiaries, with Crestline and other third-party property management companies that previously served as sub-property managers to manage our hotel properties.

As of June 30, 2017, following the Initial Closing, 80 of the hotel assets we have acquired were managed by Crestline and 68 of the hotel assets we have acquired were managed by other property managers. As of June 30, 2017, our other property managers were Hampton Inns Management LLC and Homewood Suites Management LLC, affiliates of Hilton Worldwide Holdings Inc. (41 hotels), InnVentures IVI, LP (2 hotels), McKibbon Hotel Management, Inc. (21 hotels) and Larry Blumberg & Associates, Inc. (4 hotels).

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
Use of Estimates
The preparation of the accompanying consolidated financial statements in conformity with United States Generally Accepted Accounting Principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management makes significant estimates regarding purchase price allocations to record investments in real estate, the useful lives of real estate and real estate taxes, as applicable.
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
Below-Market Lease
The below-market lease intangible is based on the difference between the market rent and the contractual rent and is discounted to a present value using an interest rate reflecting our assessment of the risk associated with the leases assumed at acquisition. Acquired lease intangible assets are amortized over the remaining lease term. The amortization of a below-market lease is recorded as an increase to rent expense on the Consolidated Statements of Operations and Comprehensive Income(Loss).
Impairment of Long-Lived Assets and Investment in Unconsolidated Entities
When circumstances indicate the carrying amount of a property may not be recoverable, we review the asset for impairment. This review is based on an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property’s use and eventual disposition. The estimates consider factors such as expected future operating income, market and other applicable trends and residual value, as well as the effects of demand, competition and other factors. If an impairment exists due to the inability to recover the carrying amount of a property, an impairment loss will be recorded to the extent that the carrying amount exceeds the estimated fair value of the property. An impairment loss results in an immediate negative adjustment reflected in net income (See Note 15 - Impairments of Long-Lived Assets to our accompanying consolidated financial statements included in this Quarterly Report on Form 10-Q).

Assets Held for Sale (Long-Lived Assets)

When we initiate the sale of long-lived assets, we assess whether the assets meet the criteria to be considered assets held for sale. The review is based on whether the following criteria are met:

•	Management and our board of directors have committed to a plan to sell the asset group;

•	The subject assets are available for immediate sale in their present condition;

•	We are actively locating buyers as well as other initiatives required to complete the sale;

•	The sale is probable and the transfer is expected to qualify for recognition as a complete sale in one year;

•	The long-lived asset is being actively marketed for sale at a price that is reasonable in relation to fair value; and

•	Actions necessary to complete the plan indicate it is unlikely significant changes will be made to the plan or the plan will be withdrawn.

If all the criteria are met, a long-lived asset held for sale is measured at the lower of its carrying amount or fair value less cost to sell, and we will cease recording depreciation.
Goodwill

We allocate goodwill to each reporting unit. For our purposes, each of our wholly-owned hotels is considered a reporting unit. We test goodwill for impairment at least annually, or upon the occurrence of any "triggering events" if sooner, and we have elected to test for goodwill impairment during the quarter ended June 30 of each year. During the second quarter ended June 30, 2017, the we adopted ASU 2017-04, Intangibles - Goodwill and Other, which simplified the measurement of goodwill by eliminating Step 2 from the goodwill impairment test in the event that there is evidence of an impairment based on any "triggering events." We chose to adopt ASU 2017-04 in the second quarter ended June 30, 2017, as this was the first time we were required to test goodwill for impairment.

Upon the occurrence of any "triggering events," we are required to compare the fair value of each reporting unit to which goodwill has been allocated, to the carrying amount of such reporting unit including the allocation of goodwill. As required by Accounting Standards Codification section 350 - Intangibles - Goodwill and Other (ASC 350), as amended by ASU 2017-04, if the carrying amount of a reporting unit exceeds its fair value, we apply a one-step quantitative test and record the amount of goodwill impairment as the excess of the reporting unit's carrying amount over its fair value, not to exceed the total amount of goodwill allocated to such reporting unit.

During the three months ended March 31, 2017, we recognized $31.6 million as goodwill (See Note 4 - Business Combinations to our accompanying consolidated financial statements included in this Quarterly Report on Form 10-Q). During the three months ended June 30, 2017, we recorded an impairment of our goodwill of $16.1 million (See Note 15 - Impairments to our accompanying consolidated financial statements included in this Quarterly Report on Form 10-Q).
Variable Interest Entities

Accounting Standards Codification section 810 - Consolidation ("ASC 810"), contains the guidance surrounding the definition of variable interest entities ("VIE"), the definition of variable interests and the consolidation rules surrounding VIEs. In general, VIEs are entities in which equity investors lack the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. We have variable interests in VIEs through our investments in entities which own the Westin Virginia Beach Town Center (the "Westin Virginia Beach") and the Hilton Garden Inn Blacksburg.
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

We have concluded that we are the primary beneficiary, with the power to direct activities that most significantly impact its economic performance of the HGI Blacksburg JV, and have therefore consolidated the entity in our consolidated financial statements. We have concluded we are not the primary beneficiary with the power to direct activities that most significantly impact economic performance of the Westin Virginia Beach JV, and have therefore not consolidated the entity. We have accounted for the Westin Virginia Beach JV under the equity method of accounting and included it in investments in unconsolidated entities in the accompanying Consolidated Balance Sheets.
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
Fair Value Measurements
In accordance with Accounting Standards Codification section 820 - Fair Value Measurement, certain assets and liabilities are recorded at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability between market participants in an orderly transaction on the measurement date. The market in which the reporting entity would sell the asset or transfer the liability with the greatest volume and level of activity for the asset or liability is known as the principal market. When no principal market exists, the most advantageous market is used. This is the market in which the reporting entity would sell the asset or transfer the liability with the price that maximizes the amount that would be received or minimizes the amount that would be paid. Fair value is based on assumptions market participants would make in pricing the asset or liability. Generally, fair value is based on observable quoted market prices or derived from observable market data when such market prices or data are available. When such prices or inputs are not available, the reporting entity should use valuation models.
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
Class C Units
We initially measured the Class C Units at fair value net of issuance costs. We are required to accrete the carrying value of the Class C Units to the liquidation preference using the effective interest method over the five year period prior to the holder's redemption option becoming exercisable. However, if it becomes probable that the Class C Units will become redeemable prior to such date, we will adjust the carrying value of the Class C Units to the maximum liquidation preference.
Derivative Transactions
We at certain times enter into derivative instruments to hedge exposure to changes in interest rates. Our derivatives as of June 30, 2017, consisted of interest rate cap agreements, which we believe will help to mitigate our exposure to increasing borrowing costs under floating rate indebtedness. We have elected not to designate our interest rate cap agreements as cash flow hedges for accounting purposes. The impact of the interest rate caps for the three and six months ended June 30, 2017, to the consolidated financial statements was immaterial.
Pursuant to the SPA with the Brookfield Investor, we are obligated to issue additional Class C Units to the Brookfield Investor and this obligation is considered a contingent forward contract under Accounting Standards Codification section 480 - Distinguishing Liabilities from Equity and accounted for as a liability. The fair value of the contingent forward liability was initially recognized at zero since the contingent forward contract was executed at fair market value. We have determined the value has not changed from the issuance date of March 31, 2017. We will measure the contingent forward liability on a recurring basis until the underlying Class C Units are issued and any changes in fair value will be recognized through earnings. At the time that the underlying Class C Units are issued, the corresponding liability will be extinguished.

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
PIP renovation work has adversely impacted our operating results due to the disruptions to the operations of the hotels being renovated. Additionally, we have significant PIP renovation work that we will be required to make during the remainder of 2017 and in future years which will also adversely impact our operating results while renovation work is ongoing. Completed PIPs are expected to be accretive to our cash flow in subsequent periods. The 2017 NAV calculation includes estimates of future PIP costs and the impact of taking guest rooms out of service while PIP work is ongoing, reflecting greater certainty as to the timing, scope and cost of PIP work due to our negotiations with the brands and expected availability of cash from the capital commitment to purchase Class C Units made to us in January 2017 by the Brookfield Investor. The impact of the PIP estimates on our calculation of Estimated Per-Share NAV in future years is expected to diminish or be eliminated as our PIP work is completed.
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
Also in February 2016, we reinstated our obligation under a previously terminated agreement with Summit, to purchase ten hotels for an aggregate purchase price of $89.1 million from Summit, made a new purchase price deposit of $7.5 million with proceeds from the Summit Loan (the "Reinstatement Agreement"). Under the Reinstatement Agreement, Summit had the right to market and ultimately sell any or all of the hotels to be purchased to a bona fide third party purchaser without our consent at any time prior to the completion of any acquisition pursuant to the Reinstatement Agreement. In June 2016, Summit informed us that two of the ten hotels had been sold, thereby reducing the number of hotels that could be purchased under the Reinstatement Agreement to eight hotels for an aggregate purchase price of $77.2 million. In January 2017, in connection with our entry into the SPA, we extended the scheduled closing date of the acquisition of seven of the remaining hotels to April 27, 2017 (and October 24, 2017 in the case of the eighth hotel) and made an additional purchase price deposit of $3.0 million in the form of a new loan by Summit to us (the “Additional Loan”).
At the Initial Closing on March 31, 2017, we repaid the outstanding balance of the Summit Loan with $23.7 million of the proceeds from the sale of Class C Units. On April 27, 2017, we completed the April Acquisition of seven hotels from Summit for an aggregate purchase price of $66.8 million. Concurrent with the completion of the April Acquisition the Additional Loan was deemed repaid in full. Subsequently, Summit informed us that they have sold the eighth hotel to a third party, in connection with which our right and obligation to purchase this hotel was terminated in accordance with the terms of the Reinstatement Agreement.
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

Comparison of the Three Months Ended June 30, 2017 to the Three Months Ended June 30, 2016
Room revenues for the portfolio were $158.0 million for the three months ended June 30, 2017, compared to room revenues of $153.9 million for the three months ended June 30, 2016. The increase in room revenues was primarily driven by the impact of the April Acquisition of seven hotels from Summit and increased ADR.
The following table presents actual operating information of the hotels in our portfolio for the periods in which we have owned them.

	Three Months Ended
Total Portfolio	June 30, 2017	June 30, 2016
Number of rooms	17,845	17,351
Occ	80.4%	80.8%
ADR	$124.56	$122.78
RevPAR	$100.16	$99.20

Our results of operations only include the results of operations of the hotels we have acquired beginning on the date of each hotel's acquisition. The following table presents pro-forma operating information of the hotels in our portfolio as if we had owned each hotel in our portfolio as of June 30, 2017, for the full periods presented.

	Three Months Ended
Pro forma (148 hotels)	June 30, 2017	June 30, 2016
Number of rooms	17,845	17,845
Occ	80.4%	80.7%
ADR	$124.33	$122.24
RevPAR	$99.94	$98.65
RevPAR change	1.3%

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

	Three Months Ended
Pro forma hotels not under renovation (108 hotels)	June 30, 2017	June 30, 2016
Number of rooms	12,896	12,896
Occ	79.8%	81.1%
ADR	$122.10	$120.81
RevPAR	$97.42	$97.92
RevPAR change	(0.5)%
The pro-forma RevPAR growth rate for the three months ended June 30, 2017, compared to the three months ended June 30, 2016, increased by 1.3% due to an increase in ADR. Pro-forma RevPAR for our hotels not under renovation decreased 0.5% in the current period as compared to the prior year period, due to an decrease in occupancy.
Other non-room operating revenues for the portfolio include food and beverage, and other ancillary revenues such as conference center, market, parking, telephone and cancellation fees. Total non-room operating revenues, including the results of the hotels in our portfolio as if we had owned each hotel in our portfolio for the three months ended June 30, 2017, and the three months ended June 30, 2016, decreased 4.5% over the prior year period driven primarily by lower other ancillary revenue.
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

•
Management fees: Base management fees paid are computed as a percentage of gross revenue. Beginning as of the Initial Closing, the base management fees were reduced from up to 4% to up to 3%. Incentive management fees may be paid when operating profit or other performance metrics exceed certain threshold levels. Asset management fees payable under the Advisory Agreement, which was terminated at the Initial Closing, were computed as a percentage of the lower of the cost or the fair market value of our assets.

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

Total hotel operating expenses (which exclude acquisition and transaction costs, general and administrative, depreciation and amortization and impairment of long-lived assets), including the results of the hotels in our portfolio as if we had owned each hotel in our portfolio for the three months ended June 30, 2017, and the three months ended June 30, 2016, decreased approximately 4.3% over the prior year period primarily due to the reduction in base property management fees and the elimination of asset management fees effective as of the Initial Closing, partially offset by an increase in rooms expense.
Acquisition and transaction related costs increased $0.3 million for the three months ended June 30, 2017, compared to the prior year period, due to costs associated with the April Acquisition of seven hotels from Summit.
General and administrative increased approximately $3.7 million for the three months ended June 30, 2017, compared to the prior year period, primarily due to certain one-time costs associated with our transition to self-management and the April

2017 refinancing transactions, and the commencement of payment of employee salaries and benefits following our transition to a self-managed company.
Depreciation and amortization increased approximately $0.3 million for the three months ended June 30, 2017, compared to the prior year period, due to completed PIPs and acquisitions.
Impairment of goodwill and long-lived assets increased approximately $15.0 million for the three months ended June 30, 2017, compared to the prior year period. For the three months ended June 30, 2017, a $16.1 million impairment was recorded related to goodwill, and a $1.4 million impairment was recorded related to the long-lived assets of two hotels. For the three months ended June 30, 2016, a $2.4 million impairment was recorded related the long-lived assets of one other hotel. See Note 15 - Impairments to our accompanying consolidated financial statements included in this Quarterly Report on Form 10-Q for further details.
Interest expense increased $3.1 million for the three months ended June 30, 2017, compared to the prior year period, primarily driven by the write-off of deferred financing costs associated with the SN Term Loan that was refinanced in April 2017 and higher amortization of deferred financing costs as a result of higher total deferred financing costs on the new loans from the April 2017 refinancing transactions.
Other income (expense) changed by approximately $0.3 million for the three months ended June 30, 2017, compared to the prior year period, primarily due to the change in the fair value associated with the contingent consideration payable in the three months ended June 30, 2016, in connection with the acquisition of the Barceló Portfolio.
Comparison of the Six Months Ended June 30, 2017 to the Six Months Ended June 30, 2016
Room revenues were $293.6 million for the six months ended June 30, 2017, compared to room revenues of $281.3 million for the six months ended June 30, 2016. The increase in room revenues was primarily due to our acquisitions of the hotels from Summit that were completed during the first quarter of 2016 (six hotels) and the second quarter of 2017 (seven hotels), and increased occupancy and ADR.
The following table presents actual operating information of the hotels in our portfolio for the periods in which we owned them.

	Six Months Ended
Total Portfolio	June 30, 2017	June 30, 2016
Number of rooms	17,845	17,351
Occ	76.6%	75.2%
ADR	$123.53	$121.48
RevPAR	$94.63	$91.37
Our results of operations only include the results of operations of the hotels we have acquired beginning on the date of each hotel's acquisition. The following table presents pro-forma operating information of the hotels in our portfolio as if we had owned each hotel in our portfolio as of June 30, 2017, for the full periods presented. The information in the table includes the hotels that were under renovation within the six months ended June 30, 2017.

	Six Months Ended
Pro forma (148 hotels)	June 30, 2017	June 30, 2016
Number of rooms	17,845	17,845
Occ	76.5%	75.3%
ADR	$123.03	$120.86
RevPAR	$94.12	$90.98
RevPAR change	3.4%
The following table presents pro-forma operating information of the hotels in our portfolio as if we had owned each hotel in our portfolio for the full periods presented, further adjusted to exclude the impact of 40 hotels that were classified as under renovation within the six months ended June 30, 2017.

	Six Months Ended
Pro forma hotels not under renovation (108 hotels)	June 30, 2017	June 30, 2016
Number of rooms	12,896	12,896
Occ	76.0%	76.4%
ADR	$121.03	$119.75
RevPAR	$92.02	$91.50
RevPAR change	0.6%

Pro-forma RevPAR for the six months ended June 30, 2017, compared to the six months ended June 30, 2016, increased by 3.4% due to an increase in ADR and occupancy. Pro-forma RevPAR for our hotels not under renovation increased 0.6% in the current period as compared to the prior year period, driven by an increase in ADR, partially offset by a decrease in occupancy.
Other non-room operating revenues for the portfolio include food and beverage, and other ancillary revenues such as conference center, market, parking, telephone and cancellation fees. Total non-room operating revenues, including the results of the hotels in our portfolio as if we had owned each hotel in our portfolio for the six months ended June 30, 2017, and the six months ended June 30, 2016, decreased approximately 1.2% over the prior year period primarily driven by lower food and beverage revenue.
Total operating expenses (which exclude acquisition and transaction costs, general and administrative, depreciation and amortization and impairment of long-lived assets), including the results of the hotels in our portfolio as if we had owned each hotel in our portfolio for the six months ended June 30, 2017, and the six months ended June 30, 2016, decreased approximately 0.6% over the prior year period primarily due to the reduction in base property management fees and elimination of asset management fees effective as of the Initial Closing, partially offset by an increase in rooms expense.
Acquisition and transaction related costs decreased approximately $24.8 million for the six months ended June 30, 2017, compared to the prior year period. Acquisition and transaction related costs for the six months ended June 30, 2017 were due to costs associated with the April Acquisition of seven hotels from Summit. Acquisition and transaction related costs for the six months ended June 30, 2016, were attributable to costs associated with the the acquisition of the Third Summit Portfolio and forfeited deposits related to terminated acquisitions of approximately $22.0 million.
General and administrative increased approximately $2.3 million for the six months ended June 30, 2017, compared to the prior year period, primarily due to certain one-time costs associated with our transition to self-management and the April 2017 refinancing transactions, and the commencement of payment of employee salaries and benefits following our transition to a self-managed company.
Depreciation and amortization increased approximately $2.9 million for the six months ended June 30, 2017, compared to the prior year period, due to completed PIPs and acquisitions.
Impairment of goodwill and long-lived assets increased approximately $15.0 million for the six months ended June 30, 2017, compared to the prior year period. For the six months ended June 30, 2017, a $16.1 million impairment was recorded related to goodwill, and a $1.4 million impairment was recorded related to the long-lived assets of two hotels. For the six months ended June 30, 2016, a $2.4 million impairment was recorded related the long-lived assets of one other hotel. See Note 15 - Impairments to our accompanying consolidated financial statements included in this Quarterly Report on Form 10-Q for further details.
Interest expense increased approximately $3.3 million for the six months ended June 30, 2017, compared to the prior year period, primarily driven by the write-off of deferred financing costs associated with the SN Term Loan that was refinanced in April 2017 and higher amortization of deferred financing costs as a result of higher total deferred financing costs on the new loans from the April 2017 refinancing transactions.
Other income (expense) changed by approximately $0.9 million for the six months ended June 30, 2017, compared to the prior year period, primarily due to the loss recorded in the prior year period related to the change in the fair value associated with the contingent consideration payable due in connection with the acquisition of the Barceló Portfolio.
Hotel EBITDA
This section includes disclosures with respect to hotel earnings before interest, taxes and depreciation and amortization ("Hotel EBITDA"), which is a non-GAAP financial measure. A description of Hotel EBITDA and a reconciliation to the most directly comparable GAAP measure, which is net income (loss) attributable to common stockholders, is provided below.

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
The following table reconciles our net loss attributable to common stockholders in accordance with GAAP to Hotel EBITDA for the three and six months ended June 30, 2017, and for the three and six months ended June 30, 2016:

	For the Three Months Ended June 30, 2017	For the Three Months Ended June 30, 2016	For the Six Months Ended June 30, 2017	For the Six Months Ended June 30, 2016
Net loss attributable to common stockholders	$(27,255)	$(7,024)	$(47,934)	$(50,981)
Deemed dividend related to beneficial conversion feature of Class C Units	—	—	4,535	—
Dividends on Class C Units	4,312	—	4,312	—
Accretion of Class C Units	541	—	541	—
Net loss before dividends and accretion (in accordance with GAAP)	(22,402)	(7,024)	(38,546)	(50,981)
Less: Net income attributable to non-controlling interest	63	83	83	126
Net loss and comprehensive loss (in accordance with GAAP)	$(22,339)	$(6,941)	$(38,463)	$(50,855)
Depreciation and amortization	25,911	25,571	52,055	49,124
Impairment of goodwill and long-lived assets	17,442	2,399	17,442	2,399
Interest expense	25,911	22,813	49,291	45,946
Acquisition and transaction related costs	462	212	498	25,277
Other income (expense)	(25)	303	(37)	854
Equity in earnings of unconsolidated entities	(179)	(181)	(150)	(121)
General and administrative	6,915	3,201	9,841	7,495
Income taxes	1,676	1,901	433	1,298
Hotel EBITDA	$55,774	$49,278	$90,910	$81,417

Cash Flows
Net cash provided by operating activities was $36.4 million for the six months ended June 30, 2017. Cash provided by operating activities was positively impacted primarily by increases in accounts payable and accrued expenses, partially offset by increases in prepaid expenses and other assets and restricted cash.

Net cash used in investing activities was $129.2 million for the six months ended June 30, 2017, primarily attributable to the Summit acquisition of seven hotels, capital investments in our properties, an increase in restricted cash and payment of cash consideration related to the Property Management Transactions (as defined in Note 3 - Brookfield Investment and Related Transactions to our accompanying consolidated financial statements included in this Quarterly Report on Form 10-Q).
Net cash flow provided by financing activities was $117.2 million for the six months ended June 30, 2017. Cash provided by financing activities was primarily impacted by the net proceeds from the sale of Class C Units at the Initial Closing as well as the refinancing of the Assumed Grace Indebtedness and the SN Term Loan, partially offset by the use of a portion of those net proceeds to partially redeem the Grace Preferred Equity Interests and repay the Summit Loan in full.
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
Liquidity and Capital Resources
As of June 30, 2017, we had cash on hand of $67.2 million. Under certain of our debt obligations, we are required to maintain minimum liquidity of $15.0 million to comply with financial covenants, and we expect to satisfy this covenant through liquidity we maintain at individual hotels as well as through other sources.
As of June 30, 2017, we had principal outstanding of $1.5 billion under our indebtedness plus an additional $242.9 million in liquidation value of Grace Preferred Equity Interests (which are treated as indebtedness for accounting purposes), most of which was incurred in acquiring the properties we currently own. As of June 30, 2017, we were required to redeem 50.0% of the Grace Preferred Equity Interests originally issued, or an additional $19.4 million in liquidation value, by February 27, 2018, and we are required to redeem the remaining $223.5 million in liquidation value by February 27, 2019.
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
In April 2017, we refinanced $895.4 million principal amount then outstanding under the the Assumed Grace Indebtedness with new mortgage and mezzanine loans encumbering 87 of those properties (the “87-Pack Loans”). The 87-Pack Loans have an aggregate principal amount of $915.0 million and mature in May 2019, subject to three one-year extension rights. Also in April 2017, we refinanced $235.5 million principal amount then outstanding under the SN Term Loan secured by 20 of our hotels that was scheduled to mature in August 2018, with a new term loan secured by those hotels as well as the seven hotels acquired in the April Acquisition and one unencumbered hotel from our existing portfolio (the “Refinanced Term Loan”). The Refinanced Term Loan has an aggregate principal amount of $310.0 million and matures in May 2019, subject to three one-year extension rights.

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
On April 27, 2017, we completed the April Acquisition of seven hotels from Summit for an aggregate purchase price of $66.8 million, and $26.9 million of the purchase price was funded with proceeds from the Initial Closing pursuant to the SPA. The remaining amount was funded by (i) $33.4 million in net proceeds from the Refinanced Term Loan and (ii) $6.5 million previously paid by us as an earnest money deposit. Additionally, during the quarter ended June 30, 2017, Summit informed us that they sold the eighth hotel that we had been obligated to purchase to a third party, and our right and obligation to purchase this hotel was terminated in accordance with the terms of the Reinstatement Agreement.
In addition to paying this amount and the principal outstanding under the indebtedness being financed, the net proceeds from the Refinanced Term Loan were also used to pay in full the $4.6 million in contingent consideration payable with respect to one of our prior acquisitions and to fund $30.0 million in a reserve under the 87-Pack Loans in order to fund expenditures for work required to be performed under PIPs required by hotels securing the 87-Pack Loans. This reserve is in addition to (not a replacement of) ongoing obligations under the 87-Pack Loans and the Refinancing Term Loan, which are similar to obligations that were applicable under the indebtedness that was refinanced, to reserve certain amounts to fund capital expenditures required pursuant to our PIPs. The 87-Pack Loans also provides for certain additional amounts to be deposited in reserve accounts, into which $1.0 million of the proceeds from the 87-Pack Loans was deposited.
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
As of June 30, 2017, our loan-to-value ratio was 70.0% including the Grace Preferred Equity Interests, which are treated as indebtedness for accounting purposes, and our loan-to-value ratio excluding the Grace Preferred Equity Interests was 60.3%.
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
Prior to our entry into agreements related to our acquisition and financing activities during 2014 and 2015, a majority of our independent directors waived the total portfolio leverage requirement of our charter with respect to acquisition and financing activities should such total portfolio leverage exceed 300% of our total "net assets" in connection with such acquisition and financing activities. Our total portfolio leverage (which includes the Grace Preferred Equity Interests) has significantly exceeded this 300% limit at times. As of June 30, 2017, our total portfolio leverage was 199%.

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

In March 2016, our board of directors changed the distribution policy, such that distributions paid with respect to April 2016, were paid in shares of common stock instead of cash to all stockholders, and not at the election of each stockholder. Accordingly, we paid a cash distribution to stockholders of record each day during the quarter ended March 31, 2016, but any distributions for subsequent periods were paid in shares of common stock. Distributions for the quarter ended June 30, 2016 were paid in common stock in an amount equivalent to $1.70 per annum, divided by $23.75.
On July 1, 2016, in connection with its initial determination of Estimated Per-Share NAV, our board of directors revised the amount of the distribution to $1.46064 per share per annum, equivalent to a 6.80% annual rate based on the Estimated Per-Share NAV at that time. Distributions for the period from July 1, 2016 to December 31, 2016 were paid in shares of common stock in an amount equal to 0.000185792 per share per day, or $1.46064 per annum, divided by $21.48.
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
Also commencing on June 30, 2017, holders of Class C Units are also entitled to receive, with respect to each Class C Unit, a fixed, quarterly, cumulative distribution payable in Class C Units at a rate of 5% per annum. If we fail to redeem the Brookfield Investor when required to do so pursuant to the limited partnership agreement of the OP, the 5% per annum PIK Distribution rate will increase to a per annum rate of 7.50%, and would further increase by 1.25% per annum for the next four quarterly periods thereafter, up to a maximum per annum rate of 12.5%.
The number of Class C Units delivered in respect of the PIK Distributions on any distribution payment date is equal to the number obtained by dividing the amount of PIK Distribution by $14.75.

Following the Initial Closing, the holders of Class C Units are also entitled to tax distributions under the certain limited circumstances described in the limited partnership agreement of the OP.
On June 30, 2017, we paid $2.6 million in cash distributions and issued 116,949.15 Class C Units with respect to the 9,152,542.37 Class C Units as of that date. The cash distributions were funded from cash flow from operations.
The following table shows the sources for the payment of cash distributions to common stockholders for the periods presented (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
Distributions:
Cash distributions paid	$—		$2,883		$—		$11,206
Cash distributions reinvested	—		2,387		—		9,461
Total distributions	$—		$5,270		$—		$20,667
Source of distribution coverage:
Cash flows provided by operations	$—	—%	$—	—%	$—	—%	$—	—%
Offering proceeds from issuance of common stock	$—	—%	$2,883	54.7%	$—	—%	$11,206	54.2%
Offering proceeds reinvested in common stock issued under DRIP	$—	—%	$2,387	45.3%	$—	—%	$9,461	45.8%
Total sources of distributions	$—	—%	$5,270	100.0%	$—	—%	$20,667	100.0%
Cash flows provided by operations (GAAP)	$27,445		$11,303		$36,372		$22,196
Net income (loss) (GAAP)	$(22,339)		$(6,941)		$(38,463)		$(50,855)

For the period from our inception in July 2013 through May 2016 when we commenced paying distributions in common stock, we paid cash distributions, all of which were funded with proceeds from our IPO and proceeds realized from the sale of common stock issued pursuant to our DRIP.
The below table shows the total distributions paid on shares outstanding in shares of our common stock valued at $21.48 price per share for the period ended June 30, 2017 (in thousands).

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

Contractual Obligations
We have the following contractual obligations as of June 30, 2017:
Debt Obligations:
The following is a summary of our mortgage notes payable obligations as of June 30, 2017 (in thousands):

	Total	2017	2018-2020	2021	Thereafter
Principal payments due on mortgage notes payable	$1,513,000	$—	$288,000	$—	$1,225,000
Interest payments due on mortgage notes payable	290,888	28,480	190,214	51,067	21,127
Total	$1,803,888	$28,480	$478,214	$51,067	$1,246,127
Mortgage notes payable due dates assume exercise of all borrower extension options.
The following is a summary of our promissory notes payable obligations as of June 30, 2017 (in thousands):

	Total	2017	2018-2020	2021	Thereafter
Principal payments due on promissory notes payable	$3,000	$2,000	$1,000	$—	$—
Total	$3,000	$2,000	$1,000	$—	$—
The following is a summary of the Grace Preferred Equity Interests, our mandatorily redeemable preferred securities, as of June 30, 2017 (in thousands):

	Total	2017	2018-2020	2021	Thereafter
Mandatory redemptions due on mandatorily redeemable preferred securities	$242,938	$—	$242,938	$—	$—
Monthly distributions due on mandatorily redeemable preferred securities	30,943	8,506	22,437	—	—
Total	$273,881	$8,506	$265,375	$—	$—

Class C Unit Obligations:
The following table reflects the cash distributions on the Class C Units due from us over the next five years and thereafter for our arrangements as of June 30, 2017 (in thousands):

	Total	2017	2018-2020	2021	Thereafter
Distributions on Class C Units	$55,453	$5,275	$34,353	$12,644	$3,181
The foregoing summary includes PIK Distributions associated with Class C Units issued at the Initial Closing but does not include the impact of Class C Units that may be issued at Subsequent Closings or their associated PIK Distributions.
Lease Obligations:
The following table reflects the minimum base rental cash payments due from us over the next five years and thereafter for our arrangements as of June 30, 2017 (in thousands):

	Total	2017	2018-2020	2021	Thereafter
Lease payments due	$105,260	$2,537	$15,709	$5,271	$81,743
Property Improvement Plan Reserve Deposits:
The following table reflects estimated PIP reserve deposits that are required under our mortgage debt obligations over the next five years as of June 30, 2017 (in thousands):

	Total	2017	2018-2020	2021	Thereafter
PIP reserve deposits due	$73,340	$28,738	$44,602	$—	$—

Related Party Transactions and Agreements
See Note 13 - Related Party Transactions and Arrangements to our consolidated financial statements included in this report.

Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
The market risk associated with financial instruments and derivative financial instruments is the risk of loss from adverse changes in market prices or interest rates. Our long-term debt, which consists of secured financings, bears interest at fixed and variable rates. Our interest rate risk management objectives are to limit the impact of interest rate changes in earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, from time to time, we may enter into interest rate hedge contracts such as cap agreements, swaps, collars and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. We would not hold or issue these derivative contracts for trading or speculative purposes.
As of June 30, 2017 we had not fixed the interest rate for $1.2 billion of our secured variable-rate debt. As a result, we are subject to the potential impact of rising interest rates, which could negatively impact our profitability and cash flows. In order to mitigate our exposures to changes in interest rates, we have entered into interest rate cap agreements with respect to all $1.2 billion of our variable-rate debt. The estimated impact on our annual results of operations, of an increase of 100 basis points in interest rates, would be to increase or decrease annual interest expense by approximately $12.4 million. The estimated impact assumes no changes in our capital structure. As the information presented above includes only those exposures that exist as of June 30, 2017, it does not consider those exposures or positions that could arise after that date. The information represented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.

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
Other than the implementation of the remediation plan described below, there were no changes in internal control over financial reporting during the second quarter of 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management has taken a number of steps to remediate the underlying causes of the material weakness described above, including the following:

•	Evaluated the processes surrounding the monitoring and oversight of the compliance of financial covenants and determined that new and improved processes were warranted and implemented these processes;

•	Instituted an additional level of review and analysis of covenant compliance calculations and enhanced ongoing monitoring and forecasting of such compliance;

•	Enhanced procedures regarding the reporting by management to our board of directors and audit committee regarding financial covenant calculation and compliance; and

•	Engaged in a thorough review of all debt agreements and provided additional tools for key personnel to track covenant compliance requirements.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
We did not sell any equity securities that were not registered under the Securities Act during the quarter ended June 30, 2017, except with respect to which information has been included in a Current Report on Form 8-K.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
None.
Item 5. Other Information.
None.

Item 6. Exhibits.
EXHIBIT INDEX
The following exhibits are included in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 (and are numbered in accordance with Item 601 of Regulation S-K).

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

10.2(1)
Mezzanine Loan Agreement, dated as of April 28, 2017, by and among HIT Portfolio I Mezz, LP, as borrower, HIT Portfolio I TRS Holdco, as leasehold pledgor, and Deutsche Bank AG, New York Branch, Citigroup Global Markets Realty Corp., and JPMorgan Chase Bank, National Association, collectively, as lender.

10.3(1)
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

10.4(1)
Guaranty of Recourse Obligations by Hospitality Investors Trust Operating Partnership, LP and Hospitality Investors Trust, Inc. to and for the benefit of Deutsche Bank AG, New York Branch, Citigroup Global Markets Realty Corp. and JPMorgan Chase Bank, National Association, dated as of April 28, 2017.

10.5(1)
Guaranty of Recourse Obligations by Hospitality Investors Trust Operating Partnership, LP and Hospitality Investors Trust, Inc. to and for the benefit of Deutsche Bank AG, New York Branch, Citigroup Global Markets Realty Corp. and JPMorgan Chase Bank, National Association, dated as of April 28, 2017.

10.6(1)
Environmental Indemnity Agreement, dated as of April 28, 2017, on behalf of Hospitality Investors Trust, Inc., Hospitality Investors Trust Operating Partnership, L.P. and the Entities Listed on Schedule I, as indemnitors, in favor of Deutsche Bank AG, New York Branch, Citigroup Global Markets Realty Corp. and JPMorgan Chase Bank, National Association, as indemnitee.

10.7(1)
Environmental Indemnity Agreement, dated as of April 28, 2017, on behalf of Hospitality Investors Trust, Inc., Hospitality Investors Trust Operating Partnership, L.P. and the Entities Listed on Schedule I, as indemnitors, in favor of Deutsche Bank AG, New York Branch, Citigroup Global Markets Realty Corp. and JPMorgan Chase Bank, National Association, as indemnitee.

10.8*
First Amendment to Loan Agreement dated as of May 17, 2017 by and among the Entities Listed on Schedule 1-A thereto, collectively, as borrower, and the Entities Listed on Schedule 1-B thereto, collectively, as operating lessee and Deutsche Bank AG, New York Branch, Citigroup Global Markets Realty Corp., and JPMorgan Chase Bank, National Association, collectively, as lender

10.9*
Note Consolidation and Splitter and Loan Modification Agreement dated as of May 24, 2017 by and among HIT Portfolio I Mezz, LP, as borrower, HIT Portfolio I TRS Holdco, as leasehold pledgor, and Deutsche Bank AG, New York Branch, Citigroup Global Markets Realty Corp., and JPMorgan Chase Bank, National Association, collectively, as lender

10.10*
Amendment No. 1 to Second Amended and Restated Term Loan Agreement dated as of June 29, 2017 by and among the Borrowers Party thereto, as borrowers, Hospitality Investors Trust, Inc. and Hospitality Investors Trust Operating Partnership, L.P., as guarantors, and Citibank, N.A., as administrative agent and as collateral agent

10.11*
First Amendment to Amended and Restated Agreement of Limited Partnership of Hospitality Investors Trust Operating Partnership, L.P. dated as of July 10, 2017, by Hospitality Investors Trust, Inc., as general partner

10.12*	Form of Restricted Share Unit Award Agreement (Non-Employee Directors)
10.13*	Form of Restricted Share Award Agreement (Non-Employee Directors)
31.1*	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit No.	Description
32*
Written statements of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*
XBRL (eXtensible Business Reporting Language). The following materials from Hospitality Investors Trust, Inc. Quarterly Report on Form 10-Q for the three months ended June 30, 2017, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statements of Changes in Stockholders' Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

* Filed herewith
(1) Filed as an exhibit to the Company's Form 8-K filed with the SEC on May 3, 2017.

HOSPITALITY INVESTORS TRUST, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOSPITALITY INVESTORS TRUST, INC.

Dated: August 10, 2017	By: /s/ Jonathan P. Mehlman Name: Jonathan P. Mehlman Title: Chief Executive Officer and President (Principal Executive Officer)
Dated: August 10, 2017	By: /s/ Edward T. Hoganson Name: Edward T. Hoganson Title: Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)