Form 10-Q
period 2017-09-30
Hospitality Investors Trust, Inc.
filed 2017-11-13
CIK 1583077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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

The number of shares of the registrant's common stock, $0.01 par value, outstanding as of November 1, 2017 was 39,618,833.

Page
PART I
Item 1. Financial Statements	1
Consolidated Balance Sheets as of September 30, 2017 (Unaudited) and December 31, 2016	1
Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited) for the Three Months Ended September 30, 2017 and the Three Months Ended September 30, 2016 and for the Nine Months Ended September 30, 2017 and the Nine Months Ended September 30, 2016	3
Consolidated Statement of Changes in Equity (Unaudited) for the Nine Months Ended September 30, 2017	4
Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2017 and for the Nine Months Ended September 30, 2016	5
Notes to Consolidated Financial Statements (Unaudited)	7
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	40
Item 3. Quantitative and Qualitative Disclosures About Market Risk	59
Item 4. Controls and Procedures	59
PART II
Item 1. Legal Proceedings	60
Item 1A. Risk Factors	60
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	60
Item 3. Defaults Upon Senior Securities	60
Item 4. Mine Safety Disclosures	60
Item 5. Other Information	60
Item 6. Exhibits	61
Signatures	62

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

HOSPITALITY INVESTORS TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)

	September 30, 2017	December 31, 2016
	(unaudited)
ASSETS
Real estate investments:
Land	$344,365	$339,819
Buildings and improvements	1,906,168	1,838,594
Furniture, fixtures and equipment	221,553	212,994
Total real estate investments	2,472,086	2,391,407
Less: accumulated depreciation and amortization	(234,131)	(169,486)
Total real estate investments, net	2,237,955	2,221,921
Cash and cash equivalents	70,310	42,787
Assets held for sale	17,030	—
Acquisition deposits	—	7,500
Restricted cash	68,090	35,050
Investments in unconsolidated entities	3,628	3,490
Below-market lease asset, net	9,528	9,827
Prepaid expenses and other assets	35,255	32,836
Goodwill	15,282	—
Total Assets	$2,457,078	$2,353,411
LIABILITIES, NON-CONTROLLING INTEREST AND EQUITY
Mortgage notes payable, net	1,492,866	1,410,925
Promissory notes payable, net	2,000	23,380
Mandatorily redeemable preferred securities, net	241,620	288,265
Accounts payable and accrued expenses	70,311	68,519
Due to related parties	—	2,879
Total Liabilities	$1,806,797	$1,793,968

Commitments and Contingencies
Contingently Redeemable Class C Units in operating partnership; 9,387,935 units issued and outstanding ($138,472 liquidation preference)	$125,704	$—

Stockholders' Equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, one and zero shares issued and outstanding, respectively	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized, 39,618,833 and 38,493,430 shares issued and outstanding, respectively	396	385
Additional paid-in capital	872,400	843,149
Deficit	(350,858)	(286,852)
Total equity of Hospitality Investors Trust, Inc. stockholders	521,938	556,682
Non-controlling interest - consolidated variable interest entity	2,639	2,761
Total Stockholders' Equity	$524,577	$559,443
Total Liabilities, Contingently Redeemable Class C Units, Non-controlling Interest and Equity	$2,457,078	$2,353,411

The accompanying notes are an integral part of these statements.

HOSPITALITY INVESTORS TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except for share and per share data)
(Unaudited)

	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
Revenues
Rooms	$159,423	$153,182	$453,073	$434,455
Food and beverage	4,607	4,850	15,174	15,422
Other	3,211	3,426	9,709	9,964
Total revenue	167,241	161,458	477,956	459,841
Operating expenses
Rooms	39,385	36,958	112,218	104,984
Food and beverage	3,981	4,089	12,206	12,226
Management fees	4,606	11,030	19,649	32,061
Other property-level operating expenses	64,787	58,768	185,210	175,492
Acquisition and transaction related costs	—	(7)	498	25,270
General and administrative	4,389	5,128	14,230	12,623
Depreciation and amortization	26,464	25,788	78,519	74,912
Impairment of goodwill and long-lived assets	5,396	—	22,838	2,399
Rent	1,625	1,945	4,906	4,993
Total operating expenses	150,633	143,699	450,274	444,960
Operating income	$16,608	$17,759	$27,682	$14,881
Interest expense	(24,728)	(23,087)	(74,019)	(69,033)
Other income (expense)	15	(542)	52	(1,396)
Equity in earnings of unconsolidated entities	231	286	381	407
Total other expenses, net	(24,482)	(23,343)	(73,586)	(70,022)
Net loss before taxes	$(7,874)	$(5,584)	$(45,904)	$(55,141)
Income taxes	1,105	948	1,538	2,246
Net loss and comprehensive loss	$(8,979)	$(6,532)	$(47,442)	$(57,387)
Less: Net income attributable to non-controlling interest	154	152	237	278
Net loss before dividends and accretion	$(9,133)	$(6,684)	$(47,679)	$(57,665)
Deemed dividend related to beneficial conversion feature of Class C Units	—	—	(4,535)	—
Dividends on Class C Units (cash and PIK)	(4,369)	—	(8,681)	—
Accretion of Class C Units	(556)	—	(1,097)	—
Net loss attributable to common stockholders	$(14,058)	$(6,684)	$(61,992)	$(57,665)

Basic and Diluted net loss attributable to common stockholders per common share	$(0.35)	$(0.17)	$(1.58)	$(1.49)

Basic and Diluted weighted average common shares outstanding	39,611,261	38,788,041	39,346,904	38,712,378

The accompanying notes are an integral part of these statements.

HOSPITALITY INVESTORS TRUST, INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(In thousands, except for share data)
(Unaudited)

	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Deficit	Total Equity of Hospitality Investors Trust, Inc. Stockholders	Non-controlling Interest	Total Non-controlling Interest and Equity
Balance, December 31, 2016	38,493,430	$385	$843,149	$(286,852)	$556,682	$2,761	$559,443
Issuance of common stock, net	809,799	8	11,978	—	11,986	—	11,986
Net loss before dividends and accretion	—	—	—	(47,679)	(47,679)	—	(47,679)
Net income attributable to non-controlling interest	—	—	—	—	—	237	237
Dividends paid or declared	315,604	3	6,776	(2,014)	4,765	(359)	4,406
Deemed dividend related to beneficial conversion feature of Class C Units	—	—	4,535	(4,535)	—	—	—
Cash distributions on Class C Units	—	—	—	(5,208)	(5,208)	—	(5,208)
Accretion on Class C Units	—	—	—	(1,097)	(1,097)	—	(1,097)
PIK distributions on Class C Units	—	—	—	(3,473)	(3,473)	—	(3,473)
Share-based payments	—	—	140	—	140	—	140
Waiver of obligation from Former Advisor	—	—	5,822	—	5,822	—	5,822
Balance, September 30, 2017	39,618,833	$396	$872,400	$(350,858)	$521,938	$2,639	$524,577

The accompanying notes are an integral part of these statements.

HOSPITALITY INVESTORS TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
Cash flows from operating activities:
Net loss	$(47,442)	$(57,387)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	78,519	74,912
Impairment of goodwill and long-lived assets	22,838	2,399
Amortization and write-off of deferred financing costs	8,194	8,152
Change in fair value of contingent consideration	—	1,454
Loss of acquisition deposits	—	22,000
Other adjustments, net	284	249
Changes in assets and liabilities:
Prepaid expenses and other assets	(2,751)	(4,285)
Restricted cash	(3,836)	(6,890)
Due to related parties	(2,879)	2,479
Accounts payable and accrued expenses	17,401	8,406
Net cash provided by operating activities	$70,328	$51,489
Cash flows from investing activities:
Acquisition of hotel assets, net of cash received	(60,028)	(69,892)
Real estate investment improvements and purchases of property and equipment	(56,995)	(69,828)
Fees related to Property Management Transactions	(12,000)	—
Change in restricted cash related to real estate improvements	(29,241)	40,602
Other adjustments, net	1,044	—
Net cash used in investing activities	$(157,220)	$(99,118)
Cash flows from financing activities:
Proceeds from issuance of common stock, net	—	678
Proceeds from Class C Units	135,000	—
Payment of Class C Units issuance costs	(13,866)	—
Payment of offering costs	—	(73)
Dividends/Distributions paid	(5,567)	(11,500)
Mandatorily redeemable preferred securities redemptions	(47,275)	(2,270)
Proceeds from mortgage notes payable	1,101,000	70,384
Repayment of Contingent Consideration	(4,620)	—
Deferred financing fees	(19,672)	(721)
Repayments of promissory and mortgage notes payable	(1,030,622)	(5,000)
Restricted cash for debt service	37	37
Net cash provided by financing activities	$114,415	$51,535
Net change in cash and cash equivalents	27,523	3,906
Cash and cash equivalents, beginning of period	42,787	46,829
Cash and cash equivalents, end of period	$70,310	$50,735

Supplemental disclosure of cash flow information:
Interest paid	$66,550	$62,854
Income tax paid	$1,301	$1,163
Non-cash investing and financing activities:
Deemed dividend related to beneficial conversion feature of Class C Units	$(4,535)	$—

HOSPITALITY INVESTORS TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
Accretion of Class C Units	$(1,097)	$—
PIK Accrual on Class C Units	$(3,473)	$—
Waiver of obligation from Former Advisor	$(5,822)	$—
Real estate investment improvements and purchases of property and equipment in accounts payable and accrued expenses	$6,571	$8,950
Class B Units in operating partnership converted and redeemed for Common Stock	$7,659	$—
Note payable to Former Property Manager	$2,000	$—
Common stock issued to Former Property Manager	$4,076	$—
Seller financed acquisition deposit	$—	$7,500
Seller financed acquisition	$—	$20,000
Dividends declared but not paid	$—	$4,533
Common stock issued through distribution reinvestment plan	$—	$9,468

The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

Note 1 - Organization
Hospitality Investors Trust, Inc. (the "Company") was incorporated on July 25, 2013 as a Maryland corporation and qualified as a real estate investment trust ("REIT") beginning with the taxable year ended December 31, 2014. The Company was formed primarily to acquire lodging properties in the midscale limited service, extended stay, select service, upscale select service, and upper upscale full service segments within the hospitality sector. As of September 30, 2017, the Company had acquired or had an interest in a total of 148 hotels, including four hotels that were classified as held for sale (See Note 17 - Assets Held For Sale) with a total of 17,846 guest rooms located in 33 states. As of September 30, 2017, all but one of these hotels operated under a franchise or license agreement with a national brand owned by one of Hilton Worldwide, Inc., Marriott International, Inc., Hyatt Hotels Corporation, Intercontinental Hotels Group, and Red Lion Hotels Corporation or one of their respective subsidiaries or affiliates.
As of September 30, 2017, 80 of the hotel assets the Company has acquired were managed by Crestline and 68 of the hotel assets the Company has acquired were managed by other property managers. As of September 30, 2017, the Company’s other property managers were Hampton Inns Management LLC and Homewood Suites Management LLC, affiliates of Hilton Worldwide Holdings Inc. (41 hotels), InnVentures IVI, LP (2 hotels), McKibbon Hotel Management, Inc. (21 hotels) and Larry Blumberg & Associates, Inc. (4 hotels).
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

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
On March 31, 2017, the initial closing under the SPA (the “Initial Closing”) occurred and various transactions and agreements contemplated by the SPA were consummated and executed, including but not limited to:

•
the sale by the Company and purchase by the Brookfield Investor of one share of a new series of preferred stock designated as the Redeemable Preferred Share, par value $0.01 per share (the “Redeemable Preferred Share”), for a nominal purchase price; and

•
the sale by the Company and purchase by the Brookfield Investor of 9,152,542.37 units of a new class of units of limited partnership in the OP entitled "Class C Units" (the “Class C Units”), for a purchase price of $14.75 per Class C Unit, or $135.0 million in the aggregate.

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
Substantially all of the Company’s business is conducted through the OP. Prior to the Initial Closing, the Company was the sole general partner and held substantially all of the units of limited partnership in the OP entitled “OP Units” ("OP Units"). As of September 30, 2017, the Brookfield Investor holds all the issued and outstanding Class C Units, representing $138.5 million in liquidation preference with respect to the OP that ranks senior in payment of distributions and in the distribution of assets to the OP Units held by the Company, and BSREP II Hospitality II Special GP, OP LLC (the “Special General Partner”), an affiliate of the Brookfield Investor, is the special general partner of the OP, with certain non-economic rights that apply if the OP fails to redeem the Class C Units when required to do so, including the ability to commence selling the OP's assets until the Class C Units have been fully redeemed.
Without obtaining the prior approval of the majority of the then outstanding Class C Units, the OP is restricted from taking certain actions including equity issuances, debt incurrences, payment of dividends or other distributions, redemptions or repurchases of securities, property acquisitions and property sales and dispositions that do not meet transaction-size limits and other defined criteria and would be outside of the OP’s normal course of business. In addition, pursuant to the terms of the Redeemable Preferred Share, in addition to other governance and board rights, the Brookfield Investor has elected and has a continuing right to elect two directors (each, a “Redeemable Preferred Director”) to the Company’s board of directors and the Company is similarly restricted from taking the foregoing actions without the prior approval of at least one of the Redeemable Preferred Directors. Prior approval of at least one of the Redeemable Preferred Directors is also required to approve the annual business plan (including the annual operating and capital budget) required under the terms of the Redeemable Preferred Share (the "Annual Business Plan"), hiring and compensation decisions related to certain key personnel (including our executive officers) and various matters related to the structure and composition of the Company’s board of directors. These restrictions (collectively referred to herein as the “Brookfield Approval Rights”) are subject to certain exceptions and conditions.
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

Prior to the Initial Closing, the Company had no employees, and the Company depended on the Former Advisor to manage certain aspects of its affairs on a day-to-day basis pursuant to the advisory agreement with the Former Advisor (the "Advisory Agreement"). In addition, prior to the Initial Closing, the Former Property Manager served as the Company's property manager and had retained Crestline to provide services, including locating investments, negotiating financing and operating certain hotel assets in the Company's portfolio.

As of March 31, 2017, the Former Advisor, the Former Property Manager and Crestline were under common control with AR Capital, LLC (“AR Capital”), the parent of American Realty Capital IX, LLC (“ARC IX”), and AR Global Investments,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

LLC ("AR Global"), the successor to certain of AR Capital's businesses. ARC IX served as the Company’s sponsor prior to its transition to self-management at the Initial Closing. Following the sale of AR Global’s membership interest in Crestline in April 2017, Crestline is no longer under common control with AR Global and AR Capital.
At the Initial Closing, the Advisory Agreement was terminated and certain employees of the Former Advisor or its affiliates (including Crestline) who had been involved in the management of the Company’s day-to-day operations, including all of its executive officers, became employees of the Company. Following the Initial Closing, the Company had approximately 25 full-time employees. The staff at the Company’s hotels are employed by the Company's third-party hotel managers. The Company now conducts its operations independently of the Former Advisor and its affiliates.
See Note 3 - Brookfield Investment and Related Transactions for additional information regarding the terms of the SPA and the Framework Agreement and the other transactions and agreements contemplated thereby, as well as the Redeemable Preferred Share and the Class C Units, including conversion rights, distribution rights, approval rights and redemption rights associated therewith.
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
Certain amounts in prior periods have been reclassified in order to conform to current period presentation, specifically, the Company changed the presentation of its Consolidated Statements of Operations and Comprehensive Income (Loss) with respect to "general and administrative" expenses and "acquisition and transaction related costs". The change in presentation was to reclassify these line items so that they are included as a component of Operating income (loss). The Company made this change in presentation for all periods presented.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

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
Impairment of Long-Lived Assets and Investments in Unconsolidated Entities
When circumstances indicate the carrying amount of a property may not be recoverable, the Company reviews the asset for impairment. This review is based on an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property’s use and eventual disposition. The estimates consider factors such as expected future operating income, market and other applicable trends and residual value, as well as the effects of demand, competition and other factors. If impairment exists due to the inability to recover the carrying amount of a property, an impairment loss will be recorded to the extent that the carrying amount exceeds the estimated fair value of the property. An impairment loss results in an immediate negative adjustment reflected in net income. An aggregate impairment loss on long-lived assets of $1.4 million was recorded on two hotels during the quarter ended June 30, 2017 and an impairment loss of $2.4 million was recorded on one other hotel during the quarter ended June 30, 2016 (See Note 16 - Impairments). The Company also recognized an impairment loss on the sale of three of the four hotels classified as assets held for sale as of September 30, 2017, totaling $5.4 million, which includes the costs to sell those assets (See Note 17 - Assets Held for Sale).
Assets Held for Sale (Long Lived-Assets)

When the Company initiates the sale of long-lived assets, it assesses whether the assets meet the criteria to be considered assets held for sale. The review is based on whether the following criteria are met:

•	Management and the Company's board of directors have committed to a plan to sell the asset group;

•	The subject assets are available for immediate sale in their present condition;

•	The Company is actively locating buyers as well as other initiatives required to complete the sale;

•	The sale is probable and the transfer is expected to qualify for recognition as a complete sale in one year;

•	The long-lived asset is being actively marketed for sale at a price that is reasonable in relation to fair value; and

•	Actions necessary to complete the plan indicate it is unlikely significant changes will be made to the plan or the plan will be withdrawn.
If all the criteria are met, a long-lived asset held for sale is measured at the lower of its carrying amount or fair value less cost to sell, and the Company will cease recording depreciation. Any such adjustment to the carrying amount is recorded as an impairment loss. The Company had four hotels that qualified to be treated as an asset held for sale as of September 30, 2017. The Company recognized an impairment loss on the sale of three of the four hotels, totaling $5.4 million, which includes the costs to sell those assets (See Note 17 - Assets Held for Sale).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
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
During the three months ended March 31, 2017, the Company recognized $31.6 million as goodwill (See Note 4 - Business Combinations). During the three months ended June 30, 2017, the Company recorded an impairment of its goodwill of $16.1 million (See Note 16 - Impairments).
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
Income Taxes
The Company elected and qualified to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code") commencing with its tax year ended December 31, 2014. In order to continue to qualify as a REIT, the Company must annually distribute to its stockholders 90% of its REIT taxable income (which does not equal net income as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding net capital gain, and must comply with various other organizational and operational requirements. The Company generally will not be subject to federal corporate income tax on that portion of its REIT taxable income that it distributes to its stockholders. The Company may be subject to certain state and local taxes on its income, property taxes and federal income and excise taxes

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

on its undistributed income. The Company's hotels are leased to taxable REIT subsidiaries which are owned by the OP. The taxable REIT subsidiaries are subject to federal, state and local income taxes.
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
Earnings/Loss per Share
The Company calculates basic income or loss per share by dividing net income or loss for the period by the weighted-average shares of its common stock outstanding for a respective period. Diluted income per share takes into account the effect of dilutive instruments, such as stock options, unvested restricted shares of common stock ("restricted shares") and unvested restricted share units in respect of shares of common stock ("RSUs"), except when doing so would be anti-dilutive. For distributions payable with respect to April 1, 2016 through January 13, 2017 (the date distributions to stockholders were suspended), the Company has paid cumulative distributions of 2,047,877 shares of common stock and has adjusted at each reporting date, retroactively for all periods presented its computation of loss per share in order to reflect this as a change in capital structure (See Note 10 - Common Stock).
The Company currently has outstanding restricted shares whose holders are entitled to participate in dividends when and if paid on shares of common stock. Holders of RSUs are credited with dividend or other distribution equivalents when and if paid on shares of common stock. These dividends or other distribution equivalents will be regarded as having been reinvested in RSUs. Holders of RSUs are not deemed to be entitled to participate in dividends for accounting purposes. To the extent the Company were to have distributions in the future, it would be required to calculate earnings per share using the two-class method, whereby earnings or losses are reduced by distributed earnings as well as any available undistributed earnings allocable to holders of restricted shares.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
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
Class C Units
The Company initially measured the Class C Units at fair value net of issuance costs. The Company is required to accrete the carrying value of the Class C Units to the liquidation preference using the effective interest method over the five year period prior to the holder's redemption option becoming exercisable. However, if it becomes probable that the Class C Units will become redeemable prior to such date, the Company will adjust the carrying value of the Class C Units to the maximum liquidation preference.
Pursuant to the SPA with the Brookfield Investor, the Company may become obligated to issue additional Class C Units to the Brookfield Investor and this obligation is considered a contingent forward contract under Accounting Standards Codification section 480 - Distinguishing Liabilities from Equity, and accounted for as a liability. The fair value of the contingent forward liability was initially recognized at zero since the contingent forward contract was executed at fair market value. The Company has determined the value has not changed from the issuance date of March 31, 2017. The Company will measure the contingent forward liability on a recurring basis until the underlying Class C Units are issued and any changes in fair value will be recognized through earnings. At the time that the underlying Class C Units are issued, the corresponding liability will be extinguished.
Advertising Costs
The Company expenses advertising costs for hotel operations as incurred. These costs were $5.0 million for the three months ended September 30, 2017, and $4.6 million for the three months ended September 30, 2016. Advertising costs were $14.2 million for the nine months ended September 30, 2017 and $13.2 million for the nine months ended September 30, 2016.
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

	September 30, 2017	December 31, 2016
Trade receivables	$7,609	$6,238
Allowance for doubtful accounts	(377)	(434)
Trade receivables, net of allowance	$7,232	$5,804
Reportable Segments

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

The Company has determined that it has one reportable segment, with activities related to investing in real estate. The Company’s investments in real estate generate room revenue and other income through the operation of the properties, which comprise 100% of the total consolidated revenues. Management evaluates the operating performance of the Company’s investments in real estate on an individual property level, and therefore each property is considered a reporting unit. Each of the Company's reporting units are also considered to be operating segments, but none of these individual operating segments represents a reportable segment as they meet the criteria in GAAP to aggregate all properties into one reportable segment.
Derivative Transactions
The Company at certain times enters into derivative instruments to hedge exposure to changes in interest rates. The Company’s derivatives as of September 30, 2017, consist of interest rate cap agreements which it believes will help to mitigate its exposure to increasing borrowing costs under floating rate indebtedness. The Company has elected not to designate its interest rate cap agreements as cash flow hedges. The impact of the interest rate caps for the three months and nine months ended September 30, 2017, was immaterial to the consolidated financial statements.
Pursuant to the SPA with the Brookfield Investor, the Company may become obligated to issue additional Class C Units to the Brookfield Investor and this obligation is considered a contingent forward contract under Accounting Standards Codification section 480 - Distinguishing Liabilities from Equity, and accounted for as a liability. The fair value of the contingent forward liability was initially recognized at zero since the contingent forward contract was executed at fair market value. The Company has determined the value has not changed from the issuance date of March 31, 2017. The Company will measure the contingent forward liability on a recurring basis until the underlying Class C Units are issued and any changes in fair value will be recognized through earnings. At the time that the underlying Class C Units are issued, the corresponding liability will be extinguished.
Recently Issued Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09 Revenue from Contracts with Customers ("ASU 2014-09"), which requires an entity to recognize the amount of revenue to which it expects to be entitled to for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective. The standard permits the use of either the retrospective or cumulative effect transition method. In April 2015, the FASB proposed an accounting standards update for ASU 2014-09 for the deferral of the effective date of ASU 2014-09. This proposal defers the effective date of ASU 2014-09 from annual reporting periods beginning after December 15, 2016, back one year, to annual reporting periods beginning after December 15, 2017 for all public business entities, certain not-for-profit entities, and certain employee benefit plans. Early application of ASU 2014-09 is permitted as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. In April and May 2016, two amendments ("ASU 2016-10" and "ASU 2016-12") were made in which guidance related to accounting for revenue from contracts with customers was clarified further. ASU 2016-10 provides clarity around identifying performance obligations and licensing implementation guidance. ASU 2016-12 addresses topics such as collectability criterion, presentation of sales tax, non-cash consideration, completed contracts at transition and technical corrections. There have been no adjustments to the effective date of ASU 2014-09. Based on the Company's assessment of this standard, it will not materially affect the amount or timing of revenue recognition for revenues from room, food and beverage, and other hotel level sales; however, it may allow for earlier gain recognition for future asset sale transactions pursuant to which the Company has continuing involvement with the asset. The Company anticipates adopting this standard on January 1, 2018 and is evaluating new disclosure requirements. Upon adoption, the Company expects to implement these standards using a modified retrospective approach with a cumulative effect recognized with no restatements of prior period amounts.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

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

In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718), which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. An entity should account for the effects of a modification unless all the following are met: the fair value of the modified award is the same as the fair value of the original award immediately before the original award is modified, the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified, the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The amendments to this update are effective for the Company for fiscal years beginning after December 15, 2017, and early adoption is permitted. ASU 2017-09 is required to be adopted prospectively to an award modified on or after the adoption date. The adoption of this ASU is not expected to have a material effect on the Company's consolidated financial statements.

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
The Redeemable Preferred Share has been classified as permanent equity on the Consolidated Balance Sheets, and the Class C Units have been classified as temporary equity due to the contingent redemption features described in more detail below. The Company measured the Class C Units issued at fair value, or $135.0 million, representing the gross proceeds of the issuance of the Class C Units at the Initial Closing. As discussed below, the Class C Units include conversion rights. Because the effective conversion price of the Class C Units under GAAP of $14.09 as of March 31, 2017 (which is calculated on a net investment basis after transaction fees and costs payable to the Brookfield Investor as $129.0 million divided by 9,152,542.37

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

Class C Units issued) is less than the fair value of the Company’s common stock of $14.59 on such date (See Note 10 - Common Stock), the conversion rights represent a “beneficial conversion feature” under GAAP. The Company measured the beneficial conversion feature at $4.5 million, and has recognized the beneficial conversion feature as a deemed dividend as of March 31, 2017, reducing income available to common stockholders for purposes of calculating earnings per share.
As of September 30, 2017, the Class C Units are reflected on the Consolidated Balance Sheets at $125.7 million. The value of the Class C Units as of September 30, 2017, is derived by reducing the $135.0 million in gross proceeds by the $13.8 million in costs directly attributable to the issuance of Class C Units at the Initial Closing, including $6.0 million paid directly to Brookfield at the Initial Closing in the form of expense reimbursements and a commitment fee, and increased by $3.5 million in distributions payable to holders of Class C Units in the form of additional Class C Units ("PIK Distributions") and $1.1 million in the accretion of the carrying value to the liquidation preference through September 30, 2017.
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
For so long as the Brookfield Investor holds the Redeemable Preferred Share, (i) the Brookfield Investor has the right to elect two Redeemable Preferred Directors (neither of whom may be subject to an event that would require disclosure pursuant to Item 401(f) of Regulation S-K, which relates to involvement in certain legal proceedings, in any definitive proxy statement filed by the Company), as well as to approve (such approval not to be unreasonably withheld, conditioned or delayed) two additional independent directors (each, an “Approved Independent Director”) to be recommended and nominated by the Company's board of directors for election by the stockholders at each annual meeting, (ii) each committee of the Company’s board of directors, except any committee formed with authority and jurisdiction over the review and approval of conflicts of interest involving the Brookfield Investor and its affiliates, on the one hand, and the Company, on the other hand (a “Conflicts Committee”), is required to include at least one of the Redeemable Preferred Directors as selected by the holder of the Redeemable Preferred Share (or, if neither of the Redeemable Preferred Directors satisfies all requirements applicable to such committee, with respect to independence and otherwise, of the Company’s charter, the SEC and any national securities exchange on which any shares of the Company’s stock are then listed, at least one of the Approved Independent Directors as selected by the Company's board of directors), and (iii) the Company will not make a general delegation of the powers of the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

Company’s board of directors to any committee thereof which does not include as a member a Redeemable Preferred Director, other than to a Conflicts Committee.
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
In addition, the Redeemable Preferred Directors have the Brookfield Approval Rights.
At its election and subject to notice requirements, the Company may redeem the Redeemable Preferred Share for a cash amount equal to par value upon the occurrence of any of the following: (i) the first date on which no Class C Units remain outstanding; (ii) the date the liquidation preference applicable to all Class C Units held by the Brookfield Investor and its affiliates is reduced to $100.0 million or less due to the exercise by holders of Class C Units of their redemption rights under the amendment and restatement of the OP's existing agreement of limited partnership ( the "A&R LPA"); or (iii) in connection with a failure of the Brookfield Investor to consummate the applicable purchase of Class C Units at any Subsequent Closing (subject to the terms set forth in the SPA, a “Funding Failure”), the 11th business day after the date the Company obtains a final, non-appealable judgment of a court of competent jurisdiction in connection with such Funding Failure. Under the circumstances described in clause (iii) in the foregoing sentence, in addition, (i) the Brookfield Approval Rights would be permanently terminated, (ii) the OP would be entitled to redeem all or any portion of the then outstanding Class C Units in cash for their liquidation preference, (iii) all Class C Units received in respect of all PIK Distributions accrued from the date of the Initial Closing would be forfeited, and (iv) the Brookfield Investor would be required to cause each of the Redeemable Preferred Directors to resign from the Company’s board of directors.
Class C Units
At the Initial Closing, the Brookfield Investor, the Special General Partner and the Company, in its capacity as general partner of the OP, entered into the A&R LPA, which established the terms, rights, obligations and preferences of the Class C Units as set forth in more detail below.
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
Commencing on June 30, 2017 and subject to the occurrence of a Funding Failure if one were to occur, holders of Class C Units are also entitled to receive, with respect to each Class C Unit, a fixed, quarterly, cumulative PIK Distribution at a rate of 5% per annum ("PIK Distributions"). If the Company fails to redeem the Brookfield Investor when required to do so pursuant to the A&R LPA, the 5% per annum PIK Distribution rate will increase to a per annum rate of 7.50%, and would further increase by 1.25% per annum for the next four quarterly periods thereafter, up to a maximum per annum rate of 12.5%.
The number of Class C Units delivered in respect of the PIK Distributions on any distribution payment date will be equal to the number obtained by dividing the amount of PIK Distribution by $14.75.
The Brookfield Investor is also entitled to receive tax distributions under certain limited circumstances.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

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
Mandatory Redemption
If the OP consummates any liquidation, sale of all or substantially all of the assets, dissolution or winding-up, whether voluntary or involuntary, sale, merger, reorganization, reclassification or recapitalization or other similar event (a “Fundamental Sale Transaction”) prior to March 31, 2022, the fifth anniversary of the Initial Closing, the holders of Class C Units will be entitled to receive, prior to and in preference to any distribution of any of the assets or surplus funds of the Company to the holders of any other limited partnership interests in the OP:
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
Holder Redemptions
In the event of the occurrence of a REIT Event (as defined and more fully described in the A&R LPA, the Company’s failure to satisfy any of the requirements for qualification and taxation as a REIT under certain circumstances) or a Material Breach (as defined and more fully described in the A&R LPA, generally a breach by the Company of certain material obligations under the A&R LPA), in each case, subject to certain notice and cure rights, holders of Class C Units have the right to require the Company to redeem any Class C Units submitted for redemption for an amount equivalent to what the holders of Class C Units would have been entitled to receive in a Fundamental Sale Transaction if the date of redemption were the date of the consummation of the Fundamental Sale Transaction.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

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

Company Liquidation Preference Reduction Upon Listing
In the event a listing of the Company’s common stock on a national stock exchange occurs prior to March 31, 2022, the fifth anniversary of the Initial Closing, the OP would also have certain rights to redeem all but $0.10 of the liquidation preference of each issued and outstanding Class C Unit for cash subject to payment of a make whole premium and certain rights of the Class C Unit holders to convert their retained liquidation preference into OP Units prior to March 31, 2024.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

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
Pursuant to the Framework Agreement, at the Initial Closing, the Company and the Former Advisor and/or certain of its affiliates, as applicable, entered into a series of agreements to facilitate the transition to self-management, including the agreements described in more detail below.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

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

The foregoing consideration aggregates to $31.6 million and was recorded as goodwill on the Company’s Consolidated Balance Sheets (See Note 4 - Business Combinations).
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
Facilities Use Agreement
The Framework Agreement contemplates that the Company would enter into a Facilities Use Agreement with Crestline at the Initial Closing in the form attached to the Framework Agreement (the “Facilities Use Agreement”), pursuant to which the OP would sublease office space at Crestline’s principal place of business, 3950 University Drive, Fairfax, Virginia 22030, and would pay a portion of the total rent equivalent to the portion of the total space used. The term of the sublease would continue through December 31, 2019, automatically renewing for successive one-year periods unless either party delivered written notice to the other at least 120 days prior the expiration of the initial term or any renewal term. While the Facilities Use Agreement was not entered into at the Initial Closing, the Company commenced its occupation of the space at the Initial Closing on the terms contemplated by the Facilities Use Agreement and continued to do so through June 30, 2017. Effective as of July 1, 2017, the Company and Crestline entered into a new annually renewable joint occupancy agreement which replaces the Facilities Use Agreement contemplated pursuant to the Framework Agreement and the Company continued its occupancy of the space.
Transition Services Agreements
At the Initial Closing, as contemplated by and pursuant to the Framework Agreement, the Company entered into a transition services agreement with each of the Former Advisor and Crestline, pursuant to which it would receive their assistance

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

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

In applying the acquisition method of accounting, the Company recognized all consideration transferred of $31.6 million as goodwill since no value was allocated to the immaterial infrastructure fixed assets and immaterial intellectual property. The recognized goodwill balance is representative of employees acquired and the synergies expected to be achieved through reduced fees. During the three months ended June 30, 2017, the Company recorded an impairment of its goodwill of $16.1 million (See Note 16 - Impairments).

Note 5 - Leases
In connection with its acquisitions the Company has assumed various lease agreements. These lease agreements primarily comprise one operating lease with respect to the Georgia Tech Hotel & Conference Center and nine ground leases which are also classified as operating leases. The following table summarizes the Company's future minimum rental commitments under these leases (in thousands):

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

	Minimum Rental Commitments	Amortization of Above and Below Market Lease Intangibles to Rent Expense

For the three months ending December 31, 2017	$1,303	$100
Year ending December 31, 2018	5,217	398
Year ending December 31, 2019	5,227	398
Year ending December 31, 2020	5,265	398
Year ending December 31, 2021	5,271	398
Thereafter	81,743	7,836
Total	$104,026	$9,528

The Company has allocated values to certain above and below-market lease intangibles based on the difference between market rents and rental commitments under the leases. During the three and nine months ended September 30, 2017 and September 30, 2016, amortization of below-market lease intangibles, net, to rent expense was $0.1 million and $0.1 million, and $0.3 million and $0.3 million respectively. Rent expense for the three months ended September 30, 2017 and September 30, 2016 and the nine months ended September 30, 2017 and September 30, 2016, was $1.5 million and $1.8 million and $4.6 million and $4.7 million, respectively.

Note 6 - Mortgage Notes Payable
The Company’s mortgage notes payable as of September 30, 2017 and December 31, 2016 consist of the following, respectively (in thousands):

	Outstanding Mortgage Notes Payable
Encumbered Properties	September 30, 2017	December 31, 2016		Interest Rate	Payment	Maturity
Baltimore Courtyard & Providence Courtyard	$45,500	$45,500		4.30%	Interest Only, Principal paid at Maturity	April 2019
Hilton Garden Inn Blacksburg Joint Venture	10,500	10,500		4.31%	Interest Only, Principal paid at Maturity	June 2020
87-Pack Mortgage Loan - 87 properties in Grace Portfolio	805,000	793,647	(1)	One-month LIBOR plus 2.56%	Interest Only, Principal paid at Maturity	May 2019, subject to three, one year extension rights
87-Pack Mezzanine Loan - 87 properties in Grace Portfolio	110,000	101,794	(1)	One-month LIBOR plus 6.50%	Interest Only, Principal paid at Maturity	May 2019, subject to three, one year extension rights
Refinanced Additional Grace Mortgage Loan - 20 properties in Grace Portfolio and one additional property	232,000	232,000		4.96%	Interest Only, Principal paid at Maturity	October 2020
Refinanced Term Loan - 27 properties in Summit and Noble Portfolios and one additional property	310,000	235,484	(1)	One-month LIBOR plus 3.00%	Interest Only, Principal paid at Maturity	May 2019, subject to three, one year extension rights
Total Mortgage Notes Payable	$1,513,000	$1,418,925
Less: Deferred Financing Fees, Net	$20,134	$8,000
Total Mortgage Notes Payable, Net	$1,492,866	$1,410,925
(1) These loans were refinanced in April 2017 on different terms with respect to interest rate, principal amount and maturity.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

Interest expense related to the Company's mortgage notes payable for the three months ended September 30, 2017 and for the three months ended September 30, 2016, was $16.8 million and $15.2 million, respectively. Interest expense related to the Company's mortgage notes payable for the nine months ended September 30, 2017 and the nine months ended September 30, 2016, was $49.8 million and $44.7 million.
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
On April 28, 2017, the Company and the OP through certain wholly-owned subsidiaries of the OP, entered into a mortgage loan agreement (the “87-Pack Mortgage Loan”) and a mezzanine loan agreement (the “87-Pack Mezzanine Loan” and, collectively with the 87-Pack Mortgage Loan, the “87-Pack Loans”) with an aggregate principal balance of $915.0 million to refinance the Assumed Grace Mortgage Loan and the Assumed Grace Mezzanine Loan. The principal amount of the 87-Pack Mortgage Loan is $805.0 million and the 87-Pack Mortgage Loan is secured by 87 of the Company’s hotel properties, all of which served as collateral for the Assumed Grace Mortgage Loan (each, a “87-Pack Collateral Property”). The principal amount of the 87-Pack Mezzanine Loan is $110.0 million and the 87-Pack Mezzanine Loan is secured by the ownership interest in the entities which own the 87-Pack Collateral Properties and the related operating lessees.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

The 87-Pack Loans (i) are non-recourse except for certain environmental indemnities and certain so-called “bad boy” events and (ii) are fully recourse (subject in certain cases to a specified cap) upon the occurrence of certain other “bad boy” events.
For the term of the 87-Pack Loans, the Company and the OP are required to maintain, on a consolidated basis, a net worth of $250.0 million (excluding accumulated depreciation and amortization). As of September 30, 2017, the Company was in compliance with this financial covenant.
Refinanced Additional Grace Mortgage Loan
A portion of the purchase price of the Grace Portfolio was financed through additional mortgage financing (the "Original Additional Grace Mortgage Loan"). The Original Additional Grace Mortgage Loan was refinanced during October 2015 (the “Refinanced Additional Grace Mortgage Loan”). The Refinanced Additional Grace Mortgage Loan carries a fixed annual interest rate of 4.96% per annum with a maturity date on October 6, 2020. Pursuant to the Refinanced Additional Grace Mortgage Loan, the Company agreed to make periodic payments into an escrow account for the property improvement plans required by the franchisors. The Refinanced Additional Grace Mortgage Loan includes the following financial covenants: minimum consolidated net worth and minimum consolidated liquidity. As of September 30, 2017, the Company was in compliance with these financial covenants.
Refinanced Term Loan
On August 21, 2015, the Company entered into a Term Loan Agreement with Deutsche Bank AG New York Branch, as administrative agent and Deutsche Bank Securities Inc., as sole lead arranger and book-running manager (as amended, the "SN Term Loan"). Draws under the SN Term Loan were used to finance approximately $235.5 million of the approximately $366 million purchase price with respect to a total of 20 of the Company’s hotels, including the hotels acquired in the First Summit Closing and the Third Summit Closing. On February 11, 2016, the SN Term Loan was amended to reduce the lenders’ total commitment from $450.0 million to $293.4 million. On July 1, 2016, the period in which the Company had the ability to further draw down on the SN Term Loan expired, reducing the lenders' total commitment to $235.5 million. Upon such expiration, no additional amounts were available to be drawn under the SN Term Loan. Due to the amendment and the expiration, the Company recorded a reduction to its deferred financing fees associated with the SN Term Loan. The reduction of $3.0 million was reflected as a general and administrative expense in the Consolidated Statements of Operations and Comprehensive Income (Loss).
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

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
For the term of the Refinanced Term Loan, the Company, the OP and the Term Loan Borrowers are required to maintain, on a consolidated basis, a net worth of $250.0 million (excluding accumulated depreciation and amortization). As of September 30, 2017, the Company was in compliance with this financial covenant.

Note 7 - Promissory Notes Payable
The Company’s promissory notes payable as of September 30, 2017 and December 31, 2016 were as follows (in thousands):

	Outstanding Promissory Notes Payable
Notes Payable	September 30, 2017	December 31, 2016	Interest Rate
Summit Loan Promissory Note	$—	$23,405	14.0%
Note Payable to Former Property Manager	$2,000	$—	—%
Less: Deferred Financing Fees, Net	—	$25
Promissory Notes Payable, Net	$2,000	$23,380

Interest expense related to the Company's promissory notes payable for the three months ended September 30, 2017 was zero and for the three months ended September 30, 2016 was $0.8 million. Interest expense related to the Company's notes payable for the nine months ended September 30, 2017 and the nine months ended September 30, 2016, was $0.9 million and $2.2 million, respectively.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

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
The holders of the Grace Preferred Equity Interests were entitled to monthly distributions at a rate of 7.50% per annum for the first 18 months following closing, through August 2016, and are entitled to 8.00% per annum thereafter. On liquidation of the Holdco entities, the holders of the Grace Preferred Equity Interests are entitled to receive their original value (as reduced by redemptions) prior to any distributions being made to the Company or the Company's stockholders. Beginning in April 2015, the Company became obligated to use 35% of any IPO proceeds to redeem the Grace Preferred Equity Interests at par, up to a maximum of $350.0 million in redemptions for any 12-month period. As of September 30, 2017, the Company has redeemed $204.2 million of the Grace Preferred Equity Interests, resulting in $242.9 million of liquidation value remaining outstanding under the Grace Preferred Equity Interests.
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

Note 9 - Accounts Payable and Accrued Expenses
The following is a summary of the components of accounts payable and accrued expenses (in thousands):

	September 30, 2017	December 31, 2016
Trade accounts payable and accrued expenses	$56,553	$55,489
Contingent consideration from Barceló Portfolio (See Note 13 - Commitments and Contingencies)	—	4,619
Hotel accrued salaries and related liabilities	13,758	8,411
Total	$70,311	$68,519

Note 10 - Common Stock

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

The Company had 39,618,833 shares and 38,493,430 shares of common stock outstanding as of September 30, 2017 and December 31, 2016, respectively. The shares of common stock outstanding include shares issued as distributions through March 2017, as a result of the Company's change in distribution policy adopted by the Company's board of directors in March 2016 as described below.
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
To date, the Company has funded all of its cash distributions with proceeds from the Offering, which was suspended as of December 31, 2015 and terminated in accordance with its terms in January 2017.
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
On July 1, 2016, the Company's board of directors approved an initial Estimated Per-Share NAV, which was published on the same date. This was the first time that the Company’s board of directors determined an Estimated Per-Share NAV. In connection with its initial determination of Estimated Per-Share NAV, the Company’s board of directors revised the amount of the distribution to $1.46064 per share per annum, equivalent to a 6.80% annual rate based on the Estimated Per-Share NAV at that time. The Company’s board of directors authorized distributions, payable in shares of common stock, at a rate of 0.068 multiplied by the Estimated Per-Share NAV in effect as of the close of business on the applicable date. Therefore, beginning with distributions payable with respect to July 2016, the Company paid distributions to its stockholders in shares of common stock on a monthly basis to stockholders of record each day during the prior month in an amount equal to 0.000185792 per share per day, or $1.46064 per annum, divided by $21.48.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

Note 11 - Share-Based Payments

The Company has adopted an employee and director incentive restricted share plan (as amended and/or restated, the “RSP”), which provides it with the ability to grant awards of restricted shares and, following an amendment and restatement in connection with the Initial Closing, RSUs to the Company’s directors, officers and employees, as well as the directors and employees of entities that provide services to the Company. The total number of shares of common stock that may be granted under the RSP may not exceed 5% of the authorized shares of common stock at any time and in any event may not exceed 4,000,000 shares (as such number may be adjusted for stock splits, stock dividends, combinations and similar events).
Restricted share awards entitle the recipient to receive shares of common stock from the Company under terms that provide for vesting over a specified period of time or upon attainment of pre-established performance objectives. Such awards would typically be forfeited with respect to the unvested shares upon the termination of the recipient’s employment or other relationship with the Company. Restricted shares may not, in general, be sold or otherwise transferred until restrictions are removed and the shares have vested. Holders of restricted shares may receive cash or stock distributions when and if paid prior to the time that the restrictions on the restricted shares have lapsed. Any distributions payable in shares of common stock shall be subject to the same restrictions as the underlying restricted shares. The fair value of the restricted shares is expensed over the applicable vesting period. The Company recognizes the impact of forfeited restricted share awards as they occur.
RSUs represent a contingent right to receive shares of common stock at a future settlement date, subject to satisfaction of applicable vesting conditions and/or other restrictions, as set forth in the RSP and an award agreement evidencing the grant of RSUs. RSUs may not, in general, be sold or otherwise transferred until restrictions are removed and the rights to the shares of common stock have vested. Holders of RSUs do not have or receive any voting rights with respect to the RSUs or any shares underlying any award of RSUs, but such holders are credited with dividend or other distribution equivalents that are regarded as having been reinvested in RSUs which are subject to the same restrictions as the underlying RSUs. The fair value of the RSUs is expensed over the applicable vesting period. The Company recognizes the impact of forfeited RSUs as they occur.
Restricted Share Awards
A summary of the Company's restricted share awards for the nine months ended September 30, 2017 is presented below.

	Number of Shares	Weighted Average Grant Date Fair Value (per share)	Aggregate Intrinsic Value (in thousands)
Non-vested December 31, 2016	11,387	$22.12	$252
Granted	7,576	$14.59	$111
Vested	4,862	$22.21	$108
Forfeitures	6,525	$22.06	$144
Non-vested September 30, 2017	7,576	$14.59	$111
Prior to the Initial Closing, the Company made annual restricted share awards to its independent directors that vested annually over a five-year period following the date of grant, subject to continued service. In connection with the Initial Closing, the Company implemented a new director compensation program. Following the Initial Closing, restricted share awards are generally made to an affiliate of the Brookfield Investor in respect of the Redeemable Preferred Directors’ service on the board of directors and vest no later than the date of the next annual meeting of the board of directors following the date of grant, subject to the continued service of the applicable Redeemable Preferred Director. As of September 30, 2017, the Company anticipates that all unvested restricted share awards will vest in accordance with their terms.
The compensation expense related to restricted shares for the three months ended September 30, 2017 was less than $0.1 million, and compensation expense related to the nine months ended September 30, 2017 was $0.1 million. As of September 30, 2017, there was less than $0.1 million of unrecognized compensation expense remaining.
RSU Awards
A summary of the Company's RSU awards for the nine months ended September 30, 2017 is presented below:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

	Number of Shares	Weighted Average Grant Date Fair Value (per share)	Aggregate Intrinsic Value (in thousands)
Non-vested December 31, 2016	—	$—	$—
Granted	100,398	$15.08	$1,514
Vested	—	$—	$—
Forfeited	—	$—	$—
Non-vested September 30, 2017	100,398	$15.08	$1,514
RSU awards to the Company’s executive officers and other employees generally vest annually over a four-year vesting period following the date of grant, subject to continued service. RSU awards to directors other than Redeemable Preferred Directors vest no later than the date of the next annual meeting of the board of directors following the date of grant, subject to the continued service of the applicable director. In addition, during the three months ended September 30, 2017, certain RSU awards to directors other than Redeemable Preferred Directors were issued in connection with the simultaneous forfeiture of an equal number of restricted shares. These RSU awards have the same vesting terms as the restricted shares which were forfeited (i.e., annually over a five-year period following the date of grant). Vested RSUs may only be settled in shares of common stock and such settlement generally will be on the earliest of (i) in the calendar year in which the third anniversary of each applicable vesting date occurs, (ii) termination of the recipient’s services to the Company and (iii) a change in control event. As of September 30, 2017, the Company anticipates that all unvested RSUs will vest in accordance with their terms.
The compensation expense related to RSUs for the three and nine months ended September 30, 2017 was approximately $0.2 million. As of September 30, 2017 there was $1.3 million of unrecognized compensation expense remaining.
Note 12 - Fair Value Measurements
The Company is required to disclose the fair value of financial instruments which it is practicable to estimate. The fair value of cash and cash equivalents, accounts receivable and accounts payable and accrued expenses approximate their carrying amounts due to the relatively short maturity of these items. The following table shows the carrying amounts and the fair values of material liabilities, excluding deferred financing fees, that qualify as financial instruments (in thousands):

	September 30, 2017
	Carrying Amount	Fair Value
Mortgage notes payable	$1,513,000	$1,512,280
Mandatorily redeemable preferred securities	242,912	223,686
Total	$1,755,912	$1,735,966
The fair value of the mortgage notes payable and mandatorily redeemable preferred securities were determined using the discounted cash flow method and applying current market rates and is classified as level 3 under the fair value hierarchy. Market rates take into consideration general market conditions and maturity.
The Company is subject to a contingent forward contract which was recognized at zero as of September 30, 2017 (See Note 3 - Brookfield Investment and Related Transactions).
The Company recognized an impairment loss of $5.4 million on three hotels during the three months ended September 30, 2017. The aggregate fair value of these hotels as of September 30, 2017, was $15.0 million. The fair value was determined using level two measurements, which were agreed upon sales prices with third party buyers (See Note 16 - Impairments of Long-Lived Assets and Note 17 - Assets Held for Sale).
Note 13 - Commitments and Contingencies
Litigation
In the ordinary course of business, the Company may become subject to litigation, claims and regulatory matters. There are no material legal or regulatory proceedings pending or known to be contemplated against the Company at the date of this filing.
Environmental Matters

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

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
Contingent Consideration
Included as part of the Company's March 2014 acquisition of interests in six hotels through fee simple, leasehold and joint venture interests (the "Barceló Portfolio") was a contingent consideration payable to the seller based on the future operating results of three of the six hotels: Baltimore Courtyard, Providence Courtyard and Stratford Homewood Suites. During August 2016, the Company and the seller entered into an agreement extending and modifying the payment terms of the contingent consideration. The amount payable was calculated by applying a contractual capitalization rate to the excess earnings before interest, taxes, and depreciation and amortization, earned in the third year after the acquisition over an agreed upon target, provided the contingent consideration generally would not be less than $4.1 million or exceed $4.6 million. The Company paid the contingent consideration of $4.6 million in April 2017 with proceeds used from the Refinanced Term Loan (See Note 6 - Mortgage Notes Payable).

Note 14 - Related Party Transactions and Arrangements
Relationships with the Brookfield Investor and its Affiliates

As described in Note 3 - Brookfield Investment and Related Transactions, on January 12, 2017, the Company and the OP entered into the SPA and the Framework Agreement. On March 31, 2017, the Initial Closing occurred and a variety of transactions contemplated by the SPA and the Framework Agreement were consummated, including the issuance and sale of the Redeemable Preferred Share and 9,152,542.37 Class C Units and the execution or taking of various agreements and actions required to effectuate the Company's transition to self-management. Holders of Class C Units are entitled to receive, with respect to each Class C Unit, fixed, quarterly cumulative cash distributions at a rate of 7.50% per annum from legally available funds. Holders of Class C Units are also entitled to receive, with respect to each Class C Unit, fixed, quarterly, cumulative PIK Distributions payable in Class C Units at a rate of 5% per annum. For the three months ended September 30, 2017, the Company paid cash distributions of $2.6 million and PIK Distributions of 118,443.50 Class C Units to the Brookfield Investor, as the sole holder of the Class C Units. For the nine months ended September 30, 2017, the Company paid cash distributions of $5.2 million and PIK Distributions of 235,392.65 Class C Units to the Brookfield Investor, as the sole holder of the Class C Units.

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
Prior to the Initial Closing, the Former Advisor and its affiliates were entitled to a variety of fees, and may incur and pay costs and fees on behalf of the Company for which they were entitled to reimbursement, including those described in more detail below.
At the Initial Closing, the Advisory Agreement was terminated and certain employees of the Former Advisor or its affiliates (including Crestline) who had been involved in the management of the Company’s day-to-day operations, including all of its executive officers, became employees of the Company. The Company also terminated all of its other agreements with then

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

current affiliates of the Former Advisor except for its hotel-level property management agreements with Crestline and entered into a transition services agreement with each of the Former Advisor and Crestline.
See Note 3 - Brookfield Investment and Related Transactions for additional information regarding all payments and issuances of common stock made to the Former Advisor and the Former Property Manager at the Initial Closing during the three months ended March 31, 2017, as well as other terms of the transactions contemplated by the Framework Agreement, including the transition services agreements with the Former Advisor and Crestline, that would result in additional payments to the Former Advisor and the Former Property Manager or their affiliates in future periods.
Fees Paid to the Former Advisor and its Affiliates in Connection with the Offering
The Former Advisor and its affiliates were paid compensation and/or received reimbursement for services relating to the Offering, including transfer agency services, in addition to selling commissions and dealer manager fees paid to the Former Dealer Manager. The Company is responsible for the Offering and related costs (excluding selling commissions and dealer manager fees) up to a maximum of 2.0% of gross proceeds received from the Offering, measured at the end of the Offering. Offering costs in excess of the 2.0% cap as of the end of the Offering are the Former Advisor’s responsibility. As of March 31, 2017, Offering and related costs (excluding selling commissions and dealer manager fees) exceeded 2.0% of gross proceeds received from the Offering by $5.8 million. At the Initial Closing, pursuant to the Framework Agreement, the Company waived the Former Advisor's obligations to reimburse the Company for these Offering and related costs (See Note 3 - Brookfield Investment and Related Transactions).
Fees Paid to the Former Advisor in Connection with the Operations of the Company
Prior to the Initial Closing, the Former Advisor received an acquisition fee of 1.5% of (A) the contract purchase price of each acquired property and (B) the amount advanced for a loan or other investment. The Former Advisor was also reimbursed for expenses incurred in the process of acquiring properties, in addition to third-party costs the Company may have paid directly to, or reimbursed the Former Advisor for. Additionally, the Company reimbursed the Former Advisor for legal expenses it or its affiliates directly incurred in the process of acquiring properties in an amount not to exceed 0.1% of the contract purchase price of the Company’s assets acquired. Fees paid to the Former Advisor related to acquisitions have been reported as a component of net income (loss) in the period incurred. The aggregate amounts of acquisition fees, acquisition expenses and financing coordination fees (as described below) were also subject to certain limitations that never became applicable during the term of the Advisory Agreement.
Prior to the Initial Closing, if the Former Advisor provided services in connection with the origination or refinancing of any debt that the Company obtained and used to acquire properties or to make other permitted investments, or that was assumed, directly or indirectly, in connection with the acquisition of properties, the Company paid the Former Advisor or its assignees a financing coordination fee equal to 0.75% of the amount available and/or outstanding under such financing, subject to certain limitations. Fees paid to the Former Advisor related to debt financings have been deferred and amortized over the term of the related debt instrument.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

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
The restricted Class B Units were not scheduled to become unrestricted Class B Units until certain performance conditions are satisfied. Through the Initial Closing on March 31, 2017, a total of 524,956 Class B Units had been issued for asset management services performed by the Former Advisor, and a total of 25,454 shares of common stock had been issued to the Former Advisor as distributions payable on the Class B Units. At the Initial Closing, pursuant to the Framework Agreement, all 524,956 Class B Units held by the Former Advisor were converted into 524,956 OP Units, and, immediately following such conversion, those 524,956 OP Units were redeemed for 524,956 shares of the Company's common stock (See Note 3 - Brookfield Investment and Related Transactions). In applying the acquisition method of accounting, the Company recognized the conversion and subsequent redemption of the Class B Units as part of the consideration transferred pursuant to the Framework Agreement and, accordingly, as goodwill. (See Note 4 - Business Combinations).
The table below presents the asset management fees, acquisition fees, acquisition cost reimbursements and financing coordination fees charged by the Former Advisor in connection with the operations of the Company for the three months ended September 30, 2017 and 2016, the nine months ended September 30, 2017 and 2016 and the associated payable as of September 30, 2017 and December 31, 2016, which is recorded in due to related parties on the Company's Consolidated Balance Sheets (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,		Payable as of
	2017	2016	2017	2016	September 30, 2017	December 31, 2016
Asset management fees	$—	$4,469	$4,581	$13,446	$—	$8
Acquisition fees	$—	$—	$—	$1,624	$—	$—
Acquisition cost reimbursements	$—	$—	$—	$108	$—	$—
Financing coordination fees	$—	$—	$—	$206	$—	$—
	$—	$4,469	$4,581	$15,384	$—	$8
Prior to the Initial Closing, the Company reimbursed the Former Advisor’s costs for providing administrative services, subject to certain limitations. Additionally, the Company reimbursed the Former Advisor for personnel costs in connection with other services; however, the Company did not reimburse the Former Advisor for personnel costs, including executive salaries, in connection with services for which the Former Advisor received acquisition fees, acquisition expenses or real estate commissions.
The table below represents reimbursements to the Former Advisor for the three months ended September 30, 2017 and 2016, the nine months ended September 30, 2017 and 2016 and the associated payable as of September 30, 2017 and December 31, 2016, which is recorded in due to related parties on the Company's Consolidated Balance Sheets (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,		Payable as of
	2017	2016	2017	2016	September 30, 2017	December 31, 2016
Total general and administrative expense reimbursement for services provided by the Former Advisor	$—	$574	$869	$1,702	$—	$522
Following the Initial Closing, all of the above fees and reimbursements are no longer payable to the Former Advisor as the Advisory Agreement has been terminated (See Note 3 - Brookfield Investment and Related Transactions).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

Following the Initial Closing, certain other fees, participations and distributions to which the Former Advisor or the Former Special Limited Partner would have been entitled to prior to the Initial Closing were terminated or forfeited, with no amounts ever having becoming payable with respect to such fees, participations and distributions. The Former Advisor’s right to receive certain brokerage commissions under certain conditions with respect to sales of the Company’s properties was also terminated, with only $0.3 million having been paid in connection with one hotel sold during the three months ended September 30, 2016.
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

Prior to the Initial Closing, the Company also paid the Former Property Manager (which payment was assigned by the Former Property Manager to Crestline) an annual incentive fee equal to 15% of the amount by which the operating profit from the properties sub-managed by Crestline for such fiscal year (or partial fiscal year) exceeds 8.5% of the total investment of such properties pursuant to property management agreements with the Former Property Manager. There were no incentive fees incurred by the Company for the three months ended September 30, 2017 and $0.1 million for the nine months ended September 30, 2017.
The table below shows the management fees (including incentive fees described above) and reimbursable expenses incurred by the Company pursuant to the property management agreements (and not payable to a third party sub-property manager) during three months ended September 30, 2017 and 2016, respectively, and the associated payable as of September 30, 2017 and December 31, 2016 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,		Payable as of
	2017	2016	2017	2016	September 30, 2017	December 31, 2016
Total management fees and reimbursable expenses incurred from Crestline	$—	$4,134	$4,291	$12,305	$—	$1,306
Total management fees incurred from Former Property Manager	$—	$2,262	$2,035	$6,501	$—	$532
Total	$—	$6,396	$6,326	$18,806	$—	$1,838
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
Note 15 - Economic Dependency
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

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

Note 16 - Impairments

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

The Company determined the aggregate fair values of these two hotels using market and discounted cash flow based methods to be $17.0 million, approximately $1.4 million less than the aggregate carrying amount of the hotels at June 30, 2017, of $18.4 million and recorded the impairment loss in the Consolidated Statements of Operations and Comprehensive Income (Loss). In connection with the Company’s publishing of its initial Estimated Per-Share NAV during 2016, which was also a “triggering event,” the Company recorded an impairment in the second quarter ended June 30, 2016, of $2.4 million at one of its other hotels.

In August and September 2017, hurricanes Harvey and Irma made landfall in the United States, primarily impacting Texas and Florida, where 22 of the Company’s hotels are located. The Company evaluated the effects of these hurricanes on the Company’s hotels to determine if indicators of impairment were present in accordance with the provisions of Accounting Standards Codification section 360 - Property, Plant and Equipment, and did not identify any indicators of impairment. The Company recognized an expense of $1.8 million in other property-level operating expenses on the Consolidated Statements of Operations and Comprehensive Income (Loss) for repair costs during the three months ended September 30, 2017, net of $0.5 million recorded as a receivable for anticipated insurance recoveries in excess of the deductible.
The Company also recognized an impairment loss on the sale of three of the four hotels classified as assets held for sale as of September 30, 2017, totaling $5.4 million, which includes the costs to sell those assets (See Note 17 - Assets Held for Sale).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

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

Management determined that the performance of the recoverability test of the Company's reporting units (as described above in Impairments of Long-Lived Assets) represented a "triggering event" under ASC 350. As a result, an evaluation of impairment of the goodwill allocated to each reporting unit for which a fair value was less than the carrying amount was necessary. The Company determined the fair values of each reporting unit using market and discounted cash flow based methods. The assumptions utilized in the income approach include, but are not limited to, revenue growth rates, future cash flows and a discount rate. The assumptions utilized in the market approach include, but are not limited to, future cash flows, the selection of comparable companies and measures of operating results and pricing multiples. In performing this evaluation, the Company compared the fair value of the reporting unit to the carrying amount of such reporting unit including the allocation of goodwill. As required by ASC 350, as amended by ASU 2017-04, if the carrying amount of the reporting unit exceeds its fair value, the Company will apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit's carrying amount over its fair value, not to exceed the total amount of goodwill allocated to such reporting unit.

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

Note 17 - Assets Held for Sale

During the quarter ended September 30, 2017, the Company entered into purchase and sale agreements to sell four non-core hotels. If completed, these sales will allow the Company to avoid re-flagging certain of the hotels and generate proceeds that will be used to redeem Grace Preferred Equity Interests in accordance with their terms and meet liquidity requirements. These sales also generate additional liquidity through the elimination of any future PIP obligations associated with the hotels sold. As of September 30, 2017, the Company classified these four hotels as held for sale. During the period ended September 30, 2017, the Company recognized an impairment loss on the sale of three of the four hotels, totaling $5.4 million, which includes the costs to sell those assets. These sales are subject to conditions, and there can be no assurance they will be completed on their current terms, or at all. The aggregate contract purchase price of these sales is $17.4 million, which are expected to generate net proceeds of approximately $5.0 million to the Company after the redemption of the amount of Grace Preferred Equity Interests required in accordance with their terms and payment of transaction costs.
The sale of these hotels does not represent a strategic shift that has, or will have, a major effect on the Company’s operations and financial results, and therefore the operating results for the period of ownership of these properties are included in income from continuing operations for the three months ended and nine months ended September 30, 2017.
Assets held for sale as of September 30, 2017 consisted of the following (in thousands):

September 30, 2017
Property, Plant & Equipment, less accumulated depreciation	17,311
Less: Costs to Sell	(281)
Assets Held for Sale	$17,030

Note 18 - Subsequent Events
The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q, and determined that there have not been any events that have occurred that would require adjustments to disclosures in the accompanying consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

On October 25, 2017, the Company commenced a self-tender offer (the “Company Offer”) for up to 1,000,000 shares of common stock at a price of $6.50 per share. Shares purchased in the Company Offer will be paid for in cash, less the withholding of any applicable taxes and without interest, as further described in the Offer to Purchase, the Letter of Transmittal and other related materials that were filed with the SEC as exhibits to an issuer tender offer statement on Schedule TO on October 25, 2017. Unless extended or withdrawn, the Company Offer will expire at 5:00 p.m., New York City time, on December 11, 2017.

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

•	We may fail to realize the expected benefits of our acquisitions of hotels within the anticipated timeframe or at all and we may incur unexpected costs.

•	Increases in labor costs could adversely affect the profitability of our hotels.

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

Overview
We were incorporated on July 25, 2013 as a Maryland corporation and qualified as a REIT beginning with the taxable year ended December 31, 2014. We were formed primarily to acquire lodging properties in the midscale limited service, extended stay, select service, upscale select service, and upper upscale full service segments within the hospitality sector. As of September 30, 2017, we had acquired or had an interest in a total of 148 hotels, including four hotels that were classified as held for sale (See Note 17 - Assets Held for Sale to our accompanying consolidated financial statements included in this Quarterly Report on Form 10-Q), with a total of 17,846 guest rooms located in 33 states. As of September 30, 2017, all but one of our hotels operated under a franchise or license agreement with a national brand owned by one of Hilton Worldwide, Inc., Marriott International, Inc., Hyatt Hotels Corporation, Intercontinental Hotels Group and Red Lion Hotels Corporation or one of their respective subsidiaries or affiliates.

As of September 30, 2017, following the Initial Closing, 80 of the hotel assets we have acquired were managed by Crestline and 68 of the hotel assets we have acquired were managed by other property managers. As of September 30, 2017, our other property managers were Hampton Inns Management LLC and Homewood Suites Management LLC, affiliates of Hilton Worldwide Holdings Inc. (41 hotels), InnVentures IVI, LP (2 hotels), McKibbon Hotel Management, Inc. (21 hotels) and Larry Blumberg & Associates, Inc. (4 hotels).
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
Substantially all of our business is conducted through the OP. Prior to the Initial Closing, we were the sole general partner and held substantially all of the units of limited partnership in the OP entitled “OP Units” ("OP Units"). As of September 30, 2017, the Brookfield Investor holds all the issued and outstanding Class C Units, representing $138.5 million in liquidation preference with respect to the OP that ranks senior in payment of distributions and in the distribution of assets to the OP Units held by us, and BSREP II Hospitality II Special GP, OP LLC (the “Special General Partner”), an affiliate of the Brookfield Investor, is the special general partner of the OP, with certain non-economic rights that apply if we fail to redeem the Class C Units when required to do so, including the ability to commence selling the OP's assets until the Class C Units have been fully redeemed.
Without obtaining the prior approval of the majority of the then outstanding Class C Units, the OP is restricted from taking certain actions including equity issuances, debt incurrences, payment of dividends or other distributions, redemptions or repurchases of securities, property acquisitions and property sales and dispositions that do not meet transaction-size limits and other defined criteria and would be outside of the OP’s normal course of business. In addition, pursuant to the terms of the Redeemable Preferred Share, in addition to other governance and board rights, the Brookfield Investor has elected and has a continuing right to elect two directors (each, a "Redeemable Preferred Director") to our board of directors, and we are similarly restricted from taking the foregoing actions without the prior approval of at least one of the Redeemable Preferred Directors. Prior approval of at least one of the Redeemable Preferred Directors is also required to approve the annual business plan (including the annual operating and capital budget) required under the terms of the Redeemable Preferred Share (the "Annual Business Plan"), hiring and compensation decisions related to certain key personnel (including our executive officers) and various matters related to the structure and composition of our board of directors. These restrictions (collectively referred to herein as the “Brookfield Approval Rights”) are subject to certain exceptions and conditions.
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
Prior to the Initial Closing, we had no employees, and we depended on the Former Advisor to manage certain aspects of our affairs on a day-to-day basis pursuant to our advisory agreement with the Former Advisor (the "Advisory Agreement"). In addition, prior to the Initial Closing, the Former Property Manager served as our property manager and had retained Crestline to provide services, including locating investments, negotiating financing and operating certain hotel assets in our portfolio.
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
At the Initial Closing, the Advisory Agreement was terminated and certain employees of the Former Advisor or its affiliates (including Crestline) who had been involved in the management of our day-to-day operations, including all of our executive officers, became our employees. Following the Initial Closing, we had approximately 25 full-time employees. The staff at our hotels are employed by our third-party hotel managers. We now conduct our operations independently of the Former Advisor and its affiliates.

See Note 3 - Brookfield Investment and Related Transactions to our accompanying consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding the terms of the SPA and the Framework

Agreement and the other transactions and agreements contemplated thereby, as well as the Redeemable Preferred Share and the Class C Units, including conversion rights, distribution rights, approval rights and redemption rights associated therewith.
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
Certain amounts in prior periods have been reclassified in order to conform to current period presentation, specifically, we changed the presentation of our Consolidated Statements of Operations and Comprehensive Income (Loss) with respect to "general and administrative" expenses and "acquisition and transaction related costs". The change in presentation was to reclassify these line items so that they are included as a component of Operating income (loss). We made this change in presentation for all periods presented.
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

Impairment of Long-Lived Assets and Investment in Unconsolidated Entities
When circumstances indicate the carrying amount of a property may not be recoverable, we review the asset for impairment. This review is based on an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property’s use and eventual disposition. The estimates consider factors such as expected future operating income, market and other applicable trends and residual value, as well as the effects of demand, competition and other factors. If an impairment exists due to the inability to recover the carrying amount of a property, an impairment loss will be recorded to the extent that the carrying amount exceeds the estimated fair value of the property. An impairment loss results in an immediate negative adjustment reflected in net income (See Note 16 - Impairments of Long-Lived Assets and Note 17 - Assets Held for Sale to our accompanying consolidated financial statements included in this Quarterly Report on Form 10-Q).

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

If all the criteria are met, a long-lived asset held for sale is measured at the lower of its carrying amount or fair value less cost to sell, and we will cease recording depreciation. Any such adjustment to the carrying amount is recorded as an impairment loss (See Note 17 - Assets Held for Sale to our accompanying consolidated financial statements included in this Quarterly Report on Form 10-Q).
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

During the three months ended March 31, 2017, we recognized $31.6 million as goodwill (See Note 4 - Business Combinations to our accompanying consolidated financial statements included in this Quarterly Report on Form 10-Q). During the three months ended June 30, 2017, we recorded an impairment of our goodwill of $16.1 million (See Note 16 - Impairments to our accompanying consolidated financial statements included in this Quarterly Report on Form 10-Q).
Revenue Recognition
We recognize hotel revenue as earned, which is generally defined as the date upon which a guest occupies a room or utilizes the hotel services.
Income Taxes

We elected and qualified to be taxed as a REIT under Sections 856 through 860 of the Code commencing with our tax year ended December 31, 2014. In order to continue to qualify as a REIT, we must annually distribute to our stockholders 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding net capital gain, and must comply with various other organizational and operational requirements. We generally will not be subject to federal corporate income tax on that portion of our REIT taxable income that we distribute to our stockholders. We may be subject to certain state and local taxes on our income, property taxes and federal income and excise taxes on our undistributed income. Our hotels are leased to taxable REIT subsidiaries which are owned by the OP. The taxable REIT subsidiary are subject to federal, state and local income taxes.
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
Pursuant to the SPA with the Brookfield Investor, we may become obligated to issue additional Class C Units to the Brookfield Investor and this obligation is considered a contingent forward contract under Accounting Standards Codification section 480 - Distinguishing Liabilities from Equity and accounted for as a liability. The fair value of the contingent forward liability was initially recognized at zero since the contingent forward contract was executed at fair market value. We have determined the value has not changed from the issuance date of March 31, 2017. We will measure the contingent forward liability on a recurring basis until the underlying Class C Units are issued and any changes in fair value will be recognized through earnings. At the time that the underlying Class C Units are issued, the corresponding liability will be extinguished.
Derivative Transactions
We at certain times enter into derivative instruments to hedge exposure to changes in interest rates. Our derivatives as of September 30, 2017, consisted of interest rate cap agreements, which we believe will help to mitigate our exposure to increasing borrowing costs under floating rate indebtedness. We have elected not to designate our interest rate cap agreements as cash flow hedges for accounting purposes. The impact of the interest rate caps for the three and nine months ended September 30, 2017, to the consolidated financial statements was immaterial.

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
Results of Operations
Prior to the suspension of our IPO in November 2015, we depended, and expected to continue to depend, in substantial part on proceeds from our IPO to meet our major capital requirements. Following the suspension of our IPO in 2015, our primary business objective has been a focus on meeting our capital requirements and on maximizing the value of our existing portfolio by continuing to invest in our hotels primarily through brand-mandated property improvement plans (“PIPs”), and through intensive asset management. Because we required funds in addition to operating cash flow and cash on hand to meet our capital requirements, we undertook and evaluated a variety of transactions to generate additional liquidity to address our capital requirements, including changing our distribution policy, extending certain of our obligations under PIPs, extending obligations to pay contingent consideration, marketing and selling assets and seeking debt or equity financing transactions. In January 2017, we entered into the SPA and the Framework Agreement, and the consummation of the transactions contemplated by these agreements in March 2017 has generated, and is expected to continue to generate, additional liquidity through the sale of Class C Units to the Brookfield Investor at the Initial Closing and at Subsequent Closings, as well as cost savings realized as part of our transition to self-management through reduced property management fees and the elimination of external asset management fees to the Former Advisor (offset by expenses previously borne by the Former Advisor that are now incurred directly by us as a self-managed company). The Subsequent Closings are subject to conditions, and may not be completed on their current terms, or at all, and the cost savings from our transition to self-management may not be realized to the extent we are anticipating, or at all.
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
PIP renovation work has adversely impacted our operating results due to the disruptions to the operations of the hotels being renovated. Additionally, we have significant PIP renovation work that we will be required to make during the remainder of 2017 and in future years which will also adversely impact our operating results while renovation work is ongoing. Completed PIPs are expected to be accretive to our cash flow in subsequent periods. The 2017 NAV calculation includes estimates of future PIP costs and the impact of taking guest rooms out of service while PIP work is ongoing, reflecting greater certainty as to the timing, scope and cost of PIP work due to our negotiations with the brands and expected availability of cash from the obligation of the Brookfield Investor to purchase additional Class C Units at Subsequent Closings pursuant to the SPA. The impact of the PIP estimates on our calculation of Estimated Per-Share NAV in future years is expected to diminish or be eliminated as our PIP work is completed.

We believe that the continued execution of our hotel reinvestment program, primarily through the brand-mandated PIPs, which we anticipate substantially completing over the next two to three years, will maximize long-term value for our stockholders, position us for future success, and position us for a potential liquidity event for our investors. While it is our intention to achieve a liquidity event, there can be no assurance as to when or if we will ultimately be able to do so and as to the terms of any such liquidity event.
Our results of operations have in the past, and may continue to be, impacted by our acquisition activity.
In March 2014, we closed on the acquisition of interests in six hotels through fee simple, leasehold and joint venture interests (the "Barceló Portfolio") for an aggregate purchase price of $110.1 million, exclusive of closing costs. In February 2015, we closed on the acquisition of interests in 116 hotels through fee simple and leasehold interests (the "Grace Portfolio") for an aggregate purchase price of $1.8 billion, exclusive of closing costs. In October 2015, we closed on the acquisition of interests in 10 hotels through fee simple interests (the "First Summit Portfolio") from Summit Hotel OP, LP, the operating partnership of Summit Hotel Properties, Inc., and affiliates thereof (collectively, "Summit") for an aggregate purchase price of $150.1 million, exclusive of closing costs. In November and December 2015, we closed on the acquisition of interests in four hotels through fee simple interests (the "First Noble and Second Noble Portfolios") for an aggregate purchase price of $107.6 million, exclusive of closing costs. During December 2015 and January 2016, we terminated our obligations to acquire 24 additional hotels, including obligations to Summit, and as a result forfeited an aggregate of $41.1 million in non-refundable deposits. In February 2016, we completed the acquisition of six hotels through fee simple interests from Summit (the "Third Summit Portfolio”) for an aggregate purchase price of $108.3 million, exclusive of closing costs, $20.0 million of which was funded with the proceeds from a loan (the "Summit Loan") from Summit.
Also in February 2016, we reinstated our obligation under a previously terminated agreement with Summit, to purchase ten hotels for an aggregate purchase price of $89.1 million from Summit, made a new purchase price deposit of $7.5 million with additional proceeds from the Summit Loan (the "Reinstatement Agreement"). Under the Reinstatement Agreement, Summit had the right to market and ultimately sell any or all of the hotels to be purchased to a bona fide third party purchaser without our consent at any time prior to the completion of any acquisition pursuant to the Reinstatement Agreement. In June 2016, Summit informed us that two of the ten hotels had been sold, thereby reducing the number of hotels that could be purchased under the Reinstatement Agreement to eight hotels for an aggregate purchase price of $77.2 million. In January 2017, in connection with our entry into the SPA, we extended the scheduled closing date of the acquisition of seven of the remaining hotels to April 27, 2017 (and October 24, 2017 in the case of the eighth hotel) and made an additional purchase price deposit of $3.0 million in the form of a new loan by Summit to us (the “Additional Loan”).

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

Comparison of the Three Months Ended September 30, 2017 to the Three Months Ended September 30, 2016
Room revenues for the portfolio were $159.4 million for the three months ended September 30, 2017, compared to room revenues of $153.2 million for the three months ended September 30, 2016. The increase in room revenues was primarily driven by the impact of the April Acquisition of seven hotels from Summit and increased ADR.
The following table presents actual operating information of the hotels in our portfolio for the periods in which we have owned them.

	Three Months Ended
Total Portfolio	September 30, 2017	September 30, 2016
Number of rooms	17,846	17,351
Occ	79.6%	79.9%
ADR	$124.41	$122.67
RevPAR	$99.02	$97.98

Our results of operations only include the results of operations of the hotels we have acquired beginning on the date of each hotel's acquisition. The following table presents pro-forma operating information of the hotels in our portfolio as if we had owned each hotel in our portfolio as of September 30, 2017, for the full periods presented.

	Three Months Ended
Pro forma (148 hotels)	September 30, 2017	September 30, 2016
Number of rooms	17,846	17,846
Occ	79.6%	79.6%
ADR	$124.41	$122.17
RevPAR	$99.02	$97.25
RevPAR change	1.8%
The information in the table below presents pro-forma operating information for only the hotels that we classify as not under renovation as of September 30, 2017. We consider hotels to be under renovation beginning in the quarter that they start material renovations and continuing until the end of the fourth full quarter following the substantial completion of the renovations. The hotel business is capital-intensive and renovations are a regular part of the business. A large-scale capital project that would cause a hotel to be considered to be under renovation is an extensive renovation of core aspects of the hotel, such as rooms, meeting space, lobby, bars, restaurants, and other public spaces. Both quantitative and qualitative factors are taken into consideration in determining if a particular renovation would cause a hotel to be considered to be under renovation for these purposes, including unusual or exceptional circumstances such as: a reduction or increase in room count, a significant alteration of the business operations, or the closing of material portions of the hotel during the renovation.

	Three Months Ended
Pro forma hotels not under renovation (130 hotels)	September 30, 2017	September 30, 2016
Number of rooms	15,889	15,889
Occ	80.2%	80.1%
ADR	$123.49	$121.62
RevPAR	$99.04	$97.41
RevPAR change	1.7%
The pro-forma RevPAR growth rate for the three months ended September 30, 2017, compared to the three months ended September 30, 2016, increased by 1.8% due to an increase in ADR. Pro-forma RevPAR for our hotels not under renovation increased 1.7% in the current period as compared to the prior year period, due to an increase in occupancy and ADR.
Other non-room operating revenues for the portfolio include food and beverage, and other ancillary revenues such as conference center, market, parking, telephone and cancellation fees. Total non-room operating revenues, including the results of the hotels in our portfolio as if we had owned each hotel in our portfolio for the three months ended September 30, 2017, and the three months ended September 30, 2016, decreased 7.1% over the prior year period driven primarily by lower food and beverage revenue.
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

Total hotel operating expenses (which exclude acquisition and transaction costs, general and administrative, depreciation and amortization and impairment of long-lived assets), including the results of the hotels in our portfolio as if we had owned each hotel in our portfolio for the three months ended September 30, 2017, and the three months ended September 30, 2016, decreased approximately 1.4% over the prior year period primarily due to the reduction in base property management fees and the elimination of asset management fees effective as of the Initial Closing, partially offset by an increase in rooms expense and other property-level operating costs.
There were no acquisition and transaction related costs for the three months ended September 30, 2017.
General and administrative decreased approximately $0.7 million for the three months ended September 30, 2017, compared to the prior year period, primarily due to lower professional fees partially offset by the commencement of payment of employee salaries and benefits following our transition to a self-managed company.
Depreciation and amortization increased approximately $0.7 million for the three months ended September 30, 2017, compared to the prior year period, due to completed PIPs and acquisitions.
Impairment of goodwill and long-lived assets increased $5.4 million for the three months ended September 30, 2017 compared to the prior year period, due to the loss on assets held for sale as a result of the purchase and sale agreements we entered into to sell four non-core hotels during the three months ended September 30, 2017. See Note 17 - Assets Held for Sale to our accompanying consolidated financial statements included in this Quarterly Report on Form 10-Q for further details.

Interest expense increased $1.6 million for the three months ended September 30, 2017, compared to the prior year period, primarily driven by increased debt balances and higher total deferred financing costs on the new loans from the April 2017 refinancing transactions.
Other income (expense) changed by approximately $0.6 million for the three months ended September 30, 2017, compared to the prior year period.
Comparison of the Nine Months Ended September 30, 2017 to the Nine Months Ended September 30, 2016
Room revenues were $453.1 million for the nine months ended September 30, 2017, compared to room revenues of $434.5 million for the nine months ended September 30, 2016. The increase in room revenues was primarily due to our acquisitions of the hotels from Summit that were completed during the first quarter of 2016 (six hotels) and the second quarter of 2017 (seven hotels), and increased occupancy and ADR.
The following table presents actual operating information of the hotels in our portfolio for the periods in which we owned them.

	Nine Months Ended
Total Portfolio	September 30, 2017	September 30, 2016
Number of rooms	17,846	17,351
Occ	77.6%	76.8%
ADR	$123.84	$121.90
RevPAR	$96.13	$93.60
Our results of operations only include the results of operations of the hotels we have acquired beginning on the date of each hotel's acquisition. The following table presents pro-forma operating information of the hotels in our portfolio as if we had owned each hotel in our portfolio as of September 30, 2017, for the full periods presented. The information in the table includes the hotels that were under renovation within the nine months ended September 30, 2017.

	Nine Months Ended
Pro forma (148 hotels)	September 30, 2017	September 30, 2016
Number of rooms	17,846	17,846
Occ	77.5%	76.7%
ADR	$123.51	$121.31
RevPAR	$95.77	$93.09
RevPAR change	2.9%
The information in the table below presents pro-forma operating information for only the hotels that we classify as not under renovation as of September 30, 2017. In accordance with how we classify hotels to be under renovation as described above, a total of 28 hotels were classified as not under renovation during the three months ended September 30, 2017 and September 30, 2016, but were classified as under renovation during the six months ended June 30, 2017 and June 30, 2016.

	Nine Months Ended
Pro forma hotels not under renovation (130 hotels)	September 30, 2017	September 30, 2016
Number of rooms	15,889	15,889
Occ	77.6%	77.8%
ADR	$121.73	$120.07
RevPAR	$94.51	$93.46
RevPAR change	1.1%

Pro-forma RevPAR for the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016, increased by 2.9% due to an increase in ADR and occupancy. Pro-forma RevPAR for our hotels not under renovation increased 1.1% in the current period as compared to the prior year period, driven by an increase in ADR, partially offset by a decrease in occupancy.

Other non-room operating revenues for the portfolio include food and beverage, and other ancillary revenues such as conference center, market, parking, telephone and cancellation fees. Total non-room operating revenues, including the results of the hotels in our portfolio as if we had owned each hotel in our portfolio for the nine months ended September 30, 2017, and the nine months ended September 30, 2016, decreased approximately 3.1% over the prior year period primarily driven by lower food and beverage revenue.
Total hotel operating expenses (which exclude acquisition and transaction costs, general and administrative, depreciation and amortization and impairment of long-lived assets), including the results of the hotels in our portfolio as if we had owned each hotel in our portfolio for the nine months ended September 30, 2017, and the nine months ended September 30, 2016, decreased approximately 0.9% over the prior year period primarily due to the reduction in base property management fees and the elimination of asset management fees effective as of the Initial Closing, partially offset by an increase in rooms expense and other property-level operating costs.
Acquisition and transaction related costs decreased approximately $24.8 million for the nine months ended September 30, 2017, compared to the prior year period. Acquisition and transaction related costs for the nine months ended September 30, 2017 were due to costs associated with the April Acquisition of seven hotels from Summit. Acquisition and transaction related costs for the nine months ended September 30, 2016, were attributable to costs associated with the acquisition of the Third Summit Portfolio and forfeited deposits related to terminated acquisitions of approximately $22.0 million.
General and administrative increased approximately $1.6 million for the nine months ended September 30, 2017, compared to the prior year period, primarily due to certain one-time costs associated with our transition to self-management and the April 2017 refinancing transactions, and the commencement of payment of employee salaries and benefits following our transition to a self-managed company.
Depreciation and amortization increased approximately $3.6 million for the nine months ended September 30, 2017, compared to the prior year period, due to completed PIPs and acquisitions.
Impairment of goodwill and long-lived assets increased approximately $20.4 million for the nine months ended September 30, 2017, compared to the prior year period. For the nine months ended September 30, 2017, a $16.1 million impairment was recorded related to goodwill, a $1.4 million impairment was recorded related to long-lived assets of two hotels, and a $5.4 million impairment was recorded due to the loss on assets held for sale as a result of the purchase and sale agreements we entered into to sell four non-core hotels during the three months ended September 30, 2017. For the nine months ended September 30, 2016, a $2.4 million impairment was recorded related to long-lived assets of one other hotel. See Note 16 - Impairments and Note 17 - Assets Held for Sale to our accompanying consolidated financial statements included in this Quarterly Report on Form 10-Q for further details.
Interest expense increased approximately $5.0 million for the nine months ended September 30, 2017, compared to the prior year period, primarily driven by the write-off of deferred financing costs associated with the SN Term Loan that was refinanced in April 2017 and higher amortization of deferred financing costs as a result of higher total deferred financing costs on the new loans from the April 2017 refinancing transactions.
Other income (expense) changed by approximately $1.4 million for the nine months ended September 30, 2017, compared to the prior year period.
Hotel EBITDA
This section includes disclosures with respect to hotel earnings before interest, taxes and depreciation and amortization ("Hotel EBITDA"), which is a non-GAAP financial measure. A description of Hotel EBITDA and a reconciliation to the most directly comparable GAAP measure, which is net income (loss) attributable to common stockholders, is provided below.
Hotel EBITDA is used by management as a performance measure and we believe it is useful to investors as a supplemental measure in evaluating our financial performance because it is a measure of hotel profitability that excludes expenses that we believe may not be indicative of the operating performance of our hotels. We believe that using Hotel EBITDA, which excludes the effect of expenses not related to operating hotels and non-cash charges, all of which are based on historical cost and may be of limited significance in evaluating current performance, facilitates comparison of hotel operating profitability between periods. For example, interest expense and general and administrative expenses are not linked to the operating performance of a hotel and Hotel EBITDA is not affected by whether the financing is at the hotel level or corporate level. In addition, depreciation and amortization, because of historical cost accounting and useful life estimates, may distort operating performance at the hotel level. We believe that investors should consider our Hotel EBITDA in conjunction with net income (loss) and other required GAAP measures of our performance to improve their understanding of our operating results.
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
The following table reconciles our net loss attributable to common stockholders in accordance with GAAP to Hotel EBITDA for the three and nine months ended September 30, 2017, and for the three and nine months ended September 30, 2016:

	For the Three Months Ended September 30, 2017	For the Three Months Ended September 30, 2016	For the Nine Months Ended September 30, 2017	For the Nine Months Ended September 30, 2016
Net loss attributable to common stockholders	$(14,058)	$(6,684)	$(61,992)	$(57,665)
Deemed dividend related to beneficial conversion feature of Class C Units	—	—	4,535	—
Dividends on Class C Units	4,369	—	8,681	—
Accretion of Class C Units	556	—	1,097	—
Net loss before dividends and accretion (in accordance with GAAP)	(9,133)	(6,684)	(47,679)	(57,665)
Less: Net income attributable to non-controlling interest	154	152	237	278
Net loss and comprehensive loss (in accordance with GAAP)	$(8,979)	$(6,532)	$(47,442)	$(57,387)
Depreciation and amortization	26,464	25,788	78,519	74,912
Impairment of goodwill and long-lived assets	5,396	—	22,838	2,399
Interest expense	24,728	23,087	74,019	69,033
Acquisition and transaction related costs	—	(7)	498	25,270
Other income (expense)	(15)	542	(52)	1,396
Equity in earnings of unconsolidated entities	(231)	(286)	(381)	(407)
General and administrative	4,389	5,128	14,230	12,623
Income taxes	1,105	948	1,538	2,246
Hotel EBITDA	$52,857	$48,668	$143,767	$130,085

Cash Flows
Net cash provided by operating activities was $70.3 million for the nine months ended September 30, 2017. Cash provided by operating activities was positively impacted primarily by increases in accounts payable and accrued expenses, partially offset by increases in prepaid expenses and other assets and restricted cash.
Net cash used in investing activities was $157.2 million for the nine months ended September 30, 2017, primarily attributable to the Summit acquisition of seven hotels, capital investments in our properties, an increase in restricted cash and payment of cash consideration related to the Property Management Transactions (as defined in Note 3 - Brookfield Investment and Related Transactions to our accompanying consolidated financial statements included in this Quarterly Report on Form 10-Q).
Net cash flow provided by financing activities was $114.4 million for the nine months ended September 30, 2017. Cash provided by financing activities was primarily impacted by the net proceeds from the sale of Class C Units at the Initial Closing as well as the refinancing of the Assumed Grace Indebtedness and the SN Term Loan, partially offset by the use of a portion of those net proceeds to partially redeem the Grace Preferred Equity Interests and repay the Summit Loan in full.
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
Liquidity and Capital Resources
As of September 30, 2017, we had cash on hand of $70.3 million. Under certain of our debt obligations, we are required to maintain minimum liquidity of $15.0 million to comply with financial covenants, and we expect to satisfy this covenant through liquidity we maintain at individual hotels as well as through other sources.
As of September 30, 2017, we had principal outstanding of $1.5 billion under our indebtedness plus an additional $242.9 million in liquidation value of Grace Preferred Equity Interests (which are treated as indebtedness for accounting purposes), most of which was incurred in acquiring the properties we currently own. As of September 30, 2017, we were required to redeem 50.0% of the Grace Preferred Equity Interests originally issued, or an additional $19.4 million in liquidation value, by February 27, 2018, and we are required to redeem the remaining $223.5 million in liquidation value by February 27, 2019.
Our major capital requirements following the Initial Closing include capital expenditures required pursuant to our PIPs and related reserve deposits, interest and principal payments under our indebtedness, distributions and mandatory redemptions payable with respect to the Grace Preferred Equity Interests and distributions payable with respect to Class C Units.
In addition, on October 25, 2017, we commenced a self-tender offer (the “Company Offer”) for up to 1,000,000 shares of common stock at a price of $6.50 per share. Shares purchased in the Company Offer will be paid for in cash, less the withholding of any applicable taxes and without interest, as further described in the Offer to Purchase, the Letter of Transmittal and other related materials that were filed with the SEC as exhibits to an issuer tender offer statement on Schedule TO on October 25, 2017. Unless extended or withdrawn, the Company Offer will expire at 5:00 p.m., New York City time, on December 11, 2017.
Assuming that the Company Offer is fully subscribed, the value of shares we purchase in the Company Offer will be $6.5 million, subject to our ability to increase the number of shares purchased in accordance with SEC rules. Assuming that we do not increase the number of shares accepted for payment, we expect that the maximum aggregate cost of these purchases, including all fees and expenses applicable, will be approximately $7.0 million. We intend to fund the purchase of shares in the Company Offer and pay related costs by using cash on hand.
Prior to the suspension of our IPO in November 2015, we depended, and expected to continue to depend, in substantial part on proceeds from our IPO to meet our major capital requirements. Our IPO terminated in accordance with its terms in January 2017.
Because we required funds in addition to operating cash flow and cash on hand to meet our capital requirements, we undertook and evaluated a variety of transactions to generate additional liquidity to address our capital requirements, including changing our distribution policy, extending certain of our obligations under PIPs, extending obligations to pay contingent consideration, marketing and selling assets and seeking debt or equity financing transactions. In January 2017, we entered into the SPA and the Framework Agreement, and the consummation of the transactions contemplated by these agreements in March 2017 has, and is expected to continue to, generate additional liquidity through the sale of Class C Units to the Brookfield Investor at the Initial Closing and at Subsequent Closings, as well as cost savings realized as part of our transition to self-management through reduced property management fees and the elimination of external asset management fees to the Former Advisor (offset by expenses previously borne by the Former Advisor that are now incurred directly by us as a self-managed company).
In April 2017, we refinanced $895.4 million principal amount then outstanding under the Assumed Grace Indebtedness with new mortgage and mezzanine loans encumbering 87 of those properties (the “87-Pack Loans”). The 87-Pack Loans have an aggregate principal amount of $915.0 million and mature in May 2019, subject to three one-year extension rights. Also in April 2017, we refinanced $235.5 million principal amount then outstanding under the SN Term Loan secured by 20 of our hotels that was scheduled to mature in August 2018, with a new term loan secured by those hotels as well as the seven hotels acquired in the April Acquisition and one unencumbered hotel from our existing portfolio (the “Refinanced Term Loan”). The Refinanced Term Loan has an aggregate principal amount of $310.0 million and matures in May 2019, subject to three one-year extension rights.
Pursuant to the SPA, at the Initial Closing, we used a portion of the net proceeds to redeem $47.3 million in outstanding Grace Preferred Equity Interests and to pay in full the $23.7 million outstanding under the Summit Loan. Pursuant to the

SPA, subsequent to the Initial Closing, we used $26.9 million of the net proceeds to pay a portion of the purchase price for the April Acquisition. The Brookfield Investor has agreed to purchase additional Class C Units at Subsequent Closings in an aggregate amount not to exceed $265.0 million. Generally, the proceeds from the sale of Class C Units at Subsequent Closings may be used to redeem the Grace Preferred Equity Interests at or around the time they are required to be redeemed, with the balance available to fund PIPs and related lender reserves, repay amounts then outstanding with respect to mortgage debt principal and interest and working capital. Following the Initial Closing, $242.9 million in liquidation value of Grace Preferred Equity Interests was outstanding, and, accordingly, $22.1 million in Class C Units was available to be issued at Subsequent Closings to meet any other capital requirements. Pursuant to the SPA, $15.0 million of the net proceeds from the Initial Closing were used to fund PIPs and related lender reserves.
During the quarter ended September 30, 2017, we entered into purchase and sale agreements to sell four non-core hotels. If completed, these sales will allow us to avoid re-flagging certain of the hotels and generate proceeds that will be used to redeem Grace Preferred Equity Interests in accordance with their terms and meet liquidity requirements. These sales also generate additional liquidity through the elimination of any future PIP obligations associated with the hotels sold. As of September 30, 2017, we classified these four assets as held for sale. During the three months ended September 30, 2017, we recognized a loss on the sale of three of the four hotels, totaling $5.4 million, which includes the costs to sell those assets. These sales are subject to conditions, and there can be no assurance they will be completed on their current terms, or at all. The aggregate contract purchase price of these sales is $17.4 million, which are expected to generate net proceeds of approximately $5.0 million to us after the redemption of the amount of Grace Preferred Equity Interests required in accordance with their terms and payment of transaction costs.
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
As of September 30, 2017, our loan-to-value ratio was 70.2% including the Grace Preferred Equity Interests, which are treated as indebtedness for accounting purposes, and our loan-to-value ratio excluding the Grace Preferred Equity Interests was 60.5%.
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
Prior to our entry into agreements related to our acquisition and financing activities during 2014 and 2015, a majority of our independent directors waived the total portfolio leverage requirement of our charter with respect to acquisition and financing activities should such total portfolio leverage exceed 300% of our total "net assets" in connection with such acquisition and financing activities. Our total portfolio leverage (which includes the Grace Preferred Equity Interests) has significantly exceeded this 300% limit at times. As of September 30, 2017, our total portfolio leverage was 196%.
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
Distributions
Our distribution policy is subject to revision at the discretion of our board of directors, and may be changed at any time. There can be no assurance that we will resume paying distributions in shares of common stock or in cash at any time in the future. Our ability to make future cash distributions will depend on our future cash flows and may be dependent on our ability to obtain additional liquidity, which may not be available on favorable terms, or at all.
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
Our IPO was suspended on November 15, 2015 and terminated on January 7, 2017, the third anniversary of the commencement of our IPO, in accordance with its terms.
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

For the three months ended September 30, 2017, we paid cash distributions of $2.6 million on the Class C Units, and PIK Distributions of 118,443.50 to the Brookfield Investor, as the sole holder of the Class C Units. For the nine months ended September 30, 2017, we paid cash distributions of $5.2 million and PIK Distributions of 235,392.65 Class C Units to the Brookfield Investor, as the sole holder of the Class C Units. The cash distributions were funded from cash flow from operations.

Contractual Obligations
We have the following contractual obligations as of September 30, 2017:
Debt Obligations:
The following is a summary of our mortgage notes payable obligations as of September 30, 2017 (in thousands):

	Total	2017	2018-2020	2021	Thereafter
Principal payments due on mortgage notes payable	$1,513,000	$—	$288,000	$—	$1,225,000
Interest payments due on mortgage notes payable	282,701	12,353	195,613	52,865	21,870
Total	$1,795,701	$12,353	$483,613	$52,865	$1,246,870
Mortgage notes payable due dates assume exercise of all borrower extension options.
The following is a summary of our promissory notes payable obligations as of September 30, 2017 (in thousands):

	Total	2017	2018-2020	2021	Thereafter
Principal payments due on promissory notes payable	$2,000	$1,000	$1,000	$—	$—
Total	$2,000	$1,000	$1,000	$—	$—
The following is a summary of the Grace Preferred Equity Interests, our mandatorily redeemable preferred securities, as of September 30, 2017 (in thousands):

	Total	2017	2018-2020	2021	Thereafter
Mandatory redemptions due on mandatorily redeemable preferred securities	$242,912	$—	$242,912	$—	$—
Monthly distributions due on mandatorily redeemable preferred securities	26,044	3,607	22,437	—	—
Total	$268,956	$3,607	$265,349	$—	$—

Class C Unit Obligations:
The following table reflects the cash distributions on the Class C Units due from us over the next five years and thereafter for our arrangements as of September 30, 2017 (in thousands):

	Total	2017	2018-2020	2021	Thereafter
Distributions on Class C Units	$52,832	$2,654	$34,353	$12,644	$3,181
The foregoing summary includes PIK Distributions associated with Class C Units issued at the Initial Closing but does not include the impact of Class C Units that may be issued at Subsequent Closings or their associated PIK Distributions.
Lease Obligations:

The following table reflects the minimum base rental cash payments due from us over the next five years and thereafter for our arrangements as of September 30, 2017 (in thousands):

	Total	2017	2018-2020	2021	Thereafter
Lease payments due	$103,958	$1,235	$15,709	$5,271	$81,743
Property Improvement Plan Reserve Deposits:
The following table reflects estimated PIP reserve deposits that are required under our mortgage debt obligations over the next five years as of September 30, 2017 (in thousands):

	Total	2017	2018-2020	2021	Thereafter
PIP reserve deposits due	$55,726	$9,287	$46,439	$—	$—

Related Party Transactions and Agreements
See Note 14 - Related Party Transactions and Arrangements to our consolidated financial statements included in this report.

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
As of September 30, 2017, we had not fixed the interest rate for $1.2 billion of our secured variable-rate debt. As a result, we are subject to the potential impact of rising interest rates, which could negatively impact our profitability and cash flows. In order to mitigate our exposures to changes in interest rates, we have entered into interest rate cap agreements with respect to all $1.2 billion of our variable-rate debt. The estimated impact on our annual results of operations, of an increase of 100 basis points in interest rates, would be to increase or decrease annual interest expense by approximately $12.4 million. The estimated impact assumes no changes in our capital structure. As the information presented above includes only those exposures that exist as of September 30, 2017, it does not consider those exposures or positions that could arise after that date. The information represented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.

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
We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a -15(e) as of the end of the period covered by this report. Based upon this evaluation our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.
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
Management took a number of steps to remediate the underlying causes of the material weakness described above, including the following:

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
As a result of the completion and implementation of the remedial measures described above, management determined that the material weakness was remediated as of September 30, 2017.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings.
We are not a party to any material pending legal proceedings.
Item 1A. Risk Factors.
There have been no material changes to the risk factors disclosed in our 2016 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
On July 3, 2017, the following awards were made under our amended and restated employee and director incentive restricted share plan: (i) 7,576 restricted shares of common stock ("restricted shares') to a wholly owned subsidiary of the Brookfield Investor in respect of the Redeemable Preferred Directors’ service on our board of directors; (ii) 29,252.646 restricted stock units in respect of shares of common stock ("RSUs") to our other directors (including 6,524.646 RSUs which were issued in connection with the simultaneous forfeiture of an equal number of restricted shares); (iii) 52,500 RSUs to our executive officers pursuant to their employment agreements; and (iv) 18,645 RSUs to certain of our other employees. These awards were exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
None.
Item 5. Other Information.

Amended and Restated Code of Business Conduct and Ethics

On November 9, 2017, our board of directors adopted an amended and restated Code of Business Conduct and Ethics (the
“Code of Ethics”). The Code of Ethics reflects updates to improve language, appearance and style and to remove language that we considered to be dated or duplicative and unnecessary. The Code of Ethics took effect upon adoption by our board of directors and did not result in any waiver, explicit or implicit, of any provision of our previous Code of Ethics and Business
Conduct.

The Code of Ethics will be made available on our website at www.HITREIT.com in the “Corporate Governance” section as soon as practicable.

The foregoing description of the amendments reflected in the Code of Ethics does not purport to be complete and is qualified in its entirety by reference to Code of Ethics, attached as Exhibit 14.1 hereto and incorporated herein by reference.

Item 6. Exhibits.
EXHIBIT INDEX
The following exhibits are included in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
10.1(1)
First Amendment to Amended and Restated Agreement of Limited Partnership of Hospitality Investors
Trust Operating Partnership, L.P. dated as of July 10, 2017, by Hospitality Investors Trust, Inc., as general partner

10.2(2)
Second Amendment to Amended and Restated Agreement of Limited Partnership of Hospitality Investors Trust Operating Partnership, L.P. dated as of September 29, 2017, by Hospitality Investors Trust, Inc., as general partner

10.3(2)	Amendment to Employment Agreement, dated as of August 10, 2017, by and between Jonathan P. Mehlman and Hospitality Investors Trust, Inc.
10.4(2)	Amendment to Employment Agreement, dated as of August 10, 2017, by and between Edward T. Hoganson and Hospitality Investors Trust, Inc.
10.5(2)	Amendment to Employment Agreement, dated as of August 10, 2017, by and between Paul C. Hughes and Hospitality Investors Trust, Inc.
10.6*	Form of Restricted Share Unit Award Agreement (officers)
14.1*	Amended and Restated Code of Business Conduct and Ethics
31.1*	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*
Written statements of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*
XBRL (eXtensible Business Reporting Language). The following materials from Hospitality Investors Trust, Inc. Quarterly Report on Form 10-Q for the three months ended September 30, 2017, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statements of Changes in Stockholders' Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

* Filed herewith
(1) Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 filed with the
SEC on August 10, 2017.
(2) Filed as an Exhibit to the Company’s Schedule TO filed with the SEC on October 25, 2017.

HOSPITALITY INVESTORS TRUST, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOSPITALITY INVESTORS TRUST, INC.

Dated: November 13, 2017	By: /s/ Jonathan P. Mehlman Name: Jonathan P. Mehlman Title: Chief Executive Officer and President (Principal Executive Officer)
Dated: November 13, 2017	By: /s/ Edward T. Hoganson Name: Edward T. Hoganson Title: Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)