Form 10-K
period 2017-12-31
Hospitality Investors Trust, Inc.
filed 2018-03-27
CIK 1583077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2017
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
Securities registered pursuant to section 12(b) of the Act: None
Securities registered pursuant to section 12(g) of the Act: Common stock, $0.01 par value per share (Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No
Indicate by check mark whether the registrant submitted electronically and posted on its corporate Web Site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See definition of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☒	(Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☒ Yes ☐ No
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
There is no established public market for the registrant's shares of common stock.
The number of outstanding shares of the registrant's common stock on March 15, 2018 was 39,505,742 shares.
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement to be delivered to stockholders in connection with the registrant's 2018 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K. The registrant intends to file its proxy statement within 120 days after its fiscal year end.

HOSPITALITY INVESTORS TRUST, INC.

FORM 10-K
Year Ended December 31, 2017

This Annual Report on Form 10-K may contain registered trademarks, including Hampton Inn®, Hampton Inn and Suites®, Homewood Suites®, Embassy Suites®, DoubleTree® and Hilton Garden Inn®, which are the exclusive property of Hilton Worldwide, Inc.® and its subsidiaries and affiliates, Courtyard® by Marriott, Fairfield Inn and Suites®, TownePlace Suites®, SpringHill Suites®, Residence Inn® and Westin® which are the exclusive property of Marriott International, Inc.® or one of its affiliates, Hyatt House® and Hyatt Place®, which are the exclusive property of Hyatt Hotels Corporation® or one of its affiliates, and Holiday Inn Express and Suites® and Staybridge Suites®, which are the exclusive property of Intercontinental Hotels Group® or one of its affiliates. For convenience, the applicable trademark or service mark symbol has been omitted but will be deemed to be included wherever the above referenced terms are used.

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
The following are some of the risks and uncertainties, although not all risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•
We have entered into agreements with Brookfield Strategic Real Estate Partners II Hospitality REIT II LLC (the “Brookfield Investor”), pursuant to which, among other things, the Brookfield Investor has purchased $160.0 million in units of a class of limited partner interests in our operating partnership entitled “Class C Units” (the “Class C Units”), and the Brookfield Investor has agreed to purchase additional Class C Units in an aggregate amount of up to $240.0 million at subsequent closings (“Subsequent Closings”). We may require funds, which may not be available on favorable terms or at all, in addition to our operating cash flow, cash on hand and the proceeds that may be available from sales of Class C Units at Subsequent Closings, which are subject to conditions, to meet our capital requirements.

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

•
We depend on our operating partnership and its subsidiaries for cash flow and are effectively structurally subordinated in right of payment to their obligations, which include distribution and redemption obligations to holders of Class C Units and the preferred equity interests issued by two of our subsidiaries that indirectly own 112 of our hotels (the “Grace Preferred Equity Interests”).

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

iii

PART I

Item 1. Business.
We were incorporated on July 25, 2013 as a Maryland corporation and qualified as a REIT beginning with the taxable year ended December 31, 2014. We were formed primarily to acquire lodging properties in the midscale limited service, extended stay, select service, upscale select service, and upper upscale full service segments within the hospitality sector. As of December 31, 2017, we had acquired or had an interest in a total of 145 hotels, including one hotel that was classified as held for sale (See Note 18 - Assets Held for Sale to our accompanying consolidated financial statements included in this Annual Report on Form 10-K), with a total of 17,483 guestrooms located in 33 states. As of December 31, 2017, all but one of our hotels operated under a franchise or license agreement with a national brand owned by one of Hilton Worldwide, Inc., Marriott International, Inc., Hyatt Hotels Corporation and Intercontinental Hotels Group or one of their respective subsidiaries or affiliates.
As of December 31, 2017, 79 of the hotel assets we have acquired were managed by Crestline Hotels & Resorts, LLC (“Crestline”) and 66 of the hotel assets we have acquired were managed by other property managers. As of December 31, 2017, our other property managers were Hampton Inns Management LLC and Homewood Suites Management LLC, affiliates of Hilton Worldwide Holdings Inc. (39 hotels), InnVentures IVI, LP (2 hotels), McKibbon Hotel Management, Inc. (21 hotels) and Larry Blumberg & Associates, Inc. (4 hotels).
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

On February 27, 2018, the second closing under the SPA (the “Second Closing”) occurred, pursuant to which we sold 1,694,915.25 additional Class C Units to the Brookfield Investor, for a purchase price of $14.75 per Class C Unit, or $25.0 million in the aggregate.
Subject to the terms and conditions of the SPA, we also have the right to sell, and the Brookfield Investor has agreed to purchase, additional Class C Units in an aggregate amount of up to $240.0 million at subsequent closings (each, a "Subsequent Closing") that may occur through February 2019. The Subsequent Closings are subject to conditions, and there can be no assurance they will be completed on their current terms, or at all.
Substantially all of our business is conducted through the OP. Prior to the Initial Closing, we were the sole general partner and held substantially all of the units of limited partner interest in the OP entitled “OP Units” ("OP Units"). The Brookfield Investor holds all the issued and outstanding Class C Units, which rank senior in payment of distributions and in the distribution of assets to the OP Units held by us, and BSREP II Hospitality II Special GP, OP LLC (the “Special General Partner”), is the special general partner of the OP, with certain non-economic rights that apply if we fail to redeem the Class C Units when required to do so, including the ability to commence selling the OP’s assets until the Class C Units have been fully redeemed. As of December 31, 2017, the total liquidation preference of the Class C Units was $140.2 million, and as of February 27, 2018, following the Second Closing, the total liquidation preference of the Class C Units was $165.2 million.
Without obtaining the prior approval of the majority of the then outstanding Class C Units, the OP is restricted from taking certain actions including equity issuances, debt incurrences, payment of dividends or other distributions, redemptions or repurchases of securities, property acquisitions and property sales and dispositions. In addition, pursuant to the terms of the Redeemable Preferred Share, in addition to other governance and board rights, the Brookfield Investor has elected and has a continuing right to elect two directors (each, a "Redeemable Preferred Director") to our board of directors, and we are similarly restricted from taking those actions requiring approval of the Class C Units without the prior approval of at least one of the Redeemable Preferred Directors. Prior approval of at least one of the Redeemable Preferred Directors is also required to approve our annual business plan (including the annual operating and capital budget) required under the terms of the Redeemable Preferred Share (the "Annual Business Plan"), hiring and compensation decisions related to certain key personnel (including our executive officers) and various matters related to the structure and composition of our board of directors. These restrictions (collectively referred to herein as the “Brookfield Approval Rights”) are subject to certain exceptions and conditions.
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

At the Initial Closing, the Advisory Agreement was terminated and certain employees of the Former Advisor or its affiliates (including, at that time, Crestline) who had been involved in the management of our day-to-day operations, including all of our executive officers, became our employees. As of December 31, 2017, we had 25 full-time employees. The staff at our hotels are employed by our third-party hotel managers. We now conduct our operations independently of the Former Advisor and its affiliates, with which we have no ongoing affiliation.

See Note 3 - Brookfield Investment and Related Transactions to our accompanying consolidated financial statements included in this Annual Report on Form 10-K for additional information regarding the terms of the SPA and the Framework Agreement and the other transactions and agreements contemplated thereby, as well as the Redeemable Preferred Share and the Class C Units, including conversion rights, distribution rights, approval rights and redemption rights associated therewith.

Investment Objectives
Our investment objectives were originally premised on the amount of proceeds we expected to raise in our IPO.

Following the suspension of our IPO in 2015, our primary business objective has been a focus on meeting our capital requirements and on maximizing the value of our existing portfolio by continuing to invest in our hotels primarily through brand-mandated property improvement plans (“PIPs”), and through intensive asset management. While receipt of all the proceeds from our sale of Class C Units at the Initial Closing, the Second Closing and any Subsequent Closings would provide the liquidity needed to satisfy certain of our liquidity and capital requirements, including our obligation to redeem the $223.5 million in liquidation value of the Grace Preferred Equity Interests outstanding following the Second Closing by February 27, 2019 and certain of our PIP obligations, these amounts may not be sufficient to satisfy all of our capital requirements. We may need to seek additional debt or equity financing consisting of common stock, preferred stock or warrants, or any combination thereof to meet our capital requirements. Such financing may not be available on favorable terms or at all, and may only be obtained subject to the Brookfield Approval Rights. Moreover, the Subsequent Closings are subject to conditions, and there can be no assurance they will be completed on their current terms, or at all.

Subject to the Brookfield Approval Rights, including the requirement that at least one Redeemable Preferred Director approve our Annual Business Plan, we intend to continue pursuing our core investment strategies:

•
Lodging Properties. We have primarily acquired lodging properties in the midscale limited service, extended stay and select-service segments within the hospitality sector in secondary markets with strong demand generators such as state capitals, major universities and hospitals, as well as corporate, leisure and retail attractions. We believe these segments can provide more stable cash flows than full service hotels and less market volatility than primary market locations. We believe in affiliating our hotels with premium global and national brands owned by leading international franchisors such as Marriott, Hilton and Hyatt.

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

•
The Lodging Sector. We believe the operationally intense nature of lodging assets presents opportunities to employ a variety of strategies to enhance value, including brand and management changes, revenue and expense management, strategic capital expenditures and repositioning. Our hotels are managed by strong and experienced regional and national property management companies. Our asset management activities seek to encourage our third party management companies to develop effective sales programs, operate hotels effectively, control costs and develop operational initiatives for our hotels that increase guest satisfaction.

•
Discount to Replacement Cost. We have purchased and, if we make any additional acquisitions, intend to continue to purchase, properties valued at a discount to replacement cost using then-current market rates.

•
Continued Investment in our Hotels. We engage in a continued process of renovating and improving our hotels. Since acquisition we have reinvested more than $216.5 million in our hotels through PIPs and other capital improvements. This includes the approximately $350 million PIP program we are currently undertaking across a significant portion of the portfolio. We expect to complete our PIP program over the next two to three years. As of December 31, 2017, we have substantially completed work on 51 of the 141 hotels that are part of our PIP program, and an additional 35 hotels are in process and expected to be substantially completed early in the second quarter of

2018. We expect the investments we have made, and continue to make, in PIPs will enhance the performance of our hotel portfolio in future years and thereby, we believe, increase our cash flow and the value of our portfolio.

•
Disciplined Capital Reallocation. We regularly review our hotel portfolio to determine if any changes to specific markets or our properties have occurred or are anticipated to occur that would warrant the sale of one or more hotels. We sold three non-core assets during 2017 (with a fourth sale pending as of December 31, 2017), and we intend to continue to look at opportunities to strategically sell assets and reallocate capital in the future.

Acquisitions
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
Also in February 2016, we reinstated our obligation under a previously terminated agreement with Summit to purchase ten hotels for an aggregate purchase price of $89.1 million from Summit (the "Second Summit Portfolio") and made a new purchase price deposit of $7.5 million with proceeds from the Summit Loan. Under the reinstated agreement, Summit had the right to market and ultimately sell any or all of the hotels to be purchased to a bona fide third party purchaser without our consent at any time prior to the closing of the acquisition of the Second Summit Portfolio. In June 2016, Summit informed us that two of the ten hotels had been sold, thereby reducing the Second Summit Portfolio to eight hotels for an aggregate purchase price of $77.2 million. In January 2017, in connection with our entry into the SPA, we extended the scheduled closing date of the acquisition of the Second Summit Portfolio to April 27, 2017 (or October 24, 2017 in the case of one hotel) and made an additional purchase price deposit of $3.0 million in the form of a new loan by Summit to us, which has since been repaid.
On April 27, 2017, we completed the acquisition of seven hotels in the Second Summit Portfolio for an aggregate purchase price of $66.5 million. Additionally, during June 2017, Summit informed us that the eighth hotel was sold by Summit to a third party, in connection with which our right and obligation to purchase this hotel was terminated in accordance with the terms of the reinstated agreement.
We are significantly restricted under the Brookfield Approval Rights in our ability to make future acquisitions, and there can be no assurance any required prior approval would be obtained when requested, or at all. We also may not be able to make future acquisitions unless we can obtain equity or debt financing in addition to the additional capital available to us from the sale of Class C Units at Subsequent Closings, which also would require prior approval. Given our capital constraints, to the extent we seek to acquire hotels, we may do so through joint venture arrangements.
With respect to prior acquisitions, we have sought properties that we believe meet the following investment criteria:

•	Strong location:

•
hotel properties located in markets with higher barriers to entry, including those markets in the top 50 metropolitan statistical areas, with a focus on the next 100 markets in close proximity to major market demand generating locations and landmarks;

•
hotels located in close proximity to multiple demand generating landmarks, including businesses and corporate headquarters, retail centers, airports, medical facilities, tourist attractions and convention centers, with a diverse source of potential guests, including corporate, government and leisure travelers; and

•	hotels located in markets exhibiting barriers to entry due to strong franchise areas of radius protection or other factors.

•	Market leaders: Hotel properties that are proven leaders in market share, setting the rates in the market and providing superior services or amenities.

•	Good condition: Hotel properties that are well-maintained, as determined based on our review of third-party property condition reports and other data obtained during our due diligence process.

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
Property Management Agreements
We contract directly or indirectly, through our taxable REIT subsidiaries, with third-party property management companies to manage our hotel properties.
As of December 31, 2017, 79 of the hotel assets we have acquired were managed by Crestline and 66 of the hotel assets we have acquired were managed by other property managers. As of December 31, 2017, our other property managers were Hampton Inns Management LLC and Homewood Suites Management LLC, affiliates of Hilton Worldwide Holdings Inc. (39 hotels), InnVentures IVI, LP (2 hotels), McKibbon Hotel Management, Inc. (21 hotels) and Larry Blumberg & Associates, Inc. (4 hotels).
For three of our hotels that are managed by Crestline and all of our hotels that are managed by a property manager other than Crestline, our management agreements with the applicable property manager generally have an initial term of approximately one to five years, renewing automatically for one or three-year terms unless either party provides advance notice of non-renewal. These agreements are generally terminable by us at any time subject to 60 - 90 days’ notice, in limited instances only during any renewal term or during the initial term upon sale of the applicable hotel with a fee in an amount not more than the property management fee payable for the trailing 12 months.
For 74 of our hotels that are managed by Crestline, our management agreements have an initial 20-year term, renewing automatically for three five-year terms unless either party provides advance notice of non-renewal. These management agreements are generally only terminable by us prior to expiration for cause, including performance-related reasons, except, beginning on April 1, 2021, the first day of the 49th month following the Initial Closing, we will have an “on-sale” termination right upon payment of a fee in an amount equal to two and one-half times the property management fee payable for the trailing 12 months, subject to customary adjustments.
If, prior to March 31, 2023, the six year anniversary of the Initial Closing, we sell one of these hotels, we will have the right to terminate the applicable property management agreement with respect to any property that is being sold and concurrently replace it with a comparable hotel owned by us and managed pursuant to a short-term agreement, by terminating that hotel’s existing third-party property manager and retaining Crestline on the same terms as the property management agreement being replaced.
For the remaining two hotels that are managed by Crestline, and for which our ownership is structured as a joint venture interest, the management agreements have an initial 10-year term, renewing automatically for one five-year term unless either party provides notice of non-renewal. These management agreements are generally only terminable prior to expiration for cause, including performance-related reasons, except the joint venture has an “on-sale” termination right upon payment of a fee in an amount of the property management fee in the trailing six or 12 months, depending on the hotel.
For their services under these hotel management agreements, our property managers receive a base property management fee and are also, in some cases, eligible to receive an incentive management fee if hotel operating profit exceeds certain thresholds.
We pay a property management fee of up to 3.0% (or 4.0% in the case of one of our joint venture hotels) of the monthly gross receipts from the properties to the applicable property manager. We reimburse the costs and expenses incurred by the property manager on our behalf, including legal, travel and other out-of-pocket expenses that are directly related to the management of specific properties, as well as fees and expenses of any property manager. We do not, however, reimburse any property manager for general overhead costs or for the wages and salaries and other employee-related expenses of employees of such property managers other than employees or subcontractors who are engaged in the on-site operation, management, maintenance or access control of our properties, and, in certain circumstances, who are engaged in off-site activities.

Franchise Agreements
All but one of our hotels operate under a franchise or license agreement with a national brand that is separate from the agreement with the property manager pursuant to which the operations of the hotel are managed. Our franchise agreements grant us the right to the use of the brand name, systems and marks with respect to specified hotels and establish various management, operational, record-keeping, accounting, reporting and marketing standards and procedures with which the licensed hotel must comply. In addition, the franchisor establishes requirements for the quality and condition of the hotel and its furniture, fixtures and equipment, and we are obligated to expend such funds as may be required to maintain the hotel in compliance with those requirements. We are required to make related escrow reserve deposits for these expenditures under our indebtedness.
Typically, our franchise agreements provide for a license fee, or royalty, of 5% to 6% of gross room revenues. In addition, we generally pay 1.5% to 4.3% of gross room revenues as a program fee for the system-wide benefit of brand hotels.
Our typical franchise agreement provides for a term of 15 to 20 years, although some have shorter terms. The agreements typically provide no renewal or extension rights and are not assignable. If we breach one of these agreements, in addition to losing the right to use the brand name for the applicable hotel, we may be liable, under certain circumstances, for liquidated damages.
Financing Strategies and Policies
As of December 31, 2017, we had $1.5 billion in outstanding indebtedness and $234.1 million in liquidation value of Grace Preferred Equity Interests (which is treated as indebtedness for accounting purposes). At the Second Closing, we redeemed $10.6 million in liquidation value of Grace Preferred Equity Interests. See “Item 2. Properties - Debt.”

As of December 31, 2017, our loan-to-value ratio was 69.5% including the Grace Preferred Equity Interests and our loan-to-value ratio excluding the Grace Preferred Equity Interests was 60.1%. Because we have raised less proceeds in our IPO than originally contemplated, our ability to achieve our original investment objective of a loan-to-value ratio of 50% has also been adversely affected.
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
With the approval of a majority of our independent directors, our total portfolio leverage (which includes the Grace Preferred Equity Interests) has significantly exceeded this 300% limit at times. As of December 31, 2017, our total portfolio leverage was 196%.
Pursuant to the Brookfield Approval Rights, prior approval of any debt incurrence is required except as specifically set forth in the Annual Business Plan and for the refinancing of existing debt in a principal amount not greater than the amount to be refinanced and on terms no less favorable to us. We are also subject to certain covenants, such as debt service coverage ratios and negative pledges, in our existing indebtedness that restrict our ability to make future borrowings.
The form of our indebtedness may be long term or short term, secured or unsecured, fixed or floating rate or in the form of a revolving credit facility, repurchase agreements or warehouse lines of credit. We will seek to obtain financing on the most favorable terms available.
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
Competition
The hotel industry is highly competitive. This competition could reduce occupancy levels and operating income at our properties, which would adversely affect our operations. We face competition from many sources. We face competition from other hotels both in the immediate vicinity and the geographic market where our hotels are located. Over-building of hotels in the markets in which we operate may increase the number of rooms available and may decrease occupancy and room rates. In addition, increases in labor and other operating costs due to inflation and other factors may not be offset by increased room rates. We also face competition from nationally recognized hotel brands with which we are not associated, as well as from other hotels associated with nationally recognized hotel brands with which we are associated. In addition to competing with traditional hotels and lodging facilities, we compete with alternative lodging companies, including third-party providers of short-term rental properties and serviced apartments, such as Airbnb. We compete based on a number of factors, including room rates, quality of accommodations, service levels, convenience of location, reputation, reservation systems, brand recognition and supply and availability of alternative lodging.
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
We did not make any material capital expenditures in connection with environmental, health, and safety laws, ordinances and regulations in 2017, and do not expect that we will be required to make any such material capital expenditures during 2018.
Employees
As of December 31, 2017, we had 25 full-time employees. The staffs at our hotels are employed by our third-party hotel managers. We now conduct our operations independently of the Former Advisor and its affiliates, with which we have no ongoing affiliation. We have entered into an annually renewable shared services agreement with Crestline pursuant to which Crestline provides us with accounting, tax related, treasury, information technology and other administrative services.
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
Since inception in July 2013 through December 31, 2017, we have incurred net losses (calculated in accordance with GAAP) equal to $252.5 million. The extent of our future operating losses and the timing of the profitability are highly uncertain, and we may never achieve or sustain profitability.
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
Our share repurchase program (the "SRP"), which permitted our stockholders to sell their shares back to us subject to certain conditions and limitations, was terminated in connection with the Initial Closing. There is no assurance that we will reinstate the SRP or any other program to provide liquidity for stockholders seeking to sell their shares. Therefore, it is difficult for our stockholders to sell their shares. If a stockholder is able to sell his or her shares, it would likely be at a substantial discount to the price paid.
We may require funds, which may not be available on favorable terms or at all, in addition to our operating cash flow, cash on hand and the proceeds that may be available from sales of Class C Units at Subsequent Closings, which are subject to conditions, to meet our capital requirements.
Our major capital requirements include capital expenditures required pursuant to our PIPs and related reserve deposits, interest and principal payments under our indebtedness, distributions and mandatory redemptions payable with respect to the Grace Preferred Equity Interests and distributions payable with respect to Class C Units. Following our redemption of $10.6 million in liquidation value of Grace Preferred Equity Interests with a portion of the proceeds from the Second Closing, we are required to redeem the remaining $223.5 million of Grace Preferred Equity Interests originally issued by February 27, 2019.
In January 2017, we entered into the SPA and the Framework Agreement, and the consummation of the transactions contemplated by these agreements has, and is expected to continue to, generate additional liquidity through the sale of Class C Units to the Brookfield Investor at the Initial Closing, the Second Closing and at Subsequent Closings, as well as cost savings realized as part of our transition to self-management through reduced property management fees and the elimination of external asset management fees to the Former Advisor (offset by expenses previously borne by the Former Advisor that are now incurred directly by us as a self-managed company).
We believe these sources of additional liquidity will allow us to meet our existing capital requirements, although there can be no assurance the amounts actually generated will be sufficient for these purposes. The Subsequent Closings are subject to conditions, and may not be completed on their current terms, or at all, and the cost savings from our transition to self-management may not be realized to the extent we are anticipating, or at all. Accordingly, we may require additional liquidity to meet our capital requirements, which may not be available on favorable terms or at all. Any additional debt or equity financing consisting of common stock, preferred stock or warrants, or any combination thereof to meet our capital requirements may also only be obtained subject to the Brookfield Approval Rights, and there can be no assurance this prior approval will be provided when requested, or at all. If obtained, any additional or alternative debt or equity financing could be on terms that would not be favorable to us or our stockholders, including high interest rates, in the case of debt financing, and substantial dilution, in the case of issuing equity or convertible debt securities. Moreover, because we are required to use 35% of the proceeds from the issuance of interests in us or any of our subsidiaries, to redeem the Grace Preferred Equity Interests at par, up to a maximum of $350 million in redemptions for any 12-month period, it may be more difficult to obtain equity financing from an alternative source in an amount required to meet our capital requirements.
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
Under the Brookfield Approval Rights, without obtaining the prior approval of the majority of the then outstanding Class C Units, subject to certain exceptions, the OP is restricted from taking certain actions including equity issuances, debt incurrences, payments of dividends or other distributions, redemptions or repurchases of securities, property acquisitions and property sales. In addition, pursuant to the terms of the Redeemable Preferred Share, we are similarly restricted from taking those actions without the prior approval of at least one of the Redeemable Preferred Directors. Prior approval of at least one of the Redeemable Preferred Directors is also required to approve the Annual Business Plan, as well as hiring and compensation decisions related to certain key personnel (including our executive officers).
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
As of the date of this Annual Report on Form 10-K, an affiliate of the Brookfield Investor owns 7,576 restricted shares of our common stock ("restricted shares"). Except for such restricted shares and except to the extent of the one vote the holder of the Redeemable Preferred Share has as part of a single class with the holders of our common stock at any annual or special meeting of stockholders and the separate class vote of the Redeemable Preferred Share required for any action, including any amendment to our charter, that would alter the terms of the Redeemable Preferred Share or the rights of its holder, the Brookfield Investor does not own or control any shares of our common stock, and, as such, cannot directly participate in the outcome of matters requiring approval of our stockholders. However, giving effect to the immediate conversion of all 11,202,807 Class C Units held by the Brookfield Investor as of the date of this Annual Report on Form 10-K into OP Units which are subsequently redeemed for shares of our common stock in accordance with the terms of the limited partnership agreement of the OP, the Brookfield Investor, on an as-converted basis, would own or control approximately 22.1% of the voting power of our common stock. Any such redemption may also be made in cash instead of shares of our common stock, at our option.
Pursuant to the SPA, the Brookfield Investor, together with certain of its affiliates, is subject to certain restrictions that limit its ability to leverage any ownership of shares of our common stock to control or influence our management or policies. These restrictions include customary standstill restrictions related to, among other things, acquisition proposals, proxy solicitations, attempts to elect or remove members of our board of directors, limits on acquiring more than 15% of our common stock then outstanding on an as-converted basis in addition to shares of our common stock on an as-converted basis acquired upon the conversion and subsequent redemption of Class C Units and a requirement to vote any shares of our common stock in excess of 35% of the total number of shares of our common stock in accordance with the recommendations of our board of directors. In addition, at the Initial Closing, as contemplated by and pursuant to the SPA, we granted the Brookfield Investor and its affiliates a waiver of the aggregate share ownership limits, and permitted the Brookfield Investor and its affiliates to own up to 49.9% in the aggregate of the outstanding shares of our common stock. However, these restrictions are generally of limited duration and remain subject to other conditions and exceptions, and there can be no assurance that the Brookfield Investor will not otherwise be able to use its ownership of our common stock, in isolation or in combination with the Brookfield Approval Rights or its other rights as the sole holder of the Redeemable Preferred Share and Class C Units, to control or influence our management or policies, as well as matters required to be submitted to our stockholders for approval.
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
Moreover, the Brookfield Investor and its affiliates engage in a broad spectrum of business and investment activities, which may include activities where their interests conflict with ours or those of our stockholders, including activities related to additional investments they may make in companies in the hospitality and related industries. In addition, Bruce G. Wiles, our chairman and a Redeemable Preferred Director, is the president and chief operating officer of Thayer Lodging Group, LLC, a hotel investment company and an affiliate of the Brookfield Investor. The articles supplementary governing the Redeemable Preferred Share provide that none of the Brookfield Investor or any of its affiliates, or any of their respective directors, executive officers, employees, agents, representatives, incorporators, stockholders, equityholders, controlling persons, principals, managers, advisors, managing members, members, general partners, limited partners or portfolio companies has any obligation to refrain from competing with us, making investments in or having relationships with competing businesses. Under the articles supplementary, we have agreed to renounce any interest or expectancy, or right to be offered an opportunity to participate in, any business opportunity or corporate opportunity presented to the Brookfield Investor or its affiliates (which may include, without limitation, any Redeemable Preferred Director). The Brookfield Investor or its affiliates also may pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may be unavailable to us.
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
If the proposed Annual Business Plan (or any portion thereof) is rejected, we will work with the Redeemable Preferred Directors in good faith to resolve the objections, and we are permitted to continue to operate in accordance with the Annual Business Plan then in effect for the prior fiscal year. However, there is no assurance we will be able to resolve any objection on terms that are favorable to us, or our stockholders. During February 2018, our board of directors, including the Redeemable Preferred Directors, unanimously approved the 2018 Annual Business Plan.
The restrictions with respect to the Annual Business Plan reduce our flexibility in conducting our operations and could prevent us from taking actions that we believe would be in the best interest of our business. Failure to comply with the Annual Business Plan or otherwise comply with the Brookfield Approval Rights could result in a material breach under the limited partnership agreement of the OP, which, if not cured or waived, could give rise to a right for the holders of Class C Units to require us to redeem any Class C Units submitted for redemption for an amount equivalent to what the holders of Class C Units would have been entitled to receive in a Fundamental Sale Transaction if the date of redemption were the date of the consummation of the Fundamental Sale Transaction. These amounts are set forth under “Risks Related to Our Corporate Structure - The amount we would be required to pay holders of Class C Units in a Fundamental Sale Transaction may discourage a third party from acquiring us in a manner that might otherwise result in a premium price to our stockholders.”
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

We may not be able to make additional investments unless we can obtain equity or debt financing in addition to the additional capital available to us from the sale of Class C Units at Subsequent Closings. The Subsequent Closings are subject to conditions and may not be completed on their currently contemplated terms, or at all. Further, any additional investments we make will generally be subject to the Brookfield Approval Rights, and there can be no assurance this prior approval will be obtained when requested, or at all.

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

We may fail to realize the expected benefits, and may incur unexpected costs associated with, the acquisition of the Grace Portfolio, the First Summit Portfolio, the Second Summit Portfolio, the Third Summit Portfolio and the First Noble and Second Noble Portfolios and our other completed acquisitions within the anticipated timeframe or at all.

The loss of a brand license for any reason, including due to our failure to make required capital expenditures, could adversely affect our financial condition and results of operations.

All but one of our hotels operate under licensed brands pursuant to franchise agreements with hotel brand companies. The maintenance of the brand licenses for our hotels is subject to the hotel brand companies’ operating standards and other terms and conditions, including the ability to require us to make capital expenditures pursuant to property improvement plans, or PIPs, which set forth their renovation requirements. PIPs were required in connection with our acquisition of the Grace Portfolio, the First Summit Portfolio, the Second Summit Portfolio, the Third Summit Portfolio and the First Noble and Second Noble Portfolios, and our other completed acquisitions and, likely, in connection with the acquisition of any additional hotels in the future. Pursuant to the terms of our existing indebtedness, we estimate we are required to make at least an aggregate of $17.1 million in periodic PIP reserve deposits during 2018 to cover a portion of the estimated costs of the PIPs. We will also be required to make additional PIP reserve payments during future periods. As of December 31, 2017, we substantially completed work on 51 of the 141 hotels that are part of our $350 million PIP program, and an additional 35 hotels are in process and expected to be substantially completed by early in the second quarter of 2018. We expect to spend approximately $90 million as part of our PIP program and other capital improvements during 2018.

Following the Second Closing, $16.5 million in Class C Units expected to be issued at Subsequent Closings may be available to meet capital requirements other than Grace Preferred Equity Interests, including funding PIPs and related lender reserves. We may need to seek additional debt or equity financing consisting of common stock, preferred stock or warrants, or any combination thereof to fund PIPs and related lender reserves, which may not be available on favorable terms or at all, and may only be obtained subject to the Brookfield Approval Rights. Moreover, the Subsequent Closings are subject to conditions, and there can be no assurance they will be completed on their current terms, or at all.

Any failure to make PIP reserve deposits when required could lead to a default under the related indebtedness. Moreover, in connection with any future revisions to our franchise or hotel management agreements or a refinancing of our indebtedness, franchisors may require that we make further renovations or enter into additional PIPs. Any change to any of our PIPs that would reasonably be expected to increase the cost of such PIPs by more than 10% in the aggregate above the cost for such PIPs set forth in the applicable franchise agreement or Annual Business Plan is subject to the Brookfield Approval Rights, and there can be no assurance this prior approval will be obtained when requested, or at all. In addition, upon regular inspection of our hotels, franchisors may determine that additional renovations are required to bring the physical condition of our hotels into compliance with the specifications and standards each franchisor or hotel brand has developed.

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

The management of a large number of hotels in our portfolio is currently concentrated with one hotel management company pursuant to long-term management agreements.
As of December 31, 2017, Crestline managed 79 of our 145 hotels.  Thus, a substantial portion of our revenues is generated by hotels managed by Crestline.  Further, most of our management agreements with Crestline have an initial term of 20 years and are generally only terminable by us prior to expiration for cause, including performance-related reasons, except, beginning on April 1, 2021, we will have an “on-sale” termination right upon payment of a fee. This significant concentration of operational risk in one hotel management company makes us more vulnerable economically than if our hotel management was more evenly diversified among several hotel management companies, or if our management agreements with Crestline included broader termination rights. We cannot provide assurance that Crestline will satisfy its obligations to us or effectively and efficiently operate our hotel properties. Any adverse developments in Crestline’s business, financial strength or the failure or inability of Crestline to satisfy its obligations to us or effectively and efficiently operate our hotel properties could adversely affect our financial position, results of operations and cash flows.

In connection with our transition to self-management, our business may be disrupted and we may become exposed to risks to which we have not historically been exposed.
Prior to the Initial Closing, we had no employees, and we depended on the Former Advisor and its affiliates to conduct all our operations. At the Initial Closing, the Advisory Agreement was terminated and certain employees of the Former Advisor or its affiliates (including, at that time, Crestline) who had been involved in the management of our day-to-day operations, including all of our executive officers, became our employees. Following the expiration of certain transition service arrangements, we now conduct our operations independently of the Former Advisor and its affiliates. We have entered into an annually renewable shared services agreement with Crestline pursuant to which Crestline provides us with accounting, tax related, treasury, information technology and other administrative services. There can be no assurance, however, that these arrangements will be sufficient to prevent any disruption to our business from occurring and that our business, administration and results of operations will not be adversely affected as a result of our transition to self-management. If we are unable to continue to manage the transition to self-management effectively we may incur additional costs and suffer deficiencies in our disclosure controls and procedures or our internal control over financial reporting. Such deficiencies could cause us to incur additional costs and our management’s attention could be diverted from most effectively managing our investments, which could result in us being sued and incurring litigation-associated costs in connection with our transition to self-management.
Moreover, in connection with our transition to self-management, we may be exposed to risks to which we have not historically been exposed. We expect to generate additional liquidity through the cost savings realized as part of our transition to self-management through reduced property management fees and the elimination of external asset management fees to the Former Advisor. However, some of the expenses previously borne by the Former Advisor are now incurred directly by us as a self-managed company, through higher general and administrative expenses. The expected cost savings from our transition to self-management may not be realized to the extent we are anticipating, or at all.

Prior to our becoming self-managed, we did not have separate facilities, communications and information systems nor did we directly employ any employees. The Former Advisor formerly provided these services. As a result of our becoming self-managed, we now lease office space, have our own communications and information systems and directly employ a staff. Any failure of our employees or infrastructure to provide these services could adversely affect our operations. Our business is highly dependent on communications and information systems. Any failure or interruption of our systems could have a material adverse effect on our financial condition and operating results. Additionally, as a direct employer, we will be subject to those potential liabilities that are commonly faced by employers, such as workers disability and compensation claims, potential labor disputes and other employee-related liabilities and grievances, and we will bear the costs of the establishment and maintenance of such plans.
We are dependent on our executive officers and key personnel.
We depend on our executive officers and key personnel to manage our operations and acquire and manage our portfolio of real estate assets. These individuals make major decisions affecting us, all under the direction of our board of directors, subject to the Brookfield Approval Rights.
In particular, our success depends to a significant degree upon the contributions of certain individuals, including our executive officers, Jonathan P. Mehlman, Edward T. Hoganson and Paul C. Hughes. Competition for skilled personnel is intense, and we cannot assure you that we will be successful in attracting and retaining such skilled personnel capable of meeting the needs of our business. Moreover, the Brookfield Approval Rights include the requirement that we obtain the prior approval of at least one Redeemable Preferred Director in connection with hiring and compensation decisions related to certain key personnel (including our executive officers), which could make it more difficult to retain personnel. We cannot guarantee that all, or any particular one of these key personnel, will continue to provide services to us, and the loss of any of these key personnel could cause our operating results to suffer. Further, we have not and do not intend to separately maintain key person life insurance on any of our key personnel.

Our rights and the rights of our stockholders to recover claims against our officers, directors and the Former Advisor are limited, which could reduce our stockholders’ and our recovery against them if they cause us to incur losses.

Maryland law provides that a director has no liability in that capacity if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in the corporation’s best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. In addition, subject to certain limitations set forth therein or under Maryland law, our charter provides that no director or officer will be liable to us or our stockholders for monetary damages and requires us to indemnify our directors, our officers and the Former Advisor and the Former Advisor’s affiliates and permits us to indemnify our employees and agents. We have entered into an indemnification agreement with each of our directors and officers, as well as the Advisor and certain of its affiliates and certain former directors and officers, providing for indemnification of such indemnitees consistent with the provisions of our charter. While the Advisory Agreement and all our other agreements with the Former Advisor and its affiliates have now terminated, the Framework Agreement provides that existing indemnification rights under our organizational documents, the Advisory Agreement, certain property management agreements and the existing indemnification agreement between the Company, its directors and officers, and the Former Advisor and certain of its affiliates will survive the Initial Closing solely with respect to claims from third parties. We and our stockholders also may have more limited rights against our directors, officers, employees and agents, and the Former Advisor and its affiliates than might otherwise exist under common law, which could reduce our stockholders’ and our recovery against them. In addition, we may be obligated to fund the defense costs incurred by our directors, officers, employees and agents, or the Former Advisor and its affiliates in some cases.
Estimated Per-Share NAV is based upon subjective judgments, assumptions and opinions about future events.
On June 19, 2017, our board of directors approved an updated Estimated Per-Share NAV equal to $13.20 as of March 31, 2017, which was published on the same date. It is currently anticipated that we will publish an updated Estimated Per-Share NAV no less frequently than once each calendar year. In connection with these future determinations, we will engage an independent valuer to perform appraisals of our real estate assets in accordance with valuation guidelines established by our board of directors. As with any methodology used to estimate value, the valuation methodologies that will be used by any independent valuer to value our properties involve subjective judgments concerning factors such as comparable sales, rental and operating expense data, capitalization or discount rates, and projections of future rent and expenses.
 Under our valuation guidelines, our independent valuer estimates the market value of our principal real estate and real estate-related assets, and we determine the net value of our real estate and real estate-related assets and liabilities taking into consideration such estimate provided by the independent valuer. We review the valuation provided by the independent valuer for consistency with its determinations of value and our valuation guidelines and the reasonableness of the independent valuer's conclusions. Our board of directors reviews the appraisals and valuations and makes a final determination of the Estimated Per-

Share NAV. Although the valuations of our real estate assets by the independent valuer are reviewed by us and approved by our board of directors, neither we nor our board of directors will independently verify the appraised value of our properties. Therefore, these valuations do not necessarily represent the price at which we would be able to sell an asset, and the appraised value of a particular property may be greater or less than its potential realizable value.
Our Estimated Per-Share NAV may differ significantly from our actual net asset value of a share of our common stock at any given time and does not reflect the price that shares of our common stock would trade at if listed on a national securities exchange, the price that shares would trade in secondary markets or the price a third party would pay to acquire us.
Estimated Per-Share NAV is determined annually and therefore does not reflect changes occurring subsequent to the date of valuation.
On June 19, 2017, our board of directors approved an updated Estimated Per-Share NAV equal to $13.20 as of March 31, 2017, which was published on the same date. It is currently anticipated that we will publish an updated Estimated Per-Share NAV no less frequently than once each calendar year. In connection with any valuation, our board’s estimate of the value of our real estate and real estate-related assets will be partly based on appraisals of our properties, which we expect will only be appraised in connection with the annual valuation.
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
Our Estimated Per-Share NAV may differ significantly from our actual net asset value of a share of our common stock at any given time and does not reflect the price that shares of our common stock would trade at if listed on a national securities exchange, the price that shares would trade in secondary markets or the price a third party would pay to acquire us.
Our business could suffer in the event we, Crestline or any other party that provides us with services essential to our operations experiences system failures or cyber-incidents or a deficiency in cybersecurity.
Despite system redundancy, the implementation of security measures and the existence of a disaster recovery plan, our internal information technology networks and related systems and those of Crestline and other parties that provide us with services essential to our operations are vulnerable to damages from any number of sources, including computer viruses, unauthorized access, energy blackouts, natural disasters, terrorism, war and telecommunication failures. Any system failure or accident that causes interruptions in our operations could result in a material disruption to our business.
A cyber-incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of information resources. More specifically, a cyber-incident is an intentional attack or an unintentional event that can result in third parties gaining unauthorized access to systems to disrupt operations, corrupt data or steal confidential information. As our reliance on technology has increased, so have the risks posed to our systems and those of Crestline and other parties that provide us with services essential to our operations. In addition, the risk of a cyber-incident, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Even the most well protected information, networks, systems and facilities remain potentially vulnerable because the techniques used in such attempted attacks and intrusions evolve and generally are not recognized until launched against a target, and in some cases are designed not to be detected and, in fact, may not be detected.
The remediation costs and lost revenues experienced by a victim of a cyber-incident may be significant and significant resources may be required to repair system damage, protect against the threat of future security breaches or to alleviate problems, including reputational harm, loss of revenues and litigation, caused by any breaches. In addition, a security breach or other significant disruption involving our information technology networks and related systems or those of Crestline or any other party that provides us with services essential to our operations could:

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

•	result in our inability to maintain the building systems relied upon by guests at our hotels;

•	require significant management attention and resources to remedy any damages that result;

•	subject us to claims for breach of contract, damages, credits, penalties or termination of franchise or other agreements; or

•	adversely impact our reputation among hotel guests and investors generally.
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

Each of our OP’s subsidiaries is a distinct legal entity and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from such entities. For example, the Grace Preferred Equity Interests were issued by two of our subsidiaries that indirectly own 112 of our hotels and the holders thereof rank senior to us in payment of distributions and in the distribution of assets with respect to those hotels. Our stockholders’ claims as stockholders are structurally subordinated to all existing and future liabilities and obligations of the OP and its subsidiaries, including distribution and redemption obligations to the holders of Class C Units and the Grace Preferred Equity Interests and property-level obligations to lenders and trade creditors. Therefore, in the event of our bankruptcy, liquidation or reorganization, our assets and those of the OP and its subsidiaries will be available to satisfy our stockholders’ claims as stockholders only after all of our liabilities and obligations and the liabilities and obligations of the OP and its subsidiaries have been paid in full. Following the Second Closing, our outstanding obligations that would be senior to any claims by our stockholders in the event of our bankruptcy, liquidation or reorganization included $165.2 million in liquidation preference Class C Units, $223.5 million in liquidation value of Grace Preferred Equity Interests and $915.0 million in principal outstanding under outstanding mortgage and mezzanine debt.

We are not currently paying cash distributions to our common stockholders, and our ability to make future cash distributions will depend on our future cash flows and may be dependent on our ability to obtain additional liquidity, which may not be available on favorable terms, or at all. Moreover, under the Brookfield Approval Rights, prior approval is required before we can declare or pay any distributions or dividends to our common stockholders, except for cash distributions equal to or less than $0.525 per annum per share. Our ability to pay cash distributions is also subject to the seniority of Class C Units with respect to all distributions by the OP, and we will not be able to make any cash distributions to our common stockholders if we are not able to meet our quarterly distributions obligations to the holders of Class C Units. We are also required to make periodic payments of interest to our lenders and monthly distributions to the holders of the Grace Preferred Equity Interests that have priority over any cash distributions to holders of our common stock.

Our stockholders’ interests in us will be diluted to the extent we issue additional Class C Units at Subsequent Closings and as PIK Distributions.

Following the Second Closing, approximately $165.2 million in liquidation preference of Class C Units was outstanding. Pursuant to the limited partnership agreement of the OP, Class C Units are convertible into OP Units at an initial conversion price of $14.75, subject to anti-dilution and other adjustments upon the occurrence of certain events and transactions, and OP Units are, in turn, generally redeemable for shares of our common stock on a one-for-one-basis or the cash value of a corresponding number of shares, at our election.

Further dilution could also occur with respect to additional Class C Units we issue in the future. Subject to the terms and conditions of the SPA, we also have the right to sell, and the Brookfield Investor has agreed to purchase, additional Class C Units in an aggregate amount of up to $240.0 million at Subsequent Closings that may occur through February 2019. The Subsequent Closings are subject to conditions, and there can be no assurance they will be completed on their current terms, or at all. In addition, holders of Class C Units have received and are entitled to continue to receive, with respect to each Class C Unit, quarterly PIK Distributions payable in Class C Units at a rate of 5% per annum. Moreover, if the Company fails to pay the quarterly cash distributions on Class C Units when due, the per annum rate for cash distributions will increase to 10% until all accrued and unpaid distributions required to be paid in cash are reduced to zero. Any accrued and unpaid distributions would be part of the liquidation preference of Class C Units that are convertible into OP Units and subsequently redeemable for shares of our common stock.

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
Following the Second Closing, approximately $165.2 million in liquidation preference of Class C Units was outstanding and an additional $240.0 million in liquidation preference of Class C Units may be issued at Subsequent Closings. Future quarterly PIK Distributions will also increase the liquidation preference of the outstanding Class C Units.
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

We are an “emerging growth company,” as defined under the federal securities laws, and are eligible to take advantage of certain exemptions from, or reduced disclosure obligations relating to, various reporting requirements that are normally applicable to public companies.

We could remain an “emerging growth company” until the last day of the fiscal year following the fifth anniversary of the commencement of our IPO, or December 31, 2019, or, if earlier, the earliest of (1) the last day of the first fiscal year in which we have total annual gross revenue of $1.07 billion or more, (2) December 31 of the fiscal year that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), (which would occur if the market value of our common stock held by non-affiliates exceeds $700 million, measured as of the last business day of our most recently completed second fiscal quarter, and we have been publicly reporting for at least 12 months) or (3) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period. Emerging growth companies are not required to (1) provide an auditor’s attestation report on management’s assessment of the effectiveness of internal control over financial reporting, pursuant to Section 404 of the Sarbanes-Oxley Act, (2) comply with new audit rules adopted by the PCAOB after April 5, 2012 (unless the SEC determines otherwise), (3) provide certain disclosures relating to executive compensation generally required for larger public companies or (4) hold shareholder advisory votes on executive compensation.

Additionally, an “emerging growth company” may take advantage of an extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies. This means an “emerging growth company” can delay adopting certain accounting standards until such standards are otherwise applicable to private companies. However, we have elected to “opt out” of such extended transition period, and will therefore comply with new or revised accounting standards on the applicable dates on which the adoption of such standards is required for non-emerging growth companies. Our decision to opt out of such extended transition period for compliance with new or revised accounting standards is irrevocable.

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

Pursuant to Maryland law and our charter, our stockholders are entitled to vote only on the following matters without concurrence of our board of directors: (a) election or removal of directors; (b) amendment of our charter, as provided in Article XIII of our charter; (c) our dissolution; and (d) to the extent required under Maryland law our merger or consolidation with another entity or the sale or other disposition of all or substantially all of our assets. With respect to all other matters, our board of directors must first adopt a resolution declaring that a proposed action is advisable and direct that such matter be submitted to our stockholders for approval or ratification. Certain matters our board of directors may otherwise direct to be submitted to our stockholders for approval or ratification may also be subject to the Brookfield Approval Rights such that stockholder approval or ratification may not be sufficient for the matter to be decided or become effective. These limitations on voting rights may limit our stockholders’ ability to influence decisions regarding our business.

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

Risks Related to Investments in Real Estate

Our operating results will be affected by economic and regulatory changes that have an adverse impact on the real estate market in general, and we may not be profitable or realize growth in the value of our properties.

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

These and other reasons may prevent us from being profitable or from realizing growth or maintaining the value of our properties.

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

The real estate market is affected by many factors, such as general economic conditions, availability of financing, interest rates and other factors, including supply and demand, that are beyond our control. We cannot predict whether we will be able to sell any property for the price or on the terms set by us, or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We cannot predict the length of time needed to find a willing purchaser and to close the sale of a property. We may be required to expend funds to correct defects or to make improvements before a property can be sold. We cannot assure our stockholders that we will have funds available to correct such defects or to make such improvements. In addition, substantially all of our properties serve as collateral under our indebtedness and we have agreed to restrictions under our indebtedness that prohibit the sale of certain of our properties at all or unless certain conditions have been met, including the payment of release prices, the maintenance of financial ratios and/or the payment of yield maintenance premiums. We may agree to similar restrictions, or other restrictions, such as a limitation on the amount of debt that can be placed or repaid on a property, with respect to other properties in the future. Our inability to sell a property when we desire to do so may cause us to reduce our selling price for the property. Moreover most dispositions we could make would be subject to the Brookfield

Approval Rights and there can be no assurance this prior approval will be obtained when requested, or at all. We have agreed in the limited partnership agreement of the OP that, three months after the failure of the OP to redeem Class C Units when required to do so, the Special General Partner will have certain rights to sell the assets or properties of the OP for cash upon engaging a reputable, national third party sales broker or investment bank to conduct an auction or similar process designed to maximize the sales price, but there can be assurance this process will be successful in achieving the intended outcome. Moreover, the proceeds from sales of assets or properties by the Special General Partner must be used first to make any and all payments or distributions due or past due with respect to the Class C Units, regardless of the impact of such payments or distributions on the Company or the OP.

Upon sales of properties or assets, we may become subject to contractual indemnity obligations and incur material liabilities and expenses, including tax liabilities, change of control costs, prepayment penalties, required debt repayments, transfer taxes and other transaction costs. For example, subject to a replacement right and a right to terminate upon payment of a termination fee beginning in April 2021, four years after the Initial Closing, most of our management agreements with Crestline are not terminable in connection with a sale, which would require us to obtain the consent of Crestline to terminate the management agreement to effect a sale of a property, which may not be available on commercially reasonable terms, or at all. In addition, the payment of any release price and repayment of mortgage indebtedness will reduce the net proceeds we receive from any asset sales. Any delay in our receipt of proceeds, or diminishment of proceeds, from the sale of a property could adversely impact us.

We have financed and may in the future acquire or finance properties with lock-out provisions, which may prohibit us from selling properties, which could have an adverse effect on our stockholders’ investments.

Lock-out provisions, which are included in certain of our current indebtedness and may be included in our future indebtedness, could materially restrict us from selling or otherwise disposing of or refinancing properties. For example, these provisions may prohibit us or restrict us from prepaying all or a portion of the debt for a period of time or may require us to maintain specified debt levels for a period of time on some or all properties, or may prohibit or restrict us from releasing properties from the lender’s liens. These provisions affect our ability to turn our investments into cash. Lock-out provisions could also impair our ability to take other actions during the lock-out period that could be in the best interests of our stockholders and, therefore, may have an adverse impact on the value of our shares, relative to the value that would result if the lock-out provisions did not exist. In particular, lock-out provisions could preclude us from participating in major transactions that could result in a disposition of our assets or a change in control even though that disposition or change in control might be in the best interests of our stockholders.

If we are found to be in breach of a ground lease or are unable to renew a ground lease, we could be materially and adversely affected.

A total of ten hotels in our portfolio are on land subject to ground leases or their equivalent, including eight of the hotels in the Grace Portfolio. For these hotels, we only own a long-term leasehold or similar interest, and we have no economic interest in the land or buildings at the expiration of the ground lease and will not share in the income stream derived from the lease or in any increase in value of the land associated with the underlying property. Our ground leases generally have a remaining term of at least 10 years (including renewal options).

If we are found to be in breach of a ground lease, we could lose the right to use the hotel. We could also be in default under the applicable indebtedness. In addition, unless we can purchase a fee interest in the underlying land and improvements or extend the terms of these leases before their expiration, as to which no assurance can be given, we will lose our right to operate these properties and our interest in the improvements upon expiration of the leases. Our ability to exercise any extension options relating to our ground leases is subject to the condition that we are not in default under the terms of the ground lease at the time that we exercise such options, and we can provide no assurances that we will be able to exercise any available options at such time. Our ability to exercise any extension option is further subject to conditions contained in the applicable indebtedness and the Brookfield Approval Rights. Furthermore, we can provide no assurances that we will be able to renew any ground lease upon its expiration. If we were to lose the right to use a hotel due to a breach or non-renewal of the ground lease, we would be unable to derive income from such hotel and would be required to purchase an interest in another hotel to attempt to replace that income.

Joint venture investments could be adversely affected by our lack of sole decision-making authority, our reliance on the financial condition of co-venturers and disputes between us and our co-venturers.

We own two of our hotels through joint venture arrangements and, subject to the Brookfield Approval Rights, may enter into other joint ventures, partnerships and other co-ownership arrangements (including preferred equity investments) for the purpose of making investments. In such event, we would not be in a position to exercise sole decision-making authority regarding the joint venture. Investments in joint ventures may, under certain circumstances, involve risks not present were a third party not involved, including the possibility that partners or co-venturers might become bankrupt or fail to fund their required capital contributions. Co-venturers may have economic or other business interests or goals which are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives. Such investments may also have the potential risk of impasses on decisions, such as a sale, because neither we nor the co-venturer would have full control over the joint venture. In addition, to the extent our participation represents a minority interest, which is the case with one of the two hotels we have invested in through joint venture arrangements and could be the case for any future joint venture arrangements, a majority of the participants may be able to take actions which are not in our best interests because of our lack of full control. Disputes between us and co-venturers may result in litigation or arbitration that would increase our expenses and prevent our officers and/or directors from focusing their time and effort on our business. Consequently, actions by or disputes with co-venturers might result in subjecting properties owned by the joint venture to additional risk. In addition, we may in certain circumstances be liable for the actions of our co-venturers.

Covenants, conditions and restrictions may restrict our ability to operate a property, which may adversely affect our operating costs and reduce our cash flows.

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

Our hotel operating costs may increase in the future and we may be unable to offset any increased costs with higher room rates or other expense reduction measures.

Certain of the expenses associated with operating our hotels, such as essential hotel staff, real estate taxes and insurance, are relatively fixed. They do not necessarily decrease directly with a reduction in revenue at the hotels and may be subject to increases that are not related to the performance of our hotels or the increase in the rate of inflation.

Additionally, certain costs, such as expenses for labor (housekeeping and room operations), reservation systems, room supplies, linen and laundry services, are not fixed and may increase in the future. In the event of a significant decrease in demand, our hotel managers may not be able to reduce the size of hotel work forces in order to decrease compensation costs. Our managers also may be unable to offset any fixed or increased expenses with higher room rates. Any of our efforts to reduce operating costs also could adversely affect the future growth of our business and the value of our hotel properties.

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

Our hotel portfolio was acquired in a series of portfolio transactions covering multiple properties. For example, we acquired interests in 116 hotels in one transaction when we acquired the Grace Portfolio. We may again attempt to acquire multiple properties in a single transaction, subject to the Brookfield Approval Rights. Portfolio acquisitions are more complex and expensive than single-property acquisitions, and the risk that a multiple-property acquisition does not close may be greater than in a single-property acquisition. Portfolio acquisitions also may result in us owning investments in geographically dispersed markets, placing additional demands on our ability to manage the properties in the portfolio. In addition, a seller may require that a group of properties be purchased as a package even though we may not want to purchase one or more properties in the portfolio. In these situations, if we are unable to identify another person or entity to acquire the unwanted properties, we may be required to operate or attempt to dispose of these properties. We may be required to accumulate a large amount of cash in order to acquire multiple properties in a single transaction. We would expect the returns that we earn on such cash to be less than the ultimate returns in real property. Any of the foregoing events may have an adverse effect on our operations.

Our property managers may fail to integrate their subcontractors into their operations in an efficient manner.

Our property managers may rely on multiple subcontractors for on-site property management of our properties. If our property managers are unable to integrate these subcontractors into their operations in an efficient manner, they may have to expend substantial time and money coordinating with these subcontractors, which could have a negative impact on the revenues generated from such properties.

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

Moreover, environmental laws also may impose liens on property or other restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require substantial expenditures or prevent us or our property managers from operating such properties. Compliance with new or more stringent laws or regulations or stricter interpretation of existing laws may require us to incur material expenditures. Future laws, ordinances or regulations or the discovery of currently unknown conditions or non-compliance may impose material liability under environmental laws.

Costs associated with complying with the Americans with Disabilities Act of 1990 may decrease our cash flows.

Our properties may be subject to the Americans with Disabilities Act of 1990, as amended (the “Disabilities Act”). Under the Disabilities Act, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. The Disabilities Act has separate compliance requirements for “public accommodations” and “commercial facilities” that generally require that buildings and services be made accessible and available to people with disabilities. The Disabilities Act’s requirements could require removal of access barriers and could result in the imposition of injunctive relief, monetary penalties or, in some cases, an award of damages. We will attempt to acquire properties that comply with the Disabilities Act or place the burden on the seller or other third party to ensure compliance with the Disabilities Act. We cannot assure our stockholders that we will be able to acquire properties or allocate responsibilities in this manner. Any of our funds used for Disabilities Act compliance will reduce our net income and our cash flows.

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

We do not have control over the market and business conditions that affect the value of our lodging properties. Hotel properties are subject to varying degrees of risk generally common to the ownership of hotels, many of which are beyond our control, including the following:

•	increased competition from other existing hotels in our markets;

•	new hotels entering our markets, which may adversely affect the occupancy levels and average daily rates of our lodging properties;

•	declines in business and leisure travel;

•	increases in energy costs, increased threat of terrorism, terrorist events, airline strikes or other factors that may affect travel patterns and reduce the number of business and leisure travelers;

•	increases in labor and other operating costs due to inflation and other factors that may not be offset by increased room rates;

•	unavailability of labor and increases in minimum wage levels which increase the cost associated with hourly employees at our hotels;

•	changes in, and the related costs of compliance with, governmental laws and regulations, fiscal policies and zoning ordinances;

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

We cannot and do not directly or indirectly operate our lodging properties and, as a result, we depend on the ability of third-party property managers, to operate our hotel properties successfully. Because of certain REIT qualification rules, we cannot directly operate any lodging properties we own or actively participate in the decisions affecting their daily operations. Thus, even if we believe our lodging properties are being operated inefficiently or in a manner that does not result in satisfactory operating results, we may not be able to require the management company to change their method of operation of our lodging properties. Any negative publicity or other adverse developments that affect that operator and/or its affiliated brands generally may adversely affect our results of operations, financial condition, and consequently cash flows thereby impacting our ability to meet our capital requirements. There can be no assurance that any management company we engage will manage any lodging properties we acquire in an efficient and satisfactory manner.
We rely on third-party property managers to establish and maintain adequate internal controls over financial reporting at our lodging properties. In doing so, the property manager should have policies and procedures in place that allow it to effectively monitor and report to us the operating results of our lodging properties which ultimately are included in our consolidated financial statements. Because the operations of our lodging properties ultimately become a component of our consolidated financial statements, we evaluate the effectiveness of the internal controls over financial reporting at all our properties, including our lodging properties, in connection with the certifications we provide in our quarterly and annual reports on Form 10-Q and Form 10-K, respectively, pursuant to the Sarbanes-Oxley Act of 2002. If such controls are not effective, the accuracy of the results of our operations that we report could be affected. Accordingly, our ability to conclude that, as a company, our internal controls are effective is significantly dependent upon the effectiveness of internal controls that the property managers implement at our lodging properties. It is possible that we could have a significant deficiency or material weakness as a result of the ineffectiveness of the internal controls at one or more of our lodging properties.

If we replace or terminate any property manager, we may be required by the terms of the relevant management agreement to pay substantial termination fees, and we may experience significant disruptions at the affected lodging properties. We may not be able to make arrangements with a management company with substantial prior lodging experience in the future. If we experience such disruptions, it may adversely affect our results of operations, financial condition and our cash flows, including our ability to meet our capital requirements.

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

We are generally subject to risks associated with the employment of hotel employees. The lodging properties we acquire are leased to one or more taxable REIT subsidiaries, which enter into property management agreements with a third-party property manager to operate the properties. Hotel operating revenues and expenses for these properties are included in our consolidated results of operations. As a result, although we do not employ or manage the labor force at our lodging properties, we are subject to many of the costs and risks generally associated with the hotel labor force. The property manager is responsible for hiring and maintaining the labor force at each of our lodging properties and for establishing and maintaining the appropriate processes and controls over such activities. From time to time, the operations of our lodging properties may be disrupted through strikes, public demonstrations or other labor actions and related publicity. We may also incur increased legal costs and indirect labor costs as a result of the aforementioned disruptions, or contract disputes or other events. Our property managers may be targeted by union actions or adversely impacted by the disruption caused by organizing activities.

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

There is no limit on the number of properties of a particular hotel brand that we may acquire. As of December 31, 2017, based on the number of hotels, 43.4% of our hotels were franchised with Hilton Worldwide, 42.1% with Marriott International and 11.7% with Hyatt Hotels Corporation, and no other brand accounts for more than 2.8% of our hotels. The risks of brand concentration include reductions in business following negative publicity relating to one of our licensed brands or arising from or after a dispute with a hotel brand company.

Our board of directors reviews our properties and investments in terms of geographic and hotel brand diversification, and any failure to remain diversified could adversely affect our results of operations and increase the risk of our stockholder’s investments.
Risks Related to Debt Financing

Our incurrence of substantial indebtedness limits our future operational and financial flexibility.

We have incurred substantial indebtedness in acquiring the properties we currently own, and substantially all of these real properties have been pledged as security under our indebtedness. We may incur additional indebtedness, subject to the Brookfield Approval Rights, pursuant to which we are required to obtain prior approval before incurring any indebtedness, except for permitted refinancings and as set forth in the Annual Business Plan.

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

We may not be able to extend the maturity date of, or refinance, our indebtedness, on acceptable terms.

Substantially all of our properties have been pledged as security for our indebtedness, and we expect we will be required to extend or refinance this indebtedness when it comes due.

As of December 31, 2017, approximately $234.1 million of liquidation value was outstanding under the Grace Preferred Equity Interests. Following our redemption of $10.6 million in liquidation value of Grace Preferred Equity Interests with a portion of the proceeds from the Second Closing, $223.5 million of liquidation value was outstanding, all of which we are required to redeem by February 27, 2019. Following the Second Closing, the Brookfield Investor has agreed to purchase additional Class C Units at Subsequent Closings in an aggregate amount not to exceed $240.0 million. Generally, the proceeds from the sale of Class C Units at Subsequent Closings may be used to redeem the Grace Preferred Equity Interests required to be redeemed at or around the time they are required to be redeemed. However, the Subsequent Closings are subject to conditions, and may not be completed on their current terms, or at all.

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

We have incurred substantial indebtedness, of which approximately $1.2 billion outstanding as of December 31, 2017 bears interest at variable interest rates. Accordingly, increases in interest rates would increase our interest costs, which could reduce our cash flows. In addition, if we need to repay existing debt during periods of rising interest rates, we could, subject to the Brookfield Approval Rights, be required to liquidate one or more of our investments in properties at times that may not permit realization of the maximum return on such investments.

Interest-only indebtedness may increase our risk of default.

We have financed our property acquisitions using interest-only mortgage and mezzanine indebtedness and may continue to do so in the future. As of December 31, 2017, all $1.5 billion of our mortgage and mezzanine indebtedness was interest-only. During the interest-only period, the amount of each scheduled payment will be less than that of a traditional amortizing loan. The principal balance of the loan will not be reduced (except in the case of prepayments) because there are no scheduled monthly payments of principal during this period. After the interest-only period, we will be required either to make scheduled payments of amortized principal and interest or to make a lump-sum or “balloon” payment at maturity. These required principal or balloon payments will increase the amount of our scheduled payments and may increase our risk of default under the related loan. Our ability to make a balloon payment at maturity is uncertain and may depend upon our ability to obtain additional financing or sell assets, subject to the Brookfield Approval Rights. There can be no assurance the required prior approval will be obtained when requested, or at all. At the time the balloon payment is due, we may or may not be able to refinance the balloon payment on terms as favorable as the original loan or sell assets at prices sufficient to make the balloon payment. The effect of a refinancing or sale could affect the rate of return to our stockholders and the projected time of disposition of our assets. In addition, payments of principal and interest made to service our debts may leave us with insufficient cash to pay the distributions that we are required to pay to maintain our qualification as a REIT or to meet our obligations to the holders of Class C Units or Grace Preferred Equity Interests. Any of these results would have a material adverse effect on the value of an investment in our common stock.

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

If we fail to qualify as a REIT for any taxable year, and we do not qualify for certain statutory relief provisions, we will be subject to U.S. federal income tax on our taxable income at the corporate rate. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year of losing our REIT qualification. Losing our REIT qualification would reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability. In addition, upon the occurrence of certain events related to our failure to qualify as a REIT, subject to certain notice and cure rights, holders of Class C Units have the right to require us to redeem any Class C Units submitted for redemption for an amount equivalent to what the holders of Class C Units would have been entitled to receive in a Fundamental Sale Transaction if the date of redemption were the date of the consummation of the Fundamental Sale Transaction. These amounts are set forth under “-The amount we would be required to pay holders of Class C Units in a Fundamental Sale Transaction may discourage a third party from acquiring us in a manner that might otherwise result in a premium price to our stockholders.”

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

For so long as we qualify as a REIT, our ability to dispose of property during the first few years following acquisition may be restricted to a substantial extent as a result of our REIT qualification. Under applicable provisions of the Code regarding prohibited transactions by REITs, while we qualify as a REIT, we will be subject to a 100% penalty tax on the net income recognized on the sale or other disposition of any property (other than foreclosure property) that we own, directly or indirectly through any subsidiary entity, including the OP, but generally excluding taxable REIT subsidiaries, that is deemed to be inventory or property held primarily for sale to customers in the ordinary course of a trade or business. Whether property is inventory or otherwise held primarily for sale to customers in the ordinary course of a trade or business depends on the particular facts and circumstances surrounding each property. During such time as we qualify as a REIT, we intend to avoid the 100% prohibited transaction tax by (a) conducting activities that may otherwise be considered prohibited transactions through a taxable REIT subsidiary (but such taxable REIT subsidiary will incur corporate rate income taxes with respect to any income or gain recognized by it), (b) conducting our operations in such a manner so that no sale or other disposition of an asset we own, directly or through any subsidiary, will be treated as a prohibited transaction, or (c) structuring certain dispositions of our properties to comply with the requirements of the prohibited transaction safe harbor available under the Code for properties that, among other requirements, have been held for at least two years. No assurance can be given that any particular property we own, directly or through any subsidiary entity, including the OP, but generally excluding taxable REIT subsidiaries, will not be treated as inventory or property held primarily for sale to customers in the ordinary course of a trade or business.

Our taxable REIT subsidiaries are subject to corporate-level taxes and our dealings with our taxable REIT subsidiaries may be subject to 100% excise tax.

A REIT may own up to 100% of the stock of one or more taxable REIT subsidiaries. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a taxable REIT subsidiary. A corporation of which a taxable REIT subsidiary directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a taxable REIT subsidiary. Overall, no more than 20% (25% for taxable years beginning prior to January 1, 2018) of the gross value of a REIT’s assets may consist of stock or securities of one or more taxable REIT subsidiaries. A taxable REIT subsidiary may hold assets and earn income that would not be qualifying assets or income if held or earned directly by a REIT, including gross income from operations pursuant to management contracts. Accordingly, we may use our taxable REIT subsidiaries generally to hold properties for sale in the ordinary course of a trade or business or to hold assets or conduct activities that we cannot conduct directly as a REIT.

Furthermore, in order to ensure the income we receive from our hotels qualifies as “rents from real property,” generally we must lease our hotels to taxable REIT subsidiaries (which are owned by our OP) which must engage “eligible independent contractors” to operate the hotels on their behalf. These taxable REIT subsidiaries and other taxable REIT subsidiaries that we may form will be subject to applicable U.S. federal, state, local and foreign income tax on their taxable income. While we will be monitoring the aggregate value of the securities of our taxable REIT subsidiaries and intend to conduct our affairs so that such securities will represent less than 20% of the value of our total assets, there can be no assurance that we will be able to comply with the taxable REIT subsidiary limitation in all market conditions. The rules, which are applicable to us as a REIT, also impose a 100% excise tax on certain transactions between a taxable REIT subsidiary and its parent REIT that are not conducted on an arm’s-length basis to assure that the taxable REIT subsidiary is subject to an appropriate level of corporate taxation. Such transactions include, for example, intercompany loans between the parent REIT as lender and the taxable REIT subsidiary as borrower and rental arrangements between the parent REIT as landlord and the taxable REIT subsidiary as tenant.

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

Distributions that we make to our taxable stockholders out of current and accumulated earnings and profits (and not designated as capital gain dividends or qualified dividend income) generally will be taxable as ordinary income. For tax years beginning after December 31, 2017, noncorporate stockholders are entitled to a 20% deduction with respect to these ordinary REIT dividends which would, if allowed in full, result in a maximum effective federal income tax rate on them of 29.6% (or 33.4% including the 3.8% surtax on net investment income). However, a portion of our distributions may (1) be designated by us as capital gain dividends generally taxable as long-term capital gain to the extent that they are attributable to net capital gain recognized by us, (2) be designated by us as qualified dividend income, taxable at capital gains rates, generally to the extent they are attributable to dividends we receive from our taxable REIT subsidiaries, or (3) constitute a return of capital generally to the extent that they exceed our accumulated earnings and profits as determined for U.S. federal income tax purposes. A return of capital is not taxable, but has the effect of reducing the tax basis of a stockholder’s investment in our common stock. Distributions that exceed our current and accumulated earnings and profits and a stockholder's tax basis in our common stock generally will be taxable as capital gains.

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

To qualify as a REIT, we must ensure that we meet the REIT gross income tests annually and that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets, including certain mortgage loans and certain kinds of mortgage-related securities. The remainder of our investment in securities (other than securities of one or more taxable REIT subsidiaries, government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than

10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than securities of one or more taxable REIT subsidiaries, government securities and qualified real estate assets) can consist of the securities of any one issuer, no more than 25% of the value of our assets may be securities, excluding government securities, stock issued by our qualified REIT subsidiaries, and other securities that qualify as real estate assets, and no more than 20% of the value of our total assets may consist of stock or securities of one or more taxable REIT subsidiaries. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate assets from our portfolio or not make otherwise attractive investments in order to maintain our qualification as a REIT.

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

An ownership change generally limits the amount of NOL carryforwards a company may use in a given year to the aggregate fair market value of the company’s common stock immediately prior to the ownership change, multiplied by the long-term tax-exempt interest rate in effect for the month of the ownership change.  (The long-term tax-exempt interest rate for ownership changes that occur in March 2018 is 2.18%.)   If we were to experience an ownership change, our ability to use our NOL carryforwards would be severely limited.

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

To minimize the risk that we experience an ownership change, in connection with the Initial Closing we lowered the ownership limit contained in our charter to 4.9% in value of the aggregate of our outstanding shares of stock or more than 4.9% (in value or in number of shares, whichever is more restrictive) of any class or series of shares of our stock.  However, the Brookfield Investor and its affiliates have been granted a waiver of this ownership limit, but are not allowed to acquire or own more than 49.9% of our outstanding shares of common stock.  We do not believe that we have undergone an ownership change in connection with the Initial Closing or the Second Closing.  The determination as to whether we experience an ownership change for purposes of Section 382 of the Code is complex.  No assurance can be given that we will not undergo an ownership change that would have a significant impact on our ability to utilize our NOL carryforwards.

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

Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
Our Hotels
The following table presents certain additional information about the properties we owned at December 31, 2017:

Property	Location	Number of Rooms	Ownership Percentage of Hotel
Baltimore Courtyard(2)(9)	Baltimore, MD	205	100%
Providence Courtyard(2)(9)	Providence, RI	219	100%
Stratford Homewood Suites(3)(9)	Stratford, CT	135	100%
Georgia Tech Hotel(1)(9)(11)	Atlanta, GA	252	N/A
Westin Virginia Beach(9)	Virginia Beach, VA	236	31%
Hilton Garden Inn Blacksburg(9)(7)	Blacksburg, VA	137	57%
Courtyard Asheville(4)(10)	Asheville, NC	78	100%
Courtyard Athens Downtown(4)(10)	Athens, GA	105	100%
Courtyard Bowling Green Convention Center(4)(9)	Bowling Green, KY	93	100%
Courtyard Chicago Elmhurst Oakbrook Area(4)(9)	Elmhurst, IL	140	100%
Courtyard Columbus Downtown(6)(9)	Columbus, OH	150	100%
Courtyard Dallas Market Center(4)(9)(8)	Dallas, TX	184	100%
Courtyard Dalton(5)(9)	Dalton, GA	93	100%
Courtyard Flagstaff(6)(9)	Flagstaff, AZ	164	100%
Courtyard Gainesville(4)(10)	Gainesville, FL	81	100%
Courtyard Houston I 10 West Energy Corridor(5)(9)	Houston, TX	176	100%
Courtyard Jacksonville Airport Northeast(4)(9)	Jacksonville, FL	81	100%
Courtyard Jackson Ridgeland(6)(10)	Jackson, MS	117	100%

Courtyard Knoxville Cedar Bluff(4)(10)	Knoxville, TN	78	100%
Courtyard Lexington South Hamburg Place(4)(9)	Lexington, KY	90	100%
Courtyard Louisville Downtown(4)(9)	Louisville, KY	140	100%
Courtyard Memphis Germantown(6)(9)	Germantown, TN	93	100%
Courtyard Mobile(8)(10)	Mobile, AL	78	100%
Courtyard Orlando Altamonte Springs Maitland(4)(10)	Orlando, FL	112	100%
Courtyard San Diego Carlsbad(5)(9)	Carlsbad, CA	145	100%
Courtyard Sarasota Bradenton(4)(10)	Sarasota, FL	81	100%
Courtyard Tallahassee North I 10 Capital Circle(4)(10)	Tallahassee, FL	93	100%
DoubleTree Baton Rouge(6)(9)	Baton Rouge, LA	127	100%
Embassy Suites Orlando International Drive Jamaican Court(4)(9)	Orlando, FL	246	100%
Fairfield Inn & Suites Atlanta Vinings(9)	Atlanta, GA	142	100%
Fairfield Inn & Suites Baton Rouge South(6)(9)	Baton Rouge, LA	78	100%
Fairfield Inn & Suites Bellevue(6)(9)	Bellevue, WA	144	100%
Fairfield Inn & Suites Dallas Market Center(4)(9)	Dallas, TX	116	100%
Fairfield Inn & Suites Denver(6)(9)	Denver, CO	160	100%
Fairfield Inn & Suites Memphis Germantown(6)(9)	Germantown, TN	80	100%
Fairfield Inn & Suites Spokane(6)(9)	Spokane, WA	84	100%
Hampton Inn & Suites Boynton Beach(4)(10)	Boynton Beach, FL	164	100%
Hampton Inn & Suites El Paso Airport(6)(9)	El Paso, TX	139	100%
Hampton Inn & Suites Nashville Franklin Cool Springs(4)(9)	Franklin, TN	127	100%
Hampton Inn Albany Wolf Road Airport(4)(10)	Albany, NY	153	100%
Hampton Inn Austin North at IH 35 & Highway 183(5)(9)	Austin, TX	121	100%
Hampton Inn Baltimore Glen Burnie(4)(8)(10)	Glen Burnie, MD	116	100%
Hampton Inn Beckley(4)(10)	Beckley, WV	108	100%
Hampton Inn Birmingham Mountain Brook(4)(8)(10)	Birmingham, AL	129	100%
Hampton Inn Boca Raton(4)(10)	Boca Raton, FL	94	100%
Hampton Inn Boca Raton Deerfield Beach(4)(10)	Deerfield Beach, FL	106	100%
Hampton Inn Boston Peabody(4)(9)	Peabody, MA	120	100%
Hampton Inn Champaign Urbana(5)(9)	Urbana, IL	130	100%
Hampton Inn Charlotte Gastonia(4)(10)	Gastonia, NC	107	100%
Hampton Inn Chattanooga Airport I 75(10)	Chattanooga, TN	167	100%
Hampton Inn Chicago Gurnee(4)(10)	Gurnee, IL	134	100%
Hampton Inn Chicago Naperville(5)(10)	Naperville, IL	129	100%
Hampton Inn Cleveland Westlake(4)(10)	Westlake, OH	122	100%
Hampton Inn College Station(5)(10)	College Station, TX	133	100%
Hampton Inn Colorado Springs Central Airforce Academy(10)	Colorado Springs, CO	125	100%
Hampton Inn Columbia I 26 Airport(4)(10)	West Columbia, SC	120	100%
Hampton Inn Columbus Dublin(4)(10)	Dublin, OH	123	100%
Hampton Inn Dallas Addison(4)(10)	Addison, TX	158	100%
Hampton Inn Detroit Madison Heights South Troy(4)(10)	Madison Heights, MI	123	100%
Hampton Inn Detroit Northville(4)(10)	Northville , MI	124	100%
Hampton Inn East Lansing(5)(9)	East Lansing, MI	86	100%

Hampton Inn Fort Collins(6)(9)	Ft. Collins, CO	75	100%
Hampton Inn Fort Wayne Southwest(6)(9)	Ft. Wayne, IN	118	100%
Hampton Inn Grand Rapids North(4)(9)	Grand Rapids, MI	84	100%
Hampton Inn Indianapolis Northeast Castleton(5)(10)	Indianapolis, IN	128	100%
Hampton Inn Kansas City Airport(4)(10)	Kansas City, MO	120	100%
Hampton Inn Kansas City Overland(4)(10) Park(4)(10)	Overland Park, KS	133	100%
Hampton Inn Knoxville Airport(5)(10)	Alcoa, TN	118	100%
Hampton Inn Medford(6)(9)	Medford, OR	75	100%
Hampton Inn Memphis Poplar(4)(10)	Memphis, TN	124	100%
Hampton Inn Milford(5)(10)	Milford, CT	148	100%
Hampton Inn Morgantown(4)(10)	Morgantown, WV	107	100%
Hampton Inn Norfolk Naval Base(4)(8)(10)	Norfolk, VA	117	100%
Hampton Inn Orlando International Drive Convention Center(5)(9)	Orlando, FL	170	100%
Hampton Inn Palm Beach Gardens(4)(10)	Palm Beach Gardens, FL	116	100%
Hampton Inn Pickwick Dam at Shiloh Falls(4)(10)	Counce, TN	50	100%
Hampton Inn Scranton at Montage Mountain(4)(10)	Moosic, PA	129	100%
Hampton Inn St Louis Westport(4)(10)	Maryland Heights, MO	122	100%
Hampton Inn State College(4)(10)	State College, PA	119	100%
Hampton Inn West Palm Beach Florida Turnpike(4)(10)	West Palm Beach, FL	110	100%
Hilton Garden Inn Albuquerque North Rio Rancho(5)(9)	Rio Rancho, NM	129	100%
Hilton Garden Inn Austin Round Rock(4)(9)	Round Rock, TX	122	100%
Hilton Garden Inn Fort Collins(6)(10)	Ft. Collins, CO	120	100%
Hilton Garden Inn Louisville East(5)(9)	Louisville, KY	112	100%
Hilton Garden Inn Monterey(6)(9)	Monterey, CA	204	100%
Holiday Inn Express & Suites Kendall East Miami(4)(10)	Miami, FL	66	100%
Homewood Suites Augusta(5)(10)	Augusta, GA	65	100%
Homewood Suites Boston Peabody(4)(9)	Peabody, MA	85	100%
Homewood Suites Chicago Downtown(4)(9)	Chicago, IL	233	100%
Homewood Suites Hartford Windsor Locks(4)(10)	Windsor Locks, CT	132	100%
Homewood Suites Jackson Ridgeland(6)(10)	Ridgeland, MS	91	100%
Homewood Suites Memphis Germantown(4)(10)	Germantown, TN	92	100%
Homewood Suites Orlando International Drive Convention Center(5)(9)	Orlando, FL	252	100%
Homewood Suites Phoenix Biltmore(4)(8)(10)	Phoenix , AZ	124	100%
Homewood Suites San Antonio Northwest(4)(10)	San Antonio, TX	123	100%
Homewood Suites Seattle Downtown(5)(10)	Seattle, WA	162	100%
Hyatt House Atlanta Cobb Galleria(6)(9)	Atlanta, GA	149	100%
Hyatt Place Albuquerque Uptown(4)(9)	Albuquerque, NM	126	100%
Hyatt Place Baltimore Washington Airport(4)(9)	Linthicum Heights, MD	127	100%
Hyatt Place Baton Rouge I 10(4)(9)	Baton Rouge, LA	126	100%
Hyatt Place Birmingham Hoover(4)(9)	Birmingham, AL	126	100%
Hyatt Place Chicago Schaumburg(6)(9)	Schaumburg, IL	127	100%
Hyatt Place Cincinnati Blue Ash(4)(9)	Blue Ash, OH	125	100%
Hyatt Place Columbus Worthington(4)(9)	Columbus, OH	124	100%
Hyatt Place Indianapolis Keystone(4)(9)	Indianapolis, IN	124	100%
Hyatt Place Kansas City Overland Park Metcalf(4)(9)	Overland Park, KS	124	100%

Hyatt Place Las Vegas(4)(9)	Las Vegas, NV	202	100%
Hyatt Place Memphis Wolfchase Galleria(4)(9)	Memphis, TN	126	100%
Hyatt Place Miami Airport West Doral(4)(9)	Miami, FL	124	100%
Hyatt Place Minneapolis Airport South(4)(9)	Bloomington, MN	126	100%
Hyatt Place Nashville Franklin Cool Springs(4)(9)	Franklin, TN	126	100%
Hyatt Place Richmond Innsbrook(4)(9)	Glen Allen, VA	124	100%
Hyatt Place Tampa Airport Westshore(4)(9)	Tampa, FL	124	100%
Residence Inn Boise Downtown(4)(10)	Boise, ID	104	100%
Residence Inn Chattanooga Downtown(4)(10)	Chattanooga, TN	76	100%
Residence Inn Fort Myers(4)(10)	Fort Myers, FL	78	100%
Residence Inn Fort Wayne Southwest(6)(9)	Ft. Wayne, IN	109	100%
Residence Inn Jackson Ridgeland(6)(10)	Ridgeland, MS	100	100%
Residence Inn Jacksonville Airport(5)(9)	Jacksonville, FL	78	100%
Residence Inn Knoxville Cedar Bluff(4)(10)	Knoxville, TN	78	100%
Residence Inn Lexington South Hamburg Place(4)(9)	Lexington, KY	91	100%
Residence Inn Los Angeles Airport El Segundo(4)(9)	El Segundo, CA	150	100%
Residence Inn Macon(4)(10)	Macon, GA	78	100%
Residence Inn Mobile(4)(8)(10)	Mobile, AL	66	100%
Residence Inn Memphis Germantown(6)(9)	Germantown, TN	78	100%
Residence Inn Portland Downtown Lloyd Center(4)(10)	Portland, OR	168	100%
Residence Inn San Diego Rancho Bernardo Scripps Poway(4)(9)	San Diego, CA	95	100%
Residence Inn Sarasota Bradenton(4)(10)	Sarasota, FL	78	100%
Residence Inn Savannah Midtown(4)(10)	Savannah, GA	66	100%
Residence Inn Tallahassee North I 10 Capital Circle(4)(10)	Tallahassee, FL	78	100%
Residence Inn Tampa North I 75Fletcher(4)(10) Fletcher(4)(10)	Tampa, FL	78	100%
Residence Inn Tampa Sabal Park Brandon(4)(10)	Tampa, FL	102	100%
Springhill Suites Asheville(5)(10)	Asheville, NC	88	100%
Springhill Suites Austin Round Rock(4)(9)	Round Rock, TX	104	100%
SpringHill Suites Baton Rouge South(6)(9)	Baton Rouge, LA	78	100%
SpringHill Suites Denver(6)(9)	Denver, CO	124	100%
SpringHill Suites Flagstaff(6)(9)	Flagstaff, AZ	112	100%
Springhill Suites Grand Rapids North(4)(9)	Grand Rapids, MI	76	100%
Springhill Suites Houston Hobby Airport(4)(9)	Houston, TX	122	100%
Springhill Suites Lexington Near The University Of Kentucky(4)(9)	Lexington, KY	108	100%
SpringHill Suites San Antonio Medical Center Northwest(9)(8)	San Antonio, TX	112	100%
Springhill Suites San Diego Rancho Bernardo Scripps Poway(4)(9)	San Diego, CA	137	100%
Staybridge Suites Jackson(6)(10)	Ridgeland, MS	92	100%
TownePlace Suites Baton Rouge South(6)(9)	Baton Rouge, LA	90	100%
TownePlace Suites Savannah Midtown(5)(10)	Savannah, GA	93	100%
		17,483
________________

(1)	We own the leasehold interest in the property and account for it as an operating lease

(2)	Encumbered by the Baltimore Courtyard & Providence Courtyard Loan (Barceló Portfolio)

(3)	Encumbered by the Additional Grace Mortgage Loan, as part of the Barceló Portfolio

(4)	Encumbered by the 87-Pack Loans as part of the Grace Portfolio

(5)	Encumbered by the Additional Grace Mortgage Loan as part of the Grace Portfolio

(6)	Encumbered by the Refinanced Term Loan as part of the Summit and Noble Portfolios

(7)	Encumbered by the Hilton Garden Inn Blacksburg Joint Venture Loan

(8)	Subject to a ground lease. Our ground leases generally have a remaining term of at least 10 years (including renewal options).

(9)	Managed by Crestline

(10)	Managed by a property manager other than Crestline

(11)	Encumbered by the Refinanced Term Loan, as part of the Barceló Portfolio

Debt

As of December 31, 2017, we had $1.5 billion in outstanding indebtedness and $234.1 million in liquidation value of Grace Preferred Equity Interests (which is treated as indebtedness for accounting purposes). Substantially all of our hotel assets have been pledged as collateral under this indebtedness. At the Second Closing, we redeemed $10.6 million in liquidation value of Grace Preferred Equity Interests. In March 2014, we obtained a loan from German American Capital Corporation in the principal amount of $45.5 million at a fixed annual interest rate of 4.30% with a maturity date in April 2019. The loan is secured by mortgages on the Baltimore Courtyard and the Providence Courtyard.

In February 2015, we acquired the Grace Portfolio for a purchase price of $1.8 billion. A portion of the contract purchase price was satisfied through the assumption of existing mortgage and mezzanine indebtedness, secured by 95 of the hotels in the Grace Portfolio (“Equity Inns Portfolio I”), and through additional mortgage financing secured by 20 of the hotels in the Grace Portfolio ("Equity Inns Portfolio II") and one hotel from the Barceló Portfolio (the Stratford Homewood Suites). In addition, a portion of the contract purchase price of the Grace Portfolio was satisfied by the issuance of the Grace Preferred Equity Interests.

In April 2017, we entered into a mortgage loan agreement (the “87-Pack Mortgage Loan”) and a mezzanine loan agreement (the “87-Pack Mezzanine Loan” and, collectively with the 87-Pack Mortgage Loan, the “87-Pack Loans”) with an aggregate principal balance of $915.0 million to refinance mortgage and mezzanine indebtedness encumbering the Equity Inns Portfolio I. The principal amount of the 87-Pack Mortgage Loan is $805.0 million and the 87-Pack Mortgage Loan is secured by 87 of our hotel properties, all of which served as collateral for the mortgage loan that was refinanced (each, a “87-Pack Collateral Property”). The principal amount of the 87-Pack Mezzanine Loan is $110.0 million and the 87-Pack Mezzanine Loan is secured by the ownership interest in the entities which own the 87-Pack Collateral Properties and the related operating lessees.

In October 2015, we refinanced the mortgage loan secured by Equity Inns Portfolio II and one hotel from the Barceló Portfolio to reduce and fix the interest rate and extend the maturity (the “Additional Grace Mortgage Loan”).

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

In August 2015, we entered into a term loan with Deutsche Bank AG New York Branch, as administrative agent and Deutsche Bank Securities Inc., as sole lead arranger and book-running manager, and, in February 2016, we amended this term loan to reduce the lenders' total commitment from $450.0 million to $293.4 million. Proceeds from this loan were used to fund a portion of the purchase price of the First Summit Portfolio, the First Noble and Second Noble Portfolios and the Third Summit Portfolio and these borrowings are secured by mortgages on the fee interest in the hotels acquired.

In April 2017, we entered into an amended and restated loan agreement to refinance this loan (the “Refinanced Term Loan”) in an aggregate principal amount of $310.0 million. The Refinanced Term Loan is collateralized by 28 of our hotel properties, 20 of which served as collateral for the loan that was refinanced, seven hotels which were acquired from affiliates of Summit Hotel Properties, Inc. on the same date as the refinancing for an aggregate purchase price of $66.5 million (the “Second Summit Portfolio”), and one previously unencumbered hotel from our existing portfolio.

The following table summarizes certain information regarding our debt obligations as of December 31, 2017:

Use of Proceeds/Collateral	Principal Balance as of December 31, 2017 (In Thousands)	Number of rooms	Debt per Room	Interest Rate	Maturity Date
87 properties in Grace Portfolio - Equity Inns Portfolio I (87 Pack Mortgage Loan)	$805,000	10,041	$80,171	LIBOR plus 2.56%	May 1, 2019; 1st ext. May 1, 2020; 2nd ext. May 1, 2021; 3rd ext. May 1, 2022
87 properties in Grace Portfolio - Equity Inns Portfolio I (87 Pack Mezzanine Loan)	$110,000	10,041	$10,955	LIBOR plus 6.50%	May 1, 2019; 1st ext. May 1, 2020; 2nd ext. May 1, 2021; 3rd ext. May 1, 2022
92 properties in Grace Portfolio - Equity Inns Portfolio I ( Grace Preferred Equity Interests)	$179,439	10,665	$16,825	(i) Until August 27, 2016 a rate equal to 7.50% per annum, and (ii) thereafter, a rate equal to 8.00% per annum	Reduced principal balance to $173.6 million by February 27, 2018 and repay in full by no later than February 27, 2019
Equity Inns Portfolio II & Homewood Suites Stratford	$232,000	2,691	$86,213	4.96%	October 6, 2020
20 properties in Grace Portfolio - Equity Inns Portfolio II ( Grace Preferred Equity Interests)	$54,678	2,556	$21,392	(i) Until August 27, 2016 a rate equal to 7.50% per annum, and (ii) thereafter, a rate equal to 8.00% per annum	Reduced principal balance to $49.9 million by February 27, 2018 and repay in full by no later than February 27, 2019
Summit, Noble, Georgia Tech -28 Properties (Refinanced Term Loan)	$310,000	3,330	$93,093	LIBOR plus 3.00%	May 1, 2019; 1st ext. May 1, 2020; 2nd ext. May 1, 2021; 3rd ext. May 1, 2022
Baltimore Courtyard & Providence Courtyard	$45,500	424	$107,311	4.30%	April 6, 2019
Hilton Garden Inn Blacksburg	$10,500	137	$76,642	4.31%	June 6, 2020

Item 3. Legal Proceedings.
We are not a party to any material pending legal or regulatory proceedings, other than as set forth below.

In February 2018, one of our stockholders, Tom Milliken, filed a derivative complaint (the “Complaint”) on behalf of us and against us, as well as the Former Advisor, the Former Property Manager, various affiliates of those entities (together, the “Former Advisor Defendants”), and certain current and former directors and officers of the Company (the “Director Defendants”). The Complaint was filed in the District Court for the Southern District of New York on February 26, 2018. The Complaint alleges, among other things, that the Former Advisor and Director Defendants breached their fiduciary duties to us and our stockholders by putting their own interests above our interests, which breach was aided and abetted by certain of the Former Advisor Defendants. The Complaint also asserts claims of breach of contract against the Director Defendants, corporate waste against the Former Advisor and certain of the Director Defendants, and unjust enrichment against certain of the Director Defendants and Former Advisor Defendants. The Company has been investigating the above claims and others made by the stockholder since receipt of a shareholder demand letter from Mr. Milliken's attorneys in July 2017 and a supplemental demand letter in December 2017. Based on its investigation to date, the Company believes that the claims are without merit. The Company has consulted with its outside legal counsel and it is evaluating the next steps that will be taken in the case.

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
On July 1, 2016, our board of directors approved an initial Estimated Per-Share NAV of $21.48 based on an estimated fair value of our assets less the estimated fair value of our liabilities, divided by 36,636,016 shares of our common stock outstanding on a fully diluted basis as of March 31, 2016. On June 19, 2017, our board of directors approved an updated Estimated Per-Share NAV equal to $13.20 based on an estimated fair value of the Company’s assets less the estimated fair value of the Company’s liabilities, divided by 39,617,676 shares of common stock outstanding on a fully diluted basis as of March 31, 2017. We anticipate that we will publish an updated Estimated Per-Share NAV no less frequently than once each calendar year.

Holders
As of December 31, 2017, we had 39,505,742 shares of common stock outstanding held by a total of 19,463 stockholders.
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
Currently, under the Brookfield Approval Rights, prior approval of at least one of the Redeemable Preferred Directors is required before we can declare or pay any distributions or dividends to our common stockholders, except for cash distributions equal to or less than $0.525 per annum per share.
On February 3, 2014, our board of directors declared distributions payable to stockholders of record each day during the applicable month at a rate equal to $0.0046575343 per day (or $0.0046448087 if a 366-day year), or $1.70 per annum, per share of common stock. The first distribution was paid in May 2014 to holders of record in April 2014.
For the period from May 2014 until May 2016 when we commenced paying distributions in common stock, we paid cash distributions, all of which were funded with proceeds from our IPO and proceeds realized from the sale of common stock issued pursuant to our DRIP. Our IPO was suspended on November 15, 2015 and terminated on January 7, 2017, the third anniversary of the commencement of our IPO, in accordance with its terms.
In March 2016, our board of directors changed the distribution policy, such that distributions paid with respect to April 2016 were paid in shares of common stock instead of cash to all stockholders, and not at the election of each stockholder. Accordingly, we paid a cash distribution to stockholders of record each day during the quarter ended March 31, 2016, but any distributions for subsequent periods have been paid in shares of common stock. Distributions for the quarter ended June 30, 2016 were paid in common stock in an amount equivalent to $1.70 per annum, divided by $23.75.

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

For the three months ended December 31, 2017, we paid cash distributions of $2.7 million and PIK Distributions of 119,956.95 Class C Units to the Brookfield Investor, as the sole holder of the Class C Units. For the year ended December 31, 2017, we paid cash distributions of $7.9 million and PIK Distributions of 355,349.60 Class C Units to the Brookfield Investor, as the sole holder of the Class C Units. The cash distributions were funded from cash flow from operations.

Share-based Compensation
We have adopted an employee and director incentive restricted share plan (as amended and/or restated, the “RSP”), which provides us with the ability to grant awards of restricted shares and, following an amendment and restatement in connection with the Initial Closing, restricted stock units in respect of shares of our common stock ("RSUs") to our directors, officers and employees, as well as the directors and employees of entities that provide services to us. The total number of shares of common stock that may be granted under the RSP may not exceed 5% of the authorized shares of common stock at any time and in any event may not exceed 4,000,000 shares (as such number may be adjusted for stock splits, stock dividends, combinations and similar events).
Restricted share awards entitle the recipient to receive shares of common stock from us under terms that provide for vesting over a specified period of time or upon attainment of pre-established performance objectives. Such awards would typically be forfeited with respect to the unvested shares upon the termination of the recipient’s employment or other relationship with us. Restricted shares may not, in general, be sold or otherwise transferred until restrictions are removed and the shares have vested. Holders of restricted shares may receive cash or stock distributions when and if paid prior to the time that the restrictions on the restricted shares have lapsed. Any distributions payable in shares of common stock generally will be subject to the same restrictions as the underlying restricted shares. The fair value of the restricted shares is expensed over the applicable vesting period. We recognize the impact of forfeited restricted share awards as they occur.
Under our current director compensation policy, which applies to all directors who are not our employees, our directors receive cash compensation and equity compensation which is in the form of restricted shares for Messrs. Baron and Wiles, the Redeemable Preferred Directors, and in the form of RSUs for all other directors.
Prior to the Initial Closing, we made annual restricted share awards to our independent directors that vested annually over a five-year period following the date of grant, subject to continued service. In connection with the Initial Closing, we implemented a new director compensation program. Following the Initial Closing and pursuant to a compensation payment agreement, restricted share awards are generally made to an affiliate of the Brookfield Investor in respect of the Redeemable Preferred Directors’ service on the board of directors and vest on the earlier of the first anniversary of the date of grant and the date of the next annual meeting of the board of directors following the date of grant, subject to the continued service of the applicable Redeemable Preferred Director.
RSUs represent a contingent right to receive shares of common stock at a future settlement date, subject to satisfaction of applicable vesting conditions and/or other restrictions, as set forth in the RSP and an award agreement evidencing the grant of RSUs. RSUs may not, in general, be sold or otherwise transferred until restrictions are removed and the rights to the shares of common stock have vested. Holders of RSUs do not have or receive any voting rights with respect to the RSUs or any shares underlying any award of RSUs, but such holders are generally credited with dividend or other distribution equivalents that are regarded as having been reinvested in RSUs which are subject to the same vesting conditions and/or other restrictions as the underlying RSUs. The fair value of the RSUs is expensed over the applicable vesting period. We recognize the impact of forfeited RSUs as they occur.

RSU awards to our executive officers and other employees generally vest annually over a four-year vesting period following the date of grant, subject to continued service. RSU awards to directors other than Redeemable Preferred Directors vest on the earlier of the first anniversary of the date of grant and the date of the next annual meeting of the board of directors following the date of grant, subject to the continued service of the applicable director. In addition, during the year ended December 31, 2017, certain RSU awards to directors other than Redeemable Preferred Directors were issued in connection with the simultaneous forfeiture of an equal number of restricted shares. These RSU awards have the same vesting terms as the restricted shares which were forfeited (i.e., annually over a five-year period following the date of grant of the original restricted share award). Vested RSUs may only be settled in shares of common stock and such settlement generally will be on the earliest of (i) in the calendar year in which the third anniversary of each applicable vesting date occurs, (ii) termination of the recipient’s services to the Company and (iii) a change in control event.
As of December 31, 2017, we had granted 7,576 restricted shares and 100,398 RSUs under the RSP. The following table sets forth information regarding securities authorized for issuance under our RSP as of December 31, 2017:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)
	(a)	(b)	(c)
Equity Compensation Plans approved by security holders	—	—	3,883,699
Equity Compensation Plans not approved by security holders	—	—	—
Total	—	—	3,883,699

Unregistered Sales of Equity Securities and Use of Proceeds.
We did not sell any equity securities that were not registered under the Securities Act during the year ended December 31, 2017, except with respect to which information has been included in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Our common stock is currently not listed on a national securities exchange. There is no regular established trading market for shares of our common stock and there can be no assurance one will develop. We currently have no plans to list shares of our common stock on a national securities exchange. In order to provide stockholders with interim liquidity, our board of directors adopted our SRP that enabled our stockholders to sell their shares back to us after having held them for at least one year, subject to significant conditions and limitations, including that our board of directors had the right to reject any request for repurchase, in its sole discretion, and could amend, suspend or terminate our SRP upon 30 days' notice. In connection with our entry into the SPA, our board of directors suspended our SRP effective as of January 23, 2017. In connection with the Initial Closing, our board of directors terminated the SRP as of April 30, 2017. We did not make any repurchases of our common stock pursuant to our SRP or otherwise during the year ended December 31, 2017, except pursuant to the self-tender offer (the “Company Offer”) we commenced on October 25, 2017 for up to 1,000,000 shares of common stock at a price of $6.50 per share. On November 15, 2017, we increased the purchase price in the Company Offer to $6.75 per share. We made the Company Offer in response to an unsolicited offer to stockholders commenced on October 23, 2017 by MacKenzie Realty Capital, Inc. The Company Offer expired at 5:00 p.m., New York City time, on December 22, 2017. On December 26, 2017, a total of 113,091 shares were tendered in the Company Offer and purchased by us, for an aggregate purchase price of $763,366.

Item 6. Selected Financial Data.
The following selected financial data as of December 31, 2017, 2016, 2015, 2014, and 2013 should be read in conjunction with the accompanying consolidated financial statements of Hospitality Investors Trust, Inc. and the notes thereto and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" below. The hospitality assets and operations owned by Barceló Crestline Corporation and its consolidated subsidiaries, or the Barceló Portfolio (in such capacity, the "Predecessor") are included for the period from January 1, 2014 to March 20, 2014.

Balance sheet data (In thousands)	December 31, 2017	December 31, 2016	December 31, 2015	December 31, 2014
Total real estate investments, at cost	$2,489,289	$2,391,407	$2,211,347	$98,545
Total assets	$2,420,653	$2,353,411	$2,347,839	$333,374
Mortgage notes payable, net	$1,495,777	$1,410,925	$1,341,033	$45,500
Total liabilities	$1,797,287	$1,793,968	$1,706,630	$131,579
Total equity	$495,322	$559,443	$641,209	$201,795

		Successor			Predecessor
	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015	For the Period from March 21 to December 31, 2014	For the Period from January 1 to March 20, 2014	Year Ended December 31, 2013
Operating data (In thousands)
Total revenues	$621,075	$599,592	$446,184	$34,871	$8,245	$39,797

Operating expenses:
Rooms	147,814	139,169	99,543	5,411	1,405	6,340
Food and beverage	16,158	15,986	12,774	3,785	1,042	4,461
Management fees	23,643	42,560	22,107	1,498	289	1,471

Other property-level operating expenses	242,925	230,546	171,488	13,049	3,490	15,590
Acquisition and transaction related costs	498	25,270	64,513	10,884	—	—
General and administrative	18,889	15,806	11,621	2,316	—	—
Depreciation and amortization	105,237	101,007	68,500	2,796	994	5,105
Impairment of goodwill and long-lived assets	32,689	2,399	—	—	—	—
Gain on disposal of assets	—	—	—	—	—	74
Rent	6,569	6,714	6,249	3,879	933	4,321
Total operating expenses	594,422	579,457	456,795	43,618	8,153	37,362
Operating income (loss)	26,653	20,135	(10,611)	(8,747)	92	2,435
Interest expense	(98,865)	(92,264)	(80,667)	(5,958)	(531)	(2,265)
Other income (expense)	(1,260)	1,169	(491)	103	—	—
Equity in earnings (losses) of unconsolidated entities	403	399	238	352	(166)	(65)
Total other expenses, net	(99,722)	(90,696)	(80,920)	(5,503)	(697)	(2,330)
Loss before taxes	$(73,069)	$(70,561)	$(91,531)	$(14,250)	$(605)	$105
Income tax (benefit) expense	(1,926)	1,371	3,106	591	—	—
Net income (loss) and comprehensive income (loss)	$(71,143)	$(71,932)	$(94,637)	$(14,841)	$(605)	$105
Less: Net income attributable to non-controlling interest	244	315	189	—	—	—
Net income (loss) before dividends and accretion	$(71,387)	$(72,247)	$(94,826)	$(14,841)	$(605)	$105
Deemed dividend related to beneficial conversion feature of Class C Units	(4,535)	—	—	—	—	—
Dividends on Class C Units (cash and PIK)	(13,103)	—	—	—	—	—
Accretion of Class C Units	(1,668)	—	—	—	—	—
Net income (loss) attributable to common stockholders	$(90,693)	$(72,247)	$(94,826)	$(14,841)	$(605)	$105
Other data:
Cash flows provided by (used in) operations	$81,532	$67,846	$6,507	$(9,650)	$(556)	$5,818
Cash flows used in investing activities	$(170,748)	$(111,866)	$(772,046)	$(122,082)	$(551)	$(2,273)
Cash flows provided by (used in) financing activities	$102,165	$39,978	$680,507	$263,593	$(937)	$(677)

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read in conjunction with our accompanying consolidated financial statements. The following information contains forward-looking statements, which are subject to risks and uncertainties. Should one or more of these risks or uncertainties materialize, actual results may differ materially from those expressed or implied by the forward-looking statements. Please see "Forward-Looking Statements" elsewhere in this report for a description of these risks and uncertainties.
Overview
We were incorporated on July 25, 2013 as a Maryland corporation and qualified as a REIT beginning with the taxable year ended December 31, 2014. We were formed primarily to acquire lodging properties in the midscale limited service, extended stay, select service, upscale select service, and upper upscale full service segments within the hospitality sector. As of December 31, 2017, we had acquired or had an interest in a total of 145 hotels, including one hotel that was classified as held for sale (See Note 18 - Assets Held for Sale to our accompanying consolidated financial statements included in this Annual Report on Form 10-K), with a total of 17,483 guestrooms located in 33 states. As of December 31, 2017, all but one of our hotels operated under a franchise or license agreement with a national brand owned by one of Hilton Worldwide, Inc., Marriott International, Inc., Hyatt Hotels Corporation and Intercontinental Hotels Group or one of their respective subsidiaries or affiliates.
As of December 31, 2017, 79 of the hotel assets we have acquired were managed by Crestline Hotels & Resorts LLC ("Crestline") and 66 of the hotel assets we have acquired were managed by other property managers. As of December 31, 2017, our other property managers were Hampton Inns Management LLC and Homewood Suites Management LLC, affiliates of Hilton Worldwide Holdings Inc. (39 hotels), InnVentures IVI, LP (2 hotels), McKibbon Hotel Management, Inc. (21 hotels) and Larry Blumberg & Associates, Inc. (4 hotels).
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
On February 27, 2018, the second closing under the SPA (the “Second Closing”) occurred, pursuant to which we sold 1,694,915.25 additional Class C Units to the Brookfield Investor, for a purchase price of $14.75 per Class C Unit, or $25.0 million in the aggregate.
Subject to the terms and conditions of the SPA, we also have the right to sell, and the Brookfield Investor has agreed to purchase, additional Class C Units in an aggregate amount of up to $240.0 million at subsequent closings (each, a "Subsequent Closing") that may occur through February 2019. The Subsequent Closings are subject to conditions, and there can be no assurance they will be completed on their current terms, or at all.
Substantially all of our business is conducted through the OP. Prior to the Initial Closing, we were the sole general partner and held substantially all of the units of limited partner interest in the OP entitled “OP Units” ("OP Units"). The Brookfield Investor holds all the issued and outstanding Class C Units, which rank senior in payment of distributions and in the distribution of assets to the OP Units held by us, and BSREP II Hospitality II Special GP, OP LLC (the “Special General Partner”), is the special general partner of the OP, with certain non-economic rights that apply if we fail to redeem the Class C Units when required to do so, including the ability to commence selling the OP’s assets until the Class C Units have been fully redeemed. As of December 31, 2017, the total liquidation preference of the Class C Units was $140.2 million, and as of February 27, 2018, following the Second Closing, the total liquidation preference of the Class C Units was $165.2 million.
Without obtaining the prior approval of the majority of the then outstanding Class C Units, the OP is restricted from taking certain actions including equity issuances, debt incurrences, payment of dividends or other distributions, redemptions or repurchases of securities, property acquisitions and property sales and dispositions. In addition, pursuant to the terms of the Redeemable Preferred Share, in addition to other governance and board rights, the Brookfield Investor has elected and has a continuing right to elect two directors (each, a "Redeemable Preferred Director") to our board of directors, and we are similarly restricted from taking those actions requiring approval of the Class C Units without the prior approval of at least one of the Redeemable Preferred Directors. Prior approval of at least one of the Redeemable Preferred Directors is also required to approve our annual business plan (including the annual operating and capital budget) required under the terms of the Redeemable Preferred Share (the "Annual Business Plan"), hiring and compensation decisions related to certain key personnel (including our executive officers) and various matters related to the structure and composition of our board of directors. These restrictions (collectively referred to herein as the “Brookfield Approval Rights”) are subject to certain exceptions and conditions.
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

At the Initial Closing, the Advisory Agreement was terminated and certain employees of the Former Advisor or its affiliates (including, at that time, Crestline) who had been involved in the management of our day-to-day operations, including all of our executive officers, became our employees. As of December 31, 2017, we had 25 full-time employees. The staff at our hotels are employed by our third-party hotel managers. We now conduct our operations independently of the Former Advisor and its affiliates, with which we have no ongoing affiliation.

See Note 3 - Brookfield Investment and Related Transactions to our accompanying consolidated financial statements included in this Annual Report on Form 10-K for additional information regarding the terms of the SPA and the Framework Agreement and the other transactions and agreements contemplated thereby, as well as the Redeemable Preferred Share and the Class C Units, including conversion rights, distribution rights, approval rights and redemption rights associated therewith.
Our customers fall into three broad groups: transient business, group business and contract business. Transient business broadly represents individual business or leisure travelers. Business travelers make up the majority of transient demand at our hotels.

Our revenues are comprised of rooms revenue, food and beverage revenue and other revenue which accounted for approximately 94.7%, 3.2%, and 2.1%, respectively, of our 2017 total revenues. Hotel operating expenses (which exclude acquisition and transaction costs, general and administrative, depreciation and amortization and impairment of goodwill and long-lived assets) represent approximately 74% of our 2017 total operating expenses.
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

Certain amounts in prior periods have been reclassified in order to conform to current period presentation, specifically, we changed the presentation of our Consolidated Statements of Operations and Comprehensive Loss with respect to "general and administrative" expenses and "acquisition and transaction related costs". The change in presentation was to reclassify these line items so that they are included as a component of Operating income (loss). We made this change in presentation for all periods presented.
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
Impairment of Long Lived Assets
When circumstances indicate the carrying amount of a property may not be recoverable, we review the asset for impairment. This review is based on an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property’s use and eventual disposition. The estimates consider factors such as expected future operating income, market and other applicable trends and residual value, as well as the effects of demand, competition and other factors. If an impairment exists, due to the inability to recover the carrying amount of a property, an impairment loss will be recorded to the extent that the carrying amount exceeds the estimated fair value of the property which results in an immediate charge to net income (See Note 17 - Impairments to our accompanying consolidated financial statements included in this Annual Report on Form 10-K).
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

If all the criteria are met, a long-lived asset held for sale is measured at the lower of its carrying amount or fair value less cost to sell, and we will cease recording depreciation. Any adjustment to the carrying amount is recorded as an impairment loss (See Note 18 - Assets Held for Sale to our accompanying consolidated financial statements included in this Annual Report on Form 10-K).
Goodwill
We allocate goodwill to each reporting unit. For our purposes, each of our wholly-owned hotels is considered a reporting unit. We test goodwill for impairment at least annually, or upon the occurrence of any "triggering events" if sooner, and we have elected to test for goodwill impairment during the quarter ended June 30 of each year. During the second quarter ended June 30, 2017, we adopted ASU 2017-04, Intangibles - Goodwill and Other, which simplified the measurement of goodwill by eliminating Step 2 from the goodwill impairment test in the event that there is evidence of an impairment based on any "triggering events." We chose to adopt ASU 2017-04 in the second quarter ended June 30, 2017, as this was the first time we were required to test goodwill for impairment.
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
We recognized $31.6 million as goodwill and $17.1 million of goodwill impairment during the year ended December 31, 2017 (See Note 4 - Business Combinations and Note 17- Impairments to our accompanying consolidated financial statements included in this Annual Report on Form 10-K).
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
Class C Units
We initially measured the Class C Units at fair value net of issuance costs. We are required to accrete the carrying value of the Class C Units to the liquidation preference using the effective interest method over the five-year period prior to the holder's redemption option becoming exercisable. However, if it becomes probable that the Class C Units will become redeemable prior to such date, we will adjust the carrying value of the Class C Units to the maximum liquidation preference.
Pursuant to the SPA with the Brookfield Investor, we may become obligated to issue additional Class C Units to the Brookfield Investor and this obligation is considered a contingent forward contract under Accounting Standards Codification section 480 - Distinguishing Liabilities from Equity and accounted for as a liability. The fair value of the contingent forward liability was initially recognized at zero since the contingent forward contract was executed at fair market value. We have determined the fair value was $1.4 million as of December 31, 2017 (See Note 13 - Commitment and Contingencies to our accompanying consolidated financial statements included in this Annual Report on Form 10-K). We will measure the contingent forward liability on a recurring basis until the underlying Class C Units are issued and any changes in fair value will be recognized through earnings. At the time that the underlying Class C Units are issued, the corresponding liability will be extinguished.

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
Results of Operations
Prior to the suspension of our IPO in November 2015, we depended, and expected to continue to depend, in substantial part on proceeds from our IPO to meet our major capital requirements. Following the suspension of our IPO in 2015, our primary business objective has been a focus on meeting our capital requirements and on maximizing the value of our existing portfolio by continuing to invest in our hotels primarily through brand-mandated PIPs, and through intensive asset management. Because we required funds in addition to operating cash flow and cash on hand to meet our capital requirements, we undertook and evaluated a variety of transactions to generate additional liquidity to address our capital requirements, including changing our distribution policy, extending certain of our obligations under PIPs, extending obligations to pay contingent consideration, marketing and selling assets and seeking debt or equity financing transactions. In January 2017, we entered into the SPA and the Framework Agreement, and the consummation of the transactions contemplated by these agreements has generated, and is expected to continue to, generate additional liquidity through the sale of Class C Units to the Brookfield Investor at the Initial Closing, the Second Closing and at other Subsequent Closings, as well as cost savings realized as part of our transition to self-management through reduced property management fees and the elimination of external asset management fees to the Former Advisor (offset by expenses previously borne by the Former Advisor that are now incurred directly by us as a self-managed company). The Subsequent Closings are subject to conditions, and may not be completed on their current terms, or at all, and the cost savings from our transition to self-management may not be realized to the extent we are anticipating, or at all.
While receipt of all the proceeds from our sale of Class C Units at the Initial Closing, the Second Closing and Subsequent Closings would provide the liquidity needed to satisfy certain of our liquidity and capital requirements, including our obligation to redeem the $223.5 million of the Grace Preferred Equity Interests outstanding following the Second Closing by February 27, 2019 and certain of our PIP obligations, these amounts may not be sufficient to satisfy all of our capital requirements. We may need to seek additional debt or equity financing consisting of common stock, preferred stock or warrants, or any combination thereof to meet our capital requirements, which may not be available on favorable terms or at all, and may only be obtained subject to the Brookfield Approval Rights.
Any transactions we undertake in the future to generate additional liquidity could continue to have an effect on our results of operations. Further asset sales and the deferral of PIP obligations, if completed, could adversely impact our operating results.
PIP renovation work has adversely impacted our operating results due to the disruptions to the operations of the hotels being renovated. We are currently undertaking an approximately $350 million PIP program across a significant portion of our portfolio. We expect to complete our PIP program over the next two to three years. Accordingly, we have significant PIP renovation work that we will be required to make during 2018 and in future years which will also adversely impact our operating results while renovation work is ongoing.

Our PIP program has also impacted our Estimated Per-Share NAV, which is based in part on the net cash flows for each hotel estimated over a ten-year hold period commencing on the valuation date, after which the hotel is estimated to be sold. We intend to utilize hotel excess cash flows to fund PIP work, and taking guest rooms out of service is expected to adversely impact hotel performance while PIP work is ongoing (normally a three- to four- month period). Therefore, in estimating net cash flows over the ten-year hold period for each hotel, the estimated cost of the PIP work for each hotel was deducted from the hotel’s net operating income in the year or years the PIP work is expected to be performed, and the estimated adverse impact to net operating income of taking guest rooms out of service was factored into the annual estimates of the net cash flows for the hotel. Moreover, shortly prior to the 2017 NAV valuation date, which was also the date of the Initial Closing, we negotiated modifications with the brands with respect to certain of our future PIP obligations, and, on that date, we sold $135 million of Class C Units to the Brookfield Investor. These agreements were highly beneficial to us by, among other things, providing the time and liquidity to complete the hotel renovations. However, because these arrangements also provided greater certainty as to the timing, scope and cost of the PIP work, they caused an increase to the estimated cost of the PIP work used to determine the net cash flows for the hotels and the impact of taking guest rooms out of service for the 2017 NAV calculation, as compared to the 2016 NAV calculation.

We believe that the continued execution of our hotel reinvestment program, primarily through the brand-mandated PIPs will maximize long-term value for our stockholders, position us for future success, and position us for a potential liquidity event for our investors. While it is our intention to achieve a liquidity event, there can be no assurance as to when or if we will ultimately be able to do so and as to the terms of any such liquidity event.

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

Also in February 2016, we reinstated our obligation under a previously terminated agreement with Summit, to purchase ten hotels for an aggregate purchase price of $89.1 million from Summit, and made a new purchase price deposit of $7.5 million with additional proceeds from the Summit Loan (the "Reinstatement Agreement"). Under the Reinstatement Agreement, Summit had the right to market and ultimately sell any or all of the hotels to be purchased to a bona fide third party purchaser without our consent at any time prior to the completion of any acquisition pursuant to the Reinstatement Agreement. In June 2016, Summit informed us that two of the ten hotels had been sold, thereby reducing the number of hotels that could be purchased under the Reinstatement Agreement to eight hotels for an aggregate purchase price of $77.2 million. In January 2017, in connection with our entry into the SPA, we extended the scheduled closing date of the acquisition of seven of the remaining hotels to April 27, 2017 (and October 24, 2017 in the case of the eighth hotel) and made an additional purchase price deposit of $3.0 million in the form of a new loan by Summit to us (the "Additional Loan").

At the Initial Closing on March 31, 2017, we repaid the outstanding balance of the Summit Loan with $23.7 million of the proceeds from the sale of Class C Units. On April 27, 2017, we completed the acquisition of seven hotels from Summit for an aggregate purchase price of $66.5 million (the "April Acquisition"). Concurrent with the completion of the April Acquisition the Additional Loan was deemed repaid in full. Subsequently, Summit informed us that they have sold the eighth hotel to a third party, in connection with which our right and obligation to purchase this hotel was terminated in accordance with the terms of the Reinstatement Agreement.

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

Comparison of the Year Ended December 31, 2017 to the Year Ended December 31, 2016
Room revenues for the portfolio were $588.3 million for the year ended December 31, 2017, compared to room revenues of $566.6 million for the year ended December 31, 2016. The increase in room revenues was primarily driven by the impact of the April Acquisition of seven hotels from Summit and increased occupancy and ADR.
The following table presents actual operating information of the hotels in our portfolio for the periods in which we have owned them.

	Year Ended
Total Portfolio	December 31, 2017	December 31, 2016
Number of rooms	17,483	17,114
Occ	75.9%	75.6%
ADR	$122.64	$120.93
RevPAR	$93.12	$91.48

Our results of operations only include the results of operations of the hotels we have acquired beginning on the date of each hotel's acquisition. The following table presents pro-forma operating information of the hotels in our portfolio as of December 31, 2017, as if we had owned each hotel for the full periods presented.

	Year Ended
Pro forma (145 hotels)	December 31, 2017	December 31, 2016
Number of rooms	17,483	17,483
Occ	76.3%	75.7%
ADR	$122.91	$121.16
RevPAR	$93.82	$91.71
RevPAR change	2.3%
The information in the table below presents pro-forma operating information for only the hotels that we classify as not under renovation as of December 31, 2017. We consider hotels to be under renovation beginning in the quarter that they start material renovations and continuing until the end of the fourth full quarter following the substantial completion of the renovations. The hotel business is capital-intensive and renovations are a regular part of the business. A large-scale capital project that would cause a hotel to be considered to be under renovation is an extensive renovation of core aspects of the hotel, such as rooms, meeting space, lobby, bars, restaurants, and other public spaces. Both quantitative and qualitative factors are taken into consideration in determining if a particular renovation would cause a hotel to be considered to be under renovation for these purposes, including unusual or exceptional circumstances such as: a reduction or increase in room count, a significant alteration of the business operations, or the closing of material portions of the hotel during the renovation.

	Year Ended
Pro forma hotels not under renovation (95 hotels)	December 31, 2017	December 31, 2016
Number of rooms	11,810	11,810
Occ	77.4%	75.4%
ADR	$123.50	$121.98
RevPAR	$95.57	$91.99
RevPAR change	3.9%
The pro-forma RevPAR growth rate for the year ended December 31, 2017, compared to the year ended December 31, 2016, increased by 2.3% due to an increase in ADR and, to a lesser extent, occupancy. Pro-forma RevPAR for our hotels not under renovation increased 3.9% in the current period as compared to the prior year, due to an increase in occupancy and ADR.
Other non-room operating revenues for the portfolio include food and beverage, and other ancillary revenues such as conference center, market, parking, telephone and cancellation fees. Total non-room operating revenues, including the results of the hotels in our portfolio as if we had owned each hotel in our portfolio for the year ended December 31, 2017, and the year ended December 31, 2016, decreased 1.9% over the prior year driven primarily by lower food and beverage revenue.
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

Total hotel operating expenses (which exclude acquisition and transaction costs, general and administrative, depreciation and amortization and impairment of goodwill and long-lived assets), including the results of the hotels in our portfolio as if we had owned each hotel in our portfolio for the year ended December 31, 2017, and the year ended December 31, 2016, decreased approximately 1.9% over the prior year primarily due to the reduction in base property management fees and the elimination of asset management fees in the second quarter of 2017, partially offset by an increase in rooms expense and other property-level operating costs. The increase in rooms expense was driven in part by an increase in labor costs across our portfolio primarily due to U.S. labor market tightening, job creation and increases in minimum wage levels which increase the cost associated with our hourly employees. Further, while labor costs increased, inflation remained generally muted, which limited our ability to raise room rates to offset the increase in labor costs. These factors impacted the performance of our hotels during 2017, and may continue to do so if they continue during 2018.
Acquisition and transaction related costs decreased approximately $24.8 million for the year ended December 31, 2017, compared to the prior year, driven by reduced acquisition activity in 2017, and the non-recurrence of forfeited deposits related to terminated acquisitions of approximately $19.1 million recorded in 2016.

General and administrative increased approximately $3.1 million for the year ended December 31, 2017, compared to the prior year, primarily due to the commencement of payment of employee salaries and benefits following our transition to self-management, partially offset by lower professional fees.
Depreciation and amortization increased approximately $4.2 million for the year ended December 31, 2017, compared to the prior year, due to the completion of certain PIPs, higher capital expenditures and acquisitions.
Impairment of goodwill and long-lived assets increased $30.3 million for the year ended December 31, 2017. The increase was primarily due to impairment of goodwill of $17.1 million and impairment of long-lived assets of $15.6 million, including the loss on assets held for sale of $5.2 million as a result of the purchase and sale agreements we entered into to sell four non-core hotels during the third quarter 2017. Three of these hotels were sold during the fourth quarter of 2017, and the fourth sale was pending as of December 31, 2017. See Note 17 - Impairments to our accompanying consolidated financial statements included in this Annual Report on Form 10-K for further details.
Interest expense increased $6.6 million for year ended December 31, 2017, compared to the prior year, primarily driven by increased debt balances and higher total deferred financing costs on the new loans from the April 2017 refinancing transactions.
Other income (expense) changed by approximately $2.4 million for the year ended December 31, 2017, compared to the prior year period. Expense recognized in 2017 was primarily due to a $1.4 million change in fair value of the contingent forward liability associated with our obligation to issue additional Class C Units to the Brookfield Investor. Income recognized in 2016 was primarily due to a $2.5 million gain on the sale of a hotel in 2016, partially offset by a change in contingent consideration in 2016.
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

The following table presents pro-forma operating information of the hotels in our portfolio as of December 31, 2016, as if we had owned each hotel for the full periods presented.

	Year Ended
Proforma (141 hotels)	December 31, 2016	December 31, 2015
Number of rooms	17,193	17,192
Occ	75.6%	75.9%
ADR	$120.88	$118.42
RevPAR	$91.39	$89.95
RevPAR growth rate	1.7%

The following table presents pro-forma operating information of the hotels in our portfolio as of December 31, 2016, as if we had owned each hotel in our portfolio for the full periods presented, further adjusted to exclude the impact of 42 hotels that were classified as under renovation as of December 31, 2016.

	Year Ended
Proforma hotels not under renovation (99 hotels)	December 31, 2016	December 31, 2015
Number of rooms	12,013	12,012
Occ	76.2%	75.7%
ADR	$119.79	$117.79
RevPAR	$91.28	$89.15
RevPAR growth rate	2.4%

The pro-forma RevPAR growth rate for the year ended December 31, 2016 compared to the year ended December 31, 2016, increased by 1.7% due to an increase in ADR. Pro-forma RevPAR for our hotels not under renovation increased 2.4% in the current period as compared to the prior year period, due to an increase in occupancy and ADR.
Total non-room operating revenues, including the results of the hotels in our portfolio as if we had owned each hotel in our portfolio for the full years ended December 31, 2016, and 2015, decreased 0.8% over the prior year period driven primarily by a decline in other ancillary revenues.
Total operating expenses (which exclude acquisition and transaction costs, general and administrative, depreciation and amortization and impairment of goodwill and long-lived assets), including the results of the hotels in our portfolio as if we had owned each hotel in our portfolio for the full years ended December 31, 2016, and 2015, increased approximately 7.9% over the prior year period primarily due to our commencing to pay asset management fees in cash beginning in the fourth quarter of 2015, and increased rooms expense partially attributable to revenue growth, and higher other property level expenses. Hotels under renovation had a higher percentage increase in operating expenses due to costs incurred as a result of the business disruption associated with the renovations.
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
General and administrative expenses increased approximately $4.2 million for the year ended December 31, 2016, compared to the prior year, due primarily to the write-off of deferred financing fees of $3.0 million, expenses we were required to reimburse to the Advisor, and increased professional fees partially attributable to the strategic process we conducted to identify an external source of additional capital, which ultimately led to our entry into the SPA and the Initial Closing.
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
The following table reconciles our net loss attributable to common stockholders in accordance with GAAP to Hotel EBITDA for the years ended December 31, 2017, 2016, and 2015. (unaudited in thousands):

	For the Year Ended December 31, 2017 (unaudited)	For the Year Ended December 31, 2016 (unaudited)	For the Year Ended December 31, 2015 (unaudited)
Net loss attributable to common stockholders	$(90,693)	$(72,247)	$(94,826)
Deemed dividend related to beneficial conversion feature of Class C Units	4,535	—	—
Dividends on Class C Units	13,103	—	—
Accretion of Class C Units	1,668	—	—
Net loss before dividends and accretion (in accordance with GAAP)	(71,387)	(72,247)	(94,826)
Plus: Net income attributable to non-controlling interest	244	315	189
Net loss and comprehensive loss (in accordance with GAAP)	$(71,143)	$(71,932)	$(94,637)
Depreciation and amortization	105,237	101,007	68,500
Impairment of goodwill and long-lived assets	32,689	2,399	—
Interest expense	98,865	92,264	80,667
Acquisition and transaction related costs	498	25,270	64,513
Other (income) expense	1,260	(1,169)	491
Equity in earnings of unconsolidated entities	(403)	(399)	(238)
General and administrative	18,889	15,806	11,621
Income tax (benefit) expense	(1,926)	1,371	3,106
Hotel EBITDA	$183,966	$164,617	$134,023

Cash Flows for the Year Ended December 31, 2017
Net cash provided by operating activities was $81.5 million for the year ended December 31, 2017. Cash provided by operating activities was positively impacted primarily by increases in accounts payable and accrued expenses and restricted cash, partially offset by decreases in due to related parties.
Net cash used in investing activities was $170.7 million for the year ended December 31, 2017, primarily attributable to capital investments in our properties, the April Acquisition of seven hotels from Summit, an increase in restricted cash and payment of cash consideration related to the Property Management Transactions (as defined in Note 3 - Brookfield Investment and Related Transactions to our accompanying consolidated financial statements included in this Annual Report on Form 10-K), partially offset by proceeds from sales of hotels.

Net cash flow provided by financing activities was $102.2 million for the year ended December 31, 2017. Cash provided by financing activities was primarily impacted by the net proceeds from the sale of Class C Units at the Initial Closing as well as the refinancing of the Assumed Grace Indebtedness and the SN Term Loan, partially offset by the use of a portion of those net proceeds to partially redeem the Grace Preferred Equity Interests and repay the Summit Loan in full.

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

Liquidity and Capital Resources
As of December 31, 2017, we had cash on hand of $55.7 million. Under certain of our debt obligations, we are required to maintain minimum liquidity of $15.0 million to comply with financial covenants and we expect to satisfy this covenant through liquidity we maintain at individual hotels as well as through other sources.
As of December 31, 2017, we had principal outstanding of $1.5 billion under our indebtedness plus an additional $234.1 million in liquidation value of Grace Preferred Equity Interests (which are treated as indebtedness for accounting purposes), most of which was incurred in acquiring the properties we currently own. As of February 27, 2018, following our redemption of $10.6 million in liquidation value of Grace Preferred Equity Interests with a portion of the proceeds from the Second Closing pursuant to our obligation to redeem 50.0% of the Grace Preferred Equity Interests originally issued by that date, we are required to redeem the remaining $223.5 million of Grace Preferred Equity Interests originally issued by February 27, 2019.
Our major capital requirements include capital expenditures required pursuant to our PIPs and related reserve deposits, interest and principal payments under our indebtedness, distributions and mandatory redemptions payable with respect to the Grace Preferred Equity Interests and distributions payable with respect to Class C Units. Prior to the suspension of our IPO in November 2015, we depended, and expected to continue to depend, in substantial part on proceeds from our IPO to meet our major capital requirements. Our IPO terminated in accordance with its terms in January 2017.
Following the suspension of our IPO, we required funds in addition to operating cash flow and cash on hand to meet our capital requirements. Accordingly, we undertook and evaluated a variety of transactions to generate additional liquidity to address our capital requirements, including changing our distribution policy, extending certain of our obligations under PIPs, extending obligations to pay contingent consideration, marketing and selling assets and seeking debt or equity financing transactions. In January 2017, we entered into the SPA and the Framework Agreement, and the consummation of the transactions contemplated by these agreements in March 2017 has, and is expected to continue to, generate additional liquidity through the sale of Class C Units to the Brookfield Investor at the Initial Closing, the Second Closing and at other Subsequent Closings, as well as cost savings realized as part of our transition to self-management through reduced property management fees and the elimination of external asset management fees to the Former Advisor (offset by expenses previously borne by the Former Advisor that are now incurred directly by us as a self-managed company).

Pursuant to the SPA, at the Initial Closing, we used a portion of the net proceeds to redeem $47.3 million in outstanding Grace Preferred Equity Interests and to pay in full the $23.7 million outstanding under the Summit Loan. Pursuant to the SPA, subsequent to the Initial Closing, we used $26.9 million of the net proceeds to pay a portion of the purchase price for the April Acquisition. Pursuant to the SPA, the gross proceeds from the sale of the Class C Units at the Second Closing were, and will be used, as follows: (i) $10.6 million to redeem outstanding Grace Preferred Equity Interests; and (ii) $14.4 million to fund brand-mandated PIPs and related lender reserves.
The Brookfield Investor has agreed to purchase additional Class C Units at Subsequent Closings in an aggregate amount not to exceed $240.0 million. Generally, the proceeds from the sale of Class C Units at Subsequent Closings may be used to redeem the Grace Preferred Equity Interests at or around the time they are required to be redeemed, with the balance available to fund PIPs and related lender reserves, repay amounts then outstanding with respect to mortgage debt principal and interest and working capital. Following the Second Closing, $223.5 million in liquidation value of Grace Preferred Equity Interests was outstanding, and, accordingly, $16.5 million in Class C Units was available to be issued at Subsequent Closings to meet any other capital requirements.
Pursuant to the SPA, $15.0 million of the net proceeds from the Initial Closing were used to fund PIPs and related lender reserves and $14.4 million of proceeds from the Second Closing will be used to fund PIPs and related lender reserves.
We engage in a continued process of renovating and improving our hotels. Since acquisition we have reinvested more than $216.5 million in our hotels through PIPs and other capital improvements. This includes the approximately $350 million PIP program we are currently undertaking across a significant portion of the portfolio. We expect to complete our PIP program over the next two to three years. As of December 31, 2017, we have substantially completed work on 51 of the 141 hotels that are part of our PIP program, and an additional 35 hotels are in process and expected to be substantially completed early in the second quarter of 2018. We expect to spend approximately $90 million as part of our PIP program and other capital improvements during 2018. We periodically deposit reserves with our mortgage lenders that we utilize to fund a portion of the PIP work and other capital improvements.  As of December 31, 2017, we had $50.4 million of PIP and other capital improvements reserves.  We are scheduled to fund an additional $17.1 million in PIP reserves with our mortgage lenders during 2018, and $26.6 million during the period from 2019 through 2021.

Our PIP program represents capital expenditures required by the franchisors as a condition to the acquisition of the hotel and the entry into a long-term franchise agreement. Our PIP program does not include, and we will also be required by the franchisors to perform, periodic capital expenditures to bring the physical condition of the hotel into compliance with the specifications and standards each hotel franchisor or hotel brand has developed, such as cyclical renovations with respect to soft goods (such as carpeting, bedspreads, artwork and upholstery) and case goods (such as furniture and fixtures such as armoires, chairs, beds, desks, tables, mirrors and lighting fixtures).

To date, we have funded our PIP program primarily from proceeds from our IPO, which terminated at the end of 2015, operating cash flows, and proceeds from borrowings and the sale of Class C Units to the Brookfield Investor. We expect to fund our ongoing PIP program and other capital improvements during 2018 primarily from operating cash flows and proceeds from the sale of Class C Units to the Brookfield Investor. Depending upon market conditions, we may seek to generate additional liquidity from financing and refinancing of hotels in our portfolio, and this liquidity may be applied to fund the PIP program and other capital improvements.

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

On April 27, 2017, we completed the April Acquisition of seven hotels from Summit for an aggregate purchase price of $66.5 million, and $26.9 million of the purchase price was funded with proceeds from the Initial Closing pursuant to the SPA. The remaining amount was funded by (i) $33.1 million in net proceeds from the Refinanced Term Loan and (ii) $6.5 million previously paid by us as an earnest money deposit. Additionally, during the quarter ended June 30, 2017, Summit informed us that they sold the eighth hotel that we had been obligated to purchase to a third party, and our right and obligation to purchase this hotel was terminated in accordance with the terms of the Reinstatement Agreement.

In addition to paying a portion of the purchase price of the April Acquisition and the principal outstanding under the indebtedness being financed, the net proceeds from the Refinanced Term Loan were also used to pay in full the $4.6 million in contingent consideration payable with respect to one of our prior acquisitions and to fund $30.0 million in a reserve under the 87-Pack Loans in order to fund expenditures for work required to be performed under PIPs required by hotels securing the 87-Pack Loans. This reserve is in addition to (not a replacement of) ongoing obligations under the 87-Pack Loans and the Refinanced Term Loan, which are similar to obligations that were applicable under the indebtedness that was refinanced, to reserve certain amounts to fund capital expenditures required pursuant to our PIPs. The 87-Pack Loans also provides for certain additional amounts to be deposited in reserve accounts, into which $1.0 million of the proceeds from the 87-Pack Loans was deposited.
Concurrent with the completion of the April Acquisition the Additional Loan was deemed repaid in full.
During the quarter ended September 30, 2017, we entered into purchase and sale agreements to sell four non-core hotels, classified the four hotels as held for sale as of September 30, 2017, and recognized a loss on the sale of three of the four hotels, totaling $5.4 million, which includes the costs to sell those assets. The aggregate contract purchase price of these sales is $17.4 million, and the sales were expected to generate net proceeds of approximately $5.0 million to us after the redemption of the amount of Grace Preferred Equity Interests required in accordance with their terms and payment of transaction costs. During the quarter ended December 31, 2017, we completed the sale of three of the hotels for a sale price of $11.7 million, resulting in a net gain of approximately $0.1 million, which is reflected in other income (expense) of our consolidated statement of operations and comprehensive income (loss) included in this Annual Report on Form 10-K. We used the proceeds from the sales to redeem $8.8 million in Grace Preferred Equity Interests and the remainder for general corporate purposes.

On October 25, 2017, we commenced the Company Offer for up to 1,000,000 shares of common stock at a price, following our amendment of the Company Offer on November 15, 2017, of $6.75 per share. The Company Offer expired at 5:00 p.m., New York City time, on December 22, 2017. On December 26, 2017, a total of 113,091 shares were tendered in the Company Offer, and purchased by us, for an aggregate purchase price of $763,306, funded with cash on hand.
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
As of December 31, 2017, our loan-to-value ratio was 69.5% including the Grace Preferred Equity Interests, which are treated as indebtedness for accounting purposes, and our loan-to-value ratio excluding the Grace Preferred Equity Interests was 60.1%.
Under our charter, the maximum amount of our total indebtedness may not exceed 300% of our total “net assets” (which is generally defined in our charter as our assets less our liabilities) as of the date of any borrowing, which is generally equal to approximately 75% of the cost of our investments; however, we may exceed that limit if such excess is approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following that borrowing, along with the justification for exceeding the limit. This charter limitation, however, does not apply to individual real estate assets or investments. In all events, we expect that our secured and unsecured borrowings will be reasonable in relation to the net value of our assets and will be reviewed by our board of directors at least quarterly. As of December 31, 2017, our total portfolio leverage was 196%.
Pursuant to the Brookfield Approval Rights, prior approval of any debt incurrence is required except as specifically set forth in the Annual Business Plan and for the refinancing of existing debt in a principal amount not greater than the amount to be refinanced and on terms no less favorable to us. We are also subject to certain covenants in our existing indebtedness that restrict our ability to make future borrowings.
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

For the period from May 2014 until May 2016 when we commenced paying distributions in common stock, we paid cash distributions, all of which were funded with proceeds from our IPO and proceeds realized from the sale of common stock issued pursuant to our DRIP.
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
On January 13, 2017, our board of directors suspended paying distributions to stockholders entirely and suspended our DRIP.
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

Contractual Obligations
We have the following contractual obligations as of December 31, 2017:
Debt Obligations:
The following is a summary of our mortgage notes payable obligations as of December 31, 2017 (in thousands):

	Total	2018	2019-2021	2022	Thereafter
Principal payments due on mortgage notes payable	$1,513,000	$—	$288,000	$1,225,000	$—
Interest payments due on mortgage notes payable	277,248	64,891	189,399	22,958	—
Total	$1,790,248	$64,891	$477,399	$1,247,958	$—

Mortgage notes payable due dates assume exercise of all borrower extension options.
The following is a summary of our promissory note payable obligations as of December 31, 2017 (in thousands):

	Total	2018	2019-2021	2022	Thereafter
Principal payments due on promissory note payable	$1,000	$1,000	$—	$—	$—
Interest payments due on promissory note payable	—	—	—	—	—
Total	$1,000	$1,000	$—	$—	$—

The following is a summary of the Grace Preferred Equity Interests, our mandatorily redeemable preferred securities, as of December 31, 2017 (in thousands):

	Total	2018	2019-2021	2022	Thereafter
Mandatory redemptions due on mandatorily redeemable preferred securities	$234,117	$10,568	223,549 (1)	$—	$—
Monthly distributions due on mandatorily redeemable preferred securities	21,120	16,863	4,257	—	—
Total	$255,237	$27,431	$4,257	$—	$—
(1) We are required to redeem this amount by February 27, 2019.
Class C Unit Obligations:
The following table reflects the cash distributions on the Class C Units due from us over the next five years and thereafter for our arrangements as of December 31, 2017 (in thousands):

	Total	2018	2019-2021	2022	Thereafter
Distributions on Class C Units	$50,178	$10,869	$36,128	$3,181	$—
The foregoing summary includes PIK Distributions associated with Class C Units issued at the Initial Closing but does not include the impact of Class C Units that were issued at the Second Closing or that may be issued at Subsequent Closings or their associated PIK Distributions.

Lease Obligations:
The following table reflects the minimum base rental cash payments due from us over the next five years and thereafter for our arrangements as of December 31, 2017 (in thousands):

	Total	2018	2019-2021	2022	Thereafter
Lease payments due	$102,655	$5,149	$15,763	$5,292	$76,451

Property Improvement Plan Reserve Deposits:
The following table reflects estimated PIP reserve deposits that are required under our mortgage debt obligations over the next five years as of December 31, 2017 (in thousands):

	Total	2018	2019-2021	2022	Thereafter
PIP reserve deposits due	$43,628	$17,057	$26,571	$—	$—

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
Inflation
We may be adversely impacted by increases in labor and other operating costs due to inflation that may not be offset by increased room rates.
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
As of December 31, 2017, we had not fixed the interest rate for $1.2 billion of our secured variable-rate debt. As a result, we are subject to the potential impact of rising interest rates, which could negatively impact our profitability and cash flows. In order to mitigate our exposures to changes in interest rates, we have entered into interest rate cap agreements with respect to all $1.2 billion of our variable-rate debt. The estimated impact on our annual results of operations, of an increase of 100 basis points in interest rates, would be to increase annual interest expense by approximately $12.4 million. Decreasing interest rates by 100 basis points would decrease annual interest expense by approximately $12.4 million. The estimated impact assumes no changes in our capital structure. As the information presented above includes only those exposures that exist as of December 31, 2017, it does not consider those exposures or positions that could arise after that date. The information represented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
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
Management’s Annual Reporting on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act.
In connection with the preparation of our Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making that assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (1992).
Based on its assessment, our management concluded that, as of December 31, 2017, our internal control over financial reporting was effective.
The rules of the SEC do not require from us, and this annual report does not include, an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.
Changes in Internal Control Over Financial Reporting
During the fourth quarter of the fiscal year ended December 31, 2017, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.
Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
We have adopted a Code of Business Conduct and Ethics that applies to all of our executive officers and directors, including but not limited to, our principal executive officer and principal financial officer. A copy of our Code of Business Conduct and Ethics is available on our website at www.HITREIT.com, and may also be obtained, free of charge, by sending a written request to our principal executive office at 450 Park Avenue, Suite 1400, New York, New York 10022, Attention: General Counsel.
The other information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2018 annual meeting of stockholders.

Item 11. Executive Compensation.
The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2018 annual meeting of stockholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2018 annual meeting of stockholders.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2018 annual meeting of stockholders.
Item 14. Principal Accounting Fees and Services.
The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2018 annual meeting of stockholders.

PART IV

Item 15. Exhibits and Financial Statement Schedules.
(a) Financial Statement Schedules
See the Index to Consolidated Financial Statements at page F-1 of this report.
The following financial statement schedule is included herein at page F-32 of this report:
Schedule III — Real Estate and Accumulated Depreciation
(b) Exhibits
EXHIBIT INDEX

The following exhibits are included in this Annual Report on Form 10-K for the year ended December 31, 2017 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
3.1(2)	Articles of Amendment and Restatement of Hospitality Investors Trust, Inc.
3.2(16)	Articles of Amendment for Hospitality Investors Trust, Inc. filed with the State Department of Assessments and Taxation of Maryland on August 25, 2016.
3.3(18)	Articles of Amendment for Hospitality Investors Trust, Inc. filed with the State Department of Assessments and Taxation of Maryland on March 31, 2017.
3.4(17)	Articles Supplementary of Hospitality Investors Trust, Inc. filed with the State Department of Assessments and Taxation of Maryland on January 13, 2017.
3.5(18)	Articles Supplementary of Hospitality Investors Trust, Inc. filed with the State Department of Assessments and Taxation of Maryland on March 31, 2017.
3.6(18)	Certificate of Notice of Hospitality Investors Trust, Inc. filed with the State Department of Assessments and Taxation of Maryland on March 31, 2017.
3.7(18)	Amended and Restated Bylaws of Hospitality Investors Trust, Inc.
4.1(18)
Amended and Restated Agreement of Limited Partnership of Hospitality Investors Trust Operating Partnership L.P., dated as of March 31, 2017, by and among Hospitality Investors Trust, Inc., Brookfield Strategic Real Estate Partners II Hospitality REIT II LLC and BSREP II Hospitality II Special GP OP LLC.

4.2(12)	Hospitality Investors Trust, Inc. Distribution Reinvestment Plan.
4.3(18)	Form of Stock Certificate of the Redeemable Preferred Share.
10.1(4)	Advisory Agreement dated as of January 7, 2014, by and among the Company, Hospitality Investors Trust Operating Partnership, L.P. and American Realty Capital Hospitality Advisors, LLC.
10.2(1)	Form Operating Lease Agreement between the Company and the Company’s TRSs.
10.3(5)	Loan Agreement dated as of March 21, 2014 between GERMAN AMERICAN CAPITAL CORPORATION, HIT BALTIMORE, LLC and HIT PROVIDENCE, LLC.
10.4(5)
Guaranty of Recourse Obligations dated as of March 21, 2014 by HOSPITALITY INVESTORS TRUST OPERATING PARTNERSHIP, L.P., AR CAPITAL, LLC and certain individuals for the benefit of GERMAN AMERICAN CAPITAL CORPORATION.

10.5(5)	Guaranty of Recourse Obligations dated as of April 8, 2014 by DANIEL A. HOFFLER, LOUIS S. HADDAD and HOSPITALITY INVESTORS TRUST, INC. for the benefit of GERMAN AMERICAN CAPITAL CORPORATION.
10.6(5)
PERMANENT LOAN CROSS INDEMNITY dated as of April 1, 2014, by TCA BLOCK 7, INC., ARMADA/HOFFLER PROPERTIES II, L.L.C., DANIEL A. HOFFLER, LOUIS S. HADDAD , CHRI VIRGINIA BEACH HOTEL (A/H) MINORITY HOLDING, LLC, HOSPITALITY INVESTORS TRUST, INC., HAMPTON W COMPANY, LLC, HAMPTON UNIVERSITY, LEGACY HOSPITALITY, LLC, and VB CITY HOTELS LLC.

Exhibit No.	Description
10.7(6)
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

10.8(7)
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

10.9(7)	Amended and Restated Limited Liability Company Agreement of HIT Portfolio II Holdco, LLC dated February 27, 2015.
10.10(24)	First Amendment, dated October 6, 2015, to the Amended and Restated Limited Liability Company Agreement of HIT Portfolio II Holdco, LLC dated February 27, 2015.
10.11(7)
Guaranty (Pool I) dated as of February 27, 2015 by HOSPITALITY INVESTORS TRUST OPERATING PARTNERSHIP, L.P., HOSPITALITY INVESTORS TRUST, INC., Nicholas S. Schorsch, William M. Kahane, Edward M. Weil, Jr., Peter M. Budko for the benefit of W2007 EQUITY INNS SENIOR MEZZ, LLC.

10.12(7)
Guaranty (Pool II) dated as of February 27, 2015, by HOSPITALITY INVESTORS TRUST OPERATING PARTNERSHIP, L.P., HOSPITALITY INVESTORS TRUST, INC., Nicholas S. Schorsch, William M. Kahane, Edward M. Weil, Jr., Peter M. Budko for the benefit of W2007 EQUITY INNS PARTNERSHIP, L.P. and W2007 EQUITY INNS TRUST.

10.13(7)
Environmental Indemnity Agreement (Pool I) dated as of February 27, 2015 by HOSPITALITY INVESTORS TRUST OPERATING PARTNERSHIP, L.P., HOSPITALITY INVESTORS TRUST, INC., Nicholas S. Schorsch, William M. Kahane, Edward M. Weil, Jr., Peter M. Budko for the benefit of W2007 EQUITY INNS SENIOR MEZZ, LLC.

10.14(7)
Environmental Indemnity Agreement (Pool II) dated as of February 27, 2015, by HOSPITALITY INVESTORS TRUST OPERATING PARTNERSHIP, L.P., HOSPITALITY INVESTORS TRUST, INC., Nicholas S. Schorsch, William M. Kahane, Edward M. Weil, Jr., Peter M. Budko for the benefit of W2007 EQUITY INNS PARTNERSHIP, L.P. and W2007 EQUITY INNS TRUST.

10.15(7)
Mandatory Redemption Guaranty (Pool I) dated as of February 27, 2015 by HOSPITALITY INVESTORS TRUST OPERATING PARTNERSHIP, L.P., HOSPITALITY INVESTORS TRUST, INC., Nicholas S. Schorsch, William M. Kahane, Edward M. Weil, Jr., Peter M. Budko for the benefit of W2007 EQUITY INNS SENIOR MEZZ, LLC.

10.16(7)
Mandatory Redemption Guaranty (Pool II) dated as of February 27, 2015, by HOSPITALITY INVESTORS TRUST OPERATING PARTNERSHIP, L.P., HOSPITALITY INVESTORS TRUST, INC., Nicholas S. Schorsch, William M. Kahane, Edward M. Weil, Jr., Peter M. Budko for the benefit of W2007 EQUITY INNS PARTNERSHIP, L.P. and W2007 EQUITY INNS TRUST.

10.17(14)
Release (Pool I) dated as of December 2, 2015 from W2007 Equity Inns Senior Mezz, LLC, Whitehall Street Global Real Estate Limited Partnership 2007, Whitehall Parallel Global Real Estate Limited Partnership 2007, and certain other parties thereto, in favor of Nicholas S. Schorsch, William M. Kahane, Edward M. Weil, and Peter M. Budko.

10.18(14)
Release (Pool II) dated as of December 2, 2015 from W2007 Equity Inns Partnership, L.P. and W2007 Equity Inns Trust, in favor of Nicholas S. Schorsch, William M. Kahane, Edward M. Weil, and Peter M. Budko.

10.19(8)	Real Estate Purchase and Sale Agreement, dated June 2, 2015, by and among SUMMIT HOTEL OP, LP and certain related sellers and HIT PORTFOLIO SMT, LLC.
10.20(8)	Real Estate Purchase and Sale Agreement, dated June 2, 2015, by and among SUMMIT HOTEL OP, LP and certain related sellers and HIT PORTFOLIO SMT, LLC.
10.21(9)	Letter Agreement, dated July 15, 2015, by and among SUMMIT HOTEL OP, LP and certain related sellers and HIT PORTFOLIO SMT, LLC.

Exhibit No.	Description
10.22(9)	Letter Agreement, dated July 15, 2015, by and among SUMMIT HOTEL OP, LP and certain related sellers and HIT PORTFOLIO SMT, LLC.
10.23(10)	Loan Agreement, dated as of October 6, 2015, among the borrower entities party thereto, Ladder Capital Finance LLC and German American Capital Corporation.
10.24(10)	Guaranty of Recourse Obligations dated as of October 6, 2015, by Hospitality Investors Trust, Inc. in favor of Ladder Capital Finance LLC and German American Capital Corporation.
10.25(10)
Environmental Indemnity Agreement, dated as of October 6, 2015, among the borrower entities party thereto, Hospitality Investors Trust, Inc. Ladder Capital Finance LLC and German American Capital Corporation.

10.26(11)	First Amendment to Loan Agreement, dated as of October 28, 2015, among the borrower entities party thereto, Ladder Capital Finance LLC and German American Capital Corporation.
10.27(11)	Letter Agreement, dated August 21, 2015, by and among SUMMIT HOTEL OP, LP and certain related sellers and HIT PORTFOLIO SMT, LLC.
10.28(11)	Letter Agreement, dated August 21, 2015, by and among SUMMIT HOTEL OP, LP and certain related sellers and HIT PORTFOLIO SMT, LLC.
10.29(11)	Letter Agreement, dated October 15, 2015, by and among SUMMIT HOTEL OP, LP and certain related sellers and HIT PORTFOLIO SMT, LLC.
10.30(11)	Letter Agreement, dated October 20, 2015, by and among SUMMIT HOTEL OP, LP and certain related sellers and HIT PORTFOLIO SMT, LLC.
10.31(11)
First Amendment, dated November 11, 2015, to the Advisory Agreement, dated as of January 7, 2014, among Hospitality Investors Trust, Inc., Hospitality Investors Trust Operating Partnership, L.P. and American Realty Capital Hospitality Advisors, LLC.

10.32(13)	Letter Agreement, dated February 11, 2016, by and among Summit Hotel OP, LP and certain related sellers and HIT PORTFOLIO SMT ALT, LLC.
10.33(3)	Form of Management Agreement by and between Taxable REIT Subsidiary and American Realty Capital Hospitality Properties, LLC. (Crestline form).
10.34(14)	Form of Management Agreement by and between Taxable REIT Subsidiary and American Realty Capital Hospitality Grace Portfolio, LLC (Hilton Form).
10.35(14)	Form of Management Agreement by and between Taxable REIT Subsidiary and American Realty Capital Hospitality Grace Portfolio, LLC (McKibbon Form).
10.36(14)	Form of Management Agreement by and between Taxable REIT Subsidiary and American Realty Capital Hospitality Grace Portfolio, LLC (Inn Ventures Form).
10.37(3)	Form of Sub-Property Management Agreement among American Realty Capital Hospitality Properties, LLC and Crestline Hotels & Resorts, LLC.
10.38(14)
Second Amendment dated March 24, 2016 to the Advisory Agreement, dated as of January 7, 2014, among Hospitality Investors Trust, Inc., Hospitality Investors Trust Operating Partnership, L.P. and American Realty Capital Hospitality Advisors, LLC.

10.39(17)
Securities Purchase, Voting and Standstill Agreement, dated as of January 12, 2017, by and among Hospitality Investors Trust, Inc., American Realty Capital Hospitality Operating Partnership, LP and Brookfield Strategic Real Estate Partners II Hospitality REIT II LLC.

10.40(17)
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

10.41(17)	Letter Agreement, dated as of January 12, 2017, by and among Summit Hotel OP, LP and certain related sellers and HIT PORTFOLIO SMT ALT, LLC.
10.42(17)	First Amendment, dated as of January 12, 2017, to the Loan Agreement, dated as of February 11, 2016, between Hospitality Investors Trust, Inc. as Borrower and Summit Hotel OP, LP, as Lender.
10.43(17)	Loan Agreement, dated as of January 12, 2017, between Hospitality Investors Trust, Inc. as Borrower and Summit Hotel OP, LP, as Lender.
10.44(18)	Ownership Limit Waiver Agreement, dated as of March 31, 2017, between Hospitality Investors Trust, Inc. and Brookfield Strategic Real Estate Partners II Hospitality REIT II LLC.

Exhibit No.	Description
10.45(18)
Registration Rights Agreement, dated as of March 31, 2017, by and among Hospitality Investors Trust, Inc., Brookfield Strategic Real Estate Partners II Hospitality REIT II LLC, American Realty Capital Hospitality Advisors, LLC and American Realty Capital Hospitality Properties, LLC.

10.46(18)
Transition Services Agreement, dated as of March 31, 2017, by and among American Realty Capital Hospitality Advisors, LLC, Hospitality Investors Trust, Inc. and Hospitality Investors Trust Operating Partnership, L.P.

10.47(18)	Transition Services Agreement, dated as of March 31, 2017, by and among Crestline Hotels & Resorts LLC, Hospitality Investors Trust, Inc. and Hospitality Investors Trust Operating Partnership, L.P.
10.48(18)
Assignment and Amendment of Current Management Agreement, dated as of March 31, 2017, by and among American Realty Capital Hospitality Grace Portfolio, LLC, Crestline Hotels & Resorts, LLC, HIT Portfolio I TRS, LLC, HIT Portfolio I NTC TRS, LP and HIT Portfolio I MISC TRS, LLC.

10.49(18)
Assignment and Amendment of Current Management Agreement, dated as of March 31, 2017, by and among American Realty Capital Hospitality Grace Portfolio, LLC, Crestline Hotels & Resorts, LLC, HIT Portfolio II NTC TRS, LP, HIT Portfolio II TRS, LLC and HIT Portfolio II MISC TRS, LLC.

10.50(18)
Assignment and Amendment of Management Agreement, dated as of March 31, 2017, by and among American Realty Capital Hospitality Grace Portfolio, LLC, Crestline Hotels & Resorts, LLC, HIT Portfolio I TRS, LLC, HIT Portfolio I NTC TRS, LP, HIT Portfolio II NTC TRS, LP, HIT Portfolio I DEKS TRS, LLC and HIT Portfolio I KS TRS, LLC.

10.51(18)
Assignment and Amendment of Crestline SWN Management Agreement, dated as of March 31, 2017, by and among American Realty Capital Hospitality Properties, LLC, Crestline Hotels & Resorts, LLC, HIT SWN INT NTC TRS, LP, HIT SWN TRS, LLC and HIT SWN CRS NTC TRS, LP.

10.52(18)
Assignment and Amendment of Management Agreement, dated as of March 31, 2017, by and among American Realty Capital Hospitality Properties, LLC, Crestline Hotels & Resorts, LLC, HIT TRS Baltimore, LLC, HIT TRS Providence, LLC, HIT TRS GA Tech, LLC and HIT TRS Stratford, LLC.

10.53(18)
Omnibus Agreement for Termination of Sub-Management Agreements, dated as of March 31, 2017, by and among American Realty Capital Hospitality Grace Portfolio, LLC, American Realty Capital Hospitality Properties, LLC, Crestline Hotels & Resorts, LLC and Crestline Hotels Ohio BEVCO, LLC.

10.54(18)
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

10.55(18)
Omnibus Assignment and Amendment of Management Agreement, dated as of March 31, 2017, by and among American Realty Capital Hospitality Grace Portfolio, LLC, HIT Portfolio I HIL TRS, LLC, HIT Portfolio I NTC HIL TRS, LP, HIT Portfolio II HIL TRS, LLC, HIT Portfolio II NTC HIL TRS, LP, Hampton Inns Management LLC and Homewood Suites Management LLC.

10.56(18)
Assignment and Amendment of Management Agreements, dated as of March 31, 2017, by and among American Realty Capital Hospitality Grace Portfolio, LLC, HIT Portfolio I MCK TRS, LLC, HIT Portfolio I NTC TRS, LP, HIT Portfolio II NTC TRS, LP, HIT Portfolio II MISC TRS, LLC and McKibbon Hotel Management, Inc.

10.57(18)	Assignment and Amendment of Management Agreements, dated March 31, 2017, by and among American Realty Capital Hospitality Grace Portfolio, LLC, HIT Portfolio I MISC TRS, LLC and Innventures IVI, LP.
10.58(18)
Assignment and Assumption Agreement, dated March 31, 2017, by and among American Realty Capital Hospitality Advisors, LLC, AR Global Investment, LLC and Hospitality Investors Trust Operating Partnership, L.P.

10.59(18)
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

10.60(18)
Trademark License Agreement, dated as of March 31, 2017, by and between (i) AR Capital, LLC and American Realty Capital Hospitality Advisors, LLC and (ii) Hospitality Investors Trust, Inc. and Hospitality Investors Trust Operating Partnership, L.P.

10.61(18)	First Amendment, dated as of March 31, 2017, to the Amended and Restated Limited Liability Company Agreement of HIT Portfolio I Holdco, LLC, dated as of February 27, 2015.
10.62(18)	Second Amendment, dated as of March 31, 2017, to the Amended and Restated Limited Liability Company Agreement of HIT Portfolio II Holdco, LLC, dated as of February 27, 2015.

Exhibit No.	Description
10.63(18)	Amended and Restated Employee and Director Incentive Restricted Share Plan of Hospitality Investors Trust, Inc.
10.64(18)	Employment Agreement, dated as of March 31, 2017, by and between Jonathan P. Mehlman and Hospitality Investors Trust, Inc.
10.65(18)	Employment Agreement, dated as of March 31, 2017, by and between Edward Hoganson and Hospitality Investors Trust, Inc.
10.66(18)	Employment Agreement, dated as of March 31, 2017, by and between Paul C. Hughes and Hospitality Investors Trust, Inc.
10.67(18)	Compensation Payment Agreement, dated as of March 31, 2017, by and among Hospitality Investors Trust, Inc., Lowell G. Baron, Bruce G. Wiles and BSREP II Hospitality II Board LLC
10.68(18)	Form of Indemnification Agreement.
10.69(19)
Mortgage Loan Agreement, dated as of April 28, 2017, by and among the Entities Listed on Schedule 1-A thereto, collectively, as borrower, and the Entities Listed on Schedule 1-B thereto, collectively, as operating lessee and Deutsche Bank AG, New York Branch, Citigroup Global Markets Realty Corp., and JPMorgan Chase Bank, National Association, collectively, as lender.

10.70(19)
Mezzanine Loan Agreement, dated as of April 28, 2017, by and among the Entities Listed on Schedule 1-A thereto, collectively, as borrower, and the Entities Listed on Schedule 1-B thereto, collectively, as operating lessee and Deutsche Bank AG, New York Branch, Citigroup Global Markets Realty Corp., and JPMorgan Chase Bank, National Association, collectively, as lender.

10.71(19)
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

10.72(19)
Guaranty of Recourse Obligations by Hospitality Investors Trust Operating Partnership, LP and Hospitality Investors Trust, Inc. to and for the benefit of Deutsche Bank AG, New York Branch, Citigroup Global Markets Realty Corp. and JPMorgan Chase Bank, National Association, dated as of April 28, 2017.

10.73(19)
Guaranty of Recourse Obligations by Hospitality Investors Trust Operating Partnership, LP and Hospitality Investors Trust, Inc. to and for the benefit of Deutsche Bank AG, New York Branch, Citigroup Global Markets Realty Corp. and JPMorgan Chase Bank, National Association, dated as of April 28, 2017.

10.74(19)
Environmental Indemnity Agreement, dated as of April 28, 2017, on behalf of Hospitality Investors Trust, Inc., Hospitality Investors Trust Operating Partnership, L.P. and the Entities Listed on Schedule I, as indemnitors, in favor of Deutsche Bank AG, New York Branch, Citigroup Global Markets Realty Corp. and JPMorgan Chase Bank, National Association, as indemnitee.

10.75(19)
Environmental Indemnity Agreement, dated as of April 28, 2017, on behalf of Hospitality Investors Trust, Inc., Hospitality Investors Trust Operating Partnership, L.P. and the Entities Listed on Schedule I, as indemnitors, in favor of Deutsche Bank AG, New York Branch, Citigroup Global Markets Realty Corp. and JPMorgan Chase Bank, National Association, as indemnitee.

10.76(20)	Second Amended and Restated Limited Liability Company Agreement of HIT Portfolio I Holdco, LLC, dated as of April 28, 2017.
10.77(21)
First Amendment to Loan Agreement dated as of May 17, 2017 by and among the Entities Listed on Schedule 1-A thereto, collectively, as borrower, and the Entities Listed on Schedule 1-B thereto, collectively, as operating lessee and Deutsche Bank AG, New York Branch, Citigroup Global Markets Realty Corp., and JPMorgan Chase Bank, National Association, collectively, as lender

10.78(21)
Note Consolidation and Splitter and Loan Modification Agreement dated as of May 24, 2017 by and among HIT Portfolio I Mezz, LP, as borrower, HIT Portfolio I TRS Holdco, as leasehold pledgor, and Deutsche Bank AG, New York Branch, Citigroup Global Markets Realty Corp., and JPMorgan Chase Bank, National Association, collectively, as lender

10.79(21)
Amendment No. 1 to Second Amended and Restated Term Loan Agreement dated as of June 29, 2017 by and among the Borrowers Party thereto, as borrowers, Hospitality Investors Trust, Inc. and Hospitality Investors Trust Operating Partnership, L.P., as guarantors, and Citibank, N.A., as administrative agent and as collateral agent

10.80(21)
First Amendment to Amended and Restated Agreement of Limited Partnership of Hospitality Investors Trust Operating Partnership, L.P. dated as of July 10, 2017, by Hospitality Investors Trust, Inc., as general partner

10.81(21)	Form of Restricted Share Unit Award Agreement (Non-Employee Directors)
10.82(21)	Form of Restricted Share Award Agreement (Non-Employee Directors)

Exhibit No.	Description
10.83(22)
Second Amendment to Amended and Restated Agreement of Limited Partnership of Hospitality Investors Trust Operating Partnership, L.P. dated as of September 29, 2017, by Hospitality Investors Trust, Inc., as general partner

10.84(22)	Amendment to Employment Agreement, dated as of August 10, 2017, by and between Jonathan P. Mehlman and Hospitality Investors Trust, Inc.
10.85(22)	Amendment to Employment Agreement, dated as of August 10, 2017, by and between Edward T. Hoganson and Hospitality Investors Trust, Inc.
10.86(22)	Amendment to Employment Agreement, dated as of August 10, 2017, by and between Paul C. Hughes and Hospitality Investors Trust, Inc.
10.87(23)	Form of Restricted Share Unit Award Agreement (officers)
10.88(*)
Third Amendment to Amended and Restated Agreement of Limited Partnership of Hospitality Investors Trust Operating Partnership, L.P. dated as of December 29, 2017, by Hospitality Investors Trust, Inc., as general partner

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

99.1(15)	Amended and Restated Share Repurchase Program effective as of February 28, 2016
101(*)
XBRL (eXtensible Business Reporting Language). The following materials from Hospitality Investors Trust, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2017, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statements of Changes in Stockholders' Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

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

9.	Filed as an exhibit to the Company’s Form 10-Q filed with the SEC on August 12, 2015.

10.	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 13, 2015.

11.	Filed as an exhibit to the Company’s Form 10-Q filed with the SEC on November 16, 2015.

12.	Filed as Appendix A to the Company's Registration Statement on Form S-3 filed with the SEC on January 4, 2016.

13.	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on February 16, 2016.

14.	Filed as an exhibit to the Company’s Form 10-K filed with the SEC on March 28, 2016.

15.	Filed as an exhibit to the Company’s Form 10-Q filed with the SEC on May 11, 2016.

16.	Filed as an exhibit to the Company's Form 10-Q filed with the SEC on November 10, 2016.

17.	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on January 13, 2017.

18.	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on March 31, 2017.

19.	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on May 3, 2017.

20.	Filed as an exhibit to the Company’s Form 10-Q filed with the SEC on May 15, 2017.

21.	Filed as an exhibit to the Company’s Form 10-Q filed with the SEC on August 10, 2017.

22.	Filed as an exhibit to the Company’s Schedule 10-Q filed with the SEC on October 25, 2017.

23.	Filed as an exhibit to the Company’s Form 10-Q filed with the SEC on November 13, 2017.

24.	Filed as an exhibit to the Company’s Form 10-K filed with the SEC on March 31, 2017.

Item 16. Form 10-K Summary.
Not applicable.
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this day of March 27, 2018.

Hospitality Investors Trust, Inc.
By	/s/ Jonathan P. Mehlman
Jonathan P. Mehlman
CHIEF EXECUTIVE OFFICER AND PRESIDENT
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date
/s/ Jonathan P. Mehlman	Chief Executive Officer, President and Director (Principal Executive Officer)	March 27, 2018
Jonathan P. Mehlman

/s/ Edward T. Hoganson	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 27, 2018
Edward T. Hoganson

/s/ Bruce G. Wiles	Chairman of the Board of Directors	March 27, 2018
Bruce G. Wiles

/s/ Lowell G. Baron	Director	March 27, 2018
Lowell G. Baron

/s/ Stanley R. Perla	Independent Director	March 27, 2018
Stanley R. Perla

/s/ Abby M. Wenzel	Independent Director	March 27, 2018
Abby M. Wenzel

/s/ Edward A. Glickman	Independent Director	March 27, 2018
Edward A. Glickman

/s/ Stephen P. Joyce	Independent Director	March 27, 2018
Stephen P. Joyce

HOSPITALITY INVESTORS TRUST, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Hospitality Investors Trust, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Hospitality Investors Trust, Inc. and subsidiaries (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive loss, changes in equity, and cash flows for each of the years in the three‑year period ended December 31, 2017, and the related notes and the financial statement schedule III - Real Estate and Accumulated Depreciation (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
We have served as the Company’s auditor since 2014.
/s/ KPMG LLP
McLean, Virginia
March 27, 2018

HOSPITALITY INVESTORS TRUST, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)

	December 31, 2017	December 31, 2016
ASSETS
Real estate investments:
Land	$341,651	$339,819
Buildings and improvements	1,921,396	1,838,594
Furniture, fixtures and equipment	226,242	212,994
Total real estate investments	2,489,289	2,391,407
Less: accumulated depreciation and amortization	(257,592)	(169,486)
Total real estate investments, net	2,231,697	2,221,921
Assets held for sale	5,586	—
Cash and cash equivalents	55,736	42,787
Acquisition deposits	—	7,500
Restricted cash	63,444	35,050
Investments in unconsolidated entities	3,649	3,490
Below-market lease asset, net	9,428	9,827
Prepaid expenses and other assets	36,705	32,836
Goodwill	14,408	—
Total Assets	$2,420,653	$2,353,411

LIABILITIES, NON-CONTROLLING INTEREST AND EQUITY
Mortgage notes payable, net	$1,495,777	$1,410,925
Promissory notes payable, net	1,000	23,380
Mandatorily redeemable preferred securities, net	233,058	288,265
Accounts payable and accrued expenses	67,452	68,519
Due to related parties	—	2,879
Total Liabilities	$1,797,287	$1,793,968

Commitments and Contingencies
Contingently Redeemable Class C Units in operating partnership; 9,507,892 units issued and outstanding ($140,241 liquidation preference)	128,044	—

Stockholders' Equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, one and zero shares issued and outstanding, respectively	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized, 39,505,742 and 38,493,430 shares issued and outstanding, respectively	395	385
Additional paid-in capital	871,840	843,149
Deficit	(379,559)	(286,852)
Total equity of Hospitality Investors Trust, Inc. stockholders	492,676	556,682
Non-controlling interest - consolidated variable interest entity	2,646	$2,761
Total Stockholders' Equity	$495,322	$559,443
Total Liabilities, Contingently Redeemable Class C Units, and Stockholders' Equity	$2,420,653	$2,353,411

The accompanying notes are an integral part of these statements.

HOSPITALITY INVESTORS TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except for share and per share data)

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
Revenues
Rooms	$588,308	$566,633	$420,617
Food and beverage	19,811	20,039	15,908
Other	12,956	12,920	9,659
Total revenue	$621,075	$599,592	$446,184
Operating expenses
Rooms	147,814	139,169	99,543
Food and beverage	16,158	15,986	12,774
Management fees	23,643	42,560	22,107
Other property-level operating expenses	242,925	230,546	171,488
Acquisition and transaction related costs	498	25,270	64,513
General and administrative	18,889	15,806	11,621
Depreciation and amortization	105,237	101,007	68,500
Impairment of goodwill and long-lived assets	32,689	2,399	—
Rent	6,569	6,714	6,249
Total operating expenses	$594,422	$579,457	$456,795
Operating income (loss)	$26,653	$20,135	$(10,611)
Interest expense	(98,865)	(92,264)	(80,667)
Other income (expense)	(1,260)	1,169	(491)
Equity in earnings of unconsolidated entities	403	399	238
Total other expenses, net	(99,722)	(90,696)	(80,920)
Loss before taxes	$(73,069)	$(70,561)	$(91,531)
Income tax (benefit) expense	(1,926)	1,371	3,106
Net loss and comprehensive loss	$(71,143)	$(71,932)	$(94,637)
Less: Net income attributable to non-controlling interest	244	315	189
Net loss before dividends and accretion	$(71,387)	$(72,247)	$(94,826)
Deemed dividend related to beneficial conversion feature of Class C Units	(4,535)	—	—
Dividends on Class C Units (cash and PIK)	(13,103)	—	—
Accretion of Class C Units	(1,668)	—	—
Net loss attributable to common stockholders	(90,693)	(72,247)	(94,826)

Basic and diluted net loss attributable to common stockholders per common share	$(2.30)	$(1.86)	$(3.61)

Basic and diluted weighted average common shares outstanding	39,411,677	38,732,949	26,247,563

The accompanying notes are an integral part of these statements.

HOSPITALITY INVESTORS TRUST, INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(In thousands, except for share data)

	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Deficit	Total Equity of Hospitality Investors Trust, Inc. Stockholders	Non-controlling Interest	Total Non-controlling Interest and Equity
Balance, December 31, 2014	10,163,206	$102	$221,379	$(19,686)	$201,795	$—	$201,795
Issuance of common stock, net	25,373,352	253	631,526	—	631,779	—	631,779
Net loss attributable to Hospitality Investors Trust, Inc.	—	—	—	(94,826)	(94,826)	—	(94,826)
Net income attributable to non-controlling interest	—	—	—	—	—	189	189
Non-controlling interest - consolidated variable interest entity	—	—	—	—	—	2,551	2,551
Dividends paid or declared	—	—	—	(41,168)	(41,168)	—	(41,168)
Common stock issued through Distribution Reinvestment Plan	764,219	8	18,150	—	18,158	—	18,158
Share-based payments	—	—	74	—	74	—	74
Common stock offering costs, commissions and dealer manager fees	—	—	(77,343)	—	(77,343)	—	(77,343)
Balance, December 31, 2015	36,300,777	$363	$793,786	$(155,680)	$638,469	$2,740	$641,209
Issuance of common stock, net	61,181	1	1,146	—	1,147	—	1,147
Net loss attributable to Hospitality Investors Trust, Inc.	—	—	—	(72,247)	(72,247)	—	(72,247)
Net income attributable to non-controlling interest	—	—	—	—	—	315	315
Dividends paid or declared	1,732,822	17	38,697	(58,925)	(20,211)	(294)	(20,505)
Common stock issued through Distribution Reinvestment Plan	398,650	4	9,464	—	9,468	—	9,468
Share-based payments	—	—	66	—	66	—	66
Common stock offering costs, commissions and dealer manager fees	—	—	(10)	—	(10)	—	(10)
Balance, December 31, 2016	38,493,430	$385	$843,149	$(286,852)	$556,682	$2,761	$559,443
Issuance of common stock, net	1,125,403	11	18,597	—	18,608	—	18,608

Repurchase and retirement of common stock	(113,091)	(1)	(762)	—	(763)	—	(763)
Net loss before dividends and accretion	—	—	—	(71,387)	(71,387)	—	(71,387)
Net income attributable to non-controlling interest	—	—	—	—	—	244	244
Dividends paid or declared	—	—	—	(2,014)	(2,014)	(359)	(2,373)
Deemed dividend related to beneficial conversion feature of Class C Units	—	—	4,535	(4,535)	—	—	—
Cash distributions on Class C Units	—	—	—	(7,862)	(7,862)	—	(7,862)
Accretion on Class C Units	—	—	—	(1,668)	(1,668)	—	(1,668)
PIK distributions on Class C Units	—	—	—	(5,241)	(5,241)	—	(5,241)
Share-based payments	—	—	499	—	499	—	499
Waiver of obligation from Former Advisor	—	—	5,822	—	5,822	—	5,822
Balance, December 31, 2017	39,505,742	$395	$871,840	$(379,559)	$492,676	$2,646	$495,322

The accompanying notes are an integral part of these statements.

HOSPITALITY INVESTORS TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
Cash flows from operating activities:
Net loss	$(71,143)	$(71,932)	$(94,637)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	105,237	101,007	68,500
Impairment of goodwill and long-lived assets	32,689	2,399	—
Amortization and write-off of deferred financing costs	11,339	9,547	11,161
Loss of acquisition deposits	—	22,000	—
Other adjustments, net	2,065	(721)	1,548
Changes in assets and liabilities:
Prepaid expenses and other assets	(2,348)	2,982	(15,175)
Restricted cash	1,320	(389)	(11,602)
Due to related parties	(2,879)	(3,399)	1,259
Accounts payable and accrued expenses	5,252	6,352	45,453
Net cash provided by operating activities	$81,532	$67,846	$6,507

Cash flows from investing activities:
Acquisition of hotel assets, net of cash received	(60,043)	(69,892)	(629,760)
Proceeds from sales of hotels, net	11,525	12,710	—
Real estate investment improvements and purchases of property and equipment	(78,935)	(91,311)	(46,523)
Fees related to Property Management Transactions	(13,000)	—	—
Acquisition deposits	—	—	(40,504)
Change in restricted cash related to real estate improvements	(29,714)	36,627	(55,259)
Other adjustments, net	(581)	$—	$—
Net cash used in investing activities	$(170,748)	$(111,866)	$(772,046)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	—	678	631,698
Repurchase of Common Shares	(763)	—	—
Proceeds from Class C Units	135,000	—	—
Payment of Class C Units issuance costs	(13,866)	—	—
Payments of offering costs	—	(1,055)	(79,280)
Dividends/Distributions paid	(8,221)	(11,500)	(19,153)

HOSPITALITY INVESTORS TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

Repayments of promissory and mortgage notes payable	(1,030,622)	(13,473)	(291,849)
Payment of deferred consideration payable	—	—	(3,500)
Repayment of Contingent Consideration	(4,620)	—	—
Mandatorily redeemable preferred securities redemptions	(56,071)	(4,335)	(152,574)
Proceeds from mortgage notes payable	1,101,000	70,384	624,100
Deferred financing fees	(19,672)	(721)	(27,944)
Restricted cash for debt service	—	—	(991)
Net cash provided by financing activities	$102,165	$39,978	$680,507
Net change in cash and cash equivalents	12,949	(4,042)	(85,032)
Cash and cash equivalents, beginning of period	42,787	46,829	131,861
Cash and cash equivalents, end of period	$55,736	$42,787	$46,829

HOSPITALITY INVESTORS TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
Supplemental disclosure of cash flow information:
Interest paid	$88,392	$84,683	$68,108
Income taxes paid	$1,865	$763	$6,408
Non-cash investing and financing activities:
Deemed dividend related to beneficial conversion feature of Class C Units	$(4,535)	—	—
Accretion of Class C Units	$(1,668)	—	—
PIK Accrual on Class C Units	$(5,241)	—	—
Waiver of Obligation from Former Advisor	$(5,822)	—	—
Offering costs payable	$—	—	$308
Class B Units in operating partnership converted and redeemed for Common Stock	$7,659	—	—
Note payable to Former Property Manager	$1,000	—	—
Common stock issued to Former Property Manager	$4,076	—	—
Real estate investment improvements and purchases of property and equipment in accounts payable and accrued expenses	$14,267	$12,478	$17,518
Proceeds receivable from stock sales	—	$—	$90
Seller financed acquisition	—	$20,000	—
Seller financed acquisition deposit	—	$7,500	—
Mortgage and mezzanine debt assumed on real estate investments	—	—	$904,185
Mandatorily redeemable preferred securities issued in acquisition of property and equipment	—	—	$447,097
Contingent consideration on acquisition	—	—	—
Deferred consideration on acquisition	—	—	—
Dividends declared but not paid	—	$4,765	$4,936
Common stock issued through distribution reinvestment plan	—	$9,468	$18,150

The accompanying notes are an integral part of these statements.

HOSPITALITY INVESTORS TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization
Hospitality Investors Trust, Inc. (the "Company") was incorporated on July 25, 2013 as a Maryland corporation and qualified as a REIT beginning with the taxable year ended December 31, 2014. The Company was formed primarily to acquire lodging properties in the midscale limited service, extended stay, select service, upscale select service, and upper upscale full service segments within the hospitality sector. As of December 31, 2017, the Company had acquired or had an interest in a total of 145 hotels, including one hotel classified as held for sale (See Note 18 - Assets Held for Sale) with a total of 17,483 guestrooms located in 33 states. As of December 31, 2017, all but one of these hotels operated under a franchise or license agreement with a national brand owned by one of Hilton Worldwide, Inc., Marriott International, Inc., Hyatt Hotels Corporation, and Intercontinental Hotels Group or one of their respective subsidiaries or affiliates.
As of December 31, 2017, 79 of the hotel assets the Company has acquired were managed by Crestline and 66 of the hotel assets the Company has acquired were managed by other property managers. As of December 31, 2017, the Company’s other property managers were Hampton Inns Management LLC and Homewood Suites Management LLC, affiliates of Hilton Worldwide Holdings Inc. (39 hotels), InnVentures IVI, LP (2 hotels), McKibbon Hotel Management, Inc. (21 hotels) and Larry Blumberg & Associates, Inc. (4 hotels).
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
On July 1, 2016, the Company's board of directors approved an initial estimated net asset value per share of common stock (“Estimated Per-Share NAV”) equal to $21.48 based on an estimated fair value of the Company's assets less the estimated fair value of its liabilities, divided by 36,636,016 shares of common stock outstanding on a fully diluted basis as of March 31, 2016. On June 19, 2017, the Company's board of directors approved an updated Estimated Per-Share NAV (the "2017 NAV") equal to $13.20 based on an estimated fair value of the Company's assets less the estimated fair value of the Company's liabilities, divided by 39,617,676 shares of common stock outstanding on a fully diluted basis as of March 31, 2017. It is currently anticipated that the Company will publish an updated Estimated Per-Share NAV on at least an annual basis.
On January 7, 2017, the third anniversary of the commencement of the IPO, it terminated in accordance with its terms.
On January 12, 2017, the Company along with its operating partnership, Hospitality Investors Trust Operating Partnership, L.P. (then known as American Realty Capital Hospitality Operating Partnership, L.P.) (the “OP”), entered into (i) a Securities Purchase, Voting and Standstill Agreement (the “SPA”) with the Brookfield Investor, as well as related guarantee agreements with certain affiliates of the Brookfield Investor, and (ii) a Framework Agreement (the “Framework Agreement”) with the Former Advisor, the Company's former property managers, American Realty Capital Hospitality Properties, LLC and American Realty Capital Hospitality Grace Portfolio, LLC (together, the “Former Property Manager”), Crestline Hotels & Resorts, LLC (“Crestline”), then an affiliate of the Former Advisor and the Former Property Manager, American Realty Capital Hospitality Special Limited Partnership, LLC (the “Former Special Limited Partner”), another affiliate of the Former Advisor and the Former Property Manager, and, for certain limited purposes, the Brookfield Investor.

HOSPITALITY INVESTORS TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

•	the sale by the Company and purchase by the Brookfield Investor of 9,152,542.37 Class C Units for a purchase price of $14.75 per Class C Unit, or $135.0 million in the aggregate.

On February 27, 2018, the second closing under the SPA (the “Second Closing”) occurred, pursuant to which the Company sold 1,694,915.25 additional Class C Units to the Brookfield Investor, for a purchase price of $14.75 per Class C Unit, or $25.0 million in the aggregate.
Subject to the terms and conditions of the SPA, the Company has the right to sell, and the Brookfield Investor has agreed to purchase, additional Class C Units in an aggregate amount of up to $240.0 million at subsequent closings (each, a "Subsequent Closing") that may occur through February 2019. The Subsequent Closings are subject to conditions, and there can be no assurance they will be completed on their current terms, or at all.
Substantially all of the Company’s business is conducted through the OP. Prior to the Initial Closing, the Company was the sole general partner and held substantially all of the units of limited partner interest in the OP entitled “OP Units” ("OP Units"). The Brookfield Investor holds all the issued and outstanding Class C Units, which rank senior in payment of distributions and in the distribution of assets to the OP Units held by the Company, and BSREP II Hospitality II Special GP, OP LLC (the “Special General Partner”) is the special general partner of the OP, with certain non-economic rights that apply if the Company fails to redeem the Class C Units when required to do so, including the ability to commence selling the OP's assets until the Class C Units have been fully redeemed. As of December 31, 2017, the total liquidation preference of the Class C Units was $140.2 million, and as of February 27, 2018, following the Second Closing, the total liquidation preference of the Class C Units was $165.2 million.
Without obtaining the prior approval of the majority of the then outstanding Class C Units, the OP is restricted from taking certain actions including equity issuances, debt incurrences, payment of dividends or other distributions, redemptions or repurchases of securities, property acquisitions and property sales and dispositions. In addition, pursuant to the terms of the Redeemable Preferred Share, in addition to other governance and board rights, the Brookfield Investor has elected and has a continuing right to elect two directors (each, a “Redeemable Preferred Director”) to the Company’s board of directors and the Company is similarly restricted from taking those actions requiring approval of the Class C Units without the prior approval of at least one of the Redeemable Preferred Directors. Prior approval of at least one of the Redeemable Preferred Directors is also required to approve the annual business plan (including the annual operating and capital budget) required under the terms of the Redeemable Preferred Share (the "Annual Business Plan"), hiring and compensation decisions related to certain key personnel (including our executive officers) and various matters related to the structure and composition of the Company’s board of directors. These restrictions (collectively referred to herein as the “Brookfield Approval Rights”) are subject to certain exceptions and conditions.
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

HOSPITALITY INVESTORS TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of March 31, 2017, the Former Advisor, the Former Property Manager and Crestline were under common control with AR Capital, LLC (“AR Capital”), the parent of American Realty Capital IX, LLC ("ARC IX"), and AR Global Investments, LLC ("AR Global"), the successor to certain of AR Capital's businesses. ARC IX served as the Company’s sponsor prior to its transition to self-management at the Initial Closing. Following the sale of AR Global’s membership interest in Crestline in April 2017, Crestline is no longer under common control with AR Global and AR Capital.
At the Initial Closing, the Advisory Agreement was terminated and certain employees of the Former Advisor or its affiliates (including, at the time, Crestline) who had been involved in the management of the Company’s day-to-day operations, including all of its executive officers, became employees. As of December 31, 2017, the Company had 25 full-time employees. The staff at the Company’s hotels are employed by the Company's third-party hotel managers. The Company now conducts its operations independently of the Former Advisor and its affiliates, with which the Company has no ongoing affiliation.

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
Use of Estimates
The preparation of the accompanying consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management makes significant estimates regarding purchase price allocations to record investments in real estate, the useful lives of real estate and real estate taxes, as applicable.

HOSPITALITY INVESTORS TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Impairment of Long Lived Assets
When circumstances indicate the carrying amount of a property may not be recoverable, the Company reviews the asset for impairment. This review is based on an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property’s use and eventual disposition. The estimates consider factors such as expected future operating income, market and other applicable trends and residual value, as well as the effects of demand, competition and other factors. If impairment exists, due to the inability to recover the carrying amount of a property, an impairment loss will be recorded to the extent that the carrying amount exceeds the estimated fair value of the property which results in an immediate charge to net income. During the years ended December 31, 2017 and December 31, 2016, the Company recognized impairment losses on long-lived assets of $15.6 million and $2.4 million, respectively (See Note 17-Impairments).
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

HOSPITALITY INVESTORS TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•	The long-lived asset is being actively marketed for sale at a price that is reasonable in relation to fair value; and

•	Actions necessary to complete the plan indicate it is unlikely significant changes will be made to the plan or the plan will be withdrawn.
If all the criteria are met, a long-lived asset held for sale is measured at the lower of its carrying amount or fair value less cost to sell, and the Company will cease recording depreciation. Any such adjustment to the carrying amount is recorded as an impairment loss. The Company has one hotel that is qualified to be treated as an asset held for sale as of December 31, 2017 and an impairment loss of $1.4 million which includes goodwill impairment was recognized on this hotel (See Note 18 - Assets Held for Sale).
Goodwill
The Company allocates goodwill to each reporting unit. For the Company’s purposes, each of its wholly-owned hotels is considered a reporting unit. The Company tests goodwill for impairment at least annually, or upon the occurrence of any "triggering events" if sooner, and has elected to test for goodwill impairment during the quarter ended June 30 of each year. During the second quarter ended June 30, 2017, the Company adopted ASU 2017-04, Intangibles - Goodwill and Other, which simplified the measurement of goodwill by eliminating Step 2 from the goodwill impairment test in the event that there is evidence of an impairment based on any "triggering events." The Company chose to adopt ASU 2017-04 in the second quarter ended June 30, 2017, as this was the first time it was required to test goodwill for impairment.
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
During the year ended December 31, 2017, the Company recognized goodwill of $31.6 million, and goodwill impairment of $17.1 million (See Note 4 - Business Combinations and Note 17-Impairments).
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

HOSPITALITY INVESTORS TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income Taxes
The Company elected and qualified to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code") commencing with its tax year ended December 31, 2014. In order to continue to qualify as a REIT, the Company must annually distribute to its stockholders 90% of its REIT taxable income (which does not equal net income as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding net capital gain, and must comply with various other organizational and operational requirements. The Company generally will not be subject to federal corporate income tax on that portion of its REIT taxable income that it distributes to its stockholders. The Company may be subject to certain state and local taxes on its income, property taxes and federal income and excise taxes on its undistributed income. The Company's hotels are leased to taxable REIT subsidiaries, which are owned by the OP. The taxable REIT subsidiaries are subject to federal, state and local income taxes.
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
The Company currently has outstanding restricted shares whose holders are entitled to participate in dividends when and if paid on shares of common stock. Holders of RSUs generally are credited with dividend or other distribution equivalents when and if paid on shares of common stock. These dividends or other distribution equivalents will be regarded as having been reinvested in RSUs and will only be paid to the extent the related RSUs vest. To the extent the Company were to have distributions in the future, it would be required to calculate earnings per share using the two-class method with regard to restricted shares, whereby earnings or losses are reduced by distributed earnings as well as any available undistributed earnings allocable to holders of restricted shares.
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

HOSPITALITY INVESTORS TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Pursuant to the SPA with the Brookfield Investor, the Company may become obligated to issue additional Class C Units to the Brookfield Investor and this obligation is considered a contingent forward contract under Accounting Standards Codification section 480 - Distinguishing Liabilities from Equity, and accounted for as a liability. The fair value of the contingent forward liability was initially recognized at zero since the contingent forward contract was executed at fair market value. The Company has determined the fair value of the contingent forward liability was $1.4 million as of December 31, 2017 (See Note 13 - Commitments and Contingencies). The Company will measure the contingent forward liability on a recurring basis until the underlying Class C Units are issued and any changes in fair value will be recognized through earnings. At the time that the underlying Class C Units are issued, the corresponding liability will be extinguished.
Advertising Costs
The Company expenses advertising costs for hotel operations as incurred. These costs were $18.4 million for the year ended December 31, 2017, $17.2 million for the year ended December 31, 2016, and $12.2 million for the year ended December 31, 2015.
Allowance for Doubtful Accounts
Receivables consist principally of trade receivables from customers and are generally unsecured and are due within 30 to 90 days. The Company records a provision for uncollectible accounts using the allowance method. Expected credit losses associated with trade receivables are recorded as an allowance for doubtful accounts. The allowance for doubtful accounts is estimated based upon historical patterns of credit losses for aged receivables as well as specific provisions for certain

HOSPITALITY INVESTORS TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

identifiable, potentially uncollectible balances. When internal collection efforts on accounts have been exhausted, the accounts are written off and the associated allowance for doubtful accounts is reduced. Trade and note receivable balances, net of the allowance for doubtful accounts, are included in prepaid expenses and other assets in the accompanying Consolidated Balance Sheets, and are as follows (in thousands):

	December 31, 2017	December 31, 2016
Trade receivables	$9,638	$9,145
Note receivable(1)	1,625	—
Allowance for doubtful accounts	(312)	(434)
Trade and Note receivables, net of allowance	$10,951	$8,711
________________
(1) See Note 19 - Sales of Hotels.
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
Derivative Transactions
The Company at certain times enters into derivative instruments to hedge exposure to changes in interest rates. The Company’s derivatives as of December 31, 2017, consist of interest rate cap agreements which it believes will help to mitigate its exposure to increasing borrowing costs under floating rate indebtedness. The Company has elected not to designate its interest rate cap agreements as cash flow hedges. The impact of the interest rate caps for the year ended December 31, 2017, was immaterial to the consolidated financial statements.
Pursuant to the SPA with the Brookfield Investor, the Company may become obligated to issue additional Class C Units to the Brookfield Investor and this obligation is considered a contingent forward contract under Accounting Standards Codification section 480 - Distinguishing Liabilities from Equity, and accounted for as a liability. The fair value of the contingent forward liability was initially recognized at zero since the contingent forward contract was executed at fair market value. The Company has determined the fair value of the contingent forward liability was $1.4 million as of December 31, 2017 (See Note 13 - Commitments and Contingencies). The Company will measure the contingent forward liability on a recurring basis until the underlying Class C Units are issued and any changes in fair value will be recognized through earnings. At the time that the underlying Class C Units are issued, the corresponding liability will be extinguished.
Recently Issued Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09 Revenue from Contracts with Customers ("ASU 2014-09"), which requires an entity to recognize the amount of revenue to which it expects to be entitled to for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective. The standard permits the use of either the retrospective or cumulative effect transition method. Based on the Company's assessment of this standard, it will not materially affect the amount or timing of revenue recognition for revenues from room, food and beverage, and other hotel level sales; however, it may allow for earlier gain recognition for future asset sale transactions pursuant to which the Company has continuing involvement with the asset. The Company will adopt this standard as of January 1, 2018 using the modified retrospective approach, and based on its final assessment, the impact of the adoption will not be material and will not impact the amount or timing of revenue recognition in its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02 Leases ("ASU 2016-02"), which requires an entity to separate lease components from nonlease components in a contract. ASU 2016-02 provides more guidance on how to identify and separate

HOSPITALITY INVESTORS TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

components than did previous GAAP. ASU 2016-02 requires lessees to recognize assets and liabilities arising from operating leases on the balance sheet. This amendment has not fundamentally changed lessor accounting, however some changes have been made to align and conform to the lessee guidance. The adoption of ASU 2016-02 becomes effective for the Company for the fiscal year beginning after December 15, 2018, and all subsequent annual and interim periods. Upon adoption, the Company will be required to recognize its operating leases, which are primarily comprised of one operating lease with respect to the Georgia Tech Hotel & Conference Center and nine ground leases, under which it is the lessee, as right of use assets and liabilities in the Consolidated Balance Sheet. Early adoption is permitted. The Company is still evaluating the impact this standard will have on its consolidated financial statements and related disclosures, and, other than the inclusion of right of use assets and related liabilities in the Company's Consolidated Balance Sheet, such effects have not yet been determined.

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

In August 2016, the FASB issued ASU 2016-15 Statement of Cash Flows-Classification of Certain Cash Receipts and Cash Payments ("ASU 2016-15"), which addresses the presentation and classification of certain cash flow receipts and payments. The Company adopted ASU 2016-15 in the quarter ended June 30, 2017. The adoption of this ASU did not have a material effect on the Company's consolidated financial statements.

In November 2016, FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230) Restricted Cash, which requires the statement of cash flows to include amounts generally described as restricted cash and cash equivalents, with cash and cash equivalents when reconciling the beginning and ending total amounts thereof. The ASU is effective for the Company for fiscal years beginning after December 15, 2017. The adoption of this ASU will result in reclassification of restricted cash balances and activity in the Company’s statement of cash flows. The Company will adopt this standard as of January 1, 2018, and other than the reclassification of restricted cash balances and activity in the statement of cash flows, it is not expected to have a material impact on the Company’s consolidated financial statements. The adoption of this standard does not change the Company’s balance sheet presentation.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805) Clarifying the Definition of a Business, with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Additionally, this update also narrows the definition of an output. ASU 2017-01 requires that when substantially all of the fair value of the gross assets acquired or disposed of is concentrated in a single identifiable asset or group of similar identifiable assets, the set is not a business, thus reducing the number of transactions that need to be further evaluated. As a result of this standard, the Company expects that future hotel purchases, if any, will be considered asset purchases as opposed to business combinations, however the determination will be made on a transaction-by-transaction basis. ASU 2017-01 is effective for the Company for fiscal years beginning after December 15, 2018, and early adoption is permitted.

In January 2017, FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350), which simplified the measurement of goodwill by eliminating Step 2 from the goodwill impairment test, if there is evidence of an impairment based on any "triggering events." The Company adopted ASU 2017-04 during the second quarter ended June 30, 2017.

HOSPITALITY INVESTORS TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
As of December 31, 2017, the Class C Units are reflected on the Consolidated Balance Sheets at $128.0 million. The value of the Class C Units as of December 31, 2017, is derived by reducing the $135.0 million in gross proceeds by the $13.8 million in costs directly attributable to the issuance of Class C Units at the Initial Closing, including $6.0 million paid directly to Brookfield at the Initial Closing in the form of expense reimbursements and a commitment fee, and increased by $5.2 million in distributions payable to holders of Class C Units in the form of additional Class C Units ("PIK Distributions") and $1.6 million in the accretion of the carrying value to the liquidation preference through December 31, 2017.
Following the Initial Closing, subject to the terms and conditions of the SPA, the Company also has the right to sell, and the Brookfield Investor has agreed to purchase, additional Class C Units at the same price per unit as at the Initial Closing upon 15 business days’ prior written notice and in an aggregate amount not to exceed $265.0 million at Subsequent Closings as follows:
• On or prior to February 27, 2018, but no earlier than January 3, 2018, up to an amount that would be sufficient to reduce the outstanding amount of the Grace Preferred Equity Interests (as defined in Note 8 below) to approximately $223.5 million. Proceeds from this Subsequent Closing must be used by the OP exclusively to, concurrently therewith, redeem then outstanding Grace Preferred Equity Interests.
• On or prior to February 27, 2019, but no earlier than January 3, 2019, up to the then outstanding amount of the Grace Preferred Equity Interests. Proceeds from this Subsequent Closing must be used by the OP exclusively to, concurrently therewith, redeem all then outstanding Grace Preferred Equity Interests.
• On or prior to February 27, 2019, in one or more transactions, up to an amount equal to the difference between the then unfunded portion of the Brookfield Investor’s $400.0 million funding commitment and the outstanding amount of the Grace Preferred Equity Interests. Proceeds from these Subsequent Closings must be used by the OP exclusively to

HOSPITALITY INVESTORS TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

fund brand-mandated property improvement plans ("PIPs") and related lender reserves, repay amounts then outstanding with respect to mortgage debt principal and interest and working capital.
On February 27, 2018, the Second Closing occurred, pursuant to which the Company sold 1,694,915.25 additional Class C
Units to the Brookfield Investor, for a purchase price of $14.75 per Class C Unit, or $25.0 million in the aggregate. See Note 21
– Subsequent Events.

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

HOSPITALITY INVESTORS TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Mandatory Redemption

HOSPITALITY INVESTORS TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

HOSPITALITY INVESTORS TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

HOSPITALITY INVESTORS TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
• property management agreements for a total of five additional hotels (together with the Crestline Agreements, the "Long-Term Agreements") were transitioned to Crestline and the sub-property management agreements with Interstate Management Company, LLC related to these properties were terminated effective April 3, 2017;
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

HOSPITALITY INVESTORS TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On January 12, 2017, the Company, through a wholly owned subsidiary of the OP, entered into an amendment (the “Summit Amendment”) to the Reinstatement Agreement. Under the Summit Amendment, the closing date for the purchase of seven of the hotels remaining to be purchased under the Reinstatement Agreement for an aggregate purchase price of $66.5 million was extended from January 12, 2017 to April 27, 2017, following an amendment entered into on December 30, 2016 to extend the closing date from December 30, 2016 to January 10, 2017, and an amendment entered into on January 10, 2017 to extend the closing date from January 10, 2017 to January 12, 2017. The closing date for the purchase of an eighth hotel to be purchased under the Reinstatement Agreement for an aggregate purchase price of $10.5 million was extended from January 12, 2017 to October 24, 2017. Concurrent with the Company’s entry into the Summit Amendment, the Company entered into an amendment to the Summit Loan (the “Loan Amendment”) and the Summit Sellers agreed to loan the Company an additional $3.0 million (the "Additional Loan Agreement") as consideration for the Summit Amendment. For additional discussion see Note 7 - Promissory Notes Payable.

On April 27, 2017, the Company, through the OP, completed the acquisition of seven hotels in the Second Summit Closing from the Summit Sellers (the "April Acquisition") pursuant to the Reinstatement Agreement for an aggregate purchase price of $66.5 million. Additionally, during the quarter ended June 30, 2017, the Summit Sellers informed the Company that the eighth hotel was sold by the Summit Sellers to a third party, in connection with which Company’s right and obligation to purchase this hotel was terminated in accordance with the terms of the Reinstatement Agreement.

The following table presents the preliminary allocation of the assets acquired and liabilities assumed by the Company as of December 31, 2017 for the April Acquisition (in thousands):

Assets acquired and liabilities assumed	December 31, 2017
Land	9,732
Building and Improvements	50,407
Furniture, fixtures and equipment	6,461
Prepaid expenses and other assets	167
Accounts payable and accrued expenses	(239)

Total operating assets acquired, net	66,528

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

In applying the acquisition method of accounting, the Company recognized all consideration transferred of $31.6 million as goodwill since no value was allocated to the immaterial infrastructure fixed assets and immaterial intellectual property. The recognized goodwill balance is representative of employees acquired and the synergies expected to be achieved through reduced fees. During the year ended December 31, 2017, the Company recognized goodwill impairment of $17.1 million (See Note 17- Impairments).

Note 5 - Leases
In connection with its acquisitions the Company has assumed various lease agreements. These lease agreements are primarily comprised of one operating lease with respect to the Georgia Tech Hotel & Conference Center and nine ground leases which are also classified as operating leases. The following table summarizes the Company's future minimum rental commitments under these leases (in thousands):

	Minimum Rental Commitments	Amortization of Below Market Lease Intangible to Rent Expense
Year ended December 31, 2018	$5,217	$398
Year ended December 31, 2019	5,227	398
Year ended December 31, 2020	5,265	398
Year ended December 31, 2021	5,271	398
Year ended December 31, 2022	5,292	398
Thereafter	76,451	7,438
Total	$102,723	$9,428

HOSPITALITY INVESTORS TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has allocated values to certain above and below-market lease intangibles based on the difference between market rents and rental commitments under the leases. During the years ended December 31, 2017, December 31, 2016 and December 31, 2015, amortization of below-market lease intangibles, net, to rent expense was $0.4 million, $0.4 million and $0.4 million, respectively. Rent expense for the years ended December 31, 2017, December 31, 2016 and December 31, 2015 was $6.2 million, $6.3 million and $5.8 million, respectively.

Note 6 - Mortgage Notes Payable

The Company’s mortgage notes payable as of December 31, 2017 and December 31, 2016 consist of the following, respectively (in thousands):

	Outstanding Mortgage Notes Payable
Encumbered Properties	December 31, 2017	December 31, 2016		Interest Rate	Payment	Maturity
Baltimore Courtyard & Providence Courtyard	$45,500	$45,500		4.30%	Interest Only, Principal paid at Maturity	April 2019
Hilton Garden Inn Blacksburg Joint Venture	10,500	10,500		4.31%	Interest Only, Principal paid at Maturity	June 2020
87 - Pack Mortgage Loan - 87 properties in Grace Portfolio	805,000	793,647	(1)	One-month LIBOR plus 2.56%	Interest Only, Principal paid at Maturity	May 2019, subject to three, one year extension rights
87 - Pack Mezzanine Loan - 87 properties in Grace Portfolio	110,000	101,794	(1)	One-month LIBOR plus 6.50%	Interest Only, Principal paid at Maturity	May 2019, subject to three, one year extension rights
Refinanced Additional Grace Mortgage Loan - 20 properties in Grace Portfolio and one additional property	232,000	232,000		4.96%	Interest Only, Principal paid at Maturity	October 2020
Refinanced Term Loan -27 properties in Summit and Noble Portfolios and one additional property	310,000	235,484	(1)	One-month LIBOR plus 3.00%	Interest Only, Principal paid at Maturity	May 2019, subject to three, one year extension rights
Total Mortgage Notes Payable	$1,513,000	$1,418,925
Less: Deferred Financing Fees, Net	$17,223	$8,000
Total Mortgage Notes Payable, Net	$1,495,777	$1,410,925

(1) These loans were refinanced in April 2017 on different terms with respect to interest rate, principal amount and maturity.
Interest expense related to the Company's mortgage notes payable for the year ended December 31, 2017, for the year ended December 31, 2016, and for the year ended December 31, 2015 was $66.8 million, $60.1 million, and $43.1 million, respectively.

Baltimore Courtyard and Providence Courtyard
The Baltimore Courtyard and Providence Courtyard Loan matures on April 6, 2019. On May 6, 2014 and each month thereafter, the Company is required to make an interest only payment based on the outstanding principal and a fixed annual interest rate of 4.30%. The entire principal amount is due at maturity.
Hilton Garden Inn Blacksburg Joint Venture

HOSPITALITY INVESTORS TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Hilton Garden Inn Blacksburg Joint Venture Loan matures June 6, 2020. On July 6, 2015 and each month thereafter, the Company is required to make an interest only payment based on the outstanding principal and a fixed annual interest rate of 4.31%. The entire principal amount is due at maturity.

87- Pack Loans

On February 27, 2015, the Company acquired a portfolio of 116 hotels (the "Grace Portfolio") through fee simple or leasehold interests from certain subsidiaries of Whitehall Real Estate Funds, an investment arm controlled by The Goldman Sachs Group, Inc. In connection with this acquisition, the Company assumed existing mortgage and mezzanine indebtedness encumbering those hotels (comprising the "Assumed Grace Mortgage Loan" and the "Assumed Grace Mezzanine Loan," collectively, the "Assumed Grace Indebtedness"). The Assumed Grace Mortgage Loan carried an interest rate of London Interbank Offered Rate ("LIBOR") plus 3.31%, and the Assumed Grace Mezzanine Loan carried an interest rate of LIBOR plus 4.77%, for a combined weighted average interest rate of LIBOR plus 3.47%.
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
The 87-Pack Loans mature on May 1, 2019, subject to three one-year extension rights which, if all three extension rights are exercised, would result in a fully extended maturity date of May 1, 2022. The 87-Pack Loans are prepayable in whole or in part with certain prepayment fees applicable on or prior to November 1, 2018, after which each loan is prepayable without any prepayment fee or any other fee or penalty. Prepayments under the 87-Pack Mortgage Loan are generally conditioned on a pro-rata prepayment being made under the 87-Pack Mezzanine Loan.
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
For the term of the 87-Pack Loans, the Company and the OP are required to maintain, on a consolidated basis, a net worth of $250.0 million (excluding accumulated depreciation and amortization). As of December 31, 2017, the Company was in compliance with this financial covenant.

HOSPITALITY INVESTORS TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Refinanced Additional Grace Mortgage Loan

A portion of the purchase price of the Grace Portfolio was financed through additional mortgage financing (the "Original Additional Grace Mortgage Loan"). The Original Additional Grace Mortgage Loan was refinanced during October 2015 (the “Refinanced Additional Grace Mortgage Loan”). The Refinanced Additional Grace Mortgage Loan carries a fixed annual interest rate of 4.96% per annum with a maturity date on October 6, 2020. Pursuant to the Refinanced Additional Grace Mortgage Loan, the Company agreed to make periodic payments into an escrow account for the property improvement plans required by the franchisors. The Refinanced Additional Grace Mortgage Loan includes the following financial covenants: minimum consolidated net worth and minimum consolidated liquidity. As of December 31, 2017, the Company was in compliance with these financial covenants.
Refinanced Term Loan
On August 21, 2015, the Company entered into a Term Loan Agreement with Deutsche Bank AG New York Branch, as administrative agent and Deutsche Bank Securities Inc., as sole lead arranger and book-running manager (as amended, the "SN Term Loan"). Draws under the SN Term Loan were used to finance approximately $235.5 million of the approximately $366 million purchase price with respect to a total of 20 of the Company's hotels, including the hotels acquired in the First Summit Closing and the Third Summit Closing. On February 11, 2016, the SN Term Loan was amended to reduce the lenders’ total commitment from $450.0 million to $293.4 million. On July 1, 2016, the period in which the Company had the ability to further draw down on the SN Term Loan expired, reducing the lenders' total commitment to $235.5 million. Upon such expiration, no additional amounts were available to be drawn under the SN Term Loan. Due to the amendment and the expiration, the Company recorded a reduction to its deferred financing fees associated with the SN Term Loan. The reduction of $3.0 million was reflected as a general and administrative expense in the Consolidated Statements of Operations and Comprehensive Income (Loss).

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
At the closing of the Refinanced Term Loan, the net proceeds after accrued interest and closing costs were used (i) to repay the $235.5 million principal amount then outstanding under the SN Term Loan; (ii) to fund $33.1 million of the purchase price of the hotels purchased in the April Acquisition; (iii) to deposit $30.0 million to fund the 87-Pack PIP Reserve; and (iv) to pay in full the contingent consideration payable to the seller as part of an acquisition of hotels by the Company during March 2014 of $4.6 million.
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

HOSPITALITY INVESTORS TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Refinanced Term Loan (i) is non-recourse except for certain environmental indemnities and certain so-called “bad boy” events and (ii) is fully recourse (subject in certain cases to a specified cap) upon the occurrence of certain other “bad boy” events.
For the term of the Refinanced Term Loan, the Company, the OP and the Term Loan Borrowers are required to maintain, on a consolidated basis, a net worth of $250.0 million (excluding accumulated depreciation and amortization). As of December 31, 2017, the Company was in compliance with this financial covenant.

Note 7 - Promissory Notes Payable
The Company’s promissory notes payable as of December 31, 2017 and December 31, 2016 were as follows (in thousands):

	Outstanding Promissory Notes Payable
Note Payable	December 31, 2017	December 31, 2016	Interest Rate
Summit Loan Promissory Note	$—	$23,405	14.0%
Note Payable to Former Property Manager	$1,000	$—	—%
Less: Deferred Financing Fees, Net	$—	$25
Promissory Notes Payable, Net	$1,000	$23,380

Interest expense related to the Company's promissory notes payable for the year ended December 31, 2017, the year ended December 31, 2016, and the year ended December 31, 2015 were $0.9 million, $2.9 million, and $1.4 million, respectively.
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

HOSPITALITY INVESTORS TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Note 8 - Mandatorily Redeemable Preferred Securities
In February 2015, approximately $447.1 million of the contract purchase price for the Grace Portfolio was satisfied by the issuance to the sellers of the Grace Portfolio of preferred equity interests (the "Grace Preferred Equity Interests") in two newly-formed Delaware limited liability companies, HIT Portfolio I Holdco, LLC and HIT Portfolio II Holdco, LLC (formerly known as ARC Hospitality Portfolio I Holdco, LLC and ARC Hospitality Portfolio II Holdco, LLC, respectively, and, together, the "Holdco entities"), each of which is an indirect subsidiary of the Company and an indirect owner of the 112 hotels currently comprising the Grace Portfolio. The two Holdco entities correspond, respectively, to the pool of hotels encumbered by the 87-Pack Loan (plus eight additional otherwise unencumbered hotels) and the pool of hotels encumbered by the Refinanced Additional Grace Mortgage Loan.
The holders of the Grace Preferred Equity Interests were entitled to monthly distributions at a rate of 7.50% per annum for the first 18 months following closing, through August 2016, and are entitled to 8.00% per annum thereafter. On liquidation of the Holdco entities, the holders of the Grace Preferred Equity Interests are entitled to receive their original value (as reduced by redemptions) prior to any distributions being made to the Company or the Company's stockholders. Beginning in April 2015, the Company became obligated to use 35% of any IPO proceeds to redeem the Grace Preferred Equity Interests at par, up to a maximum of $350.0 million in redemptions for any 12-month period. As of December 31, 2017, the Company has redeemed $213.0 million of the Grace Preferred Equity Interests, resulting in $234.1 million of liquidation value remaining outstanding under the Grace Preferred Equity Interests.
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
The Company is required to redeem 50.0% of the Grace Preferred Equity Interests originally issued, or an additional $10.6 million by February 27, 2018, and is required to redeem the remaining $223.5 million by February 27, 2019.
See Note 21 – Subsequent Events for information about the Second Closing which occurred on February 27, 2018 and the use of a portion of the proceeds thereof to redeem $10.6 million of liquidation value of the Grace Preferred Equity Interests.

Note 9 - Accounts Payable and Accrued Expenses
The following is a summary of the components of accounts payable and accrued expenses (in thousands):

	December 31, 2017	December 31, 2016
Trade accounts payable	$24,261	$22,403
Accrued expenses	43,191	41,497
Contingent consideration from Barceló Portfolio (See Note 13 - Commitments and Contingencies)	—	4,619
Total	$67,452	$68,519
Note 10 - Common Stock
The Company had 39,505,742 shares and 38,493,430 shares of common stock outstanding as of December 31, 2017 and December 31, 2016, respectively. The shares of common stock outstanding include shares issued as distributions through March 2017, as a result of the Company's change in distribution policy adopted by the Company's board of directors in March 2016 as described below.
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
For the period from May 2014 until May 2016 when the Company commenced paying distributions in common stock, the Company paid cash distributions, all of which were funded with proceeds from the Offering and proceeds realized from the sale of common stock issued pursuant to the DRIP. The Offering was suspended on November 15, 2015 and terminated on January 7, 2017, the third anniversary of the commencement of the Offering, in accordance with its terms.
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
On January 13, 2017, in connection with its approval of the Company's entry into the SPA, the Company's board of directors suspended paying distributions to the Company's stockholders entirely. Currently, under the Brookfield Approval Rights, prior approval is required before the Company can declare or pay any distributions or dividends to its common stockholders, except for cash distributions equal to or less than $0.525 per annum per share.
Share Repurchase Program
The Company’s board of directors adopted a share repurchase program (“SRP”) in connection with the IPO that enabled the Company’s stockholders to sell their shares back to the Company after having held them for at least one year, subject to significant conditions and limitations. In connection with the Company’s entry into the SPA, the Company's board of directors

HOSPITALITY INVESTORS TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

suspended the SRP effective as of January 23, 2017. In connection with the Initial Closing, the Company's board of directors terminated the SRP effective as of April 30, 2017. The Company did not make any repurchases of common stock pursuant to the SRP or otherwise during the years ended December 31, 2016 or December 31, 2017, except pursuant to the tender offer which the Company commenced in October 2017, as described below.
Company Tender Offer
On October 25, 2017, the Company commenced a self-tender offer (the “Company Offer”) for up to 1,000,000 shares of common stock at a price of $6.50 per share. On November 15, 2017, the Company increased the purchase price in the Company Offer to $6.75 per share. The Company Offer was made in response to an unsolicited offer to stockholders commenced on October 23, 2017 by MacKenzie Realty Capital, Inc. The Company Offer expired at 5:00 p.m., New York City time, on December 22, 2017. On December 26, 2017, a total of 113,091 shares were tendered in the Company Offer and purchased and subsequently retired by the Company, for an aggregate purchase price of $763,366.
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
On January 13, 2017, as authorized by the Company's board of directors, the DRIP was suspended effective as of February 12, 2017.

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
Restricted share awards entitle the recipient to receive shares of common stock from the Company under terms that provide for vesting over a specified period of time or upon attainment of pre-established performance objectives. Such awards would typically be forfeited with respect to the unvested shares upon the termination of the recipient’s employment or other relationship with the Company. Restricted shares may not, in general, be sold or otherwise transferred until restrictions are removed and the shares have vested. Holders of restricted shares may receive cash or stock distributions when and if paid prior to the time that the restrictions on the restricted shares have lapsed. Any distributions payable in shares of common stock are generally subject to the same restrictions as the underlying restricted shares. The fair value of the restricted shares is expensed over the applicable vesting period. The Company recognizes the impact of forfeited restricted share awards as they occur.
RSUs represent a contingent right to receive shares of common stock at a future settlement date, subject to satisfaction of applicable vesting conditions and/or other restrictions, as set forth in the RSP and an award agreement evidencing the grant of RSUs. RSUs may not, in general, be sold or otherwise transferred until restrictions are removed and the rights to the shares of common stock have vested. Holders of RSUs do not have or receive any voting rights with respect to the RSUs or any shares underlying any award of RSUs, but such holders generally are credited with dividend or other distribution equivalents that are regarded as having been reinvested in RSUs which are subject to the same vesting conditions and/or other restrictions as the underlying RSUs. The fair value of the RSUs is expensed over the applicable vesting period. The Company recognizes the impact of forfeited RSUs as they occur.

HOSPITALITY INVESTORS TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Share Awards
A summary of the Company's restricted share awards for the year ended December 31, 2017 is presented below.

	Number of Shares	Weighted Average Grant Date Fair Value (per share)	Aggregate Intrinsic Value (in thousands)
Non-vested December 31, 2016	11,387	$22.12	$252
Granted	7,576	$14.59	$111
Vested	4,862	$22.21	$108
Forfeitures	6,525	$22.06	$144
Non-vested December 31, 2017	7,576	$14.59	$111
Prior to the Initial Closing, the Company made annual restricted share awards to its independent directors that vested annually over a five-year period following the date of grant, subject to continued service. In connection with the Initial Closing, the Company implemented a new director compensation program. Following the Initial Closing and pursuant to a compensation payment agreement, restricted share awards are generally made to an affiliate of the Brookfield Investor in respect of the Redeemable Preferred Directors’ service on the board of directors and vest on the earlier of the first anniversary of the date of grant and the date of the next annual meeting of the board of directors following the date of grant, subject to the continued service of the applicable Redeemable Preferred Director. As of December 31, 2017, the Company anticipates that all unvested restricted share awards will vest in accordance with their terms.
The compensation expense related to restricted shares for the year ended December 31, 2017 was less than $0.1 million. As of December 31, 2017 there was less than $0.1 million of unrecognized compensation expense remaining.
RSU Awards
A summary of the Company's RSU awards for the year ended December 31, 2017 is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value (per share)	Aggregate Intrinsic Value (in thousands)
Non-vested December 31, 2016	—	$—	$—
Granted	100,398	$15.08	$1,514
Vested	558	$21.48	$12
Forfeited	—	$—	$—
Non-vested December 31, 2017	99,840	$15.04	$1,502
RSU awards to the Company’s executive officers and other employees generally vest annually over a four-year vesting period following the date of grant, subject to continued service. RSU awards to directors other than Redeemable Preferred Directors vest on the earlier of the first anniversary of the date of grant and the date of the next annual meeting of the board of directors following the date of grant, subject to the continued service of the applicable director. In addition, during the year ended December 31, 2017, certain RSU awards to directors other than Redeemable Preferred Directors were issued in connection with the simultaneous forfeiture of an equal number of restricted shares. These RSU awards have the same vesting terms as the restricted shares which were forfeited (i.e., annually over a five-year period following the date of grant of the original restricted share award). Vested RSUs may only be settled in shares of common stock and such settlement generally will be on the earliest of (i) in the calendar year in which the third anniversary of each applicable vesting date occurs, (ii) termination of the recipient’s services to the Company and (iii) a change in control event. As of December 31, 2017, the Company anticipates that all unvested RSUs will vest in accordance with their terms.
The compensation expense related to RSUs for the year ended December 31, 2017 was approximately $0.4 million. As of December 31, 2017 there was $1.2 million of unrecognized compensation expense remaining.

HOSPITALITY INVESTORS TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

	December 31, 2017
	Carrying Amount	Fair Value
Mortgage notes payable	$1,513,000	$1,516,368
Mandatorily redeemable preferred securities	$234,117	$222,700
Contingent forward liability(1)	$1,437	$1,437
Total	$1,748,554	$1,740,505
______________
(1) See Note 13 - Commitments and Contingencies
The fair value of the mortgage notes payable and mandatorily redeemable preferred securities were determined using the discounted cash flow method and applying current market rates and is classified as level 3 under the fair value hierarchy. Market rates take into consideration general market conditions and maturity.
The contingent forward liability represents the fair value of the Company's obligation to issue Class C Units to the Brookfield Investor in the future (See Note 13 - Commitments and Contingencies), and is estimated by using option pricing analysis and discounting the estimated value of Class C Units to account for uncertainty and lack of marketability. The contingent forward liability is classified as level 3 under the fair value hierarchy.
During 2017, the Company recorded an impairment loss of $10.4 million on its hotel properties (See Note 17-Impairments). The fair value of these hotel properties was based on the observable market data which is considered level 2 input under the fair value hierarchy and unobservable inputs that reflect the Company's internal assumptions, which are considered level 3 input under the fair value hierarchy.
The Company recognized an impairment loss of $5.2 million, including impairment of $3.9 million on the sale of two hotels and impairment of $1.3 million on one hotel classified as held for sale as of December 31, 2017, which includes the costs to sell those assets. The fair value was determined using level 2 measurements, which were agreed upon sales prices with third party buyers (See Note 17 - Impairments of Long-Lived Assets).

Note 13 - Commitments and Contingencies
Litigation
In the ordinary course of business, the Company may become subject to litigation, claims and regulatory matters. There are no material legal or regulatory proceedings pending or known to be contemplated against the Company at the date of this filing, other than as set forth below.
In February 2018, a stockholder of the Company, Tom Milliken, filed a derivative complaint (the “Complaint”) on behalf of the Company and against the Company, as well as the Former Advisor, the Former Property Manager, various affiliates of those entities (together, the “Former Advisor Defendants”), and certain current and former directors and officers of the Company (the “Director Defendants”).  The Complaint was filed in the District Court for the Southern District of New York on February 26, 2018.  The Complaint alleges, among other things, that the Former Advisor and Director Defendants breached their fiduciary duties to the Company and its stockholders by putting their own interests above those of the Company, which breach was aided and abetted by certain of the Former Advisor Defendants. The Complaint also asserts claims of breach of contract against the Director Defendants, corporate waste against the Former Advisor and certain of the Director Defendants, and unjust enrichment against certain of the Director Defendants and Former Advisor Defendants. The Company has been

HOSPITALITY INVESTORS TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

investigating the above claims and others made by the stockholder since receipt of a shareholder demand letter from Mr. Milliken's attorneys in July 2017 and a supplemental demand letter in December 2017. Based on its investigation to date, the Company believes that the claims are without merit and no accrual of any potential liability was necessary as of December 31, 2017. The Company has consulted with its outside legal counsel and it is evaluating the next steps that will be taken in the case.
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
Contingent Consideration
Included as part of the Company's March 2014 acquisition of interests in six hotels through fee simple, leasehold and joint venture interests (the "Barceló Portfolio") was a contingent consideration payable to the seller based on the future operating results of three of the six hotels: Baltimore Courtyard, Providence Courtyard and Stratford Homewood Suites. During August 2016, the Company and the seller entered into an agreement extending and modifying the payment terms of the contingent consideration. The amount payable was calculated by applying a contractual capitalization rate to the excess earnings before interest, taxes, and depreciation and amortization, earned in the third year after the acquisition over an agreed upon target, provided the contingent consideration generally would not be less than $4.1 million or exceed $4.6 million. The Company paid the contingent consideration of $4.6 million with proceeds used from the Refinanced Term Loan (See Note 6 - Mortgage Notes Payable).
Contingent Forward Liability
Pursuant to the SPA with the Brookfield Investor, the Company may become obligated to issue additional Class C Units to the Brookfield Investor and this obligation is considered a contingent forward contract under Accounting Standards Codification section 480 - Distinguishing Liabilities from Equity, and accounted for as a liability. The fair value of the contingent forward liability was initially recognized at zero since the contingent forward contract was executed at fair market value. The Company has determined the fair value of the contingent forward liability was $1.4 million as of December 31, 2017. The Company will measure the contingent forward liability on a recurring basis until the Company is no longer obligated to issue additional Class C Units and any changes in fair value will be recognized through earnings. At the time that the Company is no longer obligated to issue additional Class C Units, the corresponding liability will be extinguished.

Note 14 - Related Party Transactions and Arrangements

Relationships with the Brookfield Investor and its Affiliates

As described in Note 3 - Brookfield Investment and Related Transactions, on January 12, 2017, the Company and the OP entered into the SPA and the Framework Agreement. On March 31, 2017, the Initial Closing occurred and a variety of transactions contemplated by the SPA and the Framework Agreement were consummated, including the issuance and sale of the Redeemable Preferred Share and 9,152,542.37 Class C Units and the execution or taking of various agreements and actions required to effectuate the Company's transition to self-management. Holders of Class C Units are entitled to receive, with respect to each Class C Unit, fixed, quarterly cumulative cash distributions at a rate of 7.50% per annum from legally available funds. Holders of Class C Units are also entitled to receive, with respect to each Class C Unit, fixed, quarterly, cumulative PIK Distributions payable in Class C Units at a rate of 5% per annum. For the year ended December 31, 2017, the Company paid cash distributions of $7.9 million and PIK Distributions of 355,349.60 Class C Units to the Brookfield Investor, as the sole holder of the Class C Units.

Two of the Company’s directors, Bruce G. Wiles, who also serves as Chairman of the Board, and Lowell G. Baron, have been elected to the Company’s board of directors as the Redeemable Preferred Directors pursuant to the Brookfield Investor’s

HOSPITALITY INVESTORS TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The Former Dealer Manager was paid fees and compensation in connection with the sale of the Company’s common stock in the Offering prior to its suspension.
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
Fees Paid to the Former Advisor and its Affiliates in Connection with the Offering
The Former Advisor and its affiliates were paid compensation and/or received reimbursement for services relating to the Offering, including transfer agency services in addition to selling commissions and dealer manager fees paid to the Former Dealer Manager. The Company is responsible for the Offering and related costs (excluding selling commissions and dealer manager fees) up to a maximum of 2.0% of gross proceeds received from the Offering, measured at the end of the Offering. Offering costs in excess of the 2.0% cap as of the end of the Offering are the Former Advisor’s responsibility. As of March 31, 2017, Offering and related costs (excluding selling commissions and dealer manager fees) exceeded 2.0% of gross proceeds received from the Offering by $5.8 million. At the Initial Closing, pursuant to the Framework Agreement, the Company waived the Former Advisor's obligations to reimburse the Company for these Offering and related costs (See Note 3 - Brookfield Investment and Related Transactions).
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

HOSPITALITY INVESTORS TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The table below presents the asset management fees, acquisition fees, acquisition cost reimbursements and financing coordination fees charged by the Former Advisor in connection with the operations of the Company for the years ended December 31, 2017, 2016, and 2015 and the associated payable as of December 31, 2017 and December 31, 2016, which is recorded in due to related parties on the Company's Consolidated Balance Sheets (in thousands):

HOSPITALITY INVESTORS TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31			Payable as of
	2017	2016	2015	December 31, 2017	December 31, 2016
Asset management fees	$4,581	$18,004	$4,097	$—	$8
Acquisition fees	$—	$1,624	$31,068	$—	$—
Acquisition cost reimbursements	$—	$108	$2,066	$—	$—
Financing coordination fees	$—	$206	$16,994	$—	$—
	$4,581	$19,942	$54,225	$—	$8
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
The table below represents reimbursements to the Former Advisor for the year ended December 31, 2017, the year ended December 31, 2016, and the year ended December 31, 2015, and the associated payable as of December 31, 2017 and December 31, 2016, which is recorded in due to related parties on the Company's Consolidated Balance Sheets (in thousands):

	Year Ended December 31			Payable as of
	2017	2016	2015	December 31, 2017	December 31, 2016
Total general and administrative expense reimbursement for services provided by the Advisor	$869	$2,442	$—	$—	$522
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

Prior to the Initial Closing, the Company also paid the Former Property Manager (which payment was assigned by the Former Property Manager to Crestline) an annual incentive fee equal to 15% of the amount by which the operating profit from

HOSPITALITY INVESTORS TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the properties sub-managed by Crestline for such fiscal year (or partial fiscal year) exceeds 8.5% of the total investment of such properties pursuant to property management agreements with the Former Property Manager. Incentive fees incurred by the Company were approximately $0.1 million and $0.4 million for the years ended December 31, 2017 and December 31, 2016, respectively. Incentive fees incurred by the Company were approximately $0.1 million for the year ended December 31, 2015.
The table below shows the management fees (including incentive fees described above) and reimbursable expenses incurred by the Company pursuant to or the property management agreements (and not payable to a third party sub-property manager) during the year ended December 31, 2017, the year ended December 31, 2016, and the year ended December 31, 2015 respectively, and the associated payable as of December 31, 2017 and December 31, 2016 (in thousands):

	Year Ended December 31			Payable as of
	2017	2016	2015	December 31, 2017	December 31, 2016
Total management fees and reimbursable expenses incurred from Crestline	$4,291	$16,181	$9,898	$—	$1,306
Total management fees incurred from Property Manager	$2,035	$8,459	$6,816	$—	$532
Total	$6,326	$24,640	$16,714	$—	$1,838

Following the Initial Closing, the Company no longer has any property management agreements with the Former Property Manager and instead contracts, directly or indirectly, through its taxable REIT subsidiaries, with Crestline and the other third-party property management companies that previously served as sub-property managers to manage the Company’s hotel properties pursuant to terms amended in connection with the consummation of the transactions contemplated by the Framework Agreement (See Note 3 - Brookfield Investment and Related Transactions). Further, following the sale of AR Global’s membership interest in Crestline in April 2017, Crestline is no longer under common control with AR Global and AR Capital).

Note 15 - Economic Dependency
Prior to the Initial Closing, the Company was dependent on the Former Advisor and its affiliates. Going forward, the Company intends to continue pursuing its investment strategies, subject to the Brookfield Approval Rights. The Company expects to generate additional liquidity through the sale of Class C Units to the Brookfield Investor at Subsequent Closings (See Note 3 - Brookfield Investment and Related Transactions). As a result of these relationships, the Company is dependent upon the Brookfield Investor and its affiliates.
Note 16 - Income Taxes
The Company elected and qualified to be taxed as a REIT under Sections 856 through 860 of the Code commencing with its tax year ended December 31, 2014. In order to continue to qualify as a REIT, the Company must annually distribute to its stockholders 90% of its REIT taxable income (which does not equal net income as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding net capital gain, and must comply with various other organizational and operational requirements. As of December 31, 2017, the REIT has approximately $140.0 million of net operating loss ("NOL") carry forward that may be used in the future to reduce the amount otherwise required to be distributed by the Company to meet REIT requirements. These NOLs will begin to expire after 2034.
H.R. 1 (Tax Cuts and Jobs Act) was enacted on December 22, 2017. Accordingly, the deferred tax assets have been remeasured using the U.S. federal income tax rate of 21% that is effective beginning with calendar year 2018. The impact of this re-measurement is a decrease to deferred tax assets and an increase to the deferred income tax expense as of December 31, 2017 of approximately $1.0 million.
The Company's TRSs had a combined loss (calculated in accordance with GAAP) in 2017, largely due to the goodwill

HOSPITALITY INVESTORS TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

impairment expense, which resulted in income tax benefit in 2017. The components of income tax expense for the years ended December 31, 2017, December 31, 2016 and December 31, 2015 are presented in the following table, in thousands.

	Year Ended December 31,
	2017	2016	2015
Current tax (benefit) expense:
Federal	$(146)	$994	$2,664
State	217	48	549
Total	$71	$1,042	$3,213

Deferred tax (benefit) expense:
Federal	$(1,283)	$308	$(98)
State	(714)	21	(9)
Total	(1,997)	329	(107)
Total income tax (benefit) expense	$(1,926)	$1,371	$3,106
A reconciliation of the statutory federal income tax benefit of the Company's income tax expense is presented in the following table, in thousands.

	Year Ended December 31,
	2017	2016	2015
Statutory federal income tax benefit	$(24,843)	$(23,991)	$(31,121)
Effect of non-taxable REIT loss	22,084	25,266	33,720
State income tax expense, net of federal tax benefit	(110)	96	507
Re-measurement of net deferred tax assets	943	—	—
Income tax (benefit) expense	$(1,926)	$1,371	$3,106
The tax effect of each type of temporary difference and carryforward, that gives rise to the deferred tax assets and liabilities for the year ended December 31, 2017, December 31, 2016 and December 31, 2015 are presented in the following table, in thousands.

	Year Ended December 31,
	2017	2016
Deferred tax asset:
Goodwill	1,691	—
Net operating losses	295	—
Total Deferred Tax Assets	$1,986	$—

Deferred tax liability:
Investments in unconsolidated entities	$(52)	$(59)
Other	(25)	(30)
Total deferred tax liabilities	(77)	(89)
Net deferred tax asset	$1,909	$(89)
As of December 31, 2017, the Company had a net deferred tax asset of $1.9 million. The Company believes that it is more likely than not that the results of future TRS operations will generate sufficient taxable income in order to realize our

HOSPITALITY INVESTORS TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

total deferred tax assets. Accordingly, no valuation allowance has been recorded as of December 31, 2017.
As of December 31, 2017, the tax years that remain subject to examination by major tax jurisdictions include 2014, 2015, 2016, and 2017.
There were no material interest or penalties recorded for the years ended December 31, 2017, 2016, and 2015.
As of December 31, 2017, the Company's taxable REIT subsidiaries have a $1.2 million net operating loss carry forward that will expire after 2037.

Note 17 - Impairments

Impairments of Long-Lived Assets

During the quarter ended June 30, 2017, the Company's board of directors approved the 2017 NAV, which was considered a "triggering event" under the provisions of Accounting Standards Codification section 360-Property, Plant and Equipment. The Company identified that certain reporting units (i.e. individual wholly-owned hotels) exhibited indicators of impairment as the carrying value amount (inclusive of allocation of goodwill) was greater than the appraised value and recorded and aggregate impairment loss of $1.4 million on two properties. One of these properties was classified as held for sale during the quarter ended September 30, 2017.

During the fourth quarter ended December 31, 2017, the Company conducted its annual fair value assessment of the hotel properties, which was also considered a "triggering event" under the provisions of Accounting Standards Codification section 360-Property, Plant and Equipment. The Company identified two additional hotel properties where the carrying value of the properties exceeded their fair value and management determined the excess carrying value was unrecoverable. The Company recorded an additional impairment of $9.0 million for a cumulative impairment loss of $10.4 million for the year ended December 31, 2017. The Company recorded $2.4 million of impairment loss on its hotel properties for the year ended December 31, 2016.
The Company also recognized an impairment loss of $5.2 million, including impairment of $3.9 million on the sale of two hotels and impairment of $1.3 million on one hotel classified as held for sale as of December 31, 2017, which includes the costs to sell those assets.

In August and September 2017, hurricanes Harvey and Irma made landfall in the United States, primarily impacting Texas and Florida, where 22 of the Company’s hotels are located. The Company evaluated the effects of these hurricanes on the Company’s hotels to determine if indicators of impairment were present in accordance with the provisions of Accounting Standards Codification section 360 - Property, Plant and Equipment, and did not identify any indicators of impairment. The Company recognized an expense of $1.6 million in other property-level operating expenses on the Consolidated Statements of Operations and Comprehensive Loss for repair costs during the year ended December 31, 2017, net of $0.5 million recorded as a receivable for anticipated insurance recoveries in excess of the deductible.

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

HOSPITALITY INVESTORS TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As a result of the process described above, the Company has determined that approximately $17.1 million of goodwill allocated to 82 reporting units for which the fair value was less than the carrying amount is impaired. The range of goodwill impairment recorded by each reporting unit was from less than $0.1 million to $1.3 million, with an average impairment of $0.2 million. The Company has recorded a charge as a component of impairment of goodwill and long-lived assets in the Consolidated Statement of Operations and Comprehensive Loss for the year ended December 31, 2017.

Note 18 - Assets Held for Sale

During the year ended December 31, 2017, the Company entered into purchase and sale agreements to sell four non-core hotels. These sales were entered into to allow the Company to avoid re-flagging certain of the hotels and generate proceeds that will be used to redeem Grace Preferred Equity Interests in accordance with their terms and meet liquidity requirements. These sales also generate additional liquidity through the elimination of any future PIP obligations associated with the hotels sold. During the year ended December 31, 2017, the Company sold three of the four hotels. The Company recognized an impairment loss of $1.4 million which includes goodwill impairment on the fourth hotel which was pending sale as of December 31, 2017, and has classified the hotel as held for sale as of such date.
The sale of these hotels does not represent a strategic shift that has, or will have, a major effect on the Company’s operations and financial results, and therefore the operating results for the period of ownership of these properties are included in income from continuing operations for the year ended December 31, 2017.
Assets held for sale as of December 31, 2017 consisted of the following (in thousands):

December 31, 2017
Property, Plant & Equipment, less accumulated depreciation	5,700
Less: Costs to Sell	(114)
Assets Held for Sale	$5,586

Note 19 - Sales of Hotels

During the year ended December 31, 2017, the Company completed the sale of three hotels for a sales price of $11.7 million, resulting in a net gain of approximately $0.1 million, which is reflected in other income (expense) on the Company’s Consolidated Statement of Operations and Comprehensive Income (Loss).

With respect to one of the hotels sold, the Company provided mortgage financing to the buyer in the amount of $1.6 million pursuant to a Promissory Note executed on December 19, 2017, maturing on December 18, 2018. The initial interest rate is 8.5% through and including March 19, 2018; 10.0% commencing on March 20, 2018, through and including June 17, 2018; 12.5% commencing on June 18, 2018, through and including September 15, 2018; and 15.0% commencing on September 16, 2018, through and including the maturity date. The Company met the criteria for derecognition of the properties as a result of the sale.

The Company used the proceeds from the sale of the hotels to redeem $8.8 million in Grace Preferred Equity Interests in accordance with their terms and for other general corporate purposes. The Company also recognized an impairment loss on two of the three hotels sold, totaling $3.9 million, which includes the costs to sell those assets.

HOSPITALITY INVESTORS TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 20 – Quarterly Results (Unaudited)
Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2017, December 31, 2016 and December 31, 2015:

	Quarters Ended
(In thousands, except for share amounts)	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Total revenues	$143,703	$167,012	$167,241	$143,119
Net income (loss) attributable to common stockholders	$(20,679)	$(27,255)	$(14,058)	$(28,701)
Basic and Diluted weighted average shares outstanding	38,810,386	39,610,265	39,611,261	39,603,885
Basic and Diluted net loss attributable to common stockholders per common share	$(0.53)	$(0.69)	$(0.35)	$(0.72)

	Quarters Ended
(In thousands, except for share amounts)	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Total revenues	$135,153	$163,230	$161,458	$139,751
Net income (loss) attributable to common stockholders	$(43,957)	$(7,024)	$(6,684)	$(14,582)
Basic and Diluted weighted average shares outstanding	38,571,410	38,776,850	38,788,041	38,794,215
Basic and Diluted net loss attributable to common stockholders per common share	$(1.14)	$(0.18)	$(0.17)	$(0.38)

	Quarters Ended
(In thousands, except for share amounts)	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Total revenues	$54,826	$133,490	$132,852	125,016
Net income (loss) attributable to stockholders	$(39,976)	$438	$(5,082)	$(50,206)
Basic weighted average shares outstanding	15,059,550	19,038,201	27,124,227	32,775,258
Diluted weighted average shares outstanding	15,059,550	19,072,777	27,124,227	32,775,258
Basic and Diluted net loss attributable to common stockholders per common share	$(2.65)	$0.02	$(0.18)	$(1.53)

Note 21 - Subsequent Events
Second Closing under the SPA

On February 27, 2018, the Second Closing under the SPA occurred, pursuant to which the Company sold 1,694,915.25 additional Class C Units to the Brookfield Investor, for a purchase price of $14.75 per Class C Unit, or $25.0 million in the

HOSPITALITY INVESTORS TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

aggregate. Pursuant to the SPA, the gross proceeds from the sale of the Class C Units at the Second Closing were, and will be used, as follows: (i) $10.6 million to redeem outstanding Grace Preferred Equity Interests; and (ii) $14.4 million to fund brand-mandated PIPs and related lender reserves. Following the Company’s redemption of $10.6 million in liquidation value of Grace Preferred Equity Interests with a portion of the proceeds from the Second Closing, the Company is required to redeem the remaining $223.5 million of Grace Preferred Equity Interests originally issued by February 27, 2019.

HOSPITALITY INVESTORS TRUST, INC.

Real Estate and Accumulated Depreciation
Schedule III
December 31, 2017
(dollar amounts in thousands)

				Initial Cost		Subsequent Costs Capitalized		Gross Amount at December 31, 2017 (1)
Property	U.S. State or Country	Acquisition Date	Debt at December 31, 2017	Land	Building and Improvements	Land	Building and Improvements	Land	Building and Improvements	Total	Accumulated Depreciation (2)
Courtyard Baltimore Downtown Inner Harbor	MD	2014	(24,980)	4,961	34,343	—	—	4,961	34,343	39,304	(3,292)
Courtyard Providence Downtown	RI	2014	(20,520)	4,724	29,388	—	1,247	4,724	30,635	35,359	(3,056)
Georgia Tech Hotel and Conference Center	GA	2014	(10,427)	—	—	—	—	—	—	—
Homewood Suites Stratford	CT	2014	(12,500)	2,377	13,875	—	1,402	2,377	15,277	17,654	(1,720)
Westin Virginia Beach Town Center	VA	2014		—	—	—	—	—	—	—
Hilton Garden Inn Blacksburg	VA	2014/2015	(10,500)	—	14,107	—	—	—	14,107	14,107	(1,000)
Courtyard Lexington South Hamburg Place	KY	2015	(11,657)	2,766	10,242	—	37	2,766	10,280	13,046	(795)
Courtyard Louisville Downtown	KY	2015	(31,359)	3,727	33,543	—	1,325	3,727	34,868	38,595	(2,389)
Embassy Suites Orlando International Drive Jamaican Court	FL	2015	(32,262)	2,356	23,646	(4)	1,761	2,352	25,407	27,759	(2,144)
Fairfield Inn & Suites Atlanta Vinings	GA	2015	(1,079)	1,394	8,968	—	1,921	1,395	10,889	12,284	(1,082)
Homewood Suites Chicago Downtown	IL	2015	(57,909)	15,314	73,248	4	5,611	15,318	78,859	94,177	(6,589)
Hyatt Place Albuquerque Uptown	NM	2015	(16,434)	987	16,386	(1)	1,206	986	17,591	18,577	(1,380)
Hyatt Place Baltimore Washington Airport	MD	2015	(10,314)	3,129	9,068	2	1,358	3,131	10,425	13,556	(1,000)
Hyatt Place Baton Rouge I 10	LA	2015	(9,286)	1,888	8,897	(1)	1,279	1,887	10,175	12,062	(807)
Hyatt Place Birmingham Hoover	AL	2015	(5,032)	956	9,689	1	1,463	957	11,152	12,109	(804)
Hyatt Place Cincinnati Blue Ash	OH	2015	(6,517)	652	7,951	(1)	1,521	651	9,472	10,123	(878)
Hyatt Place Columbus Worthington	OH	2015	(7,998)	1,063	11,319	(1)	1,609	1,063	12,927	13,990	(894)
Hyatt Place Indianapolis Keystone	IN	2015	(15,568)	1,918	13,935	(1)	1,337	1,917	15,271	17,188	(1,230)
Hyatt Place Memphis Wolfchase Galleria	TN	2015	(10,506)	971	14,505	2	1,851	974	16,356	17,330	(1,096)
Hyatt Place Miami Airport West Doral	FL	2015	(15,140)	2,634	17,897	1	1,681	2,634	19,578	22,212	(1,392)
Hyatt Place Nashville Franklin Cool Springs	TN	2015	(15,360)	2,201	15,003	2	1,737	2,202	16,740	18,942	(1,251)
Hyatt Place Richmond Innsbrook	VA	2015	(8,938)	1,584	8,013	(5)	1,483	1,578	9,497	11,075	(978)
Hyatt Place Tampa Airport Westshore	FL	2015	(16,004)	3,329	15,710	(5)	1,255	3,324	16,966	20,290	(1,340)

HOSPITALITY INVESTORS TRUST, INC.

Real Estate and Accumulated Depreciation
Schedule III
December 31, 2017
(dollar amounts in thousands)

Residence Inn Lexington South Hamburg Place	KY	2015	(10,882)	2,044	13,313	—	2,023	2,044	15,336	17,380	(1,272)
SpringHill Suites Lexington Near The University Of Kentucky	KY	2015	(11,552)	3,321	13,064	—	1,963	3,321	15,027	18,348	(1,022)
Hampton Inn Albany Wolf Road Airport	NY	2015	(16,986)	1,717	16,572	—	3,202	1,717	19,774	21,491	(1,322)
Hampton Inn Colorado Springs Central Airforce Academy	CO	2015	(917)	449	6,322	—	13	449	6,335	6,784	(579)
Hampton Inn Baltimore Glen Burnie	MD	2015	(5,342)	—	5,438	—	1,248	—	6,686	6,686	(1,201)
Hampton Inn Beckley	WV	2015	(13,394)	857	13,670	—	197	857	13,867	14,724	(1,078)
Hampton Inn Birmingham Mountain Brook	AL	2015	(6,531)	—	9,863	—	991	—	10,855	10,855	(766)
Hampton Inn Boca Raton	FL	2015	(11,828)	2,027	10,420	—	1,815	2,027	12,235	14,262	(905)
Hampton Inn Boca Raton Deerfield Beach	FL	2015	(8,076)	2,781	9,338	—	155	2,781	9,493	12,274	(742)
Hampton Inn Chattanooga Airport I 75	TN	2015	(1,047)	1,827	5,268	(1,827)	(5,268)	—	—	—	—
Hampton Inn Chicago Gurnee	IL	2015	(8,606)	757	12,189	—	73	757	12,262	13,019	(980)
Hampton Inn Columbia I 26 Airport	SC	2015	(6,708)	1,209	3,684	—	1,364	1,209	5,048	6,257	(430)
Hampton Inn Columbus Dublin	OH	2015	(8,567)	1,140	10,856	—	22	1,140	10,878	12,018	(854)
Hampton Inn Detroit Madison Heights South Troy	MI	2015	(11,749)	1,950	11,834	—	32	1,950	11,866	13,816	(955)
Hampton Inn Detroit Northville	MI	2015	(7,623)	1,210	8,591	—	1,601	1,210	10,192	11,402	(815)
Hampton Inn Kansas City Overland Park	KS	2015	(6,948)	1,233	9,210	—	161	1,233	9,371	10,604	(968)
Hampton Inn Kansas City Airport	MO	2015	(10,500)	1,362	9,247	—	216	1,362	9,464	10,826	(760)
Hampton Inn Memphis Poplar	TN	2015	(10,968)	2,168	10,618	—	2,274	2,168	12,892	15,060	(847)
Hampton Inn Morgantown	WV	2015	(9,349)	3,062	12,810	—	422	3,062	13,233	16,295	(992)
Hampton Inn Norfolk Naval Base	VA	2015	(2,424)	—	6,873	—	2,011	—	8,884	8,884	(1,068)
Hampton Inn Palm Beach Gardens	FL	2015	(17,259)	3,253	17,724	—	2	3,253	17,726	20,979	(1,348)
Hampton Inn Pickwick Dam @ Shiloh Falls	TN	2015	(2,225)	148	2,089	—	26	148	2,115	2,263	(245)
Hampton Inn Scranton @ Montage Mountain	PA	2015	(8,430)	754	11,174	—	46	754	11,220	11,974	(923)
Hampton Inn St Louis Westport	MO	2015	(9,477)	1,359	8,486	—	1,105	1,359	9,591	10,950	(667)
Hampton Inn State College	PA	2015	(11,736)	2,509	9,359	—	1,851	2,509	11,210	13,719	(809)

HOSPITALITY INVESTORS TRUST, INC.

Real Estate and Accumulated Depreciation
Schedule III
December 31, 2017
(dollar amounts in thousands)

Hampton Inn West Palm Beach Florida Turnpike	FL	2015	(14,537)	2,008	13,636	—	168	2,008	13,804	15,812	(1,042)
Homewood Suites Hartford Windsor Locks	CT	2015	(9,707)	3,072	8,996	—	3,530	3,072	12,526	15,598	(1,078)
Homewood Suites Memphis Germantown	TN	2015	(6,347)	1,024	8,871	—	2,346	1,024	11,217	12,241	(1,115)
Homewood Suites Phoenix Biltmore	AZ	2015	(17,375)	—	23,722	—	2,153	—	25,874	25,874	(1,915)
Hampton Inn & Suites Boynton Beach	FL	2015	(26,269)	1,393	24,759	—	41	1,393	24,800	26,193	(1,877)
Hampton Inn Cleveland Westlake	OH	2015	(8,880)	4,177	10,002	(2,499)	(6,340)	1,678	3,662	5,340	—
Courtyard Athens Downtown	GA	2015	(10,099)	3,201	7,305	—	233	3,201	7,538	10,739	(591)
Courtyard Gainesville	FL	2015	(12,720)	2,904	8,605	—	178	2,904	8,783	11,687	(707)
Courtyard Knoxville Cedar Bluff	TN	2015	(7,607)	1,289	8,556	—	1,062	1,289	9,618	10,907	(778)
Courtyard Mobile	AL	2015	(715)	—	3,657	—	1,369	—	5,027	5,027	(558)
Courtyard Orlando Altamonte Springs Maitland	FL	2015	(14,090)	1,716	11,463	—	29	1,716	11,492	13,208	(884)
Courtyard Sarasota Bradenton	FL	2015	(11,299)	1,928	8,334	—	1,588	1,928	9,922	11,850	(667)
Courtyard Tallahassee North I 10 Capital Circle	FL	2015	(12,464)	2,767	9,254	—	144	2,767	9,397	12,164	(800)
Holiday Inn Express & Suites Kendall East Miami	FL	2015	(7,758)	1,248	7,525	—	316	1,248	7,842	9,090	(598)
Residence Inn Chattanooga Downtown	TN	2015	(10,957)	1,142	10,112	—	1,405	1,142	11,517	12,659	(904)
Residence Inn Fort Myers	FL	2015	(9,657)	1,372	8,765	—	1,786	1,372	10,552	11,924	(707)
Residence Inn Knoxville Cedar Bluff	TN	2015	(8,847)	1,474	9,580	—	676	1,474	10,256	11,730	(801)
Residence Inn Macon	GA	2015	(5,615)	1,046	5,381	—	1,625	1,046	7,006	8,052	(758)
Residence Inn Mobile	AL	2015	(4,577)	—	6,714	—	24	—	6,738	6,738	(567)
Residence Inn Sarasota Bradenton	FL	2015	(11,015)	2,138	9,118	—	192	2,138	9,310	11,448	(748)
Residence Inn Savannah Midtown	GA	2015	(8,908)	1,106	9,349	—	1,743	1,106	11,092	12,198	(801)
Residence Inn Tallahassee North I 10 Capital Circle	FL	2015	(9,092)	1,349	9,983	—	1,821	1,349	11,804	13,153	(925)
Residence Inn Tampa North I 75 Fletcher	FL	2015	(9,284)	1,251	8,174	—	284	1,251	8,457	9,708	(720)
Residence Inn Tampa Sabal Park Brandon	FL	2015	(14,345)	1,773	10,830	—	513	1,773	11,343	13,116	(884)

HOSPITALITY INVESTORS TRUST, INC.

Real Estate and Accumulated Depreciation
Schedule III
December 31, 2017
(dollar amounts in thousands)

Courtyard Bowling Green Convention Center	KY	2015	(9,096)	503	11,003	—	76	504	11,080	11,584	(853)
Courtyard Chicago Elmhurst Oakbrook Area	IL	2015	(7,248)	1,323	11,868	—	147	1,323	12,015	13,338	(2,046)
Courtyard Jacksonville Airport Northeast	FL	2015	(6,269)	1,783	5,459	—	1,392	1,783	6,852	8,635	(817)
Hampton Inn & Suites Nashville Franklin Cool Springs	TN	2015	(19,840)	2,526	16,985	—	94	2,525	17,079	19,604	(1,361)
Hampton Inn Boston Peabody	MA	2015	(13,181)	3,008	11,846	—	166	3,008	12,012	15,020	(1,042)
Hampton Inn Grand Rapids North	MI	2015	(12,013)	2,191	11,502	—	1,299	2,191	12,802	14,993	(952)
Homewood Suites Boston Peabody	MA	2015	(7,299)	2,508	8,654	—	2,906	2,508	11,560	14,068	(1,268)
Hyatt Place Las Vegas	NV	2015	(18,892)	2,902	17,419	—	1,727	2,902	19,146	22,048	(1,626)
Hyatt Place Minneapolis Airport South	MN	2015	(12,206)	2,519	11,810	—	1,216	2,519	13,026	15,545	(1,045)
Residence Inn Boise Downtown	ID	2015	(13,426)	1,776	10,203	—	4,773	1,776	14,976	16,752	(1,144)
Residence Inn Portland Downtown Lloyd Center	OR	2015	(40,109)	25,213	23,231	—	520	25,213	23,750	48,963	(2,061)
SpringHill Suites Grand Rapids North	MI	2015	(10,695)	1,063	9,312	—	1,704	1,063	11,016	12,079	(709)
Hyatt Place Kansas City Overland Park Metcalf	KS	2015	(4,924)	1,038	7,792	—	1,670	1,039	9,462	10,501	(892)
Courtyard Asheville	NC	2015	(14,310)	2,236	10,290	—	1,057	2,236	11,347	13,583	(785)
Courtyard Dallas Market Center	TX	2015	(16,992)	—	19,768	—	2,424	—	22,192	22,192	(1,769)
Fairfield Inn & Suites Dallas Market Center	TX	2015	(11,438)	1,550	7,236	1	19	1,552	7,255	8,807	(560)
Hilton Garden Inn Austin Round Rock	TX	2015	(9,192)	2,797	10,920	2	2,460	2,799	13,380	16,179	(1,048)
Residence Inn Los Angeles Airport El Segundo	CA	2015	(42,740)	16,416	21,618	13	1,857	16,429	23,476	39,905	(1,846)
Residence Inn San Diego Rancho Bernardo Scripps Poway	CA	2015	(22,054)	5,261	18,677	—	130	5,261	18,807	24,068	(1,435)
SpringHill Suites Austin Round Rock	TX	2015	(6,638)	2,196	8,305	(1)	2,180	2,196	10,485	12,681	(675)
SpringHill Suites Houston Hobby Airport	TX	2015	(4,155)	762	11,755	2	157	763	11,911	12,674	(905)
SpringHill Suites San Antonio Medical Center Northwest	TX	2015	(710)	—	7,161	—	1,028	—	8,189	8,189	—
SpringHill Suites San Diego Rancho Bernardo Scripps Poway	CA	2015	(21,553)	3,905	16,999	(3)	1,853	3,902	18,852	22,754	(1,298)
Hampton Inn Charlotte Gastonia	NC	2015	(10,234)	1,357	10,073	—	850	1,357	10,923	12,280	(794)

HOSPITALITY INVESTORS TRUST, INC.

Real Estate and Accumulated Depreciation
Schedule III
December 31, 2017
(dollar amounts in thousands)

Hampton Inn Dallas Addison	TX	2015	(8,039)	1,538	7,475	—	116	1,538	7,591	9,129	(614)
Homewood Suites San Antonio Northwest	TX	2015	(8,535)	1,998	13,060	—	3,803	1,998	16,863	18,861	(1,451)
Courtyard Dalton	GA	2015	(7,515)	676	8,241	1	1,604	677	9,845	10,522	(834)
Hampton Inn Orlando International Drive Convention Center	FL	2015	(13,339)	1,183	14,899	—	103	1,183	15,002	16,185	(1,117)
Hilton Garden Inn Albuquerque North Rio Rancho	NM	2015	(9,089)	1,141	9,818	1	84	1,142	9,902	11,044	(794)
Homewood Suites Orlando International Drive Convention Center	FL	2015	(23,329)	2,182	26,507	6	1,006	2,187	27,512	29,699	(2,023)
Hampton Inn Chicago Naperville	IL	2015	(8,969)	1,363	9,460	—	1,034	1,363	10,494	11,857	(862)
Hampton Inn Indianapolis Northeast Castleton	IN	2015	(10,705)	1,587	8,144	—	49	1,587	8,193	9,780	(936)
Hampton Inn Knoxville Airport	TN	2015	(6,205)	1,033	5,898	—	—	1,033	5,898	6,931	(638)
Hampton Inn Milford	CT	2015	(3,867)	1,652	5,060	—	2,995	1,652	8,055	9,707	(680)
Homewood Suites Augusta	GA	2015	(6,515)	874	8,225	—	1,554	874	9,779	10,653	(850)
Homewood Suites Seattle Downtown	WA	2015	(50,926)	12,580	41,011	—	4,698	12,580	45,709	58,289	(3,158)
Hampton Inn Champaign Urbana	IL	2015	(16,228)	2,206	17,451	—	—	2,206	17,451	19,657	(1,305)
Hampton Inn East Lansing	MI	2015	(10,247)	3,219	10,101	—	1,233	3,219	11,334	14,553	(805)
Hilton Garden Inn Louisville East	KY	2015	(14,474)	1,022	16,350	1	139	1,023	16,490	17,513	(1,241)
Residence Inn Jacksonville Airport	FL	2015	(5,503)	1,451	6,423	—	2,264	1,451	8,687	10,138	(894)
TownePlace Suites Savannah Midtown	GA	2015	(10,041)	1,502	7,827	—	373	1,502	8,200	9,702	(621)
Courtyard Houston I 10 West Energy Corridor	TX	2015	(18,558)	10,444	20,710	6	2,817	10,449	23,527	33,976	(1,916)
Courtyard San Diego Carlsbad	CA	2015	(18,176)	5,080	14,007	9	115	5,090	14,123	19,213	(1,120)
Hampton Inn Austin North @ IH 35 & Highway 183	TX	2015	(13,332)	1,774	9,798	(8)	310	1,765	10,108	11,873	(786)
SpringHill Suites Asheville	NC	2015	(13,833)	2,149	9,930	—	613	2,149	10,543	12,692	(760)
Hampton Inn College Station	TX	2015	(13,327)	3,306	10,523	—	539	3,306	11,063	14,369	(815)
Courtyard Flagstaff	AZ	2015	(25,550)	5,258	24,313	—	385	5,258	24,697	29,955	(1,535)
DoubleTree Baton Rouge	LA	2015	(14,420)	1,497	14,777	—	1,971	1,497	16,748	18,245	(1,198)

HOSPITALITY INVESTORS TRUST, INC.

Real Estate and Accumulated Depreciation
Schedule III
December 31, 2017
(dollar amounts in thousands)

Fairfield Inn & Suites Baton Rouge South	LA	2015	(3,965)	971	3,391	(151)	(650)	820	2,741	3,561	—
Hampton Inn Medford	OR	2015	(9,450)	1,245	10,353	—	107	1,245	10,459	11,704	(658)
Hampton Inn Fort Wayne Southwest	IN	2015	(10,780)	1,242	10,511	—	202	1,242	10,713	11,955	(767)
Hampton Inn & Suites El Paso Airport	TX	2015	(13,440)	1,641	18,733	—	12	1,641	18,745	20,386	(1,285)
Residence Inn Fort Wayne Southwest	IN	2015	(10,920)	1,267	12,136	—	25	1,267	12,161	13,428	(772)
SpringHill Suites Baton Rouge South	LA	2015	(4,830)	1,131	5,744	—	136	1,131	5,880	7,011	(395)
SpringHill Suites Flagstaff	AZ	2015	(15,375)	1,641	14,283	—	456	1,641	14,739	16,380	(1,020)
TownePlace Suites Baton Rouge South	LA	2015	(6,440)	1,055	6,173	—	17	1,055	6,190	7,245	(464)
Courtyard Columbus Downtown	OH	2015	(18,830)	2,367	25,191	—	61	2,367	25,252	27,619	(1,399)
Hilton Garden Inn Monterey	CA	2015	(30,600)	6,110	27,713	—	—	6,110	27,713	33,823	(2,101)
Hyatt House Atlanta Cobb Galleria	GA	2015	(16,520)	4,386	22,777	—	11	4,386	22,788	27,174	(1,295)
Hyatt Place Chicago Schaumburg	IL	2015	(4,510)	1,519	9,582	—	1,519	1,519	11,101	12,620	(768)
Fairfield Inn & Suites Spokane	WA	2016	(7,420)	1,733	10,750	—	3	1,733	10,752	12,485	(576)
Fairfield Inn & Suites Denver	CO	2016	(15,260)	1,429	15,675	—	98	1,430	15,773	17,203	(848)
Springhill Suites Denver	CO	2016	(12,075)	941	10,870	—	2,065	941	12,934	13,875	(648)
Hampton Inn Ft. Collins	CO	2016	(5,600)	641	5,578	—	57	641	5,634	6,275	(368)
Fairfield Inn & Suites Bellevue	WA	2016	(20,798)	18,769	14,182	—	59	18,769	14,240	33,009	(916)
Hilton Garden Inn Ft. Collins	CO	2016	(13,090)	1,331	17,606	—	206	1,331	17,812	19,143	(1,006)
Courtyard Jackson Ridgeland	MS	2017	(3,520)	1,994	6,603	—	—	1,994	6,603	8,597	(195)
Residence Inn Jackson Ridgeland	MS	2017	(8,260)	949	11,764	—	2	949	11,767	12,716	(222)
Homewood Suites Jackson Ridgeland	MS	2017	(6,150)	1,571	7,181	—	—	1,571	7,181	8,752	(144)
Staybridge Suites Jackson	MS	2017	(3,640)	996	5,915	—	—	996	5,915	6,911	(130)
Fairfield Inn & Suites Germantown	TN	2017	(3,640)	1,046	3,316	—	—	1,046	3,316	4,362	(72)
Residence Inn Germantown	TN	2017	(5,810)	1,326	6,784	—	—	1,326	6,784	8,110	(133)

HOSPITALITY INVESTORS TRUST, INC.

Real Estate and Accumulated Depreciation
Schedule III
December 31, 2017
(dollar amounts in thousands)

Courtyard Germantown	TN	2017	(8,680)	1,851	8,844	(41)	—	1,809	8,844	10,653	(172)

			$(1,747,117)	$346,146	$1,791,985	$(4,495)	$129,411	$341,651	$1,921,396	$2,263,047	$(147,328)
___________________________________

(1)	The tax basis of aggregate land, buildings and improvements as of December 31, 2017 is $2,214,397,402 (unaudited).

(2)	Each of the properties has a depreciable life of: up to 40 years for buildings, up to 15 years for improvements.

A summary of activity for real estate and accumulated depreciation for the years ended December 31, 2015 to December 31, 2017:

	2017	2016	2015
Land, buildings and improvements, at cost:
Balance at January 1	2,178,413	$2,047,831	$93,237
Additions:
Acquisitions	60,141	99,726	1,917,101
Capital improvements	58,793	43,030	37,493
Deductions:
Held for Sale (1)	(5,826)	—	—
Dispositions	(11,360)	(9,744)	—
Impairment of depreciable assets	(17,114)	(2,430)	—
Balance at December 31	$2,263,047	$2,178,413	$2,047,831

Accumulated depreciation and amortization:
Balance at January 1	(92,848)	$(39,252)	$(1,569)
Depreciation expense	(57,890)	(54,377)	(37,683)
Accumulated depreciation:
Held for Sale (1)	550
Dispositions and other	2,860	781
Balance at December 31	$(147,328)	$(92,848)	$(39,252)
__________________________________
(1) As of December 31, 2017, the Company had one hotel classified as held for sale.