Form 10-Q
period 2018-03-31
Hospitality Investors Trust, Inc.
filed 2018-05-10
CIK 1583077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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

The number of shares of the registrant's common stock, $0.01 par value, outstanding as of May 1, 2018 was 39,505,742.

Page
PART I
Item 1. Financial Statements	1
Consolidated Balance Sheets as of March 31, 2018 (Unaudited) and December 31, 2017	1
Consolidated Statements of Operations and Comprehensive Loss (Unaudited) for the Three Months Ended March 31, 2018 and the Three Months Ended March 31, 2017	3
Consolidated Statement of Changes in Equity (Unaudited) for the Three Months Ended March 31, 2018	4
Consolidated Statements of Cash Flows (Unaudited) for the Three Months Ended March 31, 2018 and for the Three Months Ended March 31, 2017	5
Notes to Consolidated Financial Statements (Unaudited)	7
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	27
Item 3. Quantitative and Qualitative Disclosures About Market Risk	42
Item 4. Controls and Procedures	42
PART II
Item 1. Legal Proceedings	43
Item 1A. Risk Factors	43
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	43
Item 3. Defaults Upon Senior Securities	43
Item 4. Mine Safety Disclosures	43
Item 5. Other Information	43
Item 6. Exhibits	44
Signatures	45

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

HOSPITALITY INVESTORS TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)

	March 31, 2018	December 31, 2017
	(unaudited)
ASSETS
Real estate investments:
Land	$341,651	$341,651
Buildings and improvements	1,952,428	1,921,396
Furniture, fixtures and equipment	224,071	226,242
Total real estate investments	2,518,150	2,489,289
Less: accumulated depreciation and amortization	(279,102)	(257,592)
Total real estate investments, net	2,239,048	2,231,697
Cash and cash equivalents	61,587	55,736
Assets held for sale	—	5,586
Restricted cash	44,785	63,444
Investments in unconsolidated entities	3,495	3,649
Below-market lease asset, net	9,329	9,428
Prepaid expenses and other assets	40,262	36,705
Goodwill	14,408	14,408
Total Assets	$2,412,914	$2,420,653
LIABILITIES, NON-CONTROLLING INTEREST AND EQUITY
Mortgage notes payable, net	1,498,643	1,495,777
Promissory notes payable, net	—	1,000
Mandatorily redeemable preferred securities, net	218,909	233,058
Accounts payable and accrued expenses	68,746	67,452
Total Liabilities	$1,786,298	$1,797,287

Commitments and Contingencies
Contingently Redeemable Class C Units in operating partnership; 11,329,424 and 9,507,892 units issued and outstanding, respectively ($167,109 and $140,241 liquidation preference, respectively)	$154,760	128,044

Stockholders' Equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, one share issued and outstanding	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized, 39,505,742 shares issued and outstanding	395	395
Additional paid-in capital	872,201	871,840
Deficit	(403,358)	(379,559)
Total equity of Hospitality Investors Trust, Inc. stockholders	469,238	492,676
Non-controlling interest - consolidated variable interest entity	2,618	2,646
Total Stockholders' Equity	$471,856	$495,322
Total Liabilities, Contingently Redeemable Class C Units, and Stockholders' Equity	$2,412,914	$2,420,653

The accompanying notes are an integral part of these statements.

HOSPITALITY INVESTORS TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except for share and per share data)
(Unaudited)

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Revenues
Rooms	$131,782	$135,638
Food and beverage	4,945	5,105
Other	3,231	2,960
Total revenue	139,958	143,703
Operating expenses
Rooms	34,784	34,165
Food and beverage	4,085	3,997
Management fees	3,818	10,471
Other property-level operating expenses	58,888	58,306
Acquisition and transaction related costs	—	36
General and administrative	4,857	2,926
Depreciation and amortization	26,371	26,144
Rent	1,695	1,628
Total operating expenses	134,498	137,673
Operating income	$5,460	$6,030
Interest expense	(25,106)	(23,380)
Other income (expense)	(13)	12
Equity in earnings of unconsolidated entities	(154)	(29)
Total other expenses, net	(25,273)	(23,397)
Loss before taxes	$(19,813)	$(17,367)
Income tax benefit	(1,244)	(1,243)
Net loss and comprehensive loss	$(18,569)	$(16,124)
Less: Net income (loss) attributable to non-controlling interest	(28)	20
Net loss before dividends and accretion	$(18,541)	$(16,144)
Deemed dividend related to beneficial conversion feature of Class C Units	—	(4,535)
Dividends on Class C Units (cash and PIK)	(4,669)	—
Accretion of Class C Units	(589)	—
Net loss attributable to common stockholders	$(23,799)	$(20,679)

Basic and Diluted net loss attributable to common stockholders per common share	$(0.60)	$(0.53)

Basic and Diluted weighted average common shares outstanding	39,498,253	38,810,386

The accompanying notes are an integral part of these statements.

HOSPITALITY INVESTORS TRUST, INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(In thousands, except for share data)
(Unaudited)

	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Deficit	Total Equity of Hospitality Investors Trust, Inc. Stockholders	Non-controlling Interest	Total Non-controlling Interest and Equity
Balance, December 31, 2017	39,505,742	$395	$871,840	$(379,559)	$492,676	$2,646	$495,322
Net loss before dividends and accretion	—	—	—	(18,541)	(18,541)	—	(18,541)
Net loss attributable to non-controlling interest	—	—	—	—	—	(28)	(28)
Cash distributions on Class C Units	—	—	—	(2,801)	(2,801)	—	(2,801)
Accretion on Class C Units	—	—	—	(589)	(589)	—	(589)
PIK distributions on Class C Units	—	—	—	(1,868)	(1,868)	—	(1,868)
Share-based payments	—	—	361	—	361	—	361
Balance, March 31, 2018	39,505,742	$395	$872,201	$(403,358)	$469,238	$2,618	$471,856

The accompanying notes are an integral part of these statements.

HOSPITALITY INVESTORS TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Cash flows from operating activities:
Net loss	$(18,569)	$(16,124)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	26,371	26,144
Amortization and write-off of deferred financing costs	3,087	1,338
Other adjustments, net	739	347
Changes in assets and liabilities:
Prepaid expenses and other assets	(3,657)	(5,571)
Due to related parties	—	(462)
Accounts payable and accrued expenses	1,100	6,436
Net cash provided by operating activities	$9,071	$12,108
Cash flows from investing activities:
Payment received on note for sale of hotel	100	—
Real estate investment improvements and purchases of property and equipment	(33,394)	(14,925)
Fees related to Property Management Transactions	(1,000)	(10,000)
Proceeds from sale of hotel, net	5,461	—
Net cash used in investing activities	$(28,833)	$(24,925)
Cash flows from financing activities:
Proceeds from Class C Units	25,000	135,000
Payment of Class C Units issuance costs	(875)	(13,798)
Dividends/Distributions paid	(2,801)	(217)
Mandatorily redeemable preferred securities redemptions	(14,370)	(47,250)
Deferred financing fees	—	(212)
Repayments of promissory and mortgage notes payable	—	(23,668)
Net cash provided by financing activities	$6,954	$49,855
Net change in cash and cash equivalents and restricted cash	(12,808)	37,038
Cash and cash equivalents and restricted cash, beginning of period	119,180	77,837
Cash and cash equivalents and restricted cash, end of period	$106,372	$114,875

Supplemental disclosure of cash flow information:
Interest paid	$22,254	$22,073
Income tax refund	$(1)	$(10)
Non-cash investing and financing activities:
Deemed dividend related to beneficial conversion feature of Class C Units	$—	$(4,535)
Accretion of Class C Units	$(589)	$—
PIK Accrual on Class C Units	$(1,868)	$—
Waiver of obligation from Former Advisor	$—	$(5,822)
Real estate investment improvements and purchases of property and equipment in accounts payable and accrued expenses	$14,595	$13,750
Class B Units in operating partnership converted and redeemed for Common Stock	$—	$7,659
Note payable to Former Property Manager	$—	$4,000
Common stock issued to Former Property Manager	$—	$4,076
Seller financed acquisition deposit	$—	$3,000

HOSPITALITY INVESTORS TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

Note 1 - Organization
Hospitality Investors Trust, Inc. (the "Company") was incorporated on July 25, 2013 as a Maryland corporation and qualified as a real estate investment trust ("REIT") beginning with the taxable year ended December 31, 2014. The Company was formed primarily to acquire lodging properties in the midscale limited service, extended stay, select service, upscale select service, and upper upscale full service segments within the hospitality sector. As of March 31, 2018, the Company had acquired or had an interest in a total of 144 hotels with a total of 17,316 guest rooms located in 33 states. As of March 31, 2018, all but one of these hotels operated under a franchise or license agreement with a national brand owned by one of Hilton Worldwide, Inc., Marriott International, Inc., Hyatt Hotels Corporation, and Intercontinental Hotels Group or one of their respective subsidiaries or affiliates.
As of March 31, 2018, 79 of the hotel assets the Company has acquired were managed by Crestline and 65 of the hotel assets the Company has acquired were managed by other property managers. As of March 31, 2018, the Company’s other property managers were Hampton Inns Management LLC and Homewood Suites Management LLC, affiliates of Hilton Worldwide Holdings Inc. (38 hotels), InnVentures IVI, LP (2 hotels), McKibbon Hotel Management, Inc. (21 hotels) and Larry Blumberg & Associates, Inc. (4 hotels).
Following the suspension of the Company’s initial public offering (the “IPO” or the “Offering”) in 2015, the Company’s primary business objective has been a focus on meeting its capital requirements and on maximizing the value of its existing portfolio by continuing to invest in its hotels primarily through brand-mandated property improvement plans (“PIPs”), and through intensive asset management. In connection with the Company’s entry into the SPA (as defined below), the Company suspended paying distributions to its stockholders entirely and suspended its Distribution Reinvestment Program (the “DRIP”). Currently, under the Brookfield Approval Rights (as defined below), prior approval is required before the Company can declare or pay any distributions or dividends to its common stockholders, except for cash distributions equal to or less than $0.525 per annum per share.
On April 23, 2018, the Company's board of directors approved an updated estimated net asset value per share of common stock ("Estimated Per-Share NAV") equal to $13.87 based on an estimated fair value of the Company’s assets less the estimated fair value of the Company’s liabilities, divided by 39,505,742 shares of common stock outstanding on a fully diluted basis as of December 31, 2017. It is currently anticipated that the Company will publish an updated Estimated Per-Share NAV on at least an annual basis.
On January 7, 2017, the third anniversary of the commencement of the IPO, the IPO terminated in accordance with its terms.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

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
Without obtaining the prior approval of the majority of the then outstanding Class C Units and/or at least one of the two directors (each, a "Redeemable Preferred Director") elected to the Company’s board of directors by the Brookfield Investor pursuant to its rights as the holder of the Redeemable Preferred Share, the Company is restricted from taking certain operational and governance actions. These restrictions (collectively referred to herein as the “Brookfield Approval Rights”) are subject to certain exceptions and conditions.
The SPA also contains certain standstill and voting restrictions applicable to the Brookfield Investor and certain of its affiliates.
Prior to the Initial Closing, the Company had no employees, and the Company depended on the Former Advisor to manage certain aspects of its affairs on a day-to-day basis pursuant to the advisory agreement with the Former Advisor (the “Advisory Agreement”). The Framework Agreement provides for the Company’s transition from an externally managed company with no employees of its own that is dependent on the Former Advisor and its affiliates to manage its day-to-day operations, to a self-managed company. The transactions contemplated by the Framework Agreement generally were consummated at, and as a condition to, the Initial Closing. At the Initial Closing, pursuant to the Framework Agreement, the Advisory Agreement was terminated.
Substantially all of the Company’s business is conducted through the OP. Prior to the Initial Closing, the Company was the sole general partner and held substantially all of the units of limited partner interest in the OP entitled “OP Units” ("OP Units"). The Brookfield Investor holds all the issued and outstanding Class C Units which rank senior in payment of distributions and in the distribution of assets to the OP Units held by the Company, and BSREP II Hospitality II Special GP, OP LLC (the “Special General Partner”), an affiliate of the Brookfield Investor, is the special general partner of the OP, with certain non-economic rights that apply if the OP fails to redeem the Class C Units when required to do so, including the ability to commence selling the OP's assets until the Class C Units have been fully redeemed. As of March 31, 2018, the total liquidation preference of the issued and outstanding Class C Units was $167.1 million.
See Note 3 - Brookfield Investment for additional information regarding the Redeemable Preferred Share, the Class C Units, and the Brookfield Approval Rights.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

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
Prior to January 1, 2018, the Company's acquisitions of hotel properties were accounted for as acquisitions of existing businesses, and all transaction costs associated with the acquisitions, were expensed as incurred. Beginning January 1, 2018, the Company's acquisitions of hotel properties are expected to be accounted for as acquisitions of groups of assets, however the determination will be made on a transaction-by-transaction basis. If the Company concludes that an acquisition will be accounted for as a group of assets, the costs associated with the acquisition will be capitalized as part of the assets acquired. Investments in real estate that are not considered to be business combinations under GAAP are recorded at cost. Improvements and replacements are capitalized when they extend the useful life of the asset. Costs of repairs and maintenance are expensed as incurred. Depreciation of the Company's long-lived assets is computed using the straight-line method over the estimated useful lives of up to 40 years for buildings, 15 years for land improvements, five years for furniture, fixtures and equipment, and the shorter of the useful life or the remaining lease term for leasehold interests.
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
Below-Market Lease
The below-market lease intangible is based on the difference between the market rent and the contractual rent and is discounted to a present value using an interest rate reflecting the Company's assessment of the risk associated with the leases acquired (See Note 4 - Leases). Acquired lease intangible assets are amortized over the remaining lease term. The amortization of a below-market lease is recorded as an increase to rent expense on the Consolidated Statements of Operations and Comprehensive Loss.
Impairment of Long-Lived Assets
When circumstances indicate the carrying amount of a property may not be recoverable, the Company reviews the asset for impairment. This review is based on an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property’s use and eventual disposition. The estimates consider factors such as expected future operating income, market and other applicable trends and residual value, as well as the effects of demand, competition and other factors. If impairment exists, due to the inability to recover the carrying amount of a property, an impairment loss will be recorded to the extent that the carrying amount exceeds the estimated fair value of the property which results in an immediate negative

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

charge to net income. During the three months ended March 31, 2018 and March 31, 2017, the Company did not recognize any impairment losses.
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
If all the criteria are met, a long-lived asset held for sale is measured at the lower of its carrying amount or fair value less cost to sell, and the Company will cease recording depreciation. Any adjustment to the carrying amount is recorded as an impairment loss. The Company did not have any hotels that qualified as an asset held for sale at March 31, 2018.
Goodwill
The Company allocates goodwill to each reporting unit. For the Company’s purposes, each of its wholly-owned hotels is considered a reporting unit. The Company tests goodwill for impairment at least annually, or upon the occurrence of any "triggering events" if sooner. During the quarter ended March 31, 2018, the Company changed the date of its goodwill impairment testing from June 30 to March 31 of each year. The change was made to align the timing of the Company's annual goodwill impairment test with the determination of Estimated Per-Share NAV, each of which includes a fair value assessment of the Company's hotel properties. Upon the occurrence of any "triggering events," the Company is required to compare the fair value of each reporting unit to which goodwill has been allocated, to the carrying amount of such reporting unit including the allocation of goodwill. If the carrying amount of a reporting unit exceeds its fair value, the Company applies a one-step quantitative test and records the amount of goodwill impairment as the excess of the reporting unit's carrying amount over its fair value, not to exceed the total amount of goodwill allocated to such reporting unit.
During 2017, as a result of a business combination and consideration transferred in exchange for an in-place workforce, intellectual property and infrastructure assets in connection with the consummation of the transactions contemplated by the Framework Agreement, the Company recognized $31.6 million as goodwill (See Note 3 - Brookfield Investment). During 2017, the Company recorded impairments to goodwill of $17.2 million resulting in a goodwill balance of $14.4 million as of December 31, 2017. There was no change to the goodwill balance during the quarter ended March 31, 2018.
Cash and Cash Equivalents
Cash and cash equivalents include cash in bank accounts as well as investments in highly-liquid money market funds with original maturities of three months or less at purchase.
Restricted Cash
Restricted cash consists of amounts required under mortgage agreements for future capital improvements to owned assets, future interest and property tax payments and cash flow deposits while subject to mortgage agreement restrictions.
Deferred Financing Fees
Deferred financing fees represent commitment fees, legal fees and other costs associated with obtaining commitments for financing. These fees are amortized over the terms of the respective financing agreements using the effective interest method. Unamortized deferred financing fees are expensed in full when the associated debt is refinanced or repaid before maturity. Costs incurred in seeking financial transactions that do not close are expensed in the period in which it is determined that the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

financing will not be successful. Deferred financing fees are deducted from their related liabilities on the Company's Consolidated Balance Sheets.
Revenue Recognition
The Company's revenue is primarily from rooms, food and beverage, and other, and is disaggregated on the Company's Consolidated Statement of Operations and Comprehensive Loss.
Room sales are driven by a fixed fee charged to a hotel guest to stay at the hotel property for an agreed-upon period. A majority of the Company's room reservations are cancellable and the Company transfers promised goods and services to the hotel guest as of the date upon which the hotel guest occupies a room and at the same time earns and recognizes revenue. The Company offers advance purchase reservations that are paid for by the hotel guest in advance and the Company recognizes deferred revenue as a result of such reservations. The Company's obligation to the hotel guest is satisfied as of the date upon which the hotel guest occupies a room. The Company's room revenue accounted for 94.2% and 94.4% of the Company's total revenue for the quarters ended March 31, 2018 and 2017 respectively. Food, beverage, and other revenue are recognized at the point of sale on the date of the transaction as the hotel guest simultaneously obtains control of the good or service.
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
GAAP prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. The Company must determine whether it is "more-likely-than-not" that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon settlement in order to determine the amount of benefit to recognize in the financial statements. This accounting standard applies to all tax positions related to income taxes. As of March 31, 2018, the Company's tax years that remain subject to examination by major tax jurisdictions are 2014, 2015, 2016 and 2017.
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
The Company currently has outstanding restricted shares whose holders are entitled to participate in dividends when and if paid on shares of common stock. Holders of RSUs generally are credited with dividend or other distribution equivalents when

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

and if paid on shares of common stock. These dividends or other distribution equivalents will be regarded as having been reinvested in RSUs and will only be paid to the extent RSUs vest. To the extent the Company were to have distributions in the future, it would be required to calculate earnings per share using the two-class method with regard to restricted shares, whereby earnings or losses are reduced by distributed earnings as well as any available undistributed earnings allocable to holders of restricted shares.
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
Pursuant to the SPA with the Brookfield Investor, the Company may become obligated to issue additional Class C Units to the Brookfield Investor and this obligation is considered a contingent forward contract under Accounting Standards Codification section 480 - Distinguishing Liabilities from Equity, and accounted for as a liability. The fair value of the contingent forward liability was initially recognized at zero since the contingent forward contract was executed at fair market value. The Company has determined the value of the contingent forward liability was $1.3 million as of March 31, 2018 (See Note 12 - Commitments and Contingencies). The Company will measure the contingent forward liability on a recurring basis until the underlying Class C Units are issued and any changes in fair value will be recognized through earnings. At the time that the underlying Class C Units are issued, the corresponding liability will be extinguished.
Advertising Costs

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

The Company expenses advertising costs for hotel operations as incurred. These costs were $4.1 million for the three months ended March 31, 2018, and $4.2 million for the three months ended March 31, 2017.
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

	March 31, 2018	December 31, 2017
Trade receivables	$10,309	$9,638
Note receivable from sale of hotel	1,525	1,625
Allowance for doubtful accounts	(349)	(312)
Trade and Note receivables, net of allowance	$11,485	$10,951
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
Derivative Transactions
The Company at certain times enters into derivative instruments to hedge exposure to changes in interest rates. The Company’s derivatives as of March 31, 2018, consist of interest rate cap agreements which it believes will help to mitigate its exposure to increasing borrowing costs under floating rate indebtedness. The Company has elected not to designate its interest rate cap agreements as cash flow hedges. The impact of the interest rate caps for the three months ended March 31, 2018, was immaterial to the consolidated financial statements.
See disclosures above with respect to Class C Units and contingent forward liability. The contingent forward is considered a derivative transaction under GAAP.
Recently Issued Accounting Pronouncements
On January 1, 2018, the Company adopted the following accounting standards issued by the Financial Accounting Standards Board (FASB):
• ASC Topic 606, Revenue from Contracts with Customers
•ASU 2016-18, Statement of Cash Flows-Restricted Cash (Topic 230)
•ASU 2017-01, Business Combinations (Topic 805)
•ASU 2017-09 Compensation - Stock Compensation (Topic 718)
The impact of the adoption using modified retrospective approach of the ASC Topic 606 was immaterial to the consolidated financial statements and no adjustments to the prior-period consolidated financial statements were required.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

The impact of retrospective adoption of the ASU 2016-18 resulted in reclassification of prior-period restricted cash balances and activity in the statement of cash flows. The amounts included in restricted cash on the Company's consolidated balance sheet are now included with cash and cash equivalents on the statement of cash flows. These amounts totaled $44.8 million and $33.5 million as of March 31, 2018 and 2017, respectively. The adoption of this standard did not change the Company's balance sheet presentation.
There was no impact of the adoption of the ASU 2017-01 on the Company's consolidated financial statements.
The impact of the adoption of the ASU 2017-09 was immaterial to the Company's consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02 Leases ("ASU 2016-02"), which requires an entity to separate lease components from nonlease components in a contract. ASU 2016-02 provides more guidance on how to identify and separate components than did previous GAAP. ASU 2016-02 requires lessees to recognize assets and liabilities arising from operating leases on the balance sheet. This amendment has not fundamentally changed lessor accounting, however some changes have been made to align and conform to the lessee guidance. The standard requires a modified retrospective approach, with an option to use certain transition relief. The adoption of ASU 2016-02 becomes effective for the Company for the fiscal year beginning after December 15, 2018, and all subsequent annual and interim periods. Upon adoption, the Company will be required to recognize its operating leases, which are primarily comprised of one operating lease with respect to the Georgia Tech Hotel & Conference Center and nine ground leases, under which it is the lessee, as right of use assets and liabilities in the Consolidated Balance Sheet. Early adoption is permitted. The Company is still evaluating the impact this standard will have on its consolidated financial statements and related disclosures, and, other than the inclusion of right of use assets and related liabilities in the Company's Consolidated Balance Sheet, such effects have not yet been determined.

Note 3 - Brookfield Investment

The Redeemable Preferred Share
The Redeemable Preferred Share held by the Brookfield Investor has been classified as permanent equity on the Consolidated Balance Sheets.
The Redeemable Preferred Share ranks on parity with the Company’s common stock, with the same rights with respect to preferences, conversion and other rights, voting powers, restrictions, limitations as to dividends and other distributions, qualifications, terms and conditions of redemption and other terms and conditions as the Company’s common stock, with certain exceptions.
For so long as the Brookfield Investor holds the Redeemable Preferred Share, the Brookfield Investor has certain rights with respect to the election of members of the Company's board of directors and its committees, including the right to elect two Redeemable Preferred Directors to the Company’s board of directors and to approve two additional independent directors (each, an "Approved Independent Director") to be recommended and nominated by the Company's board of directors for election by the stockholders at each annual meeting. In addition, each committee of the Company's board of directors, subject to limited exceptions, must include at least one of the Redeemable Preferred Directors.
The holder of the Redeemable Preferred Share has certain rights in the event the OP fails to redeem Class C Units when required to do so, including the right to increase the size of the Company's board of directors by a number of directors that would result in the holder of the Redeemable Preferred Share being entitled to nominate and elect a majority of the Company's board of directors, subject to compliance with the provisions of the Company's charter requiring at least a majority of the Company's directors to be Independent Directors (as defined in the Company's charter).

Class C Units
As of March 31, 2018, the Class C Units are reflected on the Consolidated Balance Sheets at $154.8 million. The value of the Class C Units as of March 31, 2018, is derived by reducing the $160.0 million in gross proceeds by the $14.7 million in costs directly attributable to the issuance of Class C Units, including $6.0 million paid directly to Brookfield at the Initial Closing in the form of expense reimbursements and a commitment fee, and increased by $7.2 million in distributions payable

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

to holders of Class C Units in the form of additional Class C Units ("PIK Distributions"), and $2.3 million in the accretion of the carrying value to the liquidation preference through March 31, 2018.
The Class C Units have been classified as temporary equity due to the contingent redemption features described in more detail below. At the Initial Closing, the Class C Units were deemed to have a “beneficial conversion feature” under GAAP, and as a result, the Company recognized the beneficial conversion feature as a deemed dividend of $4.5 million, thereby reducing income available to common stockholders for purposes of calculating earnings per share.
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
Commencing on June 30, 2017, holders of Class C Units are also entitled to receive, with respect to each Class C Unit, a fixed, quarterly, cumulative PIK Distribution at a rate of 5% per annum ("PIK Distributions"). If the Company fails to redeem the Brookfield Investor when required to do so pursuant to the amendment and restatement of the OP's existing agreement of limited partnership (the "A&R LPA"), the 5% per annum PIK Distribution rate will increase to a per annum rate of 7.50%, and would further increase by 1.25% per annum for the next four quarterly periods thereafter, up to a maximum per annum rate of 12.5%.
The number of Class C Units delivered in respect of the PIK Distributions on any distribution payment date will be equal to the number obtained by dividing the amount of PIK Distribution by $14.75.
The Brookfield Investor is also entitled to receive tax distributions under certain limited circumstances.
For the three months ended March 31, 2018, the Company paid cash distributions of $2.8 million and PIK Distributions of 126,617.01 Class C Units to the Brookfield Investor, as the sole holder of the Class C Units.
Conversion Rights
The Class C Units are generally convertible into OP Units at any time at the option of the holder thereof at an initial conversion price of $14.75 (the "Conversion Price"). The Conversion Price is subject to anti-dilution and other adjustments upon the occurrence of certain events and transactions.
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

Mandatory Redemption
The Class C Units are generally subject to mandatory redemption at a premium to liquidation preference if the OP consummates any liquidation, sale of all or substantially all of the assets, dissolution or winding-up, whether voluntary or involuntary, sale, merger, reorganization, reclassification or recapitalization or other similar event (a “Fundamental Sale Transaction”) prior to March 31, 2022. The amount of the premium, which may be substantial, varies based on the timing of consummation of the Fundamental Sale Transaction.
Holder Redemptions
The holders of the Class C Units may redeem such Class C Units at any time on or after March 31, 2022 for a redemption price in cash equal to the liquidation preference and also have certain other redemption rights in connection the Company’s failure to maintain REIT status or material breaches of the A&R LPA.
Remedies Upon Failure to Redeem

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

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
The foregoing rights of the Special General Partner are in addition to the other rights described herein if the OP fails to redeem Class C Units when required to do so pursuant to the terms of the A&R LPA.
Company Redemption After Five Years
At any time and from time to time on or after March 31, 2022, the Company has the right to elect to redeem all or any part of the issued and outstanding Class C Units for an amount in cash equal to the liquidation preference.
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
Brookfield Approval Rights
The Articles Supplementary with respect to the Redeemable Preferred Share restrict the Company from taking certain actions without the prior approval of at least one of the Redeemable Preferred Directors, and the A&R LPA restricts the OP from taking certain actions without the prior approval of the majority of the then outstanding Class C Units.
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

Note 4 - Leases
In connection with its acquisitions the Company has assumed various lease agreements. These lease agreements primarily comprise one operating lease with respect to the Georgia Tech Hotel & Conference Center and nine ground leases which are also classified as operating leases. The following table summarizes the Company's future minimum rental commitments under these leases (in thousands):

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

	Minimum Rental Commitments	Amortization of Above and Below Market Lease Intangibles to Rent Expense

For the nine months ending December 31, 2018	$3,913	$100
Year ending December 31, 2019	5,227	398
Year ending December 31, 2020	5,265	398
Year ending December 31, 2021	5,271	398
Year ending December 31, 2022	5,292	398
Thereafter	76,451	7,438
Total	$101,419	$9,130

The Company has allocated values to certain above and below-market lease intangibles based on the difference between market rents and rental commitments under the leases. During the three months ended March 31, 2018 and March 31, 2017, amortization of below-market lease intangibles, net, to rent expense was $0.1 million and $0.1 million, respectively. Rent expense for the three months ended March 31, 2018 and March 31, 2017 was $1.6 million and $1.5 million, respectively.

Note 5 - Mortgage Notes Payable
The Company’s mortgage notes payable as of March 31, 2018 and December 31, 2017 consist of the following, respectively (in thousands):

	Outstanding Mortgage Notes Payable
Encumbered Properties	March 31, 2018	December 31, 2017	Interest Rate	Payment	Maturity
Baltimore Courtyard & Providence Courtyard	$45,500	$45,500	4.30%	Interest Only, Principal paid at Maturity	April 2019
Hilton Garden Inn Blacksburg Joint Venture	10,500	10,500	4.31%	Interest Only, Principal paid at Maturity	June 2020
87-Pack Mortgage Loan - 87 properties in Grace Portfolio	805,000	805,000	One-month LIBOR plus 2.56%	Interest Only, Principal paid at Maturity	May 2019, subject to three, one year extension rights
87-Pack Mezzanine Loan - 87 properties in Grace Portfolio	110,000	110,000	One-month LIBOR plus 6.50%	Interest Only, Principal paid at Maturity	May 2019, subject to three, one year extension rights
Additional Grace Mortgage Loan - 20 properties in Grace Portfolio and one additional property	232,000	232,000	4.96%	Interest Only, Principal paid at Maturity	October 2020
Term Loan - 28 properties	310,000	310,000	One-month LIBOR plus 3.00%	Interest Only, Principal paid at Maturity	May 2019, subject to three, one year extension rights
Total Mortgage Notes Payable	$1,513,000	$1,513,000
Less: Deferred Financing Fees, Net	$14,357	$17,223
Total Mortgage Notes Payable, Net	$1,498,643	$1,495,777

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

Interest expense related to the Company's mortgage notes payable for the three months ended March 31, 2018 and for the three months ended March 31, 2017, was $17.6 million and $15.7 million, respectively.
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
87-Pack Loans
A total of 87 of the Company’s hotels, all of which were originally acquired in February 2015 as part of a portfolio currently comprising 111 hotel properties (the “Grace Portfolio”), have been financed pursuant to a mortgage loan agreement (the “87-Pack Mortgage Loan”) and a mezzanine loan agreement (the “87-Pack Mezzanine Loan” and, collectively with the 87-Pack Mortgage Loan, the “87-Pack Loans”), with an aggregate principal balance of $915.0 million. The principal amount of the 87-Pack Mortgage Loan is $805.0 million and the 87-Pack Mortgage Loan is secured by the 87 Company hotel properties (each, a “87-Pack Collateral Property”). The principal amount of the 87-Pack Mezzanine Loan is $110.0 million and the 87-Pack Mezzanine Loan is secured by the ownership interest in the entities which own the 87-Pack Collateral Properties and the related operating lessees.
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
The 87-Pack Loans also provides for certain amounts to be deposited into reserve accounts, including with respect to a portion of the costs associated with the PIPs required pursuant to any franchise agreement related to any 87-Pack Collateral Properties.
For the term of the 87-Pack Loans, the Company and the OP are required to maintain, on a consolidated basis, a net worth of $250.0 million (excluding accumulated depreciation and amortization). As of March 31, 2018, the Company was in compliance with this financial covenant.
Additional Grace Mortgage Loan
A portion of the purchase price of the Grace Portfolio was financed through additional mortgage financing which loan was refinanced during October 2015 (the “Additional Grace Mortgage Loan”). The Additional Grace Mortgage Loan carries a fixed annual interest rate of 4.96% per annum with a maturity date on October 6, 2020. Pursuant to the Additional Grace Mortgage Loan, the Company agreed to make periodic payments into an escrow account for the property improvement plans required by the franchisors. The Additional Grace Mortgage Loan includes the following financial covenants: minimum consolidated net worth and minimum consolidated liquidity. As of March 31, 2018, the Company was in compliance with these financial covenants.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

Term Loan
On April 27, 2017, the Company and the OP, as guarantors, and certain wholly-owned subsidiaries of the OP, as borrowers, entered into a Second Amended and Restated Term Loan Agreement (the “Term Loan”) in an aggregate principal amount of $310.0 million. The Term Loan is collateralized by 28 of the Company’s hotel properties (each, a “Term Loan Collateral Property”).
The Term Loan matures on May 1, 2019, subject to three one-year extension rights which, if all three extension rights are exercised, would result in an outside maturity date of May 1, 2022. The Term Loan is prepayable in whole or in part at any time, subject to payment of (i) LIBOR breakage, if any, and (ii) except for the first $99.1 million pay-down of the loan balance, certain fees applicable prior to May 1, 2018.
The Term Loan requires monthly interest payments at a variable rate of one-month LIBOR plus 3.00%. Pursuant to an interest rate cap agreement, the LIBOR portions of the interest rates due under the Term Loan is capped at 4.00% during the initial term, and a rate based on a debt service coverage ratio during any extension term.
In connection with a sale or disposition to a third party of an individual Term Loan Collateral Property, such Term Loan Collateral Property may be released from the Term Loan, subject to certain conditions and limitations, by prepayment of a portion of the Term Loan at a release price calculated in accordance with the terms of the Term Loan.
The Term Loan also provides for certain amounts to be deposited into reserve accounts, including with respect to all costs associated with the PIPs required pursuant to any franchise agreement related to any Term Loan Collateral Property.
For the term of the Term Loan, the Company and the OP are required to maintain, on a consolidated basis, a net worth of $250.0 million (excluding accumulated depreciation and amortization). As of March 31, 2018, the Company was in compliance with this financial covenant.

Note 6 - Promissory Notes Payable
Note Payable to Former Property Manager
As part of the consideration for the Property Management Transactions, the Company and the OP agreed pursuant to the Framework Agreement to make certain cash payments to the Former Property Manager, which agreement is classified under GAAP as a short-term note payable with the Former Property Manager. The note payable which was non-interest bearing and required twelve monthly installments of $333,333.33, was repaid in full during March 2018. See Note 13 - Related Party Transactions and Arrangements for additional information.

Note 7 - Mandatorily Redeemable Preferred Securities
In February 2015, a portion of the contract purchase price for the Grace Portfolio was satisfied by the issuance to the sellers of the Grace Portfolio of approximately $447.1 million of liquidation value of preferred equity interests (the "Grace Preferred Equity Interests") in two newly-formed Delaware limited liability companies, HIT Portfolio I Holdco, LLC and HIT Portfolio II Holdco, LLC (together, the "Holdco entities"). Each of the Holdco entities is an indirect subsidiary of the Company and an indirect owner of the 111 hotels currently comprising the Grace Portfolio. The two Holdco entities correspond, respectively, to the pool of hotels encumbered by the 87-Pack Loan (plus four additional otherwise unencumbered hotels) and the pool of hotels encumbered by the Additional Grace Mortgage Loan.
The holders of the Grace Preferred Equity Interests were entitled to monthly distributions at a rate of 7.50% per annum for the first 18 months following closing, through August 2016, and are entitled to 8.00% per annum thereafter. The Company was required to reduce the liquidation value of the Grace Preferred Equity Interest to 50.0% of the $447.1 million originally issued by February 27, 2018, and is required to redeem the Grace Preferred Equity Interests in full by February 27, 2019. Beginning in April 2015, the Company became obligated to use 35% of any IPO and other equity issuance proceeds to redeem the Grace Preferred Equity Interests at par, up to a maximum of $350.0 million in redemptions for any 12-month period. Accordingly, the Company has used a portion of the proceeds from its prior equity issuances to redeem a portion of the Grace Preferred Equity Interests.
On February 27, 2018, the Company used $10.6 million of proceeds from the Second Closing to reduce the liquidation value of the Grace Preferred Equity Interests to $223.5 million, and thereby satisfied its obligation to redeem 50.0% of the Grace Preferred Equity Interests originally issued by such date. Later within the quarter ended March 31, 2018, the Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

also used $3.8 million of proceeds from the sale of one of its hotels to further reduce the liquidation value of the Grace Preferred Equity Interests to $219.7 million as of March 31, 2018.
In connection with a sale or disposition of an individual property in the Grace Portfolio, the holders of the Grace Preferred Equity Interests are entitled to prepayment of a portion of the Grace Preferred Equity Interests at a release price calculated in accordance with the terms of the Grace Preferred Equity Interests. The Company is also required, in certain circumstances, to apply debt proceeds from the Grace Portfolio to redeem the Grace Preferred Equity Interests at par. In addition, the Company has the right, at its option, to redeem the Grace Preferred Equity Interests, in whole or in part, at any time at par. In the event of liquidation of the Holdco entities, the holders of the Grace Preferred Equity Interests would be entitled to receive their original value (as reduced by redemptions) prior to any distributions being made to the Company or the Company's stockholders. The holders of the Grace Preferred Equity Interests have certain consent rights over major actions by the Company relating to the Grace Portfolio. In connection with the issuance of the Grace Preferred Equity Interests, the Company and the OP have made certain guarantees and indemnities to the sellers and their affiliates or indemnifying the sellers and their affiliates related to the Grace Portfolio. If the Company is unable to satisfy the redemption, distribution or other requirements of the Grace Preferred Equity Interests (including if there is a default under the related guarantees provided by the Company and the OP), the holders of the Grace Preferred Equity Interests have certain rights, including the ability to assume control of the operations of the Grace Portfolio through the assumption of control of the Holdco entities. Due to the fact that the Grace Preferred Equity Interests are mandatorily redeemable and certain of their other characteristics, the Grace Preferred Equity Interests are treated as debt in accordance with GAAP.

Note 8 - Accounts Payable and Accrued Expenses
The following is a summary of the components of accounts payable and accrued expenses (in thousands):

	March 31, 2018	December 31, 2017
Trade accounts payable	$24,497	$24,261
Accrued expenses	44,249	43,191
Total	$68,746	$67,452

Note 9 - Common Stock

The Company had 39,505,742 shares of common stock outstanding as of each of March 31, 2018 and December 31, 2017.
Common Stock Issuances
At the Initial Closing the Company issued 279,329 shares of the Company’s common stock to the Former Property Manager, and converted all 524,956 Class B Units held by the Former Advisor into 524,956 OP Units, and, immediately following such conversion, redeemed such 524,956 OP Units for 524,956 shares of the Company’s common stock.

The Company determined the fair value on the date of the above issuance of the Company's common stock to be $14.59 per share. The Company determined this value by utilizing income and market based approaches further adjusted for fair value of debt and the Class C Units, and applied a discount for lack of marketability. As part of the process, the Company made the determination after consulting with a nationally recognized third party advisor.
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
Share Repurchase Program
The Company’s board of directors adopted a share repurchase program (“SRP”) in connection with the IPO that enabled the Company’s stockholders to sell their shares back to the Company after having held them for at least one year, subject to significant conditions and limitations. In connection with the Company’s entry into the SPA, the Company's board of directors suspended the SRP effective as of January 23, 2017. In connection with the Initial Closing, the Company's board of directors terminated the SRP, effective as of April 30, 2017. The Company did not make any repurchases of common stock pursuant to the SRP or otherwise during the year ended December 31, 2017, except pursuant to the tender offer which the Company commenced in October 2017, as described below.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

Note 10 - Share-Based Payments

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
Restricted Share Awards
A summary of the Company's restricted share awards for the three months ended March 31, 2018 is presented below.

	Number of Shares	Weighted Average Grant Date Fair Value (per share)	Aggregate Intrinsic Value (in thousands)
Non-vested December 31, 2017	7,576	$14.59	$111
Granted	—	$—	$—
Vested	7,576	$14.59	$111
Forfeitures	—	$—	$—
Non-vested March 31, 2018	—	$—	$—
Prior to the Initial Closing, the Company made annual restricted share awards to its independent directors that vested annually over a five-year period following the date of grant, subject to continued service. In connection with the Initial Closing, the Company implemented a new director compensation program. Following the Initial Closing and pursuant to a compensation payment agreement, restricted share awards are generally made to an affiliate of the Brookfield Investor in respect of the Redeemable Preferred Directors’ service on the board of directors and vest on the earlier of the first anniversary of the date of grant or the date of the next annual meeting of the board of directors following the date of grant, subject to the continued service of the applicable Redeemable Preferred Director. As of March 31, 2018, the Company anticipates that all unvested restricted share awards will vest in accordance with their terms.
The compensation expense related to restricted shares for the three months ended March 31, 2018 was less than $0.1 million. As of March 31, 2018, there was no remaining unrecognized compensation expense.
RSU Awards
A summary of the Company's RSU awards for the three months ended March 31, 2018 is presented below:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

	Number of Shares	Weighted Average Grant Date Fair Value (per share)	Aggregate Intrinsic Value (in thousands)
Non-vested December 31, 2017	99,840	$15.04	$1,502
Granted	261,289	$14.18	$3,705
Vested	8,109	$15.11	$123
Forfeited	—	$—	$—
Non-vested March 31, 2018	353,020	$14.40	$5,084
RSU awards to the Company’s executive officers and other employees generally vest annually over a four-year vesting period following the date of grant, subject to continued service. RSU awards to directors other than Redeemable Preferred Directors vest on the earlier of the first anniversary of the date of grant or the date of the next annual meeting of the board of directors following the date of grant, subject to the continued service of the applicable director. In addition, during 2017, certain RSU awards to directors other than Redeemable Preferred Directors were issued in connection with the simultaneous forfeiture of an equal number of restricted shares. These RSU awards have the same vesting terms as the restricted shares which were forfeited (i.e., annually over a five-year period following the date of grant of the original restricted share award). Vested RSUs may only be settled in shares of common stock and such settlement generally will be on the earliest of (i) in the calendar year in which the third anniversary of each applicable vesting date occurs, (ii) termination of the recipient’s services to the Company and (iii) a change in control event. As of March 31, 2018, the Company anticipates that all unvested RSUs will vest in accordance with their terms.
The compensation expense related to RSUs for the three months ended March 31, 2018 was approximately $0.3 million. As of March 31, 2018, there was $4.5 million of unrecognized compensation expense remaining.
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

	March 31, 2018
	Carrying Amount	Fair Value
Mortgage notes payable	$1,513,000	$1,510,612
Mandatorily redeemable preferred securities	219,746	210,530
Contingent forward liability(1)	$1,302	$1,302
Total	$1,734,048	$1,722,444
______________
(1) See Note 12 - Commitments and Contingencies
The fair value of the mortgage notes payable and mandatorily redeemable preferred securities were determined using the discounted cash flow method and applying current market rates and is classified as level 3 under the fair value hierarchy. Market rates take into consideration general market conditions and maturity.
The contingent forward liability represents the fair value of the Company's obligation to issue Class C Units to the Brookfield Investor in the future (See Note 12 - Commitments and Contingencies), and is estimated by using option pricing analysis and discounting the estimated value of Class C Units to account for uncertainty and lack of marketability. The contingent forward liability is classified as level 3 under the fair value hierarchy.
Note 12 - Commitments and Contingencies
Litigation
In the ordinary course of business, the Company may become subject to litigation, claims and regulatory matters. There are no material legal or regulatory proceedings pending or known to be contemplated against the Company at the date of this filing, other than as set forth below.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

In February 2018, a stockholder of the Company, Tom Milliken, filed a derivative complaint (the “Complaint”) on behalf of the Company and against the Company, as well as the Former Advisor, the Former Property Manager, various affiliates of those entities (together, the “Former Advisor Defendants”), and certain current and former directors and officers of the Company (the “Director Defendants”).  The Complaint was filed in the District Court for the Southern District of New York on February 26, 2018.  The Complaint alleges, among other things, that the Former Advisor and the Director Defendants breached their fiduciary duties to the Company and its stockholders by putting their own interests above those of the Company, which breach was aided and abetted by certain of the Former Advisor Defendants. The Complaint also asserts claims of breach of contract against the Director Defendants, corporate waste against the Former Advisor and certain of the Director Defendants, and unjust enrichment against certain of the Director Defendants and Former Advisor Defendants. The Company had been investigating the above claims and others made by the stockholder since receipt of a shareholder demand letter from Mr. Milliken's attorneys in July 2017 and a supplemental demand letter in December 2017. In March 2018, the Company received a new demand letter from a different stockholder making substantially similar claims to those contemplated by the Complaint. The claims made in the Complaint and the new demand letter do not seek recovery of losses from or damages against the Company, but instead allege that the Company has sustained damages as a result of actions by the Former Advisor Defendants and the Director Defendants, and therefore no accrual of any potential liability was necessary as of March 31, 2018, other than for incurred out-of-pocket legal fees and expenses. The Company has consulted with its outside legal counsel and established a special litigation committee of its board of directors, which is evaluating the next steps that will be taken.
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
Contingent Forward Liability
Pursuant to the SPA with the Brookfield Investor, the Company may become obligated to issue additional Class C Units to the Brookfield Investor and this obligation is considered a contingent forward contract under Accounting Standards Codification section 480 - Distinguishing Liabilities from Equity, and accounted for as a liability. The fair value of the contingent forward liability was initially recognized at zero since the contingent forward contract was executed at fair market value. The Company has determined the fair value of the contingent forward liability was $1.3 million as of March 31, 2018. The Company will measure the contingent forward liability on a recurring basis until the Company is no longer obligated to issue additional Class C Units and any changes in fair value will be recognized through earnings. At the time that the Company is no longer obligated to issue additional Class C Units, the corresponding liability will be extinguished.

Note 13 - Related Party Transactions and Arrangements
Relationships with the Brookfield Investor and its Affiliates

As described in Note 3 - Brookfield Investment, on January 12, 2017, the Company and the OP entered into the SPA and the Framework Agreement. On March 31, 2017, the Initial Closing occurred and a variety of transactions contemplated by the SPA and the Framework Agreement were consummated, including the issuance and sale of the Redeemable Preferred Share and 9,152,542.37 Class C Units and the execution or taking of various agreements and actions required to effectuate the Company's transition to self-management. On February 27, 2018, the Second Closing occurred, pursuant to which the Company sold 1,694,915.25 additional Class C Units to the Brookfield Investor, for a purchase price of $14.75 per Class C Unit, or $25.0 million in the aggregate. Holders of Class C Units are entitled to receive, with respect to each Class C Unit, fixed, quarterly cumulative cash distributions at a rate of 7.50% per annum from legally available funds. Holders of Class C Units are also entitled to receive, with respect to each Class C Unit, fixed, quarterly, cumulative PIK Distributions payable in Class C Units at a rate of 5% per annum. For the three months ended March 31, 2018, the Company paid cash distributions of $2.8 million and PIK Distributions of 126,617.01 Class C Units to the Brookfield Investor, as the sole holder of the Class C Units.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

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
Relationships with AR Capital, AR Global and their Affiliates

As of March 31, 2017, the Former Advisor, the Former Property Manager and Crestline were under common control with AR Capital, LLC (“AR Capital”) and AR Global Investments, LLC (“AR Global”), the successor to certain of AR Capital's businesses. AR Capital is the parent company of the Company’s former sponsor, American Realty Capital IX, LLC. Following the sale of AR Global’s membership interest in Crestline in April 2017, Crestline is no longer under common control with AR Global and AR Capital.

At the Initial Closing, the Company terminated the Advisory Agreement and entered into a transition services agreement with the Former Advisor. In the second quarter of 2017, the transition services agreement with the Former Advisor expired by its terms.

During the three months ended March 31, 2017, the Company incurred $4.6 million in asset management fees and $0.9 million in general and administrative expense reimbursements charged by and due to the Former Advisor, and $2.0 million in property management fees to the Former Property Manager. As all of the Company's arrangements with the Former Advisor and the Former Property Manager (as described in more detail below) have been terminated, there were no fees or reimbursements to these parties incurred by the Company during the three months ended March 31, 2018. Except for the short-term note payable due to the Former Property Manager described below which was repaid in full during March 2018, there were no fees or reimbursements payable due to the Former Advisor and its affiliates as of March 31, 2018 and December 31, 2017, respectively.

Property Management Transactions
At the Initial Closing, as contemplated by and pursuant to the Framework Agreement, the Company entered into a series of amendments, assignments and terminations with respect to its then existing property management arrangements (collectively, the "Property Management Transactions"), the primary effect of which was to terminate the Former Property Manager as the Company's property manager, and enter into direct property management agreements with the Company's then existing sub-managers, which included Crestline.
As consideration for the Property Management Transactions, the Company and the OP:

•	paid a one-time cash amount equal to $10.0 million to the Former Property Manager;

•
made a monthly cash payment in the amount of $333,333.33, $4.0 million in the aggregate, to the Former Property Manager on the 15th day of each month for the 12 months following the Initial Closing (See Note 6 - Promissory Notes Payable), all of which have been completed as of March 31, 2018;

•
issued 279,329 shares of the Company's common stock to the Former Property Manager, for which the fair value on the date of grant has been determined to be $14.59 per share (See Note 9 - Common Stock);

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

The foregoing consideration aggregated to $31.6 million and was recorded as goodwill on the Company’s Consolidated Balance Sheets. During 2017, the Company recorded impairments to the goodwill (See Note 2 - Summary of Significant Accounting Policies).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

Note 14 - Economic Dependency
Prior to the Initial Closing, the Company was dependent on the Former Advisor and its affiliates. Going forward, the Company intends to continue pursuing its investment strategies, subject to the Brookfield Approval Rights. The Company expects to generate additional liquidity through the sale of Class C Units to the Brookfield Investor at Subsequent Closings (See Note 3 - Brookfield Investment). As a result of these relationships, the Company is dependent upon the Brookfield Investor and its affiliates.
Note 15 - Sale of Hotels

During the quarter ended March 31, 2018, the Company completed the sale of one hotel for a sales price of $5.7 million, resulting in a net loss of approximately $0.1 million, which is reflected in other income (expense) on the Company’s Consolidated Statement of Operations and Comprehensive Loss. The Company used the proceeds from the sale of the hotel to redeem $3.8 million in Grace Preferred Equity Interests in accordance with their terms and for other general corporate purposes.

No hotels were sold during the quarter ended March 31, 2017.

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
The following are some of the risks and uncertainties, although not all risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•
We have entered into agreements with Brookfield Strategic Real Estate Partners II Hospitality REIT II LLC (the “Brookfield Investor”), pursuant to which, among other things, the Brookfield Investor has purchased $160.0 million in units of a class of limited partner interests in our operating partnership entitled "Class C Units" (the “Class C Units”), and the Brookfield Investor has agreed to purchase additional Class C Units in an aggregate amount of up to $240.0 million at subsequent closings (“Subsequent Closings”). We may require funds, which may not be available on favorable terms or at all, in addition to our operating cash flow, cash on hand and the proceeds that may be available from sales of Class C Units at Subsequent Closings, which are subject to conditions, to meet our capital requirements.

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

•
We have terminated our advisory agreement with our former advisor, American Realty Capital Hospitality Advisors, LLC (the “Former Advisor”), and other agreements with its affiliates as part of our transition from external management to self-management. As part of this transition, our business may be disrupted and we may become exposed to risks to which we have not historically been exposed.

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

•
We depend on our operating partnership and its subsidiaries for cash flow and are effectively structurally subordinated in right of payment to their obligations, which include distribution and redemption obligations to holders of Class C Units and the preferred equity interests issued by two of our subsidiaries that indirectly own 111 of our hotels (the “Grace Preferred Equity Interests”).

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

Overview
We were incorporated on July 25, 2013 as a Maryland corporation and qualified as a REIT beginning with the taxable year ended December 31, 2014. We were formed primarily to acquire lodging properties in the midscale limited service, extended stay, select service, upscale select service, and upper upscale full service segments within the hospitality sector. As of March 31, 2018, we had acquired or had an interest in a total of 144 hotels with a total of 17,316 guest rooms located in 33 states. As of March 31, 2018, all but one of our hotels operated under a franchise or license agreement with a national brand owned by one of Hilton Worldwide, Inc., Marriott International, Inc., Hyatt Hotels Corporation and Intercontinental Hotels Group or one of their respective subsidiaries or affiliates.

As of March 31, 2018, following the Initial Closing, 79 of the hotel assets we have acquired were managed by Crestline and 65 of the hotel assets we have acquired were managed by other property managers. As of March 31, 2018, our other property managers were Hampton Inns Management LLC and Homewood Suites Management LLC, affiliates of Hilton Worldwide Holdings Inc. (38 hotels), InnVentures IVI, LP (2 hotels), McKibbon Hotel Management, Inc. (21 hotels) and Larry Blumberg & Associates, Inc. (4 hotels).

Following the suspension of our initial public offering (the “IPO” or the “Offering”) in 2015, our primary business objective has been a focus on meeting our capital requirements and on maximizing the value of our existing portfolio by continuing to invest in our hotels primarily through brand-mandated property improvement plans (“PIPs”), and through intensive asset management. In connection with our entry into the SPA (as defined below), we suspended paying distributions to our stockholders entirely and suspended our Distribution Reinvestment Program (the “DRIP”). Currently, under the Brookfield Approval Rights (as defined below), prior approval is required before we can declare or pay any distributions or dividends to our common stockholders, except for cash distributions equal to or less than $0.525 per annum per share.
On April 23, 2018, our board of directors approved an updated estimated net asset value per share of common stock ("Estimated Per-Share NAV") equal to $13.87 based on an estimated fair value of our assets less the estimated fair value of our liabilities, divided by 39,505,742 shares of common stock outstanding on a fully diluted basis as of December 31, 2017. We anticipate that we will publish an updated Estimated Per-Share NAV on at least an annual basis.

On January 7, 2017, the third anniversary of the commencement of our IPO, the IPO terminated in accordance with its terms.

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
Without obtaining the prior approval of the majority of the then outstanding Class C Units and/or at least one of the two directors elected to our board of directors by the Brookfield Investor pursuant to its rights as the holder of the Redeemable Preferred Share, we are restricted from taking certain operational and governance actions. These restrictions (collectively referred to herein as the “Brookfield Approval Rights”) are subject to certain exceptions and conditions.
The SPA also contains certain standstill and voting restrictions applicable to the Brookfield Investor and certain of its affiliates.
Substantially all of our business is conducted through the OP. Prior to the Initial Closing, we were the sole general partner and held substantially all of the units of limited partner interest in the OP entitled “OP Units” ("OP Units"). The Brookfield Investor holds all the issued and outstanding Class C Units which rank senior in payment of distributions and in the distribution of assets to the OP Units held by us, and BSREP II Hospitality II Special GP, OP LLC (the “Special General Partner”), an affiliate of the Brookfield Investor, is the special general partner of the OP, with certain non-economic rights that apply if we fail to redeem the Class C Units when required to do so, including the ability to commence selling the OP's assets until the Class C Units have been fully redeemed. As of March 31, 2018, the total liquidation preference of the issued and outstanding Class C Units was $167.1 million.
Our customers fall into three broad groups: transient business, group business and contract business. Transient business broadly represents individual business or leisure travelers. Business travelers make up the majority of transient demand at our hotels.

Our revenues are comprised of rooms revenue, food and beverage revenue and other revenue which accounted for approximately 94.2%, 3.5%, and 2.3%, respectively, of our total revenues as of March 31, 2018. Hotel operating expenses (which exclude acquisition and transaction costs, general and administrative, depreciation and amortization and impairment of goodwill and long-lived assets) represent approximately 76.8% of our total operating expenses as of March 31, 2018.

Critical Accounting Policies and Estimates
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
Prior to January 1, 2018, the Company's acquisitions of hotel properties were accounted for as acquisitions of existing businesses, and all transaction costs associated with the acquisitions, were expensed as incurred. Beginning January 1, 2018, our acquisitions of hotel properties are expected to be accounted for as acquisitions of groups of assets, however the determination will be made on a transaction-by-transaction basis. If we conclude that an acquisition will be accounted for as a group of assets, the costs associated with the acquisition will be capitalized as part of the assets acquired. Investments in real estate that are not considered to be business combinations under GAAP are recorded at cost. Improvements and replacements are capitalized when they extend the useful life of the asset. Costs of repairs and maintenance are expensed as incurred. Depreciation of our assets is computed using the straight-line method over the estimated useful lives of up to 40 years for buildings, 15 years for land improvements, five years for furniture, fixtures and equipment, and the shorter of the useful life or the remaining lease term for leasehold interests.
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
Impairment of Long-Lived Assets
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
Revenue Recognition
The Company's revenue is primarily from rooms, food and beverage, and other, and is disaggregated on the Company's Consolidated Statement of Operations and Comprehensive Loss.
Room sales are driven by fixed fee charged to a hotel guest to stay at the hotel property for an agreed-upon period. A majority of the Company's room reservations are cancellable and the Company transfers promised goods and services to the hotel guest as of the date upon which the hotel guest occupies a room and at the same time earns and recognizes revenue. The Company offers advance purchase reservations that are paid for by the hotel guest in advance and the Company recognizes deferred revenue as a result of such reservations. The Company's obligation to the hotel guest is satisfied as of the date upon which the hotel guest occupies a room. The Company's room revenue accounted for 94.2% and 94.4% of the Company's total revenue for the quarters ended March 31, 2018 and 2017, respectively. Food, beverage, and other revenue are recognized at the point of sale on the date of the transaction as the hotel guest simultaneously obtains control of the good or service.
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
Pursuant to the SPA with the Brookfield Investor, we may become obligated to issue additional Class C Units to the Brookfield Investor and this obligation is considered a contingent forward contract under Accounting Standards Codification section 480 - Distinguishing Liabilities from Equity and accounted for as a liability. The fair value of the contingent forward liability was initially recognized at zero since the contingent forward contract was executed at fair market value. We determined the value of the contingent forward liability was $1.3 million as of March 31, 2018 (See Note 12 - Commitments and Contingencies).  We will measure the contingent forward liability on a recurring basis until the underlying Class C Units are issued and any changes in fair value will be recognized through earnings. At the time that the underlying Class C Units are issued, the corresponding liability will be extinguished.

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

Results of Operations
Prior to the suspension of our IPO in November 2015, we depended, and expected to continue to depend, in substantial part on proceeds from our IPO to meet our major capital requirements. Following the suspension of our IPO in 2015, our primary business objective has been meeting our capital requirements and maximizing the value of our existing portfolio by continuing to invest in our hotels primarily through brand-mandated property improvement plans (“PIPs”), and through intensive asset management. Because we required funds in addition to operating cash flow and cash on hand to meet our capital requirements, we undertook and evaluated a variety of transactions to generate additional liquidity to address our capital requirements, including changing our distribution policy, extending certain of our obligations under PIPs, extending obligations to pay contingent consideration, marketing and selling assets and seeking debt or equity financing transactions. In January 2017, we entered into the SPA and the Framework Agreement, and the consummation of the transactions contemplated by these agreements has generated, and is expected to continue to generate, additional liquidity through the sale of Class C Units to the Brookfield Investor at the Initial Closing, the Second Closing and at other Subsequent Closings, as well as cost savings realized as part of our transition to self-management through reduced property management fees and the elimination of external asset management fees to the Former Advisor (offset by expenses previously borne by the Former Advisor that are now incurred directly by us as a self-managed company). The Subsequent Closings are subject to conditions, and may not be completed on their current terms, or at all, and the cost savings from our transition to self-management may not be realized to the extent we are anticipating, or at all.
While receipt of all the proceeds from our sale of Class C Units at the Initial Closing, the Second Closing and Subsequent Closings would provide the liquidity needed to satisfy certain of our liquidity and capital requirements, including our obligation to redeem all issued and outstanding Grace Preferred Equity Interests ($219.7 million as of March 31, 2018) by February 27, 2019 and certain of our PIP obligations, these amounts may not be sufficient to satisfy all of our capital requirements. We may need to seek additional debt or equity financing consisting of common stock, preferred stock or warrants, or any combination thereof to meet our capital requirements, which may not be available on favorable terms or at all, and may only be obtained subject to the Brookfield Approval Rights.
Any transactions we undertake in the future to generate additional liquidity could continue to have an effect on our results of operations. Further asset sales and the deferral of PIP obligations, if completed, could adversely impact our operating results.
PIP renovation work has adversely impacted our operating results due to the disruptions to the operations of the hotels being renovated. We are currently undertaking an approximately $350 million PIP program across a significant portion of our portfolio. We expect to complete our PIP program over the next two to three years. Accordingly, we have significant PIP renovation work that we will be required to make during 2018 and in future years which will also adversely impact our operating results while renovation work is ongoing. We anticipate that as we complete PIP renovations, our RevPAR at the renovated hotels will increase for a period of time (generally one to two years) and then moderate as the hotel stabilizes. We also anticipate that the hotels in our portfolio that are scheduled for PIP renovations in the future but have not yet been renovated will experience decreases in RevPAR growth and could experience RevPAR declines until they are renovated.

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

Our results of operations have in the past, and may continue to be, impacted by our acquisition activity. Our hotel portfolio has been acquired through a series of portfolio purchases, as shown in the table below.

Acquisition Date	Portfolio	Number of Hotels	Purchase Price(1)
March 2014	Barceló Portfolio	6	$110.1 million
February 2015	Grace Portfolio	116(2)	$1.8 billion
October 2015	First Summit Portfolio	10	$150.1 million
November 2015	First Noble Portfolio	2	$48.6 million
December 2015	Second Noble Portfolio	2	$59.0 million
February 2016	Third Summit Portfolio	6	$108.3 million
April 2017	Second Summit Portfolio	7	$66.5 million
(1) Exclusive of closing costs
(2) Since the acquisition date, five hotels have been sold reducing the size of this portfolio to 111 properties.

During December 2015 and January 2016, we terminated our obligation to acquire 24 hotels, and as a result forfeited an aggregate of $41.1 million in non-refundable deposits.

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

Comparison of the Three Months Ended March 31, 2018 to the Three Months Ended March 31, 2017
Room revenues for the portfolio were $131.8 million for the three months ended March 31, 2018, compared to room revenues of $135.6 million for the three months ended March 31, 2017. The decrease in room revenues was driven by lower occupancy primarily as a result of an aggregate of 32 hotels under renovation pursuant to the Company's PIP program during the quarter ended March 31, 2018 (at which there were approximately 2,000 nights during the period when a room could not be used due to ongoing renovations), compared to six hotels under renovation during the quarter ended March 31, 2017 (at which there were approximately 500 nights during the period when a room could not be used due to ongoing renovations). This decline was offset in part by an increase in ADR and by the impact of the acquisition of seven hotels in April 2017.
The following table presents actual operating information of the hotels in our portfolio for the periods in which we have owned them.

	Three Months Ended
Total Portfolio	March 31, 2018	March 31, 2017
Number of rooms	17,316	17,194
Occ	68.5%	72.7%
ADR	$123.74	$122.33
RevPAR	$84.78	$88.89

Our results of operations include the hotels we own beginning on the date of each hotel's acquisition and the hotels that we have sold through the date of disposition. The following table presents pro-forma operating information of the hotels in our portfolio as if we had owned each hotel in our portfolio as of March 31, 2018, for the full periods presented.

	Three Months Ended
Pro-forma (144 hotels)	March 31, 2018	March 31, 2017
Number of rooms	17,316	17,316
Occ	68.8%	73.1%
ADR	$124.03	$122.57
RevPAR	$85.29	$89.65
RevPAR change	(4.9)%

The information in the table below presents pro-forma operating information for only the hotels that we classify as not under renovation as of March 31, 2018. We consider hotels to be under renovation beginning in the quarter that they start material renovations and continuing until the end of the fourth full quarter following the substantial completion of the renovations. The hotel business is capital-intensive and renovations are a regular part of the business. A large-scale capital project that would cause a hotel to be considered to be under renovation is an extensive renovation of core aspects of the hotel, such as rooms, meeting space, lobby, bars, restaurants, and other public spaces. Both quantitative and qualitative factors are taken into consideration in determining if a particular renovation would cause a hotel to be considered to be under renovation for these purposes, including unusual or exceptional circumstances such as: a reduction or increase in room count, a significant alteration of the business operations, or the closing of material portions of the hotel during the renovation.

	Three Months Ended
Pro-forma hotels not under renovation (100 hotels)	March 31, 2018	March 31, 2017
Number of rooms	11,643	11,643
Occ	73.3%	74.4%
ADR	$125.84	$124.68
RevPAR	$92.30	$92.71
RevPAR change	(0.4)%

The information in the table below presents pro-forma operating information for a subset of the 100 hotels classified as not under renovation. These 34 hotels were the first ones renovated as part of our PIP program and the renovations were substantially completed during 2016.

	Three Months Ended
Pro-forma hotels not under renovation with completed renovations (34 hotels)	March 31, 2018	March 31, 2017
Number of rooms	4,256	4,256
Occ	77.8%	76.5%
ADR	$128.94	$126.48
RevPAR	$100.38	$96.80
RevPAR change	3.7%

Pro-forma RevPAR for the three months ended March 31, 2018, declined 4.9%, compared to the three months ended March 31, 2017, due to a decline in occupancy, partially offset by an increase in ADR. The primary driver of the occupancy decline was due to the same factors that impacted the revenue decline for these periods as described above (i.e., an increase in the number of hotels under renovation pursuant to the Company’s PIP program). Pro-forma RevPAR for our hotels not under renovation (100 hotels) decreased modestly by 0.4% in the current period as compared to the prior year period, as a decline in occupancy, was largely offset by an increase in ADR. Pro-forma RevPAR for our hotels classified as not under renovation with renovations substantially completed during 2016 (34 hotels) increased by 3.7% in the current period as compared to the prior year period, due to increases in occupancy and ADR.
Other non-room operating revenues for the portfolio include food and beverage, and other ancillary revenues such as conference center, market, parking, telephone and cancellation fees. Total non-room operating revenues, including the results of the hotels in our portfolio as if we had owned each hotel in our portfolio for the three months ended March 31, 2018, and the three months ended March 31, 2017, decreased 0.4% over the prior year period driven primarily by lower food and beverage revenue.
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

•
Management fees: Management fees decreased $6.7 million for the quarter ended March 31, 2018, reflecting cost savings realized as part of our transition to self-management which occurred on March 31, 2017 through reduced property management fees and the elimination of external asset management fees to the Former Advisor. As discussed further below, this decline was offset in part by an increase in general and administrative expenses due to expenses previously borne by the Former Advisor that are now incurred directly by us as a self-managed company. Management fees include base management fees paid to third party property managers and are computed as a percentage of gross revenue. Beginning as of the Initial Closing, the base management fees were reduced from up to 4% to up to 3%. Incentive management fees may be paid to third party property managers when operating profit or other performance metrics exceed certain threshold levels. Asset management fees payable under the Advisory Agreement, which was terminated at the Initial Closing, were computed as a percentage of the lower of the cost or the fair market value of our assets.

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

Total hotel operating expenses (which exclude acquisition and transaction costs, general and administrative and depreciation and amortization), including the results of the hotels in our portfolio as if we had owned each hotel in our portfolio for the three months ended March 31, 2018, and the three months ended March 31, 2017, decreased approximately 7.5% over the prior year period primarily due to the reduction in base property management fees and the elimination of asset management fees effective as of the Initial Closing.
There were no acquisition and transaction related costs for the three months ended March 31, 2018.
General and administrative increased approximately $1.9 million for the three months ended March 31, 2018, compared to the prior year period, primarily due to employee salaries and benefits following our transition to a self-managed company partially offset by lower professional fees. We expect our general and administrative expenses to increase in future periods as a result of out-of-pocket legal fees and expenses incurred related to the litigation described at Note 12 of the consolidated financial statements included in this Form 10-Q.
Depreciation and amortization increased approximately $0.2 million for the three months ended March 31, 2018, compared to the prior year period, due to completed PIPs and the April Acquisition of seven hotels from Summit.
There was no impairment of goodwill and long-lived assets for the three months ended March 31, 2018 and March 31, 2017.
Interest expense increased $1.7 million for the three months ended March 31, 2018, compared to the prior year period, primarily driven by increased mortgage debt and higher amortization of deferred financing costs on the new loans from the April 2017 refinancing transactions.
Other income (expense) changed by less than $0.1 million for the three months ended March 31, 2018, compared to the prior year period.
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
The following table reconciles our net loss attributable to common stockholders in accordance with GAAP to Hotel EBITDA for the three months ended March 31, 2018, and for the three months ended March 31, 2017:

	For the Three Months Ended March 31, 2018	For the Three Months Ended March 31, 2017
Net loss attributable to common stockholders	$(23,799)	$(20,679)
Deemed dividend related to beneficial conversion feature of Class C Units	—	4,535
Dividends on Class C Units	4,669	—
Accretion of Class C Units	589	—
Net loss before dividends and accretion (in accordance with GAAP)	(18,541)	(16,144)
Less: Net income (loss) attributable to non-controlling interest	(28)	20
Net loss and comprehensive loss (in accordance with GAAP)	$(18,569)	$(16,124)
Depreciation and amortization	26,371	26,144
Interest expense	25,106	23,380
Acquisition and transaction related costs	—	36
Other income (expense)	13	(12)
Equity in earnings of unconsolidated entities	154	29
General and administrative	4,857	2,926
Income tax benefit	(1,244)	(1,243)
Hotel EBITDA	$36,688	$35,136

Cash Flows
Net cash provided by operating activities was $9.1 million for the three months ended March 31, 2018. Cash provided by operating activities was positively impacted primarily by increases in accounts payable and accrued expenses, offset by increases in prepaid expenses and other assets.
Net cash used in investing activities was $28.8 million for the three months ended March 31, 2018, primarily attributable to capital investments in our properties, offset by the proceeds from the sale of a hotel.
Net cash flow provided by financing activities was $7.0 million for the three months ended March 31, 2018. Cash provided by financing activities was primarily positively impacted by the net proceeds from the sale of Class C Units offset by the use of a portion of those net proceeds to partially redeem the Grace Preferred Equity Interests.
Election as a REIT
We elected and qualified to be taxed as a REIT commencing with our taxable year ended December 31, 2014. In order to continue to qualify as a REIT, we must annually distribute to our stockholders 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding net capital gain, and must comply with various other organizational and operational requirements. As of December 31, 2017, we had approximately $140.0 million of net operating loss ("NOL") carry forward that may be used in the future to reduce the amount otherwise required to be distributed by us to meet REIT requirements. These NOLs will begin to expire after 2034.

As a REIT, we generally will not be subject to U.S. federal income tax on that portion of our taxable income or capital gain which is distributed to our stockholders. Each of our hotels is leased to a taxable REIT subsidiary which is owned by the OP. A taxable REIT subsidiary is subject to federal, state and local income taxes. If we fail to remain qualified as a REIT in any subsequent year after electing REIT status and do not qualify for certain statutory relief provisions, our income for that year will be taxed at regular corporate rates, and we may be precluded from qualifying for treatment as a REIT for the four-year period following our failure to qualify as a REIT. Such an event could materially and adversely affect our net income and cash flow. However, we believe that we will continue to operate so as to remain qualified as a REIT.
Liquidity and Capital Resources
As of March 31, 2018, we had cash and cash equivalents on hand of $61.6 million. Under certain of our debt obligations, we are required to maintain minimum liquidity of $15.0 million to comply with financial covenants, and we expect to satisfy this covenant through liquidity we maintain at individual hotels as well as through other sources.
As of March 31, 2018, we had principal outstanding of $1.5 billion under our indebtedness plus an additional $219.7 million in liquidation value of Grace Preferred Equity Interests (which are treated as indebtedness for accounting purposes), most of which was incurred in acquiring the properties we currently own. On February 27, 2018, we used $10.6 million of proceeds from the Second Closing to reduce the liquidation value of the Grace Preferred Equity Interests to $223.5 million, and thereby satisfied our obligation to redeem 50.0% of the Grace Preferred Equity Interests originally issued by such date. Later during the quarter ended March 31, 2018, we also used $3.8 million of proceeds from the sale of one of our hotels to further reduce the liquidation value of the Grace Preferred Equity Interests to $219.7 million as of March 31, 2018. The Grace Preferred Equity Interests are required to be redeemed in full by February 27, 2019
Our major capital requirements include capital expenditures required pursuant to our PIPs and related reserve deposits, interest and principal payments under our indebtedness, distributions and mandatory redemptions payable with respect to the Grace Preferred Equity Interests and distributions payable with respect to Class C Units. Prior to the suspension of our IPO in November 2015, we depended, and expected to continue to depend, in substantial part on proceeds from our IPO to meet our major capital requirements. Our IPO terminated in accordance with its terms in January 2017.
Following the suspension of our IPO, we required funds in addition to operating cash flow and cash on hand to meet our capital requirements. Accordingly, we undertook and evaluated a variety of transactions to generate additional liquidity to address our capital requirements, including changing our distribution policy, extending certain of our obligations under PIPs, extending obligations to pay contingent consideration, marketing and selling assets and seeking debt or equity financing transactions. In January 2017, we entered into the SPA and the Framework Agreement, and the consummation of the transactions contemplated by these agreements in March 2017 has, and is expected to continue to, generate additional liquidity through the sale of Class C Units to the Brookfield Investor at the Initial Closing, the Second Closing and at other Subsequent Closings. We also expect to achieve cost savings realized as part of our transition to self-management, in accordance with the Framework Agreement, through reduced property management fees and the elimination of external asset management fees to the Former Advisor (offset by expenses previously borne by the Former Advisor that are now incurred directly by us as a self-managed company).
Pursuant to the SPA, at the Initial Closing, we used a portion of the net proceeds to redeem $47.3 million in outstanding Grace Preferred Equity Interests and to pay in full the $23.7 million outstanding under a loan payable to Summit in connection with a February 2016 acquisition of six hotels from Summit and a new purchase price deposit on the April Acquisition. Pursuant to the SPA, subsequent to the Initial Closing, we used $26.9 million of the net proceeds to pay a portion of the purchase price for the April Acquisition and $15.0 million to fund PIPs and related lender reserves. Pursuant to the SPA, the gross proceeds from the sale of the Class C Units at the Second Closing were, and will be used, as follows: (i) $10.6 million to redeem outstanding Grace Preferred Equity Interests; and (ii) $14.4 million to fund brand-mandated PIPs and related lender reserves.
The Brookfield Investor has agreed to purchase additional Class C Units at Subsequent Closings in an aggregate amount not to exceed $240.0 million. Generally, the proceeds from the sale of Class C Units at Subsequent Closings may be used to redeem the Grace Preferred Equity Interests at or around the time they are required to be redeemed, with the balance available to fund PIPs and related lender reserves, repay amounts then outstanding with respect to mortgage debt principal and interest and working capital. As of March 31, 2018, $219.7 million in liquidation value of Grace Preferred Equity Interests was outstanding, and, accordingly, $20.3 million in Class C Units was available to be issued at Subsequent Closings to meet any other capital requirements.
We engage in a continued process of renovating and improving our hotels. Since acquisition we have reinvested more than $216.5 million in our hotels through PIPs and other capital improvements. This includes the approximately $350 million PIP program we are currently undertaking across a significant portion of the portfolio. We expect to complete our PIP program over the next two to three years. As of March 31, 2018, we have substantially completed work on 68 of the 141 hotels that are part of our PIP program, and an additional 10 hotels are expected to be substantially completed by the end of the second quarter of 2018. We expect to spend approximately $90 million as part of our PIP program and other capital improvements during 2018, $33.4 million of which has been spent as of March 31, 2018. We periodically deposit reserves with our mortgage lenders that we utilize to fund a portion of the PIP work and other capital improvements. As of March 31, 2018, we had $28.4 million of PIP and other capital improvements reserves. We are scheduled to fund an additional $11.9 million in PIP reserves with our mortgage lenders during 2018, and $26.6 million during the period from 2019 through 2021.

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

To date, we have funded our PIP program primarily from proceeds from our IPO, which was suspended at the end of 2015 and terminated in accordance with its terms in January 2017, operating cash flows, and proceeds from borrowings and the sale of Class C Units to the Brookfield Investor. We expect to fund our ongoing PIP program and other capital improvements during 2018 primarily from operating cash flows and proceeds from the sale of Class C Units to the Brookfield Investor. Depending upon market conditions, we may seek to generate additional liquidity from financing and refinancing of hotels in our portfolio, and this liquidity may be applied to fund the PIP program and other capital improvements.

We have financed substantially all of our hotels with mortgage debt and, in some cases, mezzanine debt. The maturity date and certain other terms of our mortgage and mezzanine debt obligations are summarized at Note 6 of the consolidated financial statements included in this Form 10-Q. We intend to manage the maturity of these debt obligations by extending or refinancing the related debt at or prior to maturity.

In April 2017, we refinanced $895.4 million principal amount then outstanding under the mortgage and mezzanine indebtedness encumbering 95 hotels in the Grace Portfolio with new mortgage and mezzanine loans encumbering 87 of those properties (the “87-Pack Loans”). The 87-Pack Loans have an aggregate principal amount of $915.0 million and mature in May 2019, subject to three one-year extension rights. Also in April 2017, we refinanced $235.5 million principal amount then outstanding under a term loan agreement secured by 20 of our hotels that was scheduled to mature in August 2018, with a new term loan secured by those hotels as well as the seven hotels acquired in the April Acquisition and one unencumbered hotel from our existing portfolio. The term loan has an aggregate principal amount of $310.0 million and matures in May 2019, subject to three one-year extension rights.

As of March 31, 2018, our loan-to-value ratio was 68.2% including the Grace Preferred Equity Interests, and our loan-to-value ratio excluding the Grace Preferred Equity Interests, was 59.5%. These leverage percentages are calculated based on consolidated balance sheet values.

Under our charter, the maximum amount of our total indebtedness may not exceed 300% of our total “net assets” (which is generally defined in our charter as our assets less our liabilities) as of the date of any borrowing, which is generally equal to approximately 75% of the cost of our investments. However, we may exceed that limit if such excess is approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following that borrowing, along with the justification for exceeding the limit. This charter limitation, however, does not apply to individual real estate assets or investments. In all events, we expect that our secured and unsecured borrowings will be reasonable in relation to the net value of our assets and will be reviewed by our board of directors at least quarterly. As of March 31, 2018, our total portfolio leverage was 190%.
We believe we will be successful in extending or refinancing our mortgage and mezzanine debt, but we cannot provide any assurance in this regard. Our ability to refinance debt will be affected by various factors existing at the relevant time, such as capital and credit market conditions, the state of the national and regional economies, local real estate conditions, the equity in and value of the related collateral and our financial condition. Any refinancing may also require prior approval under the Brookfield Approval Rights if it is not as specifically set forth in the Annual Business Plan or in a principal amount not greater than the amount to be refinanced and on terms no less favorable to us. If we are not able to extend these debt obligations or refinance them when they mature, we will be required to seek alternative financing to continue our operations. No assurance can be given that any extension, refinancing or alternative financing will be available when required or that we will be able to negotiate acceptable terms. Moreover, if interest rates are higher when these loans are refinanced or replaced with alternative financing, our cash flow would be reduced.
Whether or not we generate additional liquidity from any refinancing activity, we believe our current sources of additional liquidity will allow us to meet our existing capital requirements, although there can be no assurance the amounts actually generated will be sufficient for these purposes. The Subsequent Closings are subject to conditions, and may not be completed on their current terms, or at all, and the cost savings from our transition to self-management may not be realized to the extent we are anticipating, or at all. Accordingly, we may require additional liquidity to meet our capital requirements, which may not be available on favorable terms or at all. Any additional debt or equity financing consisting of common stock, preferred stock or warrants, or any combination thereof to meet our capital requirements may also only be obtained subject to the Brookfield Approval Rights, and there can be no assurance this prior approval will be provided when requested, or at all. If obtained, any additional or alternative debt or equity financing could be on terms that would not be favorable to us or our stockholders, including high interest rates, in the case of debt financing, and substantial dilution, in the case of equity issuances or convertible securities. Moreover, because we are required to use 35% of the proceeds from the issuance of interests in us or any of our subsidiaries, to redeem the Grace Preferred Equity Interests at par, up to a maximum of $350 million in redemptions for any 12-month period, it may be more difficult to obtain equity financing from an alternative source in an amount required to meet our capital requirements.

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

For the three months ended March 31, 2018, we paid cash distributions of $2.8 million on the Class C Units, and PIK Distributions of 126,617.01 to the Brookfield Investor, as the sole holder of the Class C Units.

Contractual Obligations
We have the following contractual obligations as of March 31, 2018:
Debt Obligations:
The following is a summary of our mortgage notes payable obligations as of March 31, 2018 (in thousands):

	Total	2018	2019-2021	2022	Thereafter
Principal payments due on mortgage notes payable	$1,513,000	$—	$288,000	$1,225,000	$—
Interest payments due on mortgage notes payable	273,660	49,950	199,377	24,333	—
Total	$1,786,660	$49,950	$487,377	$1,249,333	$—
Mortgage notes payable due dates assume exercise of all borrower extension options.

The following is a summary of the Grace Preferred Equity Interests, our mandatorily redeemable preferred securities, as of March 31, 2018 (in thousands):

	Total	2018	2019-2021	2022	Thereafter
Mandatory redemptions due on mandatorily redeemable preferred securities	$219,746	$—	$219,746	$—	$—
Monthly distributions due on mandatorily redeemable preferred securities	16,275	12,091	4,184	—	—
Total	$236,021	$12,091	$223,930	$—	$—

Class C Unit Obligations:
The following table reflects the cash distributions on the Class C Units due from us over the next five years and thereafter for our arrangements as of March 31, 2018 (in thousands):

	Total	2018	2019-2021	2022	Thereafter
Distributions on Class C Units	$55,958	$9,696	$42,518	$3,744	$—
The foregoing summary does not include the impact of Class C Units that may be issued at Subsequent Closings or their associated PIK Distributions.
Lease Obligations:
The following table reflects the minimum base rental cash payments due from us over the next five years and thereafter for our arrangements as of March 31, 2018 (in thousands):

	Total	2018	2019-2021	2022	Thereafter
Lease payments due	$101,351	$3,845	$15,763	$5,292	$76,451
Property Improvement Plan Reserve Deposits:
The following table reflects estimated PIP reserve deposits that are required under our mortgage debt obligations over the next five years as of March 31, 2018 (in thousands):

	Total	2018	2019-2021	2022	Thereafter
PIP reserve deposits due	$38,508	$11,937	$26,571	$—	$—

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
As of March 31, 2018, we had not fixed the interest rate for $1.2 billion of our secured variable-rate debt. As a result, we are subject to the potential impact of rising interest rates, which could negatively impact our profitability and cash flows. In order to mitigate our exposures to changes in interest rates, we have entered into interest rate cap agreements with respect to all $1.2 billion of our variable-rate debt. The estimated impact on our annual results of operations, of an increase or decrease of 100 basis points in interest rates, would be to increase or decrease annual interest expense by approximately $12.4 million. The estimated impact assumes no changes in our capital structure. As the information presented above includes only those exposures that exist as of March 31, 2018, it does not consider those exposures or positions that could arise after that date. The information represented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.

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
No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings.
We are not a party to any material pending legal or regulatory proceedings, other than as set forth below.

In February 2018, one of our stockholders, Tom Milliken, filed a derivative complaint (the “Complaint”) on behalf of us and against us, as well as the Former Advisor, the Former Property Manager, various affiliates of those entities (together, the “Former Advisor Defendants”), and certain of our current and former directors and officers of the Company (the “Director Defendants”). The Complaint was filed in the District Court for the Southern District of New York on February 26, 2018. The Complaint alleges, among other things, that the Former Advisor and the Director Defendants breached their fiduciary duties to us and our stockholders by putting their own interests above our interests, which breach was aided and abetted by certain of the Former Advisor Defendants. The Complaint also asserts claims of breach of contract against the Director Defendants, corporate waste against the Former Advisor and certain of the Director Defendants, and unjust enrichment against certain of the Director Defendants and Former Advisor Defendants. We had been investigating the above claims and others made by the stockholder since receipt of a shareholder demand letter from Mr. Milliken's attorneys in July 2017 and a supplemental demand letter in December 2017. In March 2018, we received a new demand letter from a different stockholder making substantially similar claims to those contemplated by the Complaint. The claims made in the Complaint and the new demand letter do not seek recovery of losses from or damages against us, but instead allege that we have sustained damages as a result of actions by the Former Advisor Defendants and the Director Defendants, and therefore no accrual of any potential liability was necessary as of March 31, 2018, other than for incurred out-of-pocket legal fees and expenses. We have consulted with our outside legal counsel and established a special litigation committee of our board of directors, which is evaluating the next steps that will be taken.

Item 1A. Risk Factors.
There have been no material changes to the risk factors disclosed in our 2017 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
We did not sell any equity securities that were not registered under the Securities Act during the three months ended March 31, 2018.

Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
None.
Item 5. Other Information.

None.

Item 6. Exhibits.
EXHIBIT INDEX
The following exhibits are included in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
10.1*
Fourth Amendment to Amended and Restated Agreement of Limited Partnership of Hospitality Investors Trust Operating Partnership, L.P. dated as of February 27, 2018, by Hospitality Investors Trust, Inc., as general partner

10.2*
Fifth Amendment to Amended and Restated Agreement of Limited Partnership of Hospitality Investors Trust Operating Partnership, L.P. dated as of March 29, 2018, by Hospitality Investors Trust, Inc., as general partner

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
XBRL (eXtensible Business Reporting Language). The following materials from Hospitality Investors Trust, Inc. Quarterly Report on Form 10-Q for the three months ended March 31, 2018, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statements of Changes in Stockholders' Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

* Filed herewith

HOSPITALITY INVESTORS TRUST, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOSPITALITY INVESTORS TRUST, INC.

Dated: May 10, 2018	By: /s/ Jonathan P. Mehlman Name: Jonathan P. Mehlman Title: Chief Executive Officer and President (Principal Executive Officer)
Dated: May 10, 2018	By: /s/ Edward T. Hoganson Name: Edward T. Hoganson Title: Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)