Form 10-Q
period 2018-06-30
Hospitality Investors Trust, Inc.
filed 2018-08-09
CIK 1583077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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

The number of shares of the registrant's common stock, $0.01 par value, outstanding as of August 1, 2018 was 39,342,692.

Page
PART I
Item 1. Financial Statements	1
Consolidated Balance Sheets as of June 30, 2018 (Unaudited) and December 31, 2017	1
Consolidated Statements of Operations and Comprehensive Loss (Unaudited) for the Three Months Ended June 30, 2018 and the Three Months Ended June 30, 2017 and for the Six Months Ended June 30, 2018 and the Six Months Ended June 30, 2017	3
Consolidated Statement of Changes in Equity (Unaudited) for the Six Months Ended June 30, 2018	4
Consolidated Statements of Cash Flows (Unaudited) for the Six Months Ended June 30, 2018 and for the Six Months Ended June 30, 2017	5
Notes to Consolidated Financial Statements (Unaudited)	7
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	26
Item 3. Quantitative and Qualitative Disclosures About Market Risk	43
Item 4. Controls and Procedures	43
PART II
Item 1. Legal Proceedings	44
Item 1A. Risk Factors	44
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	44
Item 3. Defaults Upon Senior Securities	44
Item 4. Mine Safety Disclosures	44
Item 5. Other Information	44
Item 6. Exhibits	46
Signatures	47

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

HOSPITALITY INVESTORS TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)

	June 30, 2018	December 31, 2017
	(unaudited)
ASSETS
Real estate investments:
Land	$338,469	$341,651
Buildings and improvements	1,930,230	1,921,396
Furniture, fixtures and equipment	247,979	226,242
Total real estate investments	2,516,678	2,489,289
Less: accumulated depreciation and amortization	(296,424)	(257,592)
Total real estate investments, net	2,220,254	2,231,697
Cash and cash equivalents	66,698	55,736
Assets held for sale	—	5,586
Restricted cash	38,451	63,444
Investments in unconsolidated entities	3,551	3,649
Below-market lease asset, net	9,229	9,428
Prepaid expenses and other assets	40,037	36,705
Goodwill	14,408	14,408
Total Assets	$2,392,628	$2,420,653
LIABILITIES, NON-CONTROLLING INTEREST AND EQUITY
Mortgage notes payable, net	1,501,558	1,495,777
Promissory notes payable, net	—	1,000
Mandatorily redeemable preferred securities, net	219,132	233,058
Accounts payable and accrued expenses	72,911	67,452
Total Liabilities	$1,793,601	$1,797,287

Commitments and Contingencies
Contingently Redeemable Class C Units in operating partnership; 11,472,616 and 9,507,892 units issued and outstanding, respectively ($169,221 and $140,241 liquidation preference, respectively)	$157,511	128,044

Stockholders' Equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, one share issued and outstanding	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized, 39,335,482 and 39,505,742 shares issued and outstanding, respectively	393	395
Additional paid-in capital	871,364	871,840
Deficit	(432,797)	(379,559)
Total equity of Hospitality Investors Trust, Inc. stockholders	438,960	492,676
Non-controlling interest - consolidated variable interest entity	2,556	2,646
Total Stockholders' Equity	$441,516	$495,322
Total Liabilities, Contingently Redeemable Class C Units, and Stockholders' Equity	$2,392,628	$2,420,653

The accompanying notes are an integral part of these statements.

HOSPITALITY INVESTORS TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except for share and per share data)
(Unaudited)

	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Revenues
Rooms	$155,821	$158,012	$287,603	$293,650
Food and beverage	5,254	5,462	10,199	10,567
Other	3,760	3,538	6,991	6,498
Total revenue	164,835	167,012	304,793	310,715
Operating expenses
Rooms	38,779	38,668	73,563	72,833
Food and beverage	4,249	4,228	8,334	8,225
Management fees	4,569	4,572	8,387	15,043
Other property-level operating expenses	62,324	62,117	121,212	120,423
Acquisition and transaction related costs	27	462	27	498
General and administrative	4,824	6,915	9,681	9,841
Depreciation and amortization	28,253	25,911	54,624	52,055
Impairment of goodwill and long-lived assets	17,255	17,442	17,255	17,442
Rent	1,642	1,653	3,337	3,281
Total operating expenses	161,922	161,968	296,420	299,641
Operating income	$2,913	$5,044	$8,373	$11,074
Interest expense	(26,234)	(25,911)	(51,340)	(49,291)
Other income	126	25	113	37
Equity in earnings (loss) of unconsolidated entities	56	179	(98)	150
Total other expenses, net	(26,052)	(25,707)	(51,325)	(49,104)
Loss before taxes	$(23,139)	$(20,663)	$(42,952)	$(38,030)
Income tax expense (benefit)	334	1,676	(910)	433
Net loss and comprehensive loss	$(23,473)	$(22,339)	$(42,042)	$(38,463)
Less: Net income attributable to non-controlling interest	47	63	19	83
Net loss before dividends and accretion	$(23,520)	$(22,402)	$(42,061)	$(38,546)
Deemed dividend related to beneficial conversion feature of Class C Units	—	—	—	(4,535)
Dividends on Class C Units (cash and PIK)	(5,281)	(4,312)	(9,950)	(4,312)
Accretion of Class C Units	(638)	(541)	(1,227)	(541)
Net loss attributable to common stockholders	$(29,439)	$(27,255)	$(53,238)	$(47,934)

Basic and Diluted net loss attributable to common stockholders per common share	$(0.75)	$(0.69)	$(1.35)	$(1.22)

Basic and Diluted weighted average shares of common stock outstanding	39,502,003	39,610,265	39,500,138	39,212,535

The accompanying notes are an integral part of these statements.

HOSPITALITY INVESTORS TRUST, INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(In thousands, except for share data)
(Unaudited)

	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Deficit	Total Equity of Hospitality Investors Trust, Inc. Stockholders	Non-controlling Interest	Total Non-controlling Interest and Equity
Balance, December 31, 2017	39,505,742	$395	$871,840	$(379,559)	$492,676	$2,646	$495,322
Repurchase and retirement of common stock	(170,260)	(2)	(1,198)	—	(1,200)	—	(1,200)
Net loss before dividends and accretion	—	—	—	(42,061)	(42,061)	—	(42,061)
Net income attributable to non-controlling interest	—	—	—	—	—	19	19
Dividends paid or declared	—	—	—	—	—	(109)	(109)
Cash distributions on Class C Units	—	—	—	(5,970)	(5,970)	—	(5,970)
Accretion on Class C Units	—	—	—	(1,227)	(1,227)	—	(1,227)
PIK distributions on Class C Units	—	—	—	(3,980)	(3,980)	—	(3,980)
Share-based payments	—	—	722	—	722	—	722
Balance, June 30, 2018	39,335,482	$393	$871,364	$(432,797)	$438,960	$2,556	$441,516

The accompanying notes are an integral part of these statements.

HOSPITALITY INVESTORS TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Cash flows from operating activities:
Net loss	$(42,042)	$(38,463)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	54,624	52,055
Impairment of goodwill and long-lived assets	17,255	17,442
Amortization and write-off of deferred financing costs	6,225	5,086
Other adjustments, net	1,188	270
Changes in assets and liabilities:
Prepaid expenses and other assets	(4,957)	(6,590)
Due to related parties	—	(2,879)
Accounts payable and accrued expenses	5,728	10,972
Net cash provided by operating activities	$38,021	$37,893
Cash flows from investing activities:
Payment received on note for sale of hotel	1,625	—
Acquisition of hotel assets, net of cash received	—	(60,028)
Real estate investment improvements and purchases of property and equipment	(60,614)	(35,770)
Fees related to Property Management Transactions	(1,000)	(11,000)
Other adjustments, net	—	1,043
Proceeds from sale of hotel, net	5,461	—
Net cash used in investing activities	$(54,528)	$(105,755)
Cash flows from financing activities:
Proceeds from Class C Units	25,000	135,000
Repurchase of shares of common stock	(1,200)	—
Payment of Class C Units issuance costs	(875)	(13,866)
Dividends/Distributions paid	(6,079)	(2,804)
Mandatorily redeemable preferred securities redemptions	(14,370)	(47,250)
Repayment of Contingent Consideration	—	(4,620)
Proceeds from mortgage notes payable	—	1,101,000
Deferred financing fees	—	(19,669)
Repayments of promissory and mortgage notes payable	—	(1,030,622)
Net cash provided by financing activities	$2,476	$117,169
Net change in cash and cash equivalents and restricted cash	(14,031)	49,307
Cash and cash equivalents and restricted cash, beginning of period	119,180	77,837
Cash and cash equivalents and restricted cash, end of period	$105,149	$127,144

Supplemental disclosure of cash flow information:
Interest paid	$45,603	$44,784
Income tax paid	$698	$894
Non-cash investing and financing activities:
Deemed dividend related to beneficial conversion feature of Class C Units	$—	$(4,535)
Accretion of Class C Units	$(1,227)	$(541)
PIK Accrual on Class C Units	$(3,980)	$(1,725)
Waiver of obligation from Former Advisor	$—	$(5,822)

HOSPITALITY INVESTORS TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Real estate investment improvements and purchases of property and equipment in accounts payable and accrued expenses	$14,133	$9,050
Class B Units in operating partnership converted and redeemed for Common Stock	$—	$7,659
Note payable to Former Property Manager	$—	$3,000
Common stock issued to Former Property Manager	$—	$4,076

The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

Note 1 - Organization
Hospitality Investors Trust, Inc. (the "Company") was incorporated on July 25, 2013 as a Maryland corporation and qualified as a real estate investment trust ("REIT") beginning with the taxable year ended December 31, 2014. The Company was formed primarily to acquire lodging properties in the midscale limited service, extended stay, select service, upscale select service, and upper upscale full service segments within the hospitality sector. As of June 30, 2018, the Company had acquired or had an interest in a total of 144 hotels with a total of 17,316 guest rooms located in 33 states. As of June 30, 2018, all but one of these hotels operated under a franchise or license agreement with a national brand owned by one of Hilton Worldwide, Inc., Marriott International, Inc., Hyatt Hotels Corporation, and Intercontinental Hotels Group or one of their respective subsidiaries or affiliates.
As of June 30, 2018, 79 of the hotel assets the Company has acquired were managed by Crestline Hotels & Resorts, LLC ("Crestline") and 65 of the hotel assets the Company has acquired were managed by other property managers. As of June 30, 2018, the Company’s other property managers were Hampton Inns Management LLC and Homewood Suites Management LLC, affiliates of Hilton Worldwide Holdings Inc. (38 hotels), InnVentures IVI, LP (2 hotels), McKibbon Hotel Management, Inc. (21 hotels) and Larry Blumberg & Associates, Inc. (4 hotels).
Following the suspension of the Company’s initial public offering (the “IPO” or the “Offering”) in 2015, the Company’s primary business objective has been a focus on meeting its capital requirements and on maximizing the value of its existing portfolio by continuing to invest in its hotels primarily through brand-mandated property improvement plans (“PIPs”), and through intensive asset management. In January 2017, the Company suspended paying distributions to its stockholders entirely and suspended its Distribution Reinvestment Program (the “DRIP”) in connection with its entry into a Securities Purchase, Voting and Standstill Agreement (the "SPA") with Brookfield Strategic Real Estate Partners II Hospitality REIT II LLC (the "Brookfield Investor). Currently, under the Brookfield Approval Rights (as defined below), prior approval is required before the Company can declare or pay any distributions or dividends to its common stockholders, except for cash distributions equal to or less than $0.525 per annum per share.
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
On January 12, 2017, the Company along with its operating partnership, Hospitality Investors Trust Operating Partnership, L.P. (then known as American Realty Capital Hospitality Operating Partnership, L.P.) (the "OP"), entered into (i) the SPA with the Brookfield Investor, as well as related guarantee agreements with certain affiliates of the Brookfield Investor, and (ii) a Framework Agreement (the “Framework Agreement”) with the Company’s former advisor, American Realty Capital Hospitality Advisors, LLC (the "Former Advisor"), the Company’s former property managers, American Realty Capital Hospitality Properties, LLC and American Realty Capital Hospitality Grace Portfolio, LLC (together, the “Former Property Manager”), Crestline, then an affiliate of the Former Advisor and the Former Property Manager, American Realty Capital Hospitality Special Limited Partnership, LLC (the “Former Special Limited Partner”), another affiliate of the Former Advisor and the Former Property Manager, and, for certain limited purposes, the Brookfield Investor.
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
June 30, 2018
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
Without obtaining the prior approval of the majority of the then outstanding Class C Units and/or at least one of the two directors (each, a "Redeemable Preferred Director") elected to the Company’s board of directors by the Brookfield Investor pursuant to its rights as the holder of the Redeemable Preferred Share, the Company is restricted from taking certain operational and governance actions. These restrictions (collectively referred to herein as the “Brookfield Approval Rights”) are subject to certain exceptions and conditions. See Note 3 - Brookfield Investment - Brookfield Approval Rights.
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
Substantially all of the Company’s business is conducted through the OP. Prior to the Initial Closing, the Company was the sole general partner and held substantially all of the units of limited partner interest in the OP entitled “OP Units” ("OP Units"). The Brookfield Investor holds all the issued and outstanding Class C Units which rank senior in payment of distributions and in the distribution of assets to the OP Units held by the Company, and BSREP II Hospitality II Special GP, OP LLC (the “Special General Partner”), an affiliate of the Brookfield Investor, is the special general partner of the OP, with certain non-economic rights that apply if the OP fails to redeem the Class C Units when required to do so, including the ability to commence selling the OP's assets until the Class C Units have been fully redeemed. As of June 30, 2018, the total liquidation preference of the issued and outstanding Class C Units was $169.2 million.
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
June 30, 2018
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
Real Estate Investments
The Company allocates the purchase price of properties acquired in real estate investments to tangible and identifiable intangible assets acquired based on their respective fair values at the date of acquisition. Tangible assets include land, land improvements, buildings and furniture, fixtures and equipment. The Company utilizes various estimates, processes and information to determine the property value. Estimates of value are made using customary methods, including data from appraisals, comparable sales, discounted cash flow analysis and other methods. Amounts allocated to land, land improvements, buildings and furniture, fixtures and equipment are based on purchase price allocation studies performed by independent third parties or on the Company’s analysis of comparable properties in the Company’s portfolio. Identifiable intangible assets and liabilities, as applicable, are typically related to contracts, including operating lease agreements, ground lease agreements and hotel management agreements, which are recorded at fair value. The Company also considers information obtained about each property as a result of the Company’s pre-acquisition due diligence in estimating the fair value of the tangible and intangible assets acquired and intangible liabilities assumed.
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
Below-Market Lease
The below-market lease intangible is based on the difference between the market rent and the contractual rent for the Company's ground lease obligations, and is discounted to a present value using an interest rate reflecting the Company's assessment of the risk associated with the leases acquired (See Note 4 - Leases). Acquired lease intangible assets are amortized over the remaining lease term. The amortization of a below-market lease is recorded as an increase to rent expense on the Consolidated Statements of Operations and Comprehensive Loss.
Impairment of Long-Lived Assets
When circumstances indicate the carrying amount of a property may not be recoverable, the Company reviews the asset for impairment. This review is based on an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property’s use and eventual disposition. The estimates consider factors such as expected future operating income, market and other applicable trends and residual value, as well as the effects of demand, competition and other factors. If impairment exists, due to the inability to recover the carrying amount of a property, an impairment loss will be recorded to the extent that the carrying amount exceeds the estimated fair value of the property. During the three months ended June 30, 2018 and June 30, 2017, the Company recognized $17.3 million and $1.4 million in impairment loss on its long-lived assets, respectively. See Note 16 - Impairments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

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
If all the criteria are met, a long-lived asset held for sale is measured at the lower of its carrying amount or fair value less cost to sell, and the Company will cease recording depreciation. Any adjustment to the carrying amount is recorded as an impairment loss. The Company did not have any hotels that qualified as an asset held for sale at June 30, 2018.
Goodwill
The Company allocates goodwill to each reporting unit. For the Company’s purposes, each of its wholly-owned hotels is considered a reporting unit. The Company tests goodwill for impairment at least annually, or upon the occurrence of any "triggering events" if sooner. During the three months ended March 31, 2018, the Company changed the date of its annual goodwill impairment testing from June 30 to March 31 of each year. The change was made to align the timing of the Company's annual goodwill impairment test with the determination of Estimated Per-Share NAV, each of which includes a fair value assessment of the Company's hotel properties. Upon the occurrence of any "triggering events," the Company is required to compare the fair value of each reporting unit to which goodwill has been allocated, to the carrying amount of such reporting unit including the allocation of goodwill. If the carrying amount of a reporting unit exceeds its fair value, the Company applies a one-step quantitative test and records the amount of goodwill impairment as the excess of the reporting unit's carrying amount over its fair value, not to exceed the total amount of goodwill allocated to such reporting unit.
During 2017, as a result of a business combination and consideration transferred in exchange for an in-place workforce, intellectual property and infrastructure assets in connection with the consummation of the transactions contemplated by the Framework Agreement, the Company recognized $31.6 million as goodwill (See Note 3 - Brookfield Investment). The Company did not record any goodwill impairment during the three and six months ended June 30, 2018. During the three months ended June 30, 2017, the Company recorded impairments to goodwill of $16.1 million. No goodwill impairment existed prior to the three months ended June 30, 2017.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

Revenue Recognition
The Company's revenue is primarily from rooms, food and beverage, and other, and is disaggregated on the Company's Consolidated Statement of Operations and Comprehensive Loss.
Room sales are driven by a fixed fee charged to a hotel guest to stay at the hotel property for an agreed-upon period. A majority of the Company's room reservations are cancellable and the Company transfers promised goods and services to the hotel guest as of the date upon which the hotel guest occupies a room and at the same time earns and recognizes revenue. The Company offers advance purchase reservations that are paid for by the hotel guest in advance and the Company recognizes deferred revenue as a result of such reservations. The Company's obligation to the hotel guest is satisfied as of the date upon which the hotel guest occupies a room. The Company's room revenue accounted for 94.5% and 94.6% of the Company's total revenue for the three months ended June 30, 2018 and 2017, respectively. The Company's room revenue accounted for 94.4% and 94.5% of the Company's total revenue for the six months ended June 30, 2018 and 2017, respectively. Food, beverage, and other revenue are recognized at the point of sale on the date of the transaction as the hotel guest simultaneously obtains control of the good or service.
Income Taxes
The Company elected and qualified to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code") commencing with its tax year ended December 31, 2014. In order to continue to qualify as a REIT, the Company must annually distribute to its stockholders 90% of its REIT taxable income (which does not equal net income as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding net capital gain, and must comply with various other organizational and operational requirements. As of December 31, 2017, the Company had approximately $140.0 million in net operating loss carry forward that may be used in the future to reduce the amount otherwise required to be distributed by the Company to meet REIT requirements. The Company generally will not be subject to federal corporate income tax on that portion of its REIT taxable income that it distributes to its stockholders. The Company may be subject to certain state and local taxes on its income, property taxes and federal income and excise taxes on its undistributed income. The Company's hotels are leased to taxable REIT subsidiaries, which are owned by the OP. The taxable REIT subsidiaries are subject to federal, state and local income taxes.
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
GAAP prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. The Company must determine whether it is "more-likely-than-not" that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon settlement in order to determine the amount of benefit to recognize in the financial statements. This accounting standard applies to all tax positions related to income taxes. As of June 30, 2018, the Company's tax years that remain subject to examination by major tax jurisdictions are 2014, 2015, 2016 and 2017.
Earnings/Loss per Share
The Company calculates basic income or loss per share by dividing net income or loss attributable to common stockholders for the period by the weighted-average shares of its common stock outstanding for such period. Diluted income per share takes into account the effect of dilutive instruments, such as unvested restricted shares of common stock ("restricted shares") and unvested restricted share units in respect of shares of common stock ("RSUs"), except when doing so would be anti-dilutive.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

The Company currently has outstanding restricted shares whose holders are entitled to participate in dividends when and if paid on shares of common stock. The Company also currently has outstanding RSUs whose holders generally are credited with dividend or other distribution equivalents when and if paid on shares of common stock. These dividends or other distribution equivalents will be regarded as having been reinvested in RSUs and will only be paid to the extent the corresponding RSUs vest. To the extent the Company were to have distributions in the future, it would be required to calculate earnings per share using the two-class method with regard to restricted shares, whereby earnings or losses are reduced by distributed earnings as well as any available undistributed earnings allocable to holders of restricted shares.
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
See Note 11 - Fair Value Measurements for fair value disclosures.
Class C Units
The Company initially measured the Class C Units which were issued to the Brookfield Investor at fair value net of issuance costs. The Company is required to accrete the carrying value of the Class C Units to the liquidation preference using the effective interest method over the five year period prior to the holder's redemption option becoming exercisable. However, if it becomes probable that the Class C Units will become redeemable prior to such date, the Company will adjust the carrying value of the Class C Units to the maximum liquidation preference.
Pursuant to the SPA with the Brookfield Investor, the Company may become obligated to issue additional Class C Units to the Brookfield Investor and this obligation is considered a contingent forward contract under Accounting Standards Codification section 480 - Distinguishing Liabilities from Equity, and accounted for as a liability. The fair value of the contingent forward liability was initially recognized at zero since the contingent forward contract was executed at fair market value. The Company has determined the value of the contingent forward liability was $1.3 million as of June 30, 2018 (See Note 12 - Commitments and Contingencies).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

Advertising Costs
The Company expenses advertising costs for hotel operations as incurred. These costs were $4.9 million for the three months ended June 30, 2018, and $5.0 million for the three months ended June 30, 2017. Advertising costs were $9.0 million for the six months ended June 30, 2018, and $9.2 million for the six months ended June 30, 2017.
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

	June 30, 2018	December 31, 2017
Trade receivables	$11,232	$9,638
Note receivable from sale of hotel	—	1,625
Allowance for doubtful accounts	(408)	(312)
Trade and Note receivables, net of allowance	$10,824	$10,951
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
Derivative Transactions
The Company at certain times enters into derivative instruments to hedge exposure to changes in interest rates. The Company’s derivatives as of June 30, 2018, consist of interest rate cap agreements which it believes will help to mitigate its exposure to increasing borrowing costs under floating rate indebtedness. The Company has elected not to designate its interest rate cap agreements as cash flow hedges. The impact of the interest rate caps for the three and six months ended June 30, 2018 and 2017, was immaterial to the consolidated financial statements.
See disclosures above with respect to Class C Units and contingent forward liability. The contingent forward is considered a derivative transaction under GAAP.
Recently Issued Accounting Pronouncements
As of January 1, 2018, the Company retrospectively adopted the ASU 2016-18, Statement of Cash Flow, Restricted Cash (Topic 230). The impact of retrospective adoption of the ASU 2016-18 resulted in reclassification of prior-period restricted cash balances and activity in the statement of cash flows. The amounts included in restricted cash on the Company's consolidated balance sheet are now included with cash and cash equivalents on the statement of cash flows. These amounts totaled $38.5 million and $60.0 million as of June 30, 2018 and 2017, respectively. The adoption of this standard did not change the Company's balance sheet presentation.

In February 2016, the FASB issued ASU 2016-02 Leases ("ASU 2016-02"), which requires an entity to separate lease components from nonlease components in a contract. ASU 2016-02 provides more guidance on how to identify and separate components than did previous GAAP. ASU 2016-02 requires lessees to recognize assets and liabilities arising from operating

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

leases on the balance sheet. This amendment has not fundamentally changed lessor accounting, however some changes have been made to align and conform to the lessee guidance. The standard requires a modified retrospective approach, with an option to use certain transition relief. In July 2018, the FASB issued ASU 2018-10, Codification Improvements ("ASU 2018-10") and ASU 2018-11 (“ASU 2018-11”), Targeted Improvements to Topic 842, Leases. The amendments in ASU 2018-10 affect narrow aspects of the guidance issued earlier, remove certain inconsistencies and provide additional clarification related to the guidance issued earlier. ASU 2018-11 provides entities with an additional optional transition method to adopt ASU 2016-02 by recognizing a cumulative-effect adjustment to opening balance of retained earnings in the period of adoption. The adoption of ASU 2016-02 becomes effective for the Company for the fiscal year beginning after December 15, 2018, and all subsequent annual and interim periods. Early adoption is permitted. The Company continues to evaluate the impact of this standard and anticipates this standard will have a material impact on the Company's Consolidated Balance Sheet as, following adoption, the Company will be required to recognize its operating leases, which are primarily comprised of one operating lease with respect to the Georgia Tech Hotel & Conference Center and nine ground leases, under which it is the lessee, as right of use assets and liabilities in the Consolidated Balance Sheet. However, the Company does not expect this standard to have a material impact on the Company's Consolidated Statement of Operations and Comprehensive Loss.

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

Class C Units
As of June 30, 2018, the Class C Units are reflected on the Consolidated Balance Sheets at $157.5 million. The value of the Class C Units as of June 30, 2018, is derived by reducing the $160.0 million in gross proceeds by the $14.7 million in costs directly attributable to the issuance of Class C Units, including $6.0 million paid directly to the Brookfield Investor at the Initial Closing in the form of expense reimbursements and a commitment fee, and increased by $9.2 million in quarterly distributions payable to holders of Class C Units in the form of additional Class C Units, $2.9 million in the accretion of the carrying value to the liquidation preference through June 30, 2018, and $0.1 million resulting from a change in value of the contingent forward liability.
The Class C Units have been classified as temporary equity due to the contingent redemption features described in more detail below. At the Initial Closing, the Class C Units were deemed to have a “beneficial conversion feature” as the effective conversion price of the Class C Units under GAAP as of March 31, 2017 was less than the fair value of the Company's common stock on such date. As a result, the Company recognized the beneficial conversion feature as a deemed dividend of $4.5 million during the three months ended March 31, 2017, thereby reducing income available to common stockholders for purposes of calculating earnings per share.
Rank

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

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
For the three months ended June 30, 2018, the Company paid cash distributions of $3.2 million and PIK Distributions of 143,191.33 Class C Units to the Brookfield Investor, as the sole holder of the Class C Units. For the six months ended June 30, 2018, the Company paid cash distributions of $6.0 million and PIK Distributions of 269,808.35 Class C Units to the Brookfield Investor, as the sole holder of the Class C Units.
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
Holder Redemptions
The holders of the Class C Units may redeem such Class C Units at any time on or after March 31, 2022 for a redemption price in cash equal to the liquidation preference and also have certain other redemption rights in connection with the Company’s failure to maintain REIT status or material breaches of the A&R LPA.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

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
In general, subject to certain exceptions, prior approval is required before the Company or its subsidiaries (including the OP) are permitted to take any of the following actions: equity issuances; organizational document amendments; debt incurrences; affiliate transactions; sale of all or substantially all assets; bankruptcy or insolvency declarations; declarations or payments of dividends or other distributions; redemptions or repurchases of securities; adoption of, and amendments to, the annual business plan (including the annual operating and capital budget) required under the terms of the Redeemable Preferred Share; hiring and compensation decisions related to certain key personnel (including executive officers); property acquisitions and property sales and dispositions that do not meet transaction-size limits and other defined criteria and would be outside of the OP’s normal course of business; entry into new lines of business; settlement of material litigation; changes to material agreements; increasing or decreasing the number of directors on the Company’s board of directors; nominating or appointing a director (other than a Redeemable Preferred Director) who is not independent; nominating or appointing the chairperson of the Company’s board of directors; and certain other matters.

Note 4 - Leases
In connection with its hotel acquisitions the Company has assumed various lease agreements. These lease agreements primarily comprise one operating lease with respect to the Georgia Tech Hotel & Conference Center and nine ground leases which are also classified as operating leases. The following table summarizes the Company's future minimum rental commitments under these leases (in thousands):

	Minimum Rental Commitments	Amortization of Above and Below Market Lease Intangibles to Rent Expense

For the six months ending December 31, 2018	$2,609	$199
Year ending December 31, 2019	5,227	398
Year ending December 31, 2020	5,265	398
Year ending December 31, 2021	5,271	398
Year ending December 31, 2022	5,292	398
Thereafter	76,451	7,438
Total	$100,115	$9,229

The Company has allocated values to certain above and below-market lease intangibles based on the difference between market rents and rental commitments under the leases. During the three months ended June 30, 2018 and June 30, 2017 and the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

six months ended June 30, 2018 and June 30, 2017, amortization of below-market lease intangibles, net, to rent expense was $0.1 million and $0.1 million, and $0.2 million and $0.2 million, respectively. Rent expense for the three months ended June 30, 2018 and June 30, 2017 and the six months ended June 30, 2018 and June 30, 2017 was $1.5 million and $1.6 million and $3.1 million and $3.1 million, respectively.

Note 5 - Mortgage Notes Payable
The Company’s mortgage notes payable as of June 30, 2018 and December 31, 2017 consist of the following, respectively (in thousands):

	Outstanding Mortgage Notes Payable
Encumbered Properties	June 30, 2018	December 31, 2017	Interest Rate	Payment	Maturity
Baltimore Courtyard & Providence Courtyard	$45,500	$45,500	4.30%	Interest Only, Principal paid at Maturity	April 2019
Hilton Garden Inn Blacksburg Joint Venture	10,500	10,500	4.31%	Interest Only, Principal paid at Maturity	June 2020
87-Pack Mortgage Loan - 87 properties in Grace Portfolio	805,000	805,000	One-month LIBOR plus 2.56%	Interest Only, Principal paid at Maturity	May 2019, subject to three, one year extension rights
87-Pack Mezzanine Loan - 87 properties in Grace Portfolio	110,000	110,000	One-month LIBOR plus 6.50%	Interest Only, Principal paid at Maturity	May 2019, subject to three, one year extension rights
Additional Grace Mortgage Loan - 20 properties in Grace Portfolio and one additional property	232,000	232,000	4.96%	Interest Only, Principal paid at Maturity	October 2020
Term Loan - 28 properties	310,000	310,000	One-month LIBOR plus 3.00%	Interest Only, Principal paid at Maturity	May 2019, subject to three, one year extension rights
Total Mortgage Notes Payable	$1,513,000	$1,513,000
Less: Deferred Financing Fees, Net	$11,442	$17,223
Total Mortgage Notes Payable, Net	$1,501,558	$1,495,777

Interest expense related to the Company's mortgage notes payable for the three months ended June 30, 2018 and for the three months ended June 30, 2017, was $18.8 million and $17.3 million, respectively. Interest expense related to the Company's mortgage notes payable for the six months ended June 30, 2018 and for the six months ended June 30, 2017, was $36.5 million and $32.9 million, respectively.
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
87-Pack Loans

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

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
The 87-Pack Loans mature on May 1, 2019, subject to three one-year extension rights at the Company's option which, if all three extension rights are exercised, would result in a fully extended maturity date of May 1, 2022. The 87-Pack Loans are prepayable in whole or in part with certain prepayment fees applicable on or prior to November 1, 2018, after which each loan is prepayable without any prepayment fee or any other fee or penalty. Prepayments under the 87-Pack Mortgage Loan are generally conditioned on a pro-rata prepayment being made under the 87-Pack Mezzanine Loan.
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
The 87-Pack Loans also provides for certain amounts to be deposited into reserve accounts, including with respect to a portion of the costs associated with the PIPs required pursuant to the franchise agreements related to the 87-Pack Collateral Properties.
For the term of the 87-Pack Loans, the Company and the OP are required to maintain, on a consolidated basis, a net worth of $250.0 million (excluding accumulated depreciation and amortization). As of June 30, 2018, the Company was in compliance with this financial covenant.
Additional Grace Mortgage Loan
A portion of the purchase price of the Grace Portfolio was financed through additional mortgage financing which loan was refinanced during October 2015 (the “Additional Grace Mortgage Loan”). The Additional Grace Mortgage Loan carries a fixed annual interest rate of 4.96% per annum with a maturity date on October 6, 2020. Pursuant to the Additional Grace Mortgage Loan, the Company agreed to make periodic payments into an escrow account for the property improvement plans required by the franchisors. The Additional Grace Mortgage Loan includes the following financial covenants: minimum consolidated net worth and minimum consolidated liquidity. As of June 30, 2018, the Company was in compliance with these financial covenants.
Term Loan
On April 27, 2017, the Company and the OP, as guarantors, and certain wholly-owned subsidiaries of the OP, as borrowers, entered into a Second Amended and Restated Term Loan Agreement (the “Term Loan”) in an aggregate principal amount of $310.0 million. The Term Loan is collateralized by 28 of the Company’s hotel properties (each, a “Term Loan Collateral Property”).
The Term Loan matures on May 1, 2019, subject to three one-year extension rights at the Company's option which, if all three extension rights are exercised, would result in an outside maturity date of May 1, 2022. The Term Loan is prepayable in whole or in part at any time, subject to payment of LIBOR breakage, if any.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

The Term Loan also provides for certain amounts to be deposited into reserve accounts, including with respect to all costs associated with the PIPs required pursuant to the franchise agreements related to the Term Loan Collateral Properties.
For the term of the Term Loan, the Company and the OP are required to maintain, on a consolidated basis, a net worth of $250.0 million (excluding accumulated depreciation and amortization). As of June 30, 2018, the Company was in compliance with this financial covenant.

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
On February 27, 2018, the Company used $10.6 million of proceeds from the Second Closing to reduce the liquidation value of the Grace Preferred Equity Interests to $223.5 million, and thereby satisfied its obligation to redeem 50.0% of the Grace Preferred Equity Interests originally issued by such date. During the six months ended June 30, 2018, the Company also used $3.8 million of proceeds from the sale of one of its hotels to further reduce the liquidation value of the Grace Preferred Equity Interests to $219.7 million as of June 30, 2018.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

Note 8 - Accounts Payable and Accrued Expenses
The following is a summary of the components of accounts payable and accrued expenses (in thousands):

	June 30, 2018	December 31, 2017
Trade accounts payable	$23,273	$24,261
Accrued expenses	49,638	43,191
Total	$72,911	$67,452

Note 9 - Common Stock

The Company had 39,335,482 and 39,505,742 shares of common stock outstanding as of each of June 30, 2018 and December 31, 2017.
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
Share Repurchase Program
The Company’s board of directors adopted a share repurchase program (“SRP”) in connection with the IPO that enabled the Company’s stockholders to sell their shares back to the Company after having held them for at least one year, subject to significant conditions and limitations. In connection with the Company’s entry into the SPA, the Company's board of directors suspended the SRP effective as of January 23, 2017. In connection with the Initial Closing, the Company's board of directors terminated the SRP, effective as of April 30, 2017. The Company did not make any repurchases of common stock pursuant to the SRP or otherwise during the year ended December 31, 2017, except pursuant to the tender offer which the Company completed during the three months ended December 31, 2017, as described below.
Company Tender Offers
On May 14, 2018, the Company commenced a self-tender offer (the “Company Offer”) for up to 1,000,000 shares of common stock at a price of $7.05 per share. The Company Offer was made in response to an unsolicited offer to stockholders commenced on May 7, 2018 by a third party. The Company Offer expired at 5:00 p.m., New York City time, on June 29, 2018. On June 29, 2018, a total of 170,260 shares were tendered in the Company Offer and purchased and subsequently retired by the Company, for an aggregate purchase price of $1.2 million. On August 2, 2018, the Company was advised that, due to an error by the Depositary for the Company Offer, a total of 912 shares were improperly accepted in the Company Offer. Upon correction of this error, the total shares purchased and retired by the Company was 169,348 shares.
During the three months ended December 31, 2017, the Company completed a self-tender offer in response to an unsolicited offer to stockholders by a third party. A total of 113,091 shares were tendered in the offer and purchased and subsequently retired by the Company, for an aggregate purchase price of $763,366.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
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
Restricted Share Awards
A summary of the Company's restricted share awards for the six months ended June 30, 2018 is presented below.

	Number of Shares	Weighted Average Grant Date Fair Value (per share)	Aggregate Intrinsic Value (in thousands)
Non-vested December 31, 2017	7,576	$14.59	$111
Granted	—	$—	$—
Vested	7,576	$14.59	$111
Forfeitures	—	$—	$—
Non-vested June 30, 2018	—	$—	$—
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
There was no compensation expense related to restricted shares for the three months ended June 30, 2018. The compensation expense for the six months ended was less than $0.1 million. As of June 30, 2018, there was no remaining unrecognized compensation expense.
RSU Awards
A summary of the Company's RSU awards for the six months ended June 30, 2018 is presented below:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

	Number of Shares	Weighted Average Grant Date Fair Value (per share)	Aggregate Intrinsic Value (in thousands)
Non-vested December 31, 2017	99,840	$15.04	$1,502
Granted	261,289	$14.18	$3,705
Vested	24,328	$15.11	$368
Forfeited	678	$14.59	$10
Non-vested June 30, 2018	336,123	$14.37	$4,829
RSU awards to the Company’s executive officers and other employees generally vest annually over a four-year vesting period following the date of grant, subject to continued service. RSU awards to directors other than Redeemable Preferred Directors vest on the earlier of the first anniversary of the date of grant or the date of the next annual meeting of the board of directors following the date of grant, subject to the continued service of the applicable director. In addition, during 2017, certain RSU awards to directors other than Redeemable Preferred Directors were issued in connection with the simultaneous forfeiture of an equal number of restricted shares. These RSU awards have the same vesting terms as the restricted shares which were forfeited (i.e., annually over a five-year period following the date of grant of the original restricted share award). Vested RSUs may only be settled in shares of common stock and such settlement generally will be on the earliest of (i) in the calendar year in which the third anniversary of each applicable vesting date occurs, (ii) termination of the recipient’s services to the Company and (iii) a change in control event. As of June 30, 2018, the Company anticipates that all unvested RSUs will vest in accordance with their terms.
The compensation expense related to RSUs for the three and six months ended June 30, 2018 was approximately $0.4 million and $0.7 million, respectively. As of June 30, 2018, there was $4.2 million of unrecognized compensation expense remaining.
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

	June 30, 2018
	Carrying Amount	Fair Value
Mortgage notes payable	$1,513,000	$1,510,222
Mandatorily redeemable preferred securities	219,746	212,376
Contingent forward liability(1)	$1,302	$1,302
Total	$1,734,048	$1,723,900
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
During the three months ended June 30, 2018, the Company recorded an impairment loss of $17.3 million on its hotel properties (See Note 16 - Impairments). The fair value of these hotel properties was based on the observable market data which is considered level 2 input under the fair value hierarchy and unobservable inputs that reflect the Company's internal assumptions, which are considered level 3 input under the fair value hierarchy.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

Note 12 - Commitments and Contingencies
Litigation
In the ordinary course of business, the Company may become subject to litigation, claims and regulatory matters. There are no material legal or regulatory proceedings pending or known to be contemplated against the Company at the date of this filing, other than as set forth below.
In February 2018, a stockholder of the Company, Tom Milliken, filed a derivative complaint (the “Complaint”) on behalf of the Company and against the Company, as well as the Former Advisor, the Former Property Manager, various affiliates of those entities (together, the “Former Advisor Defendants”), and certain current and former directors and officers of the Company (the “Director Defendants”).  The Complaint was filed in the District Court for the Southern District of New York on February 26, 2018.  The Complaint alleges, among other things, that the Former Advisor and the Director Defendants breached their fiduciary duties to the Company and its stockholders by putting their own interests above those of the Company, which breach was aided and abetted by certain of the Former Advisor Defendants. The Complaint also asserts claims of breach of contract against the Director Defendants, corporate waste against the Former Advisor and certain of the Director Defendants, and unjust enrichment against certain of the Director Defendants and Former Advisor Defendants. The Company had been investigating the above claims and others made by the stockholder since receipt of a shareholder demand letter from Mr. Milliken's attorneys in July 2017 and a supplemental demand letter in December 2017. In March 2018, the Company received a new demand letter from a different stockholder making substantially similar claims to those contemplated by the Complaint. The claims made in the Complaint and the new demand letter do not seek recovery of losses from or damages against the Company, but instead allege that the Company has sustained damages as a result of actions by the Former Advisor Defendants and the Director Defendants, and therefore no accrual of any potential liability was necessary as of June 30, 2018, other than for incurred out-of-pocket legal fees and expenses. The Company has consulted with its outside legal counsel and established a special litigation committee comprised solely of independent directors, which is investigating the claims made by both stockholders and evaluating the next steps that will be taken. In May 2018, the Company filed a motion to stay the Complaint pending the outcome of the investigation, and, in August 2018, the District Court granted the Company's motion.
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
Contingent Forward Liability
Pursuant to the SPA with the Brookfield Investor, the Company may become obligated to issue additional Class C Units to the Brookfield Investor and this obligation is considered a contingent forward contract under Accounting Standards Codification section 480 - Distinguishing Liabilities from Equity, and accounted for as a liability. The fair value of the contingent forward liability was initially recognized at zero since the contingent forward contract was executed at fair market value. The Company has determined the fair value of the contingent forward liability was $1.3 million as of June 30, 2018, which is included in the Consolidated Balance Sheets in accounts payable and accrued expenses. The Company will measure the contingent forward liability on a recurring basis until the Company is no longer obligated to issue additional Class C Units and any changes in fair value will be recognized through earnings. At the time that the Company is no longer obligated to issue additional Class C Units, the corresponding liability will be extinguished.

Note 13 - Related Party Transactions and Arrangements
Relationships with the Brookfield Investor and its Affiliates

As described in Note 3 - Brookfield Investment, on January 12, 2017, the Company and the OP entered into the SPA and the Framework Agreement. On March 31, 2017, the Initial Closing occurred and a variety of transactions contemplated by the SPA and the Framework Agreement were consummated, including the issuance and sale of the Redeemable Preferred Share and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

9,152,542.37 Class C Units and the execution or taking of various agreements and actions required to effectuate the Company's transition to self-management. On February 27, 2018, the Second Closing occurred, pursuant to which the Company sold 1,694,915.25 additional Class C Units to the Brookfield Investor, for a purchase price of $14.75 per Class C Unit, or $25.0 million in the aggregate. Holders of Class C Units are entitled to receive, with respect to each Class C Unit, fixed, quarterly cumulative cash distributions at a rate of 7.50% per annum from legally available funds. Holders of Class C Units are also entitled to receive, with respect to each Class C Unit, fixed, quarterly, cumulative PIK Distributions payable in Class C Units at a rate of 5% per annum. For the three and six months ended June 30, 2018, the Company paid cash distributions of $3.2 million and $6.0 million and PIK Distributions of 143,191.33 and 269,808.35, respectively, Class C Units to the Brookfield Investor, as the sole holder of the Class C Units.

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

During the three and six months ended June 30, 2017, the Company incurred zero and $4.6 million in asset management fees, respectively and zero and $0.9 million in general and administrative expense reimbursements, respectively, charged by and due to the Former Advisor, and zero and $2.0 million in property management fees to the Former Property Manager. As all of the Company's arrangements with the Former Advisor and the Former Property Manager (as described in more detail below) have been terminated, there were no fees or reimbursements to these parties incurred by the Company during the three and six months ended June 30, 2018. Except for the short-term note payable due to the Former Property Manager described below which was repaid in full during March 2018, there were no fees or reimbursements payable due to the Former Advisor and its affiliates as of June 30, 2018 and December 31, 2017, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

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
Note 15 - Sale of Hotels

During the six months ended June 30, 2018, the Company completed the sale of one hotel for a sales price of $5.7 million, resulting in a net loss of approximately $0.1 million, which is reflected in other income on the Company’s Consolidated Statement of Operations and Comprehensive Loss. The Company used the proceeds from the sale of the hotel to redeem $3.8 million in Grace Preferred Equity Interests in accordance with their terms and for other general corporate purposes.

No hotels were sold during the six months ended June 30, 2017.

Note 16 - Impairments

Impairments of Long-Lived Assets

During the three months ended June 30, 2018, the Company identified four hotel properties where the carrying value of the properties exceeded their fair value and management determined the excess carrying value was unrecoverable. The Company determined the fair value of each hotel using a market and income based approach. The market approach estimates value based on what other purchasers and sellers in the market have agreed to as price for comparable properties. The income approach utilizes assumptions such as discount rates, future cash flow, and capitalization rates.

These four hotels were identified for impairment review because of a long-term change in market conditions and the potential future sale of such properties. The Company recorded an aggregate impairment loss of $17.3 million on the four hotel properties during the three months ended June 30, 2018. The Company recorded $1.4 million of impairment loss on its hotel properties during the three months ended June 30, 2017.

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

Overview
We were incorporated on July 25, 2013 as a Maryland corporation and qualified as a REIT beginning with the taxable year ended December 31, 2014. We were formed primarily to acquire lodging properties in the midscale limited service, extended stay, select service, upscale select service, and upper upscale full service segments within the hospitality sector. As of June 30, 2018, we had acquired or had an interest in a total of 144 hotels with a total of 17,316 guest rooms located in 33 states. As of June 30, 2018, all but one of our hotels operated under a franchise or license agreement with a national brand owned by one of Hilton Worldwide, Inc., Marriott International, Inc., Hyatt Hotels Corporation and Intercontinental Hotels Group or one of their respective subsidiaries or affiliates.

As of June 30, 2018, following the Initial Closing, 79 of the hotel assets we have acquired were managed by Crestline Hotels & Resorts, LLC ("Crestline) and 65 of the hotel assets we have acquired were managed by other property managers. As of June 30, 2018, our other property managers were Hampton Inns Management LLC and Homewood Suites Management LLC, affiliates of Hilton Worldwide Holdings Inc. (38 hotels), InnVentures IVI, LP (2 hotels), McKibbon Hotel Management, Inc. (21 hotels) and Larry Blumberg & Associates, Inc. (4 hotels).

Following the suspension of our initial public offering (the “IPO” or the “Offering”) in 2015, our primary business objective has been a focus on meeting our capital requirements and on maximizing the value of our existing portfolio by continuing to invest in our hotels primarily through brand-mandated property improvement plans (“PIPs”), and through intensive asset management. In January 2017, we suspended paying distributions to our stockholders entirely and suspended our Distribution Reinvestment Program (the “DRIP”) in connection with our entry into a Securities Purchase, Voting and Standstill Agreement (the “SPA”) with the Brookfield Investor. Currently, under the Brookfield Approval Rights (as defined below), prior approval is required before we can declare or pay any distributions or dividends to our common stockholders, except for cash distributions equal to or less than $0.525 per annum per share.
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

On January 12, 2017, we, along with our operating partnership, Hospitality Investors Trust Operating Partnership, L.P. (then known as American Realty Capital Hospitality Operating Partnership, L.P.) (the “OP”), entered into (i) the SPA with the Brookfield Investor, as well as related guarantee agreements with certain affiliates of the Brookfield Investor, and (ii) a Framework Agreement (the “Framework Agreement”) with the Former Advisor, our former property managers, American Realty Capital Hospitality Properties, LLC and American Realty Capital Hospitality Grace Portfolio, LLC (together, the “Former Property Manager”), Crestline, then an affiliate of the Former Advisor and the Former Property Manager, American Realty Capital Hospitality Special Limited Partnership, LLC (the “Former Special Limited Partner”), another affiliate of the Former Advisor and the Former Property Manager, and, for certain limited purposes, the Brookfield Investor.
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
Prior to the Initial Closing, we had no employees, and we depended on the Former Advisor to manage certain aspects of our affairs on a day-to-day basis pursuant to the advisory agreement with the Former Advisor (the “Advisory Agreement”). The Framework Agreement provides for our transition from an externally managed company with no employees of our own that is dependent on the Former Advisor and its affiliates to manage our day-to-day operations, to a self-managed company. The transactions contemplated by the Framework Agreement generally were consummated at, and as a condition to, the Initial Closing. At the Initial Closing, pursuant to the Framework Agreement, the Advisory Agreement was terminated.
Substantially all of our business is conducted through the OP. Prior to the Initial Closing, we were the sole general partner and held substantially all of the units of limited partner interest in the OP entitled “OP Units” ("OP Units"). The Brookfield Investor holds all the issued and outstanding Class C Units which rank senior in payment of distributions and in the distribution of assets to the OP Units held by us, and BSREP II Hospitality II Special GP, OP LLC (the “Special General Partner”), an affiliate of the Brookfield Investor, is the special general partner of the OP, with certain non-economic rights that apply if we fail to redeem the Class C Units when required to do so, including the ability to commence selling the OP's assets until the Class C Units have been fully redeemed. As of June 30, 2018, the total liquidation preference of the issued and outstanding Class C Units was $169.2 million.
Our customers fall into three broad groups: transient business, group business and contract business. Transient business broadly represents individual business or leisure travelers. Business travelers make up the majority of transient demand at our hotels.

Our revenues are comprised of rooms revenue, food and beverage revenue and other revenue which accounted for approximately 94.5%, 3.2%, and 2.3%, respectively, of our total revenues during the three months ended June 30, 2018. Hotel operating expenses (which exclude acquisition and transaction costs, general and administrative, depreciation and amortization and impairment of goodwill and long-lived assets) represented approximately 68.9% of our total operating expenses during the three months ended June 30, 2018.

Critical Accounting Policies and Estimates
Real Estate Investments
We allocate the purchase price of properties acquired in real estate investments to tangible and identifiable intangible assets acquired based on their respective fair values at the date of acquisition. Tangible assets include land, land improvements, buildings and furniture, fixtures and equipment. We utilize various estimates, processes and information to determine the property value. Estimates of value are made using customary methods, including data from appraisals, comparable sales, discounted cash flow analysis and other methods. Amounts allocated to land, land improvements, buildings and furniture, fixtures and equipment are based on purchase price allocation studies performed by independent third parties or our analysis of comparable properties in our portfolio. Identifiable intangible assets and liabilities, as applicable, are typically related to contracts, including operating lease agreements, ground lease agreements and hotel management agreements, which are recorded at fair value. We also consider information obtained about each property as a result of our pre-acquisition due diligence in estimating the fair value of the tangible and intangible assets acquired and intangible liabilities assumed.
Prior to January 1, 2018, our acquisitions of hotel properties were accounted for as acquisitions of existing businesses, and all transaction costs associated with the acquisitions, were expensed as incurred. Beginning January 1, 2018, our acquisitions of hotel properties are expected to be accounted for as acquisitions of groups of assets, however the determination will be made on a transaction-by-transaction basis. If we conclude that an acquisition will be accounted for as a group of assets, the costs associated with the acquisition will be capitalized as part of the assets acquired. Investments in real estate that are not considered to be business combinations under GAAP are recorded at cost. Improvements and replacements are capitalized when they extend the useful life of the asset. Costs of repairs and maintenance are expensed as incurred. Depreciation of our assets is computed using the straight-line method over the estimated useful lives of up to 40 years for buildings, 15 years for land improvements, five years for furniture, fixtures and equipment, and the shorter of the useful life or the remaining lease term for leasehold interests.
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
Revenue Recognition
Our revenue is primarily from rooms, food and beverage, and other, and is disaggregated on our Consolidated Statement of Operations and Comprehensive Loss.
Room sales are driven by fixed fee charged to a hotel guest to stay at the hotel property for an agreed-upon period. A majority of our room reservations are cancellable and we transfer promised goods and services to the hotel guest as of the date upon which the hotel guest occupies a room and at the same time earns and recognizes revenue. We offer advance purchase reservations that are paid for by the hotel guest in advance and we recognize deferred revenue as a result of such reservations. Our obligation to the hotel guest is satisfied as of the date upon which the hotel guest occupies a room. Our room revenue accounted for 94.5% and 94.6% of our total revenue for the three months ended June 30, 2018 and 2017 respectively. Our room revenue accounted for 94.4% and 94.5% of our total revenue for the six months ended June 30, 2018 and 2017 respectively. Food, beverage, and other revenue are recognized at the point of sale on the date of the transaction as the hotel guest simultaneously obtains control of the good or service.
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
Pursuant to the SPA with the Brookfield Investor, we may become obligated to issue additional Class C Units to the Brookfield Investor and this obligation is considered a contingent forward contract under Accounting Standards Codification section 480 - Distinguishing Liabilities from Equity and accounted for as a liability. The fair value of the contingent forward liability was initially recognized at zero since the contingent forward contract was executed at fair market value. We determined the value of the contingent forward liability was $1.3 million as of June 30, 2018 (See Note 12 - Commitments and Contingencies). We will measure the contingent forward liability on a recurring basis until the underlying Class C Units are issued and any changes in fair value will be recognized through earnings. At the time that the underlying Class C Units are issued, the corresponding liability will be extinguished.

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

Results of Operations
Prior to the suspension of our IPO in November 2015, we depended, and expected to continue to depend, in substantial part on proceeds from our IPO to meet our major capital requirements. Following the suspension of our IPO in 2015, our primary business objective has been meeting our capital requirements and maximizing the value of our existing portfolio by continuing to invest in our hotels primarily through brand-mandated property improvement plans (“PIPs”), and through intensive asset management. In January 2017, we entered into the SPA and the Framework Agreement, and the consummation of the transactions contemplated by these agreements has generated, and is expected to continue to generate, additional liquidity through the sale of Class C Units to the Brookfield Investor at the Initial Closing, the Second Closing and at other Subsequent Closings. We also expect to achieve cost savings realized as part of our transition to self-management through reduced property management fees and the elimination of external asset management fees to the Former Advisor (offset by expenses previously borne by the Former Advisor that are now incurred directly by us as a self-managed company). The Subsequent Closings are subject to conditions, and may not be completed on their current terms, or at all, and the cost savings from our transition to self-management may not be realized to the extent we are anticipating, or at all.
While receipt of all the proceeds from our sale of Class C Units at the Initial Closing, the Second Closing and Subsequent Closings would provide the liquidity needed to satisfy certain of our liquidity and capital requirements, including our obligation to redeem all issued and outstanding Grace Preferred Equity Interests ($219.7 million as of June 30, 2018) by February 27, 2019 and certain of our PIP obligations, these amounts may not be sufficient to satisfy all of our capital requirements. We may need to seek additional debt or equity financing consisting of common stock, preferred stock or warrants, or any combination thereof to meet our capital requirements, which may not be available on favorable terms or at all, and may only be obtained subject to the Brookfield Approval Rights.
We sold four non-core assets during the fourth quarter of 2017 and the first quarter of 2018 which generated net proceeds of $4.3 million after associated repayments of Grace Preferred Equity Interests and indebtedness, and we intend to continue to look at opportunities to strategically sell non-core assets and reallocate any capital generated by the sales into opportunities that we believe will produce more attractive stockholder returns.  However, we cannot provide any assurance that this strategy will be successful.

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

We believe that the continued execution of our hotel reinvestment program, primarily through the brand-mandated PIPs will maximize long-term value for our stockholders and position us for future success and a potential liquidity event for our investors. While it is our intention to achieve a liquidity event, there can be no assurance as to when or if we will ultimately be able to do so and as to the terms of any such liquidity event.

Our results of operations have in the past, and may continue to be, impacted by our acquisition activity. Our hotel portfolio has been acquired through a series of portfolio purchases, as shown in the table below.

Acquisition Date	Portfolio	Number of Hotels	Purchase Price(1)
March 2014	Barceló Portfolio	6	$110.1 million
February 2015	Grace Portfolio	116(2)	$1.8 billion
October 2015	First Summit Portfolio	10	$150.1 million
November 2015	First Noble Portfolio	2	$48.6 million
December 2015	Second Noble Portfolio	2	$59.0 million
February 2016	Third Summit Portfolio	6	$108.3 million
April 2017	Second Summit Portfolio (referred to herein as the "April Acquisition")	7	$66.5 million
(1) Exclusive of closing costs
(2) Since the acquisition date, five hotels have been sold reducing the size of this portfolio to 111 properties.

During December 2015 and January 2016, we terminated our obligation to acquire 24 hotels, and as a result forfeited an aggregate of $41.1 million in non-refundable deposits.

Our ability to make future acquisitions is subject to the Brookfield Approval Rights. Additionally, in order to make acquisitions, we will need to obtain additional capital, such as through asset sales or equity or debt financings, and generating capital from these sources is also subject to the Brookfield Approval Rights. There can be no assurance any required prior approval would be provided when requested.

Comparison of the Three Months Ended June 30, 2018 to the Three Months Ended June 30, 2017
Room revenues for the portfolio were $155.8 million for the three months ended June 30, 2018, compared to room revenues of $158.0 million for the three months ended June 30, 2017. The decrease in room revenues was driven by lower occupancy primarily as a result of an aggregate of 10 hotels under renovation pursuant to the Company's PIP program during the three months ended June 30, 2018, and a lower number of total rooms in the portfolio due to the sale of three hotels during the fourth quarter of 2017 and one hotel during the first quarter of 2018. Ten hotels were under renovation during the three months ended June 30, 2018 (representing approximately 600 nights when a room could not be used due to ongoing renovations), compared to four hotels that were under renovation during the three months ended June 30, 2017 (representing approximately 200 nights when a room could not be used due to renovations). The decrease in occupancy was also driven by a slow return to normal occupancy for hotels that had recently completed renovations. This decline was offset in part by an increase in ADR.
The following table presents actual operating information of the hotels in our portfolio for the periods in which we have owned them.

	Three Months Ended
Total Portfolio	June 30, 2018	June 30, 2017
Number of rooms	17,316	17,845
Occ	79.4%	80.4%
ADR	$126.64	$124.56
RevPAR	$100.58	$100.16

Our results of operations include the hotels we own beginning on the date of each hotel's acquisition and the hotels that we have sold through the date of disposition. The following table presents pro-forma operating information of the hotels in our portfolio as if we had owned each hotel in our portfolio as of June 30, 2018, for the full periods presented.

	Three Months Ended
Pro-forma (144 hotels)	June 30, 2018	June 30, 2017
Number of rooms	17,316	17,316
Occ	79.4%	80.9%
ADR	$126.64	$125.27
RevPAR	$100.58	$101.34
RevPAR change	(0.8)%
The information in the table below presents pro-forma operating information for only the hotels that we classify as not under renovation as of June 30, 2018. We consider hotels to be under renovation beginning in the quarter that they start material renovations and continuing until the end of the fourth full quarter following the substantial completion of the renovations. The hotel business is capital-intensive and renovations are a regular part of the business. A large-scale capital project that would cause a hotel to be considered to be under renovation is an extensive renovation of core aspects of the hotel, such as rooms, meeting space, lobby, bars, restaurants, and other public spaces. Both quantitative and qualitative factors are taken into consideration in determining if a particular renovation would cause a hotel to be considered to be under renovation for these purposes, including unusual or exceptional circumstances such as: a reduction or increase in room count, a significant alteration of the business operations, or the closing of material portions of the hotel during the renovation.

	Three Months Ended
Pro-forma hotels not under renovation (100 hotels)	June 30, 2018	June 30, 2017
Number of rooms	12,310	12,310
Occ	80.5%	81.0%
ADR	$127.38	$125.43
RevPAR	$102.54	$101.62
RevPAR change	0.9%

The information in the table below presents pro-forma operating information for a subset of the 100 hotels classified as not under renovation. These 34 hotels were the first ones renovated as part of our PIP program and the renovations were substantially completed during 2016.

	Three Months Ended
Pro-forma hotels not under renovation with completed renovations (34 hotels)	June 30, 2018	June 30, 2017
Number of rooms	4,256	4,256
Occ	83.1%	82.4%
ADR	$131.15	$127.20
RevPAR	$108.93	$104.88
RevPAR change	3.9%

Pro-forma RevPAR for the three months ended June 30, 2018, declined 0.8%, compared to the three months ended June 30, 2017, due to a decline in occupancy, partially offset by an increase in ADR. The primary driver of the occupancy decline was due to the same factors that impacted the revenue decline for these periods as described above (i.e., an increase in the number of hotels under renovation pursuant to the Company’s PIP program). Pro-forma RevPAR for our hotels not under renovation (100 hotels) increased by 0.9% in the current period as compared to the prior year period due to an increase in ADR partially offset by a decline in occupancy. Pro-forma RevPAR for our hotels classified as not under renovation with renovations substantially completed during 2016 (34 hotels) increased by 3.9% in the current period as compared to the prior year period, due to increases in occupancy and ADR.
Other non-room operating revenues for the portfolio include food and beverage, and other ancillary revenues such as conference center, market, parking, telephone and cancellation fees. Total non-room operating revenues, including the results of the hotels in our portfolio as if we had owned each hotel in our portfolio for the three months ended June 30, 2018, and the three months ended June 30, 2017, were flat driven by a decrease in food and beverage revenue offset by an increase in other revenue.

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

•
Management fees: Management fees decreased $6.7 million for the quarter ended March 31, 2018, reflecting cost savings realized as part of our transition to self-management which occurred on March 31, 2017 through reduced property management fees and the elimination of external asset management fees to the Former Advisor. As discussed further below, this decline was offset in part by an increase in certain general and administrative expenses due to expenses previously borne by the Former Advisor that are now incurred directly by us as a self-managed company. Management fees include base management fees paid to third party property managers and are computed as a percentage of gross revenue. Beginning as of the Initial Closing, the base management fees were reduced from up to 4% to up to 3%. Incentive management fees may be paid to third party property managers when operating profit or other performance metrics exceed certain threshold levels. Asset management fees payable under the Advisory Agreement, which was terminated at the Initial Closing, were computed as a percentage of the lower of the cost or the fair market value of our assets.

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

Total hotel operating expenses (which exclude acquisition and transaction costs, general and administrative and depreciation and amortization and impairment of long-lived assets), including the results of the hotels in our portfolio as if we had owned each hotel in our portfolio for the three months ended June 30, 2018, and the three months ended June 30, 2017, decreased by approximately 0.7% over the prior year period primarily due to lower rooms expense and other property-level operating expenses associated with the decrease in revenues.
Acquisition and transaction related costs decreased by approximately $0.4 million for the three months ended June 30, 2018, compared to the prior year period. Acquisition and transaction related costs in the prior year period were due to costs associated with the April Acquisition of seven hotels from Summit.
General and administrative decreased by approximately $2.1 million for the three months ended June 30, 2018, compared to the prior year period, primarily due to lower professional fees and the absence of refinancing costs incurred in the three months ended June 30, 2017. Our general and administrative expenses for the three months ended June 30, 2018 included out-of-pocket legal fees and expenses incurred related to the litigation described at Note 12 of the consolidated financial statements included in this Form 10-Q, and we expect these legal fees and expenses to continue in future periods.
Depreciation and amortization increased by approximately $2.3 million for the three months ended June 30, 2018, compared to the prior year period, due to completed PIPs and the April Acquisition of seven hotels from Summit.
Impairment of goodwill and long-lived assets decreased by $0.2 million for the three months ended June 30, 2018, compared to the prior year period. For the three months ended June 30, 2018, a $17.3 million impairment was recorded related to the long-lived assets of four hotels. See Note 16 - Impairments to our accompanying consolidated financial statements included in this Quarterly Report on Form 10-Q for further details. For the three months ended June 30, 2017, a $16.1 million impairment was recorded related to goodwill, and a $1.4 million impairment was recorded related to the long-lived assets of two hotels. See Note 2 - Significant Accounting Policies to our accompanying consolidated financial statements included in this Quarterly Report on Form 10-Q for further details.
Interest expense increased $0.3 million for the three months ended June 30, 2018, compared to the prior year period, primarily driven by increased mortgage debt, an increase in interest rates, and higher amortization of deferred financing costs on the new loans from the April 2017 refinancing transactions.
Comparison of the Six Months Ended June 30, 2018 to the Six Months Ended June 30, 2017
Room revenues were $287.6 million for the six months ended June 30, 2018, compared to room revenues of $293.7 million for the six months ended June 30, 2017. The decrease in room revenues was driven by lower occupancy primarily as a result of an aggregate of 32 hotels under renovation pursuant to the Company's PIP program during the six months ended June 30, 2018, and a lower number of total rooms in the portfolio due to the sale of three hotels during the fourth quarter of 2017 and one hotel during the first quarter of 2018. 32 hotels were under renovation during the six months ended June 30, 2018 (representing approximately 2,600 nights when a room could not be used due to ongoing renovations), compared to six hotels that were under renovation during the six-months ended June 30, 2017 (representing approximately 700 nights when a room could not be used due to renovations. The decrease in occupancy was also driven by a slow return to normal occupancy for hotels that had recently completed renovations. This decline was offset in part by an increase in ADR and by the impact of the April Acquisition of seven hotels in April 2017.
The following table presents actual operating information of the hotels in our portfolio for the periods in which we owned them.

	Six Months Ended
Total Portfolio	June 30, 2018	June 30, 2017
Number of rooms	17,316	17,845
Occ	74.0%	76.6%
ADR	$125.30	$123.53
RevPAR	$92.69	$94.63
The following table presents pro-forma operating information of the hotels in our portfolio as if we had owned each hotel in our portfolio as of June 30, 2018, for the full periods presented.

	Six Months Ended
Pro forma (144 hotels)	June 30, 2018	June 30, 2017
Number of rooms	17,316	17,316
Occ	74.1%	77.0%
ADR	$125.44	$124.00
RevPAR	$92.98	$95.53
RevPAR change	(2.7)%
The information in the table below presents pro-forma operating information for only the hotels that we classify as not under renovation as of June 30, 2018.

	Six Months Ended
Pro forma hotels not under renovation (100 hotels)	June 30, 2018	June 30, 2017
Number of rooms	12,310	12,310
Occ	76.9%	77.7%
ADR	$126.65	$125.07
RevPAR	$97.45	$97.19
RevPAR change	0.3%

The information in the table below presents pro-forma operating information for a subset of the 100 hotels classified as not under renovation. These 34 hotels were the first ones renovated as part of our PIP program and the renovations were substantially completed during 2016.

	Six Months Ended
Pro-forma hotels not under renovation with completed renovations (34 hotels)	June 30, 2018	June 30, 2017
Number of rooms	4,256	4,256
Occ	80.5%	79.5%
ADR	$130.09	$126.86
RevPAR	$104.68	$100.86
RevPAR change	3.8%

Pro-forma RevPAR for the six months ended June 30, 2018, declined 2.7%, compared to the six months ended June 30, 2017, due to a decline in occupancy, partially offset by an increase in ADR. The primary driver of the occupancy decline was due to the same factors that impacted the revenue decline for these periods as described above (i.e., an increase in the number of hotels under renovation pursuant to the Company’s PIP program). Pro-forma RevPAR for our hotels not under renovation (100 hotels) increased by 0.3% in the current period as compared to the prior year period due to an increase in ADR, partially offset by a decrease in occupancy. Pro-forma RevPAR for our hotels classified as not under renovation with renovations substantially completed during 2016 (34 hotels) increased by 3.8% in the current period as compared to the prior year period, due to increases in occupancy and ADR.
Other non-room operating revenues for the portfolio include food and beverage, and other ancillary revenues such as conference center, market, parking, telephone and cancellation fees. Total non-room operating revenues, including the results of the hotels in our portfolio as if we had owned each hotel in our portfolio for the six months ended June 30, 2018, and the six months ended June 30, 2017, were flat driven by a decrease in food and beverage revenue offset by an increase in other revenue.
Total hotel operating expenses (which exclude acquisition and transaction costs, general and administrative, depreciation and amortization and impairment of long-lived assets), including the results of the hotels in our portfolio as if we had owned each hotel in our portfolio for the six months ended June 30, 2018, and the six months ended June 30, 2017, decreased approximately 2.1% over the prior year period primarily due to the reduction in base property management fees and elimination of asset management fees effective as of the Initial Closing and due to lower rooms expense and other property-level operating expenses associated with the decrease in revenues.
Acquisition and transaction related costs decreased approximately $0.5 million for the six months ended June 30, 2018, compared to the prior year period. Acquisition and transaction related costs in the prior year ended June 30, 2017 were due to costs associated with the April Acquisition of seven hotels from Summit.
General and administrative decreased approximately $0.2 million for the six months ended June 30, 2018, compared to the prior year period, primarily due to the absence of certain one-time costs associated with our transition to self-management and the April 2017 refinancing transactions, partially offset by the commencement of payment of employee salaries and benefits following our transition to a self-managed company. Our general and administrative expenses for the six months ended June 30, 2018 included out-of-pocket legal fees and expenses incurred related to the litigation described at Note 12 of the consolidated financial statements included in this Form 10-Q, and we expect these legal fees and expenses to continue in future periods.
Depreciation and amortization increased approximately $2.6 million for the six months ended June 30, 2018, compared to the prior year period, due to completed PIPs and the April Acquisition of seven hotels from Summit.
Impairment of goodwill and long-lived assets decreased approximately $0.2 million for the six months ended June 30, 2018, compared to the prior year period. For the six months ended June 30, 2018, a $17.3 million impairment was recorded related to the long-lived assets of four hotels. See Note 16 - Impairments to our accompanying consolidated financial statements included in this Quarterly Report on Form 10-Q for further details. For the six months ended June 30, 2017, a $16.1 million impairment was recorded related to goodwill, and a $1.4 million impairment was recorded related to the long-lived assets of two hotels. See Note 2 - Significant Accounting Policies to our accompanying consolidated financial statements included in this Quarterly Report on Form 10-Q for further details.
Interest expense increased approximately $2.0 million for the six months ended June 30, 2018, compared to the prior year period, primarily driven primarily driven by increased mortgage debt, an increase in interest rates and higher amortization of deferred financing costs on the new loans from the April 2017 refinancing transactions.
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
The following table reconciles our net loss attributable to common stockholders in accordance with GAAP to Hotel EBITDA for the three and six months ended June 30, 2018, and for the three and six months ended June 30, 2017:

	For the Three Months Ended June 30, 2018	For the Three Months Ended June 30, 2017	For the Six Months Ended June 30, 2018	For the Six Months Ended June 30, 2017
Net loss attributable to common stockholders	$(29,439)	$(27,255)	$(53,238)	$(47,934)
Deemed dividend related to beneficial conversion feature of Class C Units	—	—	—	4,535
Dividends on Class C Units	5,281	4,312	9,950	4,312
Accretion of Class C Units	638	541	1,227	541
Net loss before dividends and accretion (in accordance with GAAP)	(23,520)	(22,402)	(42,061)	(38,546)
Less: Net income (loss) attributable to non-controlling interest	47	63	19	83
Net loss and comprehensive loss (in accordance with GAAP)	$(23,473)	$(22,339)	$(42,042)	$(38,463)
Depreciation and amortization	28,253	25,911	54,624	52,055
Impairment of goodwill and long-lived assets	17,255	17,442	17,255	17,442
Interest expense	26,234	25,911	51,340	49,291
Acquisition and transaction related costs	27	462	27	498
Other income (expense)	(126)	(25)	(113)	(37)
Equity in earnings of unconsolidated entities	(56)	(179)	98	(150)
General and administrative	4,824	6,915	9,681	9,841
Income tax benefit	334	1,676	(910)	433
Hotel EBITDA	$53,272	$55,774	$89,960	$90,910

Cash Flows
Net cash provided by operating activities was $38.0 million for the six months ended June 30, 2018. Cash provided by operating activities was positively impacted primarily by increases in accounts payable and accrued expenses, offset by increases in prepaid expenses and other assets.

Net cash used in investing activities was $54.5 million for the six months ended June 30, 2018, primarily attributable to capital investments in our properties, offset by the proceeds from the sale of a hotel.
Net cash flow provided by financing activities was $2.5 million for the six months ended June 30, 2018. Cash provided by financing activities was primarily positively impacted by the net proceeds from the sale of Class C Units offset by the use of a portion of those net proceeds to partially redeem the Grace Preferred Equity Interests and cash distributions paid on Class C Units.
Election as a REIT
We elected and qualified to be taxed as a REIT commencing with our taxable year ended December 31, 2014. In order to continue to qualify as a REIT, we must annually distribute to our stockholders 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding net capital gain, and must comply with various other organizational and operational requirements. As of December 31, 2017, we had approximately $140.0 million of net operating loss ("NOL") carry forward that may be used in the future to reduce the amount otherwise required to be distributed by us to meet REIT requirements. These NOLs will not begin to expire for over a decade.

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
Liquidity and Capital Resources
As of June 30, 2018, we had cash and cash equivalents on hand of $66.7 million. Under certain of our debt obligations, we are required to maintain minimum liquidity of $15.0 million to comply with financial covenants, and we expect to satisfy this covenant through liquidity we maintain at individual hotels as well as through other sources.
As of June 30, 2018, we had principal outstanding of $1.5 billion under our indebtedness plus an additional $219.7 million in liquidation value of Grace Preferred Equity Interests (which are treated as indebtedness for accounting purposes), most of which was incurred in acquiring the properties we currently own. On February 27, 2018, we used $10.6 million of proceeds from the Second Closing to reduce the liquidation value of the Grace Preferred Equity Interests to $223.5 million, and thereby satisfied our obligation to redeem 50.0% of the Grace Preferred Equity Interests originally issued by such date. During the six months ended June 30, 2018, we also used $3.8 million of proceeds from the sale of one of our hotels to further reduce the liquidation value of the Grace Preferred Equity Interests to $219.7 million as of June 30, 2018. The Grace Preferred Equity Interests are required to be redeemed in full by February 27, 2019, and we intend to utilize proceeds from Subsequent Closings to redeem the Grace Preferred Equity Interests on or prior to such date. The Subsequent Closings are subject to conditions, and there can be no assurance they will be completed on their current terms, or at all.
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
Pursuant to the SPA, at the Initial Closing, we used a portion of the net proceeds to redeem $47.3 million in outstanding Grace Preferred Equity Interests and to pay in full the $23.7 million outstanding under a loan payable to Summit in connection with a February 2016 acquisition of six hotels from Summit and a new purchase price deposit on the April Acquisition. Pursuant to the SPA, subsequent to the Initial Closing, we used $26.9 million of the net proceeds to pay a portion of the purchase price for the April Acquisition and $15.0 million to fund PIPs and related lender reserves. Pursuant to the SPA, the gross proceeds from the sale of the Class C Units at the Second Closing were used as follows: (i) $10.6 million to redeem outstanding Grace Preferred Equity Interests; and (ii) $14.4 million to fund brand-mandated PIPs and related lender reserves.
The Brookfield Investor has agreed to purchase additional Class C Units at Subsequent Closings in an aggregate amount not to exceed $240.0 million. Generally, the proceeds from the sale of Class C Units at Subsequent Closings may be used to redeem the Grace Preferred Equity Interests at or around the time they are required to be redeemed, with the balance available to fund PIPs and related lender reserves, repay amounts then outstanding with respect to mortgage debt principal and interest and working capital. As of June 30, 2018, $219.7 million in liquidation value of Grace Preferred Equity Interests was outstanding, and, accordingly, $20.3 million in Class C Units was available to be issued at Subsequent Closings to meet any other capital requirements. The Subsequent Closings are subject to conditions, and there can be no assurance they will be completed on their current terms, or at all.
We engage in a continued process of renovating and improving our hotels. Since acquisition we have reinvested more than $277.2 million in our hotels through PIPs and other capital improvements. This includes the approximately $350 million PIP program we are currently undertaking across a significant portion of the portfolio. We expect to complete our PIP program over the next two to three years. As of June 30, 2018, we have substantially completed work on 76 of the 141 hotels that are part of our PIP program, and an additional two hotels are expected to be substantially completed in the third quarter of 2018. During the third and fourth quarters of 2018, we anticipate beginning PIP work on 22 hotels, of which five hotels are expected to have work substantially completed in the fourth quarter of 2018 and another 17 hotels are expected to have work substantially completed in the second quarter of 2019. We expect to spend approximately $100 million as part of our PIP program and other capital improvements during 2018, $60.6 million of which has been spent as of June 30, 2018. We periodically deposit reserves with our mortgage lenders that we utilize to fund a portion of the PIP work and other capital improvements. As of June 30, 2018, we had $20.8 million of PIP and other capital improvements reserves. We are scheduled to fund an additional $7.7 million in PIP reserves with our mortgage lenders during 2018, and $26.6 million during the period from 2019 through 2021.

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

To date, we have funded our PIP program primarily from proceeds from our IPO, which was suspended at the end of 2015 and terminated in accordance with its terms in January 2017, operating cash flows, and proceeds from borrowings and the sale of Class C Units to the Brookfield Investor. We expect to fund our ongoing PIP program and other capital improvements during 2018 primarily from operating cash flows and cash on hand.

We have financed substantially all of our hotels with mortgage debt and, in some cases, mezzanine debt. The maturity date and certain other terms of our mortgage and mezzanine debt obligations are summarized at Note 6 of the consolidated financial statements included in this Form 10-Q. We intend to manage the maturity of these debt obligations by extending or refinancing the related debt at or prior to maturity. Depending upon market conditions, we may seek to generate additional liquidity from financing and refinancing of hotels in our portfolio, and this liquidity, to the extent available, may be utilized for various corporate purposes such as to repay other indebtedness, fund the PIP program or, subject to the Brookfield Approval Rights, for new hotel acquisitions.

In April 2017, we refinanced $895.4 million principal amount then outstanding under the mortgage and mezzanine indebtedness encumbering 95 hotels in the Grace Portfolio with new mortgage and mezzanine loans encumbering 87 of those properties (the “87-Pack Loans”). The 87-Pack Loans have an aggregate principal amount of $915.0 million and mature in May 2019, subject to three one-year extension rights at our option. Also in April 2017, we refinanced $235.5 million principal amount then outstanding under a term loan agreement secured by 20 of our hotels that was scheduled to mature in August 2018, with a new term loan secured by those hotels as well as the seven hotels acquired in the April Acquisition and one unencumbered hotel from our existing portfolio. The term loan has an aggregate principal amount of $310.0 million and matures in May 2019, subject to three one-year extension rights.

As of June 30, 2018, our loan-to-value ratio was 68.4% including the Grace Preferred Equity Interests, and our loan-to-value ratio excluding the Grace Preferred Equity Interests, was 59.7%. These leverage percentages are calculated based on consolidated balance sheet values.
We believe we will be successful in extending or refinancing our mortgage and mezzanine debt, but we cannot provide any assurance in this regard. Our ability to refinance debt will be affected by various factors existing at the relevant time, such as capital and credit market conditions, the state of the national and regional economies, local real estate conditions, the equity in and value of the related collateral and our financial condition. Any refinancing may also require prior approval under the Brookfield Approval Rights if it is not as specifically set forth in the annual business plan (including the annual operating and capital budget) required under the terms of the Redeemable Preferred Share (the "Annual Business Plan") or in a principal amount not greater than the amount to be refinanced and on terms no less favorable to us. If we are not able to extend these debt obligations or refinance them when they mature, we will be required to seek alternative financing to continue our operations. No assurance can be given that any extension, refinancing or alternative financing will be available when required or that we will be able to negotiate acceptable terms. Moreover, if interest rates are higher when these loans are refinanced or replaced with alternative financing, our cash flow would be reduced.
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
On May 14, 2018, we commenced a self-tender offer (the “Company Offer”) for up to 1,000,000 shares of common stock at a price of $7.05 per share. The Company Offer was made in response to an unsolicited offer to stockholders commenced on May 7, 2018 by a third party. The Company Offer expired at 5:00 p.m., New York City time, on June 29, 2018. On June 29, 2018, a total of 170,260 shares were tendered in the Company Offer and purchased and subsequently retired by the Company, for an aggregate purchase price of $1.2 million, which we funded with cash on hand. On August 2, 2018, we were advised that, due to an error by the Depositary for the Company Offer, a total of 912 shares were improperly accepted in the Company Offer. Upon correction of this error, the total shares purchased and retired by us was 169,348 shares.

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

Accordingly, we paid a cash distribution to stockholders of record each day during the three months ended March 31, 2016, but any distributions for subsequent periods were paid in shares of common stock.
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

For the three and six months ended June 30, 2018, we paid cash distributions of $3.2 million and $6.0 million, respectively, on the Class C Units, and PIK Distributions of 143,191.33 and 269,808.35, respectively, to the Brookfield Investor, as the sole holder of the Class C Units.

Contractual Obligations
We have the following contractual obligations as of June 30, 2018:
Debt Obligations:
The following is a summary of our mortgage notes payable obligations as of June 30, 2018 (in thousands):

	Total	2018	2019-2021	2022	Thereafter
Principal payments due on mortgage notes payable	$1,513,000	$—	$288,000	$1,225,000	$—
Interest payments due on mortgage notes payable	270,527	38,378	211,189	25,960	—
Total	$1,783,527	$38,378	$499,189	$1,250,960	$—
Mortgage notes payable due dates assume exercise of all borrower extension options.

The following is a summary of the Grace Preferred Equity Interests, our mandatorily redeemable preferred securities, as of June 30, 2018 (in thousands):

	Total	2018	2019-2021	2022	Thereafter
Mandatory redemptions due on mandatorily redeemable preferred securities	$219,746	$—	$219,746	$—	$—
Monthly distributions due on mandatorily redeemable preferred securities	11,881	7,697	4,184	—	—
Total	$231,627	$7,697	$223,930	$—	$—

Class C Unit Obligations:

The following table reflects the cash distributions on the Class C Units due from us over the next five years and thereafter for our arrangements as of June 30, 2018 (in thousands):

	Total	2018	2019-2021	2022	Thereafter
Distributions on Class C Units	$52,790	$6,528	$42,518	$3,744	$—
The foregoing summary does not include the impact of Class C Units that may be issued at Subsequent Closings or their associated PIK Distributions.
Lease Obligations:
The following table reflects the minimum base rental cash payments due from us over the next five years and thereafter for our arrangements as of June 30, 2018 (in thousands):

	Total	2018	2019-2021	2022	Thereafter
Lease payments due	$100,046	$2,540	$15,763	$5,292	$76,451
Property Improvement Plan Reserve Deposits:
The following table reflects estimated PIP reserve deposits that are required under our mortgage debt obligations over the next five years as of June 30, 2018 (in thousands):

	Total	2018	2019-2021	2022	Thereafter
PIP reserve deposits due	$34,252	$7,681	$26,571	$—	$—

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
As of June 30, 2018, we had not fixed the interest rate for $1.2 billion of our secured variable-rate debt. As a result, we are subject to the potential impact of rising interest rates, which could negatively impact our profitability and cash flows. In order to mitigate our exposures to changes in interest rates, we have entered into interest rate cap agreements with respect to all $1.2 billion of our variable-rate debt. The estimated impact on our annual results of operations, of an increase or decrease of 100 basis points in interest rates, would be to increase or decrease annual interest expense by approximately $12.4 million. The estimated impact assumes no changes in our capital structure. As the information presented above includes only those exposures that exist as of June 30, 2018, it does not consider those exposures or positions that could arise after that date. The information represented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.

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
No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings.
We are not a party to any material pending legal or regulatory proceedings, other than as set forth below.

In February 2018, one of our stockholders, Tom Milliken, filed a derivative complaint (the “Complaint”) on behalf of us and against us, as well as the Former Advisor, the Former Property Manager, various affiliates of those entities (together, the “Former Advisor Defendants”), and certain of our current and former directors and officers of the Company (the “Director Defendants”). The Complaint was filed in the District Court for the Southern District of New York on February 26, 2018. The Complaint alleges, among other things, that the Former Advisor and the Director Defendants breached their fiduciary duties to us and our stockholders by putting their own interests above our interests, which breach was aided and abetted by certain of the Former Advisor Defendants. The Complaint also asserts claims of breach of contract against the Director Defendants, corporate waste against the Former Advisor and certain of the Director Defendants, and unjust enrichment against certain of the Director Defendants and Former Advisor Defendants. We had been investigating the above claims and others made by the stockholder since receipt of a shareholder demand letter from Mr. Milliken's attorneys in July 2017 and a supplemental demand letter in December 2017. In March 2018, we received a new demand letter from a different stockholder making substantially similar claims to those contemplated by the Complaint. The claims made in the Complaint and the new demand letter do not seek recovery of losses from or damages against us, but instead allege that we have sustained damages as a result of actions by the Former Advisor Defendants and the Director Defendants, and therefore no accrual of any potential liability was necessary as of June 30, 2018, other than for incurred out-of-pocket legal fees and expenses. We have consulted with our outside legal counsel and established a special litigation committee comprised solely of independent directors, which is investigating the claims made by both stockholders and evaluating the next steps that will be taken. In May 2018, we filed a motion to stay the Complaint pending the outcome of the investigation, and, in August 2018, the District Court granted our motion.
Item 1A. Risk Factors.
There have been no material changes to the risk factors disclosed in our 2017 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Except as previously disclosed in a Current Report on Form 8-K, we did not sell any equity securities that were not registered under the Securities Act during the three months ended June 30, 2018.

On May 14, 2018, we commenced the Company Offer for up to 1,000,000 shares of common stock at a price of $7.05 per share. The Company Offer was made in response to an unsolicited offer to stockholders commenced on May 7, 2018 by a third party. The Company Offer expired at 5:00 p.m., New York City time, on June 29, 2018. On June 29, 2018, a total of 170,260 shares were tendered in the Company Offer and purchased and subsequently retired by the Company, for an aggregate purchase price of $1.2 million. On August 2, 2018, we were advised that, due to an error by the Depositary for the Company Offer, a total of 912 shares were improperly accepted in the Company Offer. Upon correction of this error, the total shares purchased and retired by us was 169,348 shares.

Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
None.
Item 5. Other Information.

Pursuant to their employment agreements with us, each of our executive officers (Jonathan P. Mehlman, our chief executive officer and president, Edward T. Hoganson, our chief financial officer and treasurer, and Paul C. Hughes, our general counsel and secretary) is eligible for an annual cash bonus (at target, threshold and maximum levels set forth in the applicable employment agreement) and an annual long-term incentive equity award (at a target level set forth in the applicable employment agreement) based on the achievement of performance goals established by our board of directors or our compensation committee after consultation with Mr. Mehlman. The actual amounts awarded are at the discretion of our board of directors or our compensation committee based on its determination during the first quarter of 2019 of the level of achievement with respect to the established goals. On August 7, 2018, our compensation committee established the annual performance goals for the fiscal year ending December 31, 2018. These goals are the same for the annual cash bonus and the annual long-term incentive equity award for each executive officer and relate to the following: (i) Corporate EBITDA as compared to the budget included in the Annual Business Plan (weighted as 45% of the total bonus or award, as applicable); (ii) RevPAR penetration index (excluding performance during any renovation period) relative to the prior year (weighted as 35% of the total bonus or award, as applicable); and (iii) the cost, timing and impact on operating performance of PIPs and other capital expenditures at certain hotels relative to budgeted amounts (weighted as 20% of the total bonus or award, as applicable).

Item 6. Exhibits.
EXHIBIT INDEX
The following exhibits are included in this Quarterly Report on Form 10-Q for the three months ended June 30, 2018 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
10.1*
Sixth Amendment to Amended and Restated Agreement of Limited Partnership of Hospitality Investors Trust Operating Partnership, L.P. dated as of July 2, 2018, by Hospitality Investors Trust, Inc., as general partner

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
XBRL (eXtensible Business Reporting Language). The following materials from Hospitality Investors Trust, Inc. Quarterly Report on Form 10-Q for the six months ended June 30, 2018, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statements of Changes in Stockholders' Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

* Filed herewith

HOSPITALITY INVESTORS TRUST, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOSPITALITY INVESTORS TRUST, INC.

Dated: August 9, 2018	By: /s/ Jonathan P. Mehlman Name: Jonathan P. Mehlman Title: Chief Executive Officer and President (Principal Executive Officer)
Dated: August 9, 2018	By: /s/ Edward T. Hoganson Name: Edward T. Hoganson Title: Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)