Form 10-Q
period 2018-09-30
Hospitality Investors Trust, Inc.
filed 2018-11-08
CIK 1583077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-55394
HOSPITALITY INVESTORS TRUST, INC.
(Exact Name of Registrant as Specified in its Charter)

Maryland	80-0943668
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Park Avenue Tower, 65 East 55th Street, Suite 801, New York, NY	10022
(Address of Principal Executive Office)	(Zip Code)

(571) 529-6390
(Registrant’s Telephone Number, Including Area Code)

450 Park Avenue, Suite 1400, New York, NY, 10022
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒
No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐

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

The number of shares of the registrant's common stock, $0.01 par value, outstanding as of November 1, 2018 was 39,343,604.

Page
PART I
Item 1. Financial Statements	1
Consolidated Balance Sheets as of September 30, 2018 (Unaudited) and December 31, 2017	1
Consolidated Statements of Operations and Comprehensive Loss (Unaudited) for the Three Months Ended September 30, 2018 and the Three Months Ended September 30, 2017 and for the Nine Months Ended September 30, 2018 and the Nine Months Ended September 30, 2017	3
Consolidated Statement of Changes in Equity (Unaudited) for the Nine Months Ended September 30, 2018	4
Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2018 and for the Nine Months Ended September 30, 2017	5
Notes to Consolidated Financial Statements (Unaudited)	7
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	28
Item 3. Quantitative and Qualitative Disclosures About Market Risk	46
Item 4. Controls and Procedures	46
PART II
Item 1. Legal Proceedings	47
Item 1A. Risk Factors	47
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	47
Item 3. Defaults Upon Senior Securities	47
Item 4. Mine Safety Disclosures	47
Item 5. Other Information	47
Item 6. Exhibits	48
Signatures	49

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

HOSPITALITY INVESTORS TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)

	September 30, 2018	December 31, 2017
	(unaudited)
ASSETS
Real estate investments:
Land	$338,469	$341,651
Buildings and improvements	1,944,814	1,921,396
Furniture, fixtures and equipment	251,893	226,242
Total real estate investments	2,535,176	2,489,289
Less: accumulated depreciation and amortization	(324,770)	(257,592)
Total real estate investments, net	2,210,406	2,231,697
Cash and cash equivalents	82,705	55,736
Assets held for sale	—	5,586
Restricted cash	27,743	63,444
Investments in unconsolidated entities	3,597	3,649
Below-market lease asset, net	9,130	9,428
Prepaid expenses and other assets	38,938	36,705
Goodwill	14,408	14,408
Total Assets	$2,386,927	$2,420,653
LIABILITIES, NON-CONTROLLING INTEREST AND EQUITY
Mortgage notes payable, net	1,504,524	1,495,777
Promissory notes payable, net	—	1,000
Mandatorily redeemable preferred securities, net	219,362	233,058
Accounts payable and accrued expenses	77,647	67,452
Total Liabilities	$1,801,533	$1,797,287

Commitments and Contingencies
Contingently Redeemable Class C Units in operating partnership; 11,619,210 and 9,507,892 units issued and outstanding, respectively ($171,383 and $140,241 liquidation preference, respectively)	$160,336	128,044

Stockholders' Equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, one share issued and outstanding	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized, 39,343,604 and 39,505,742 shares issued and outstanding, respectively	393	395
Additional paid-in capital	871,755	871,840
Deficit	(449,690)	(379,559)
Total equity of Hospitality Investors Trust, Inc. stockholders	422,458	492,676
Non-controlling interest - consolidated variable interest entity	2,600	2,646
Total Stockholders' Equity	$425,058	$495,322
Total Liabilities, Contingently Redeemable Class C Units, and Stockholders' Equity	$2,386,927	$2,420,653

The accompanying notes are an integral part of these statements.

HOSPITALITY INVESTORS TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except for share and per share data)
(Unaudited)

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
Revenues
Rooms	$152,058	$159,423	$439,661	$453,073
Food and beverage	4,707	4,607	14,906	15,174
Other	3,560	3,211	10,551	9,709
Total revenue	160,325	167,241	465,118	477,956
Operating expenses
Rooms	38,919	39,385	112,482	112,218
Food and beverage	4,080	3,981	12,414	12,206
Management fees	4,331	4,606	12,718	19,649
Other property-level operating expenses	61,798	64,787	183,010	185,210
Acquisition and transaction related costs	—	—	27	498
General and administrative	5,193	4,389	14,874	14,230
Depreciation and amortization	28,446	26,464	83,070	78,519
Impairment of goodwill and long-lived assets	—	5,396	17,255	22,838
Rent	1,701	1,625	5,038	4,906
Total operating expenses	144,468	150,633	440,888	450,274
Operating income	$15,857	$16,608	$24,230	$27,682
Interest expense	(27,083)	(24,728)	(78,423)	(74,019)
Other income	134	15	247	52
Equity in earnings of unconsolidated entities	199	231	101	381
Total other expenses, net	(26,750)	(24,482)	(78,075)	(73,586)
Loss before taxes	$(10,893)	$(7,874)	$(53,845)	$(45,904)
Income tax expense (benefit)	(112)	1,105	(1,022)	1,538
Net loss and comprehensive loss	$(10,781)	$(8,979)	$(52,823)	$(47,442)
Less: Net income attributable to non-controlling interest	44	154	63	237
Net loss before dividends and accretion	$(10,825)	$(9,133)	$(52,886)	$(47,679)
Deemed dividend related to beneficial conversion feature of Class C Units	—	—	—	(4,535)
Dividends on Class C Units (cash and PIK)	(5,405)	(4,369)	(15,355)	(8,681)
Accretion of Class C Units	(663)	(556)	(1,890)	(1,097)
Net loss attributable to common stockholders	$(16,893)	$(14,058)	$(70,131)	$(61,992)

Basic and Diluted net loss attributable to common stockholders per common share	$(0.43)	$(0.35)	$(1.78)	$(1.58)

Basic and Diluted weighted average shares of common stock outstanding	39,336,099	39,611,261	39,444,858	39,346,904

The accompanying notes are an integral part of these statements.

HOSPITALITY INVESTORS TRUST, INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(In thousands, except for share data)
(Unaudited)

	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Deficit	Total Equity of Hospitality Investors Trust, Inc. Stockholders	Non-controlling Interest	Total Non-controlling Interest and Equity
Balance, December 31, 2017	39,505,742	$395	$871,840	$(379,559)	$492,676	$2,646	$495,322
Repurchase and retirement of common stock	(169,348)	(2)	(1,192)	—	(1,194)	—	(1,194)
Net loss before dividends and accretion	—	—	—	(52,886)	(52,886)	—	(52,886)
Net income attributable to non-controlling interest	—	—	—	—	—	63	63
Dividends paid or declared	—	—	—	—	—	(109)	(109)
Cash distributions on Class C Units	—	—	—	(9,213)	(9,213)	—	(9,213)
Accretion on Class C Units	—	—	—	(1,890)	(1,890)	—	(1,890)
PIK distributions on Class C Units	—	—	—	(6,142)	(6,142)	—	(6,142)
Share-based payments	7,210	—	1,107	—	1,107	—	1,107
Balance, September 30, 2018	39,343,604	$393	$871,755	$(449,690)	$422,458	$2,600	$425,058

The accompanying notes are an integral part of these statements.

HOSPITALITY INVESTORS TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
Cash flows from operating activities:
Net loss	$(52,823)	$(47,442)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	83,070	78,519
Impairment of goodwill and long-lived assets	17,255	22,838
Amortization and write-off of deferred financing costs	9,421	8,194
Other adjustments, net	1,675	284
Changes in assets and liabilities:
Prepaid expenses and other assets	(3,858)	(2,751)
Due to related parties	—	(2,879)
Accounts payable and accrued expenses	16,392	17,401
Net cash provided by operating activities	$71,132	$74,164
Cash flows from investing activities:
Payment received on note for sale of hotel	1,625	—
Acquisition of hotel assets, net of cash received	—	(60,028)
Real estate investment improvements and purchases of property and equipment	(85,189)	(56,995)
Payments related to Property Management Transactions	(1,000)	(12,000)
Other adjustments, net	—	1,044
Proceeds from sale of hotel, net	5,461	—
Net cash used in investing activities	$(79,103)	$(127,979)
Cash flows from financing activities:
Proceeds from Class C Units	25,000	135,000
Repurchase of shares of common stock	(1,194)	—
Payment of Class C Units issuance costs	(875)	(13,866)
Dividends/Distributions paid	(9,322)	(5,567)
Mandatorily redeemable preferred securities redemptions	(14,370)	(47,275)
Repayment of Contingent Consideration	—	(4,620)
Proceeds from mortgage notes payable	—	1,101,000
Deferred financing fees	—	(19,672)
Repayments of promissory and mortgage notes payable	—	(1,030,622)
Net cash (used in) provided by financing activities	$(761)	$114,378
Net change in cash and cash equivalents and restricted cash	(8,732)	60,563
Cash and cash equivalents and restricted cash, beginning of period	119,180	77,837
Cash and cash equivalents and restricted cash, end of period	$110,448	$138,400

Supplemental disclosure of cash flow information:
Interest paid	$63,256	$66,550
Income tax paid	$722	$1,301
Non-cash investing and financing activities:
Deemed dividend related to beneficial conversion feature of Class C Units	$—	$(4,535)
Accretion of Class C Units	$(1,890)	$(1,097)
PIK Accrual on Class C Units	$(6,142)	$(3,473)
Waiver of obligation from Former Advisor	$—	$(5,822)

HOSPITALITY INVESTORS TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
Real estate investment improvements and purchases of property and equipment in accounts payable and accrued expenses	$8,205	$6,571
Class B Units in operating partnership converted and redeemed for Common Stock	$—	$7,659
Note payable to Former Property Manager	$—	$2,000
Common stock issued to Former Property Manager	$—	$4,076

The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

Note 1 - Organization
Hospitality Investors Trust, Inc. (the "Company") was incorporated on July 25, 2013 as a Maryland corporation and qualified as a real estate investment trust ("REIT") beginning with the taxable year ended December 31, 2014. The Company was formed primarily to acquire lodging properties in the midscale limited service, extended stay, select service, upscale select service, and upper upscale full service segments within the hospitality sector. As of September 30, 2018, the Company had acquired or had an interest in a total of 144 hotels with a total of 17,320 guest rooms located in 33 states. As of September 30, 2018, all but one of these hotels operated under a franchise or license agreement with a national brand owned by one of Hilton Worldwide, Inc., Marriott International, Inc., Hyatt Hotels Corporation, and Intercontinental Hotels Group or one of their respective subsidiaries or affiliates.
As of September 30, 2018, 79 of the hotel assets the Company has acquired were managed by Crestline Hotels & Resorts, LLC ("Crestline") and 65 of the hotel assets the Company has acquired were managed by other property managers. As of September 30, 2018, the Company’s other property managers were Hampton Inns Management LLC and Homewood Suites Management LLC, affiliates of Hilton Worldwide Holdings Inc. (38 hotels), InnVentures IVI, LP (2 hotels), McKibbon Hotel Management, Inc. (21 hotels) and Larry Blumberg & Associates, Inc. (4 hotels).
Following the suspension of the Company’s initial public offering (the “IPO” or the “Offering”) in 2015, the Company’s primary business objective has been a focus on meeting its capital requirements and on maximizing the value of its existing portfolio by continuing to invest in its hotels, primarily through brand-mandated property improvement plans (“PIPs”), and through intensive asset management. In January 2017, the Company suspended paying distributions to its stockholders entirely and suspended its Distribution Reinvestment Program (the “DRIP”) in connection with its entry into a Securities Purchase, Voting and Standstill Agreement (the "SPA") with Brookfield Strategic Real Estate Partners II Hospitality REIT II LLC (the "Brookfield Investor). Currently, under the Brookfield Approval Rights (as defined below), prior approval is required before the Company can declare or pay any distributions or dividends to its common stockholders, except for cash distributions equal to or less than $0.525 per annum per share.
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
September 30, 2018
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
Substantially all of the Company’s business is conducted through the OP. Prior to the Initial Closing, the Company was the sole general partner and held substantially all of the units of limited partner interest in the OP entitled “OP Units” ("OP Units"). The Brookfield Investor holds all the issued and outstanding Class C Units which rank senior in payment of distributions and in the distribution of assets to the OP Units held by the Company, and BSREP II Hospitality II Special GP, OP LLC (the “Special General Partner”), an affiliate of the Brookfield Investor, is the special general partner of the OP, with certain non-economic rights that apply if the OP fails to redeem the Class C Units when required to do so, including the ability to commence selling the OP's assets until the Class C Units have been fully redeemed. As of September 30, 2018, the total liquidation preference of the issued and outstanding Class C Units was $171.4 million.
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
September 30, 2018
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
Prior to January 1, 2018, the Company's acquisitions of hotel properties were accounted for as acquisitions of existing businesses, and all transaction costs associated with the acquisitions, were expensed as incurred. As a result of a change in applicable GAAP guidance, beginning January 1, 2018, the Company's acquisitions of hotel properties are anticipated to be accounted for as acquisitions of groups of assets rather than business combinations, although the determination will be made on a transaction-by-transaction basis. If the Company concludes that an acquisition will be accounted for as a group of assets, the transaction costs associated with the acquisition will be capitalized as part of the assets acquired.
The Company's investments in real estate, including transaction costs, that are not considered to be business combinations under GAAP are recorded at cost. Improvements and replacements are capitalized when they extend the useful life of the asset. Costs of repairs and maintenance are expensed as incurred. Depreciation of the Company's long-lived assets is computed using the straight-line method over the estimated useful lives of up to 40 years for buildings, 15 years for land improvements, five years for furniture, fixtures and equipment, and the shorter of the useful life or the remaining lease term for leasehold interests.
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
Impairment of Long-Lived Assets
When circumstances indicate the carrying amount of a property may not be recoverable, the Company reviews the asset for impairment. This review is based on a comparison of the carrying amount to an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property’s use and eventual disposition. The estimates consider factors such as expected future operating income, market and other applicable trends and residual value, as well as the effects of demand, competition and other factors. If impairment exists, due to the inability to recover the carrying amount of a property, an impairment loss will be recorded to the extent that the carrying amount exceeds the estimated fair value of the property. The

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

Company recognized an impairment loss of $5.4 million on the sale of three of the four hotels classified as assets held for sale during the three months ended September 30, 2017. No impairment loss was recognized on the Company's long-lived assets during the three months ended September 30, 2018. During the nine months ended September 30, 2018 and 2017, the Company recognized $17.3 million and $6.8 million in impairment loss on its long-lived assets, respectively. See Note 16 - Impairments.
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
If all the criteria are met, a long-lived asset held for sale is measured at the lower of its carrying amount or fair value less cost to sell, and the Company will cease recording depreciation. Any adjustment to the carrying amount is recorded as an impairment loss. The Company did not have any hotels that qualified as an asset held for sale at September 30, 2018. The Company had four hotels that were classified as held for sale as of September 30, 2017, three of which were sold during the fourth quarter of 2017 and one of which was sold during the first quarter of 2018.

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
During 2017, as a result of a business combination and consideration transferred in exchange for an in-place workforce, intellectual property and infrastructure assets in connection with the consummation of the transactions contemplated by the Framework Agreement, the Company recognized $31.6 million as goodwill (See Note 3 - Brookfield Investment). The Company did not record any goodwill impairment during the three and nine months ended September 30, 2018, or during the three months ended September 30, 2017. The Company recorded an impairment of its goodwill of $16.1 million during the nine months ended September 30, 2017.
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
Deferred Financing Fees

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

Deferred financing fees represent commitment fees, legal fees and other costs associated with obtaining commitments for financing. These fees are amortized as a component of interest expense over the terms of the respective financing agreements using the effective interest method. Unamortized deferred financing fees are expensed in full when the associated debt is refinanced or repaid before maturity. Costs incurred in seeking financial transactions that do not close are expensed in the period in which it is determined that the financing will not be successful. Deferred financing fees are deducted from their related liabilities on the Company's Consolidated Balance Sheets.
Revenue Recognition
The Company's revenue is primarily from rooms, food and beverage, and other, and is disaggregated on the Company's Consolidated Statement of Operations and Comprehensive Loss.
Room sales are driven by a fixed fee charged to a hotel guest to stay at the hotel property for an agreed-upon period. A majority of the Company's room reservations are cancellable and the Company transfers promised goods and services to the hotel guest as of the date upon which the hotel guest occupies a room and at the same time earns and recognizes revenue. The Company offers advance purchase reservations that are paid for by the hotel guest in advance and the Company recognizes deferred revenue as a result of such reservations. The Company's obligation to the hotel guest is satisfied as of the date upon which the hotel guest occupies a room. The Company's room revenue accounted for 94.8% and 95.3% of the Company's total revenue for the three months ended September 30, 2018 and 2017, respectively. The Company's room revenue accounted for 94.5% and 94.8% of the Company's total revenue for the nine months ended September 30, 2018 and 2017, respectively. Food, beverage, and other revenue are recognized at the point of sale on the date of the transaction as the hotel guest simultaneously obtains control of the good or service.
Income Taxes
The Company elected and qualified to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code") commencing with its tax year ended December 31, 2014. In order to continue to qualify as a REIT, the Company must annually distribute to its stockholders 90% of its REIT taxable income (which does not equal net income as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding net capital gain, and must comply with various other organizational and operational requirements. As of December 31, 2017, the Company had approximately $152.1 million in net operating loss carry forward that may be used in the future to reduce the amount otherwise required to be distributed by the Company to meet REIT requirements. The Company generally will not be subject to federal corporate income tax on that portion of its REIT taxable income that it distributes to its stockholders. The Company may be subject to certain state and local taxes on its income, property taxes and federal income and excise taxes on its undistributed income. The Company's hotels are leased to taxable REIT subsidiaries, which are owned by the OP. The taxable REIT subsidiaries are subject to federal, state and local income taxes.
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
GAAP prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. The Company must determine whether it is "more-likely-than-not" that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon settlement in order to determine the amount of benefit to recognize in the financial statements. This accounting standard applies to all tax positions related to income taxes. As of September 30, 2018, the Company's tax years that remain subject to examination by major tax jurisdictions are 2014, 2015, 2016 and 2017.
Earnings/Loss per Share

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

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
See Note 11 - Fair Value Measurements for fair value disclosures.
Class C Units
The Company initially measured the Class C Units which were issued to the Brookfield Investor at fair value net of issuance costs. The Company is required to accrete the carrying value of the Class C Units to the liquidation preference using the effective interest method over the five year period prior to the holder's redemption option becoming exercisable (See "Accretion of Class C Units" on the Company's Consolidated Statements of Operations and Comprehensive Loss). However, if it becomes probable that the Class C Units will become redeemable prior to such date, the Company will adjust the carrying value of the Class C Units to the maximum liquidation preference.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

Pursuant to the SPA with the Brookfield Investor, the Company may become obligated to issue additional Class C Units to the Brookfield Investor in the future and this obligation is considered a contingent forward contract under Accounting Standards Codification section 480 - Distinguishing Liabilities from Equity, and accounted for as a liability. The fair value of the contingent forward liability was initially recognized at zero since the contingent forward contract was executed at fair market value. The Company has determined the value of the contingent forward liability was $1.3 million as of September 30, 2018 (See Note 12 - Commitments and Contingencies).
Advertising Costs
The Company expenses advertising costs for hotel operations as incurred. These costs were $4.8 million for the three months ended September 30, 2018, and $5.0 million for the three months ended September 30, 2017. Advertising costs were $13.8 million for the nine months ended September 30, 2018, and $14.2 million for the nine months ended September 30, 2017.
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

	September 30, 2018	December 31, 2017
Trade receivables	$10,828	$9,638
Note receivable from sale of hotel	—	1,625
Allowance for doubtful accounts	(575)	(312)
Trade and Note receivables, net of allowance	$10,253	$10,951
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
Derivative Transactions
The Company at certain times enters into derivative instruments to hedge exposure to changes in interest rates. The Company’s derivatives as of September 30, 2018, consist of interest rate cap agreements which it believes will help to mitigate its exposure to increasing borrowing costs under floating rate indebtedness. The Company has elected not to designate its interest rate cap agreements as cash flow hedges. The impact of the interest rate caps for the three and nine months ended September 30, 2018 and 2017, was immaterial to the consolidated financial statements.
See disclosures above with respect to Class C Units and contingent forward liability. The contingent forward is considered a derivative transaction under GAAP.
Recently Issued Accounting Pronouncements
As of January 1, 2018, the Company retrospectively adopted the ASU 2016-18, Statement of Cash Flow, Restricted Cash (Topic 230). The impact of retrospective adoption of the ASU 2016-18 resulted in reclassification of prior-period restricted cash balances and activity in the statement of cash flows. The amounts included in restricted cash on the Company's consolidated

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

balance sheet are now included with cash and cash equivalents on the statement of cash flows. These amounts totaled $27.7 million and $68.1 million as of September 30, 2018 and 2017, respectively. The adoption of this standard did not change the Company's balance sheet presentation.

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

In August 2018, the FASB issued ASU 2018-13 Fair Value Measurements (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement ("ASU 2018-13"). Among other changes, ASU 2018-13 addresses changes in disclosures related to unrealized gains and losses and transfers between levels in the fair value hierarchy. ASU 2018-13 is effective for the Company for fiscal years beginning after December 15, 2019. The Company does not anticipate that the adoption of ASU 2018-13 will have any impact on the Company's consolidated financial statements.

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

Class C Units
As of September 30, 2018, the Class C Units are reflected on the Consolidated Balance Sheets at $160.3 million. The value of the Class C Units as of September 30, 2018, is derived by reducing the $160.0 million in gross proceeds by the $14.7 million

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

in costs directly attributable to the issuance of Class C Units, including $6.0 million paid directly to the Brookfield Investor at the Initial Closing in the form of expense reimbursements and a commitment fee, and increased by $11.4 million in quarterly distributions payable to holders of Class C Units in the form of additional Class C Units, $3.5 million in the accretion of the carrying value to the liquidation preference through September 30, 2018, and $0.1 million resulting from a change in value of the contingent forward liability.
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
The Brookfield Investor is also entitled to receive tax distributions under certain limited circumstances. As of September 30, 2018, no tax distributions have been paid.
For the three months ended September 30, 2018, the Company paid cash distributions of $3.2 million and PIK Distributions of 146,594.53 Class C Units to the Brookfield Investor, as the sole holder of the Class C Units. For the nine months ended September 30, 2018, the Company paid cash distributions of $9.2 million and PIK Distributions of 416,402.88 Class C Units to the Brookfield Investor, as the sole holder of the Class C Units.
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
Holder Redemptions

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

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

Note 4 - Leases
In connection with its hotel acquisitions the Company has assumed various lease agreements. These lease agreements primarily comprise one operating lease with respect to the Georgia Tech Hotel & Conference Center and nine ground leases which are also classified as operating leases under GAAP. The following table summarizes the Company's future minimum rental commitments under these leases (in thousands):

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

	Minimum Rental Commitments	Amortization of Above and Below Market Lease Intangibles to Rent Expense

For the three months ending December 31, 2018	$1,305	$100
Year ending December 31, 2019	5,227	398
Year ending December 31, 2020	5,265	398
Year ending December 31, 2021	5,271	398
Year ending December 31, 2022	5,292	398
Thereafter	76,451	7,438
Total	$98,811	$9,130

The Company has allocated values to certain above and below-market lease intangibles based on the difference between market rents and rental commitments under the leases. During the three months ended September 30, 2018 and September 30, 2017 and the nine months ended September 30, 2018 and September 30, 2017, amortization of below-market lease intangibles, net, to rent expense was $0.1 million and $0.1 million, and $0.3 million and $0.3 million, respectively. Rent expense for the three months ended September 30, 2018 and September 30, 2017 and the nine months ended September 30, 2018 and September 30, 2017 was $1.6 million and $1.5 million and $4.7 million and $4.6 million, respectively.

Note 5 - Mortgage Notes Payable
The Company’s mortgage notes payable as of September 30, 2018 and December 31, 2017 consist of the following, respectively (in thousands):

	Outstanding Mortgage Notes Payable
Encumbered Properties	September 30, 2018	December 31, 2017	Interest Rate	Payment	Maturity
Baltimore Courtyard & Providence Courtyard	$45,500	$45,500	4.30%	Interest Only, Principal paid at Maturity	April 2019
Hilton Garden Inn Blacksburg Joint Venture	10,500	10,500	4.31%	Interest Only, Principal paid at Maturity	June 2020
87-Pack Mortgage Loan - 87 properties in Grace Portfolio	805,000	805,000	One-month LIBOR plus 2.56%	Interest Only, Principal paid at Maturity	May 2019, subject to three, one year extension rights
87-Pack Mezzanine Loan - 87 properties in Grace Portfolio	110,000	110,000	One-month LIBOR plus 6.50%	Interest Only, Principal paid at Maturity	May 2019, subject to three, one year extension rights
Additional Grace Mortgage Loan - 20 properties in Grace Portfolio and one additional property	232,000	232,000	4.96%	Interest Only, Principal paid at Maturity	October 2020
Term Loan - 28 properties	310,000	310,000	One-month LIBOR plus 3.00%	Interest Only, Principal paid at Maturity	May 2019, subject to three, one year extension rights
Total Mortgage Notes Payable	$1,513,000	$1,513,000
Less: Deferred Financing Fees, Net	$8,476	$17,223
Total Mortgage Notes Payable, Net	$1,504,524	$1,495,777

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

Interest expense related to the Company's mortgage notes payable for the three months ended September 30, 2018 and for the three months ended September 30, 2017, was $19.6 million and $16.8 million, respectively. Interest expense related to the Company's mortgage notes payable for the nine months ended September 30, 2018 and for the nine months ended September 30, 2017, was $56.0 million and $49.8 million, respectively.
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
The 87-Pack Loans mature on May 1, 2019, subject to three one-year extension rights at the Company's option which, if all three extension rights are exercised, would result in a fully extended maturity date of May 1, 2022. The 87-Pack Loans are prepayable in whole or in part without any prepayment fee or any other fee or penalty. Prepayments under the 87-Pack Mortgage Loan are generally conditioned on a pro-rata prepayment being made under the 87-Pack Mezzanine Loan.
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
For the term of the 87-Pack Loans, the Company and the OP are required to maintain, on a consolidated basis, a net worth of $250.0 million (excluding accumulated depreciation and amortization). As of September 30, 2018, the Company was in compliance with this financial covenant.
Additional Grace Mortgage Loan
A portion of the purchase price of the Grace Portfolio was financed through additional mortgage financing which loan was refinanced during October 2015 (the “Additional Grace Mortgage Loan”). The Additional Grace Mortgage Loan carries a fixed annual interest rate of 4.96% per annum with a maturity date on October 6, 2020. Pursuant to the Additional Grace Mortgage Loan, the Company agreed to make periodic payments into an escrow account for the PIPs required by the franchisors, and the Company made the final PIP reserve payment during June 2018. The Additional Grace Mortgage Loan includes the following financial covenants: minimum consolidated net worth and minimum consolidated liquidity. As of September 30, 2018, the Company was in compliance with these financial covenants.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
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
For the term of the Term Loan, the Company and the OP are required to maintain, on a consolidated basis, a net worth of $250.0 million (excluding accumulated depreciation and amortization). As of September 30, 2018, the Company was in compliance with this financial covenant.

Note 6 - Promissory Notes Payable
Note Payable to Former Property Manager
As part of the consideration for the Property Management Transactions (as defined in Note 13 below), the Company and the OP agreed pursuant to the Framework Agreement to make certain cash payments to the Former Property Manager, which agreement was classified under GAAP as a short-term note payable with the Former Property Manager. The note payable which was non-interest bearing and required twelve monthly installments of $333,333.33, was repaid in full during March 2018. See Note 13 - Related Party Transactions and Arrangements for additional information.

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
On February 27, 2018, the Company used $10.6 million of proceeds from the Second Closing to reduce the liquidation value of the Grace Preferred Equity Interests to $223.5 million, and thereby satisfied its obligation to redeem 50.0% of the Grace Preferred Equity Interests originally issued by such date. During the nine months ended September 30, 2018, the Company also used $3.8 million of proceeds from the sale of one of its hotels to further reduce the liquidation value of the Grace Preferred Equity Interests to $219.7 million as of September 30, 2018.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

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

Note 8 - Accounts Payable and Accrued Expenses
The following is a summary of the components of accounts payable and accrued expenses (in thousands):

	September 30, 2018	December 31, 2017
Trade accounts payable	$17,605	$24,261
Accrued expenses	60,042	43,191
Total	$77,647	$67,452

Note 9 - Common Stock

The Company had 39,343,604 and 39,505,742 shares of common stock outstanding as of each of September 30, 2018 and December 31, 2017.
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
Share Repurchase Program
On September 24, 2018, the Company announced that its board of directors had adopted a new share repurchase program (the "SRP"), effective as of October 1, 2018. Pursuant to the SRP, any stockholder of the Company’s common stock may request that the Company repurchase all or a portion of their shares of common stock at a price established by the board of directors (the “Repurchase Price”). The Repurchase Price is initially $9.00 per share and may be changed by the board of directors from time to time in its sole discretion. Repurchases will be made quarterly at the Repurchase Price effective on the last day of the quarter.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

Repurchases under the SRP will be limited to a maximum number of shares of common stock for any quarter equal to the lower of 1,000,000 shares of common stock or 5% of the number of shares of common stock outstanding as of the last day of the previous quarter. The board of directors may modify, suspend, reactivate or terminate the SRP at any time and has the power, in its sole discretion, to repurchase fewer shares than have been requested in any particular quarter, or none at all. The Company did not make any share repurchases in 2017, or during the nine months ended September 30, 2018, except pursuant to the tender offers discussed below.

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
September 30, 2018
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
Restricted Share Awards
A summary of the Company's restricted share awards for the nine months ended September 30, 2018 is presented below.

	Number of Shares	Weighted Average Grant Date Fair Value (per share)	Aggregate Intrinsic Value (in thousands)
Non-vested December 31, 2017	7,576	$14.59	$111
Granted	7,210	$14.18	$102
Vested	7,576	$14.59	$111
Forfeitures	—	$—	$—
Non-vested September 30, 2018	7,210	$14.18	$102
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
There was less than $0.1 million compensation expense related to restricted shares for the three months ended September 30, 2018 and September 30, 2017. The compensation expense for the nine months ended September 30, 2018 and September 30, 2017 was less than $0.1 million and $0.1 million, respectively. As of September 30, 2018, there was less than $0.1 million remaining unrecognized compensation expense.
RSU Awards
A summary of the Company's RSU awards for the nine months ended September 30, 2018 is presented below:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

	Number of Shares	Weighted Average Grant Date Fair Value (per share)	Aggregate Intrinsic Value (in thousands)
Non-vested December 31, 2017	99,840	$15.04	$1,502
Granted	275,709	$14.18	$3,910
Vested	42,507	$14.98	$637
Forfeited	678	$14.59	$10
Non-vested September 30, 2018	332,364	$14.34	$4,765
RSU awards to the Company’s executive officers and other employees generally vest annually over a four-year vesting period following the date of grant, subject to continued service. RSU awards to directors other than Redeemable Preferred Directors vest on the earlier of the first anniversary of the date of grant or the date of the next annual meeting of the board of directors following the date of grant, subject to the continued service of the applicable director. In addition, during 2017, certain RSU awards to directors other than Redeemable Preferred Directors were issued in connection with the simultaneous forfeiture of an equal number of restricted shares. These RSU awards have the same vesting terms as the restricted shares which were forfeited (i.e., annually over a five-year period following the date of grant of the original restricted share award). Vested RSUs may only be settled in shares of common stock and such settlement generally will be on the earliest of (i) in the calendar year in which the third anniversary of each applicable vesting date occurs, (ii) termination of the recipient’s services to the Company and (iii) a change in control event. As of September 30, 2018, the Company anticipates that all unvested RSUs will vest in accordance with their terms.
The compensation expense related to RSUs for the three and nine months ended September 30, 2018 was approximately $0.4 million and $1.0 million, respectively. The compensation expense related to RSUs for the three and nine months ended September 30, 2017 was approximately $0.2 million in both periods. As of September 30, 2018, there was $4.0 million of unrecognized compensation expense remaining.
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

	September 30, 2018
	Carrying Amount	Fair Value
Mortgage notes payable	$1,513,000	$1,511,217
Mandatorily redeemable preferred securities	219,746	214,228
Contingent forward liability(1)	$1,302	$1,302
Total	$1,734,048	$1,726,747
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
During the three months ended June 30, 2018, the Company recorded an impairment loss of $17.3 million on its hotel properties (See Note 16 - Impairments). The fair value of these hotel properties was based on the observable market data which is considered level 2 input under the fair value hierarchy and unobservable inputs that reflect the Company's internal assumptions, which are considered level 3 input under the fair value hierarchy. There were no impairment losses recorded for the three months ended September 30, 2018.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

Note 12 - Commitments and Contingencies
Litigation
In the ordinary course of business, the Company may become subject to litigation, claims and regulatory matters. There are no material legal or regulatory proceedings pending or known to be contemplated against the Company at the date of this filing, other than as set forth below.
In February 2018, a stockholder of the Company, Tom Milliken, filed a derivative complaint (the “Complaint”) on behalf of the Company and against the Company, as well as the Former Advisor, the Former Property Manager, various affiliates of those entities (together, the “Former Advisor Defendants”), and certain current and former directors and officers of the Company (the “Director Defendants”).  The Complaint was filed in the District Court for the Southern District of New York on February 26, 2018.  The Complaint alleges, among other things, that the Former Advisor and the Director Defendants breached their fiduciary duties to the Company and its stockholders by putting their own interests above those of the Company, which breach was aided and abetted by certain of the Former Advisor Defendants. The Complaint also asserts claims of breach of contract against the Director Defendants, corporate waste against the Former Advisor and certain of the Director Defendants, and unjust enrichment against certain of the Director Defendants and Former Advisor Defendants. The Company had been investigating the above claims and others made by the stockholder since receipt of a shareholder demand letter from Mr. Milliken's attorneys in July 2017 and a supplemental demand letter in December 2017. In March 2018, the Company received a new demand letter from a different stockholder making substantially similar claims to those contemplated by the Complaint. The claims made in the Complaint and the new demand letter do not seek recovery of losses from or damages against the Company, but instead allege that the Company has sustained damages as a result of actions by the Former Advisor Defendants and the Director Defendants, and therefore no accrual of any potential liability was necessary as of September 30, 2018, other than for incurred out-of-pocket legal fees and expenses. The Company has consulted with its outside legal counsel and established a special litigation committee comprised solely of independent directors, which is investigating the claims made by both stockholders and evaluating the next steps that will be taken. In May 2018, the Company filed a motion to stay the Complaint pending the outcome of the investigation, and, in August 2018, the District Court granted the Company's motion.
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
Contingent Forward Liability
Pursuant to the SPA with the Brookfield Investor, the Company may become obligated to issue additional Class C Units to the Brookfield Investor and this obligation is considered a contingent forward contract under Accounting Standards Codification section 480 - Distinguishing Liabilities from Equity, and accounted for as a liability. The fair value of the contingent forward liability was initially recognized at zero since the contingent forward contract was executed at fair market value. The Company has determined the fair value of the contingent forward liability was $1.3 million as of September 30, 2018, which is included in the Consolidated Balance Sheets in accounts payable and accrued expenses. The Company will measure the contingent forward liability on a recurring basis until the Company is no longer obligated to issue additional Class C Units and any changes in fair value will be recognized through earnings. At the time that the Company is no longer obligated to issue additional Class C Units, the corresponding liability will be extinguished.

Note 13 - Related Party Transactions and Arrangements
Relationships with the Brookfield Investor and its Affiliates

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

As described in Note 3 - Brookfield Investment, on January 12, 2017, the Company and the OP entered into the SPA and the Framework Agreement. On March 31, 2017, the Initial Closing occurred and a variety of transactions contemplated by the SPA and the Framework Agreement were consummated, including the issuance and sale of the Redeemable Preferred Share and 9,152,542.37 Class C Units and the execution or taking of various agreements and actions required to effectuate the Company's transition to self-management. On February 27, 2018, the Second Closing occurred, pursuant to which the Company sold 1,694,915.25 additional Class C Units to the Brookfield Investor, for a purchase price of $14.75 per Class C Unit, or $25.0 million in the aggregate. Holders of Class C Units are entitled to receive, with respect to each Class C Unit, fixed, quarterly cumulative cash distributions at a rate of 7.50% per annum from legally available funds. Holders of Class C Units are also entitled to receive, with respect to each Class C Unit, fixed, quarterly, cumulative PIK Distributions payable in Class C Units at a rate of 5% per annum. For the three and nine months ended September 30, 2018, the Company paid cash distributions of $3.2 million and $9.2 million and PIK Distributions of 146,594.53 and 416,402.88, respectively, Class C Units to the Brookfield Investor, as the sole holder of the Class C Units.

Two of the Company’s directors, Bruce G. Wiles, who also serves as Chairman of the Board, and Lowell G. Baron, have been elected to the Company’s board of directors as the Redeemable Preferred Directors pursuant to the Brookfield Investor’s rights as the holder of the Redeemable Preferred Share and pursuant to the SPA. Messrs. Wiles and Baron are Managing Partners of Brookfield Asset Management Inc., an affiliate of the Brookfield Investor.
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

During the three and nine months ended September 30, 2017, the Company incurred zero and $4.6 million in asset management fees, respectively and zero and $0.9 million in general and administrative expense reimbursements, respectively, charged by and due to the Former Advisor, and zero and $2.0 million in property management fees to the Former Property Manager. As all of the Company's arrangements with the Former Advisor and the Former Property Manager (as described in more detail below) have been terminated, there were no fees or reimbursements to these parties incurred by the Company during the three and nine months ended September 30, 2018. Except for the short-term note payable due to the Former Property Manager described below which was repaid in full during March 2018, there were no fees or reimbursements payable due to the Former Advisor and its affiliates as of September 30, 2018 and December 31, 2017, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

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
Note 15 - Sale of Hotels

During the nine months ended September 30, 2018, the Company completed the sale of one hotel for a sales price of $5.7 million, resulting in a net loss of approximately $0.1 million, which is reflected in other income on the Company’s Consolidated Statement of Operations and Comprehensive Loss. The Company used the proceeds from the sale of the hotel to redeem $3.8 million in Grace Preferred Equity Interests in accordance with their terms and for other general corporate purposes. No other hotel sales have occurred in 2018. No hotels were sold during the three and nine months ended September 30, 2017.

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

These four hotels were identified for impairment review because of a long-term change in market conditions and the potential future sale of such properties. The Company recorded an aggregate impairment loss of $17.3 million on the four hotel properties during the three months ended June 30, 2018. There was no impairment loss during the three months ended September 30, 2018. The Company recorded $1.4 million of impairment loss on its hotel properties during the three months ended June 30, 2017 and an additional impairment loss of $5.4 million during the three months ended September 30, 2017, which includes the cost to sell the assets, on the sale of three of four hotels classified as assets held for sale as of September 30, 2017.

Note 17 - Subsequent Events
The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q, and determined that there have not been any events that have occurred that would require adjustments to disclosures in the accompanying consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

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

•
We are subject to a variety of risks related to our PIP program, such as we may spend more than budgeted amounts to make necessary renovations and the renovations we make may not have the desired effect of improving the competitive position and enhancing the performance of the hotels renovated.

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

Overview
We were incorporated on July 25, 2013 as a Maryland corporation and qualified as a REIT beginning with the taxable year ended December 31, 2014. We were formed primarily to acquire lodging properties in the midscale limited service, extended stay, select service, upscale select service, and upper upscale full service segments within the hospitality sector. As of September 30, 2018, we had acquired or had an interest in a total of 144 hotels with a total of 17,320 guest rooms located in 33 states. As of September 30, 2018, all but one of our hotels operated under a franchise or license agreement with a national brand owned by one of Hilton Worldwide, Inc., Marriott International, Inc., Hyatt Hotels Corporation and Intercontinental Hotels Group or one of their respective subsidiaries or affiliates.

As of September 30, 2018, 79 of the hotel assets we have acquired were managed by Crestline Hotels & Resorts, LLC ("Crestline) and 65 of the hotel assets we have acquired were managed by other property managers. As of September 30, 2018, our other property managers were Hampton Inns Management LLC and Homewood Suites Management LLC, affiliates of Hilton Worldwide Holdings Inc. (38 hotels), InnVentures IVI, LP (2 hotels), McKibbon Hotel Management, Inc. (21 hotels) and Larry Blumberg & Associates, Inc. (4 hotels).

Following the suspension of our initial public offering (the “IPO” or the “Offering”) in 2015, our primary business objective has been a focus on meeting our capital requirements and on maximizing the value of our existing portfolio by continuing to invest in our hotels, primarily through brand-mandated property improvement plans (“PIPs”), and through intensive asset management. In January 2017, we suspended paying distributions to our stockholders entirely and suspended our Distribution Reinvestment Program (the “DRIP”) in connection with our entry into a Securities Purchase, Voting and Standstill Agreement (the “SPA”) with the Brookfield Investor. Currently, under the Brookfield Approval Rights (as defined below), prior approval is required before we can declare or pay any distributions or dividends to our common stockholders, except for cash distributions equal to or less than $0.525 per annum per share.
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
Substantially all of our business is conducted through the OP. Prior to the Initial Closing, we were the sole general partner and held substantially all of the units of limited partner interest in the OP entitled “OP Units” ("OP Units"). The Brookfield Investor holds all the issued and outstanding Class C Units which rank senior in payment of distributions and in the distribution of assets to the OP Units held by us, and BSREP II Hospitality II Special GP, OP LLC (the “Special General Partner”), an affiliate of the Brookfield Investor, is the special general partner of the OP, with certain non-economic rights that apply if we fail to redeem the Class C Units when required to do so, including the ability to commence selling the OP's assets until the Class C Units have been fully redeemed. As of September 30, 2018, the total liquidation preference of the issued and outstanding Class C Units was $171.4 million.
Our customers fall into three broad groups: transient business, group business and contract business. Transient business broadly represents individual business or leisure travelers. Business travelers make up the majority of transient demand at our hotels.

Our revenues are comprised of rooms revenue, food and beverage revenue and other revenue which accounted for approximately 94.8%, 2.9%, and 2.2%, respectively, of our total revenues during the three months ended September 30, 2018. Hotel operating expenses (which exclude acquisition and transaction costs, general and administrative, depreciation and amortization and impairment of goodwill and long-lived assets) represented approximately 76.7% of our total operating expenses during the three months ended September 30, 2018.

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
Prior to January 1, 2018, our acquisitions of hotel properties were accounted for as acquisitions of existing businesses, and all transaction costs associated with the acquisitions, were expensed as incurred. As a result of a change in applicable GAAP guidance, beginning January 1, 2018, our acquisitions of hotel properties are anticipated to be accounted for as acquisitions of groups of assets rather than business combinations, although the determination will be made on a transaction-by-transaction basis. If we conclude that an acquisition will be accounted for as a group of assets, the transaction costs associated with the acquisition will be capitalized as part of the assets acquired.

Our investments in real estate, including transaction costs, that are not considered to be business combinations under GAAP are recorded at cost. Improvements and replacements are capitalized when they extend the useful life of the asset. Costs of repairs and maintenance are expensed as incurred. Depreciation of our assets is computed using the straight-line method over the estimated useful lives of up to 40 years for buildings, 15 years for land improvements, five years for furniture, fixtures and equipment, and the shorter of the useful life or the remaining lease term for leasehold interests.
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
Impairment of Long-Lived Assets
When circumstances indicate the carrying amount of a property may not be recoverable, we review the asset for impairment. This review is based on a comparison of the carrying amount to an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property’s use and eventual disposition. The estimates consider factors such as expected future operating income, market and other applicable trends and residual value, as well as the effects of demand, competition and other factors. If an impairment exists due to the inability to recover the carrying amount of a property, an impairment loss will be recorded to the extent that the carrying amount exceeds the estimated fair value of the property which results in an immediate charge to net income.
Revenue Recognition
Our revenue is primarily from rooms, food and beverage, and other, and is disaggregated on our Consolidated Statement of Operations and Comprehensive Loss.
Room sales are driven by fixed fee charged to a hotel guest to stay at the hotel property for an agreed-upon period. A majority of our room reservations are cancellable and we transfer promised goods and services to the hotel guest as of the date upon which the hotel guest occupies a room and at the same time earns and recognizes revenue. We offer advance purchase reservations that are paid for by the hotel guest in advance and we recognize deferred revenue as a result of such reservations. Our obligation to the hotel guest is satisfied as of the date upon which the hotel guest occupies a room. Our room revenue accounted for 94.8% and 95.3% of our total revenue for the three months ended September 30, 2018 and 2017 respectively. Our room revenue accounted for 94.5% and 94.8% of our total revenue for the nine months ended September 30, 2018 and 2017 respectively. Food, beverage, and other revenue are recognized at the point of sale on the date of the transaction as the hotel guest simultaneously obtains control of the good or service.
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
Pursuant to the SPA with the Brookfield Investor, we may become obligated to issue additional Class C Units to the Brookfield Investor in the future and this obligation is considered a contingent forward contract under Accounting Standards Codification section 480 - Distinguishing Liabilities from Equity and accounted for as a liability. The fair value of the contingent forward liability was initially recognized at zero since the contingent forward contract was executed at fair market value. We determined the value of the contingent forward liability was $1.3 million as of September 30, 2018 (See Note 12 - Commitments and Contingencies). We will measure the contingent forward liability on a recurring basis until the underlying Class C Units are issued and any changes in fair value will be recognized through earnings. At the time that the underlying Class C Units are issued, the corresponding liability will be extinguished.

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
Occ, ADR, and RevPAR are commonly used measures within the hotel industry to evaluate hotel operating performance. ADR and RevPAR do not include food and beverage or other revenues generated by the hotels. We evaluate individual hotel RevPAR performance on an absolute basis with comparisons to budget, to prior periods and to the hotel competitive set in the market, as well as on a company-wide and regional basis. Our hotel competitive sets generally include branded hotels of similar size, location, age and chain scale (as defined by Smith Travel Research).
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

Results of Operations
Prior to the suspension of our IPO in November 2015, we depended, and expected to continue to depend, in substantial part on proceeds from our IPO to meet our major capital requirements. Following the suspension of our IPO in 2015, our primary business objective has been meeting our capital requirements and maximizing the value of our existing portfolio by continuing to invest in our hotels, primarily through brand-mandated property improvement plans (“PIPs”), and through intensive asset management. In January 2017, we entered into the SPA and the Framework Agreement, and the consummation of the transactions contemplated by these agreements has generated, and is expected to continue to generate, additional liquidity through the sale of Class C Units to the Brookfield Investor at the Initial Closing, the Second Closing and at other Subsequent Closings. We also expect to achieve cost savings realized as part of our transition to self-management through reduced property management fees and the elimination of external asset management fees to the Former Advisor (offset by expenses previously borne by the Former Advisor that are now incurred directly by us as a self-managed company). The Subsequent Closings are subject to conditions, and may not be completed on their current terms, or at all, and the cost savings from our transition to self-management may not be realized to the extent we are anticipating, or at all.
While receipt of all the proceeds from our sale of Class C Units at the Initial Closing, the Second Closing and Subsequent Closings would provide the liquidity needed to satisfy certain of our liquidity and capital requirements, including our obligation to redeem all issued and outstanding Grace Preferred Equity Interests ($219.7 million as of September 30, 2018) by February 27, 2019 and certain of our PIP obligations, these amounts may not be sufficient to satisfy all of our capital requirements. We may need to seek additional debt or equity financing consisting of common stock, preferred stock or warrants, or any combination thereof to meet our capital requirements, which may not be available on favorable terms or at all, and may only be obtained subject to the Brookfield Approval Rights.
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

We are currently undertaking an approximately $350 million PIP program across a significant portion of our portfolio. We have significant PIP renovation work that we will be required to make during the remainder of 2018 and in future years, and we expect to complete our PIP program over the next two to three years. PIP renovation work has adversely impacted, and is expected to continue to adversely impact, our operating results due to the disruption to the operations of the hotels while renovation work is ongoing. We anticipate that as we complete PIP renovations, our RevPAR at the renovated hotels will increase for a period of time (generally one to two years) and then moderate as the hotel stabilizes. However, we cannot provide any assurance that the PIP renovations at our hotels will have the desired effect of improving the competitive position and enhancing the performance of the hotels renovated. We also anticipate that the hotels in our portfolio that are scheduled for PIP renovations in the future but have not yet been renovated will experience decreases in RevPAR growth and could experience RevPAR declines until they are renovated.

We believe that the continued execution of our hotel reinvestment program, primarily through the brand-mandated PIPs, will maximize long-term value for our stockholders and position us for future success and a potential liquidity event for our investors. While it is our intention to achieve a liquidity event, there can be no assurance as to when or if we will ultimately be able to do so and as to the terms of any such liquidity event.

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

Comparison of the Three Months Ended September 30, 2018 to the Three Months Ended September 30, 2017
Room revenues for the portfolio were $152.1 million for the three months ended September 30, 2018, compared to room revenues of $159.4 million for the three months ended September 30, 2017. The decrease in room revenues was driven by the positive revenue impact in the 2017 period of hurricanes in our Texas and Florida markets that was not repeated in the 2018 period, lower occupancy, and a fewer number of total rooms in the portfolio due to the sale of three hotels during the fourth quarter of 2017 and one hotel during the first quarter of 2018. The decrease in occupancy was driven by a slow return to normal occupancy for hotels that had recently completed renovations and reduced guest demand combined with increased hotel supply especially in markets where we have not yet completed PIP renovations. The occupancy declines for our hotels were generally consistent with our hotels’ competitive sets for the comparable periods. The occupancy declines were offset in part by an increase in ADR. We had seven hotels undergoing PIP renovations at some point during the three months ended September 30, 2018, compared to five hotels in the prior year comparable period.
The table below presents actual operating information of the hotels in our portfolio for the periods in which we have owned them.

	Three Months Ended
Total Portfolio	September 30, 2018	September 30, 2017
Number of rooms	17,320	17,846
Occ	77.4%	79.6%
ADR	$125.76	$124.41
RevPAR	$97.35	$99.02

Our results of operations include the hotels we own beginning on the date of each hotel's acquisition and the hotels that we have sold through the date of disposition. The next table below presents pro-forma operating information of the hotels in our portfolio as if we had owned each hotel in our portfolio as of September 30, 2018, for the full periods presented.

	Three Months Ended
Pro-forma (144 hotels)	September 30, 2018	September 30, 2017
Number of rooms	17,320	17,320
Occ	77.4%	80.2%
ADR	$125.76	$125.44
RevPAR	$97.35	$100.65
RevPAR change	(3.3)%
The information in the next table below presents pro-forma operating information for only the hotels that we classify as not under renovation as of September 30, 2018. We consider hotels to be under renovation beginning in the quarter that they start material renovations and continuing until the end of the fourth full quarter following the substantial completion of the renovations. Therefore, hotels classified as under renovation are those which are undergoing renovation during the period or those for which renovations were substantially completed less than four full quarters prior to the three months ended September 30, 2018.
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

	Three Months Ended
Pro-forma hotels not under renovation (101 hotels)	September 30, 2018	September 30, 2017
Number of rooms	12,398	12,398
Occ	78.2%	80.8%
ADR	$128.58	$128.01
RevPAR	$100.59	$103.40
RevPAR change	(2.7)%

The information in the next table below presents pro-forma operating information for a subset of the 101 hotels classified as not under renovation because we completed renovations for these 40 hotels more than four full quarters prior to the three months ended September 30, 2018.

	Three Months Ended
Pro-forma hotels not under renovation with completed renovations (40 hotels)	September 30, 2018	September 30, 2017
Number of rooms	4,950	4,950
Occ	79.4%	82.1%
ADR	$129.56	$127.14
RevPAR	$102.92	$104.34
RevPAR change	(1.4)%
Pro-forma RevPAR for the three months ended September 30, 2018, declined 3.3%, compared to the three months ended September 30, 2017, due to a decline in occupancy, partially offset by an increase in ADR. Pro-forma RevPAR for our hotels not under renovation (101 hotels) decreased by 2.7% in the current period as compared to the prior year period due to decline in occupancy partially offset by an increase in ADR. Pro-forma RevPAR for our hotels classified as not under renovation with renovations previously completed (40 hotels) decreased by 1.4% in the current period as compared to the prior year period, due to a decline in occupancy partially offset by an increase in ADR. The primary driver of the occupancy declines was due to the same factors that impacted the revenue decline for these periods as described above.
Other non-room operating revenues for the portfolio include food and beverage, and other ancillary revenues such as conference center, market, parking, telephone and cancellation fees. Total non-room operating revenues, including the results of the hotels in our portfolio as if we had owned each hotel in our portfolio for the three months ended September 30, 2018, and the three months ended September 30, 2017, increased 5.8% driven by an increase in food and beverage and other ancillary revenue.
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

•
Management fees: Management fees decreased $6.7 million for the three months ended March 31, 2018, reflecting cost savings realized as part of our transition to self-management which occurred on March 31, 2017 through reduced property management fees and the elimination of external asset management fees to the Former Advisor. As discussed further below, this decline was offset in part by an increase in certain general and administrative expenses due to expenses previously borne by the Former Advisor that are now incurred directly by us as a self-managed company. Management fees include base management fees paid to third party property managers and are computed as a percentage of gross revenue. Beginning as of the Initial Closing, the base management fees were reduced from up to 4% to up to 3%. Incentive management fees may be paid to third party property managers when operating profit or other performance metrics exceed certain threshold levels. Asset management fees payable under the Advisory Agreement, which was terminated at the Initial Closing, were computed as a percentage of the lower of the cost or the fair market value of our assets.

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

Total hotel operating expenses (which exclude acquisition and transaction costs, general and administrative and depreciation and amortization and impairment of long-lived assets), including the results of the hotels in our portfolio as if we had owned each hotel in our portfolio for the three months ended September 30, 2018, and the three months ended September 30, 2017, decreased by approximately 3.1% over the prior year period primarily due to lower rooms expense and other property-level operating expenses associated with the decrease in revenues.
There were no acquisition and transaction related costs during the three months ended September 30, 2018, compared to the prior year period.
General and administrative increased by approximately $0.8 million for the three months ended September 30, 2018, compared to the prior year period, primarily due to higher professional fees. Our general and administrative expenses for the three months ended September 30, 2018 included out-of-pocket legal fees and expenses incurred related to the litigation described at Note 12 of the consolidated financial statements included in this Form 10-Q, and we expect these legal fees and expenses to continue in future periods.
Depreciation and amortization increased by approximately $2.0 million for the three months ended September 30, 2018, compared to the prior year period, due to completed PIPs, partially offset by the sale of three hotels during the fourth quarter of 2017 and one hotel during the first quarter of 2018.
Impairment of goodwill and long-lived assets decreased by $5.4 million for the three months ended September 30, 2018, compared to the prior year period. An impairment loss of $5.4 million was recorded during the three months ended September 30, 2017, on the sale of three of four hotels classified as assets held for sale at that time. See Note 16 - Impairments to our accompanying consolidated financial statements included in this Quarterly Report on Form 10-Q for further details.
Interest expense increased $2.4 million for the three months ended September 30, 2018, compared to the prior year period, primarily driven by an increase in interest rates. Average mortgage debt was $1,513.0 million for the three months ended September 30, 2018, and for the three months ended September 30, 2017. The average interest rate on our mortgage debt was 5.1% for the three months ended September 30, 2018, compared to 4.5% for the three months ended September 30, 2017.
Comparison of the Nine Months Ended September 30, 2018 to the Nine Months Ended September 30, 2017
Room revenues were $439.7 million for the nine months ended September 30, 2018, compared to room revenues of $453.1 million for the nine months ended September 30, 2017. The decrease in room revenues was driven by the positive revenue impact in the 2017 period of hurricanes in our Texas and Florida markets that was not repeated in the 2018 period and by lower occupancy primarily as a result of an aggregate of 37 hotels under renovation pursuant to the Company's PIP program at some point during the nine months ended September 30, 2018, and a lower number of total rooms in the portfolio due to the sale of three hotels during the fourth quarter of 2017, and one hotel during the first quarter of 2018. The 37 hotels were under renovation at some point during the nine months ended September 30, 2018, which represented approximately 3,100 nights when a room could not be used due to ongoing renovations, compared to 12 hotels that were under renovation at some point during the nine months ended September 30, 2017, which represented approximately 1,100 nights when a room could not be used due to renovations. The decrease in occupancy was also driven by a slow return to normal occupancy for hotels that had recently completed renovations and reduced guest demand combined with increased hotel supply especially in markets where we have not yet completed PIP renovations. The occupancy declines were offset in part by an increase in ADR and by the impact of the April Acquisition of seven hotels in April 2017.
The table below presents actual operating information of the hotels in our portfolio for the periods in which we owned them.

	Nine Months Ended
Total Portfolio	September 30, 2018	September 30, 2017
Number of rooms	17,320	17,846
Occ	75.1%	77.6%
ADR	$125.46	$123.84
RevPAR	$94.26	$96.10
The next table below presents pro-forma operating information of the hotels in our portfolio as if we had owned each hotel in our portfolio as of September 30, 2018, for the full periods presented.

	Nine Months Ended
Pro forma (144 hotels)	September 30, 2018	September 30, 2017
Number of rooms	17,320	17,320
Occ	75.2%	78.1%
ADR	$125.55	$124.50
RevPAR	$94.45	$97.25
RevPAR change	(2.9)%
The information in the next table below presents pro-forma operating information for only the hotels that we classify as not under renovation as of September 30, 2018.

	Nine Months Ended
Pro forma hotels not under renovation (101 hotels)	September 30, 2018	September 30, 2017
Number of rooms	12,398	12,398
Occ	77.2%	78.0%
ADR	$126.96	$125.94
RevPAR	$97.99	$98.25
RevPAR change	(0.3)%
The information in the next table below presents pro-forma operating information for a subset of the 101 hotels classified as not under renovation because we completed renovations for these 40 hotels more than four full quarters prior to the three months ended September 30, 2018.

	Nine Months Ended
Pro-forma hotels not under renovation with completed renovations (40 hotels)	September 30, 2018	September 30, 2017
Number of rooms	4,950	4,950
Occ	80.0%	79.2%
ADR	$130.51	$127.78
RevPAR	$104.44	$101.19
RevPAR change	3.2%
Pro-forma RevPAR for the nine months ended September 30, 2018, declined 2.9%, compared to the nine months ended September 30, 2017, due to a decline in occupancy, partially offset by an increase in ADR. The primary driver of the occupancy decline was due to the same factors that impacted the revenue decline for these periods as described above. Pro-forma RevPAR for our hotels not under renovation (101 hotels) declined by 0.3% in the current period as compared to the prior year period, due to a decline in occupancy, partially offset by an increase in ADR. Pro-forma RevPAR for our hotels classified as not under renovation with completed renovations (40 hotels) increased by 3.2% in the current period as compared to the prior year period, due to increases in occupancy and ADR.
Other non-room operating revenues for the portfolio include food and beverage, and other ancillary revenues such as conference center, market, parking, telephone and cancellation fees. Total non-room operating revenues, including the results of the hotels in our portfolio as if we had owned each hotel in our portfolio for the nine months ended September 30, 2018, and the nine months ended September 30, 2017, increased 2.3% driven by an increase in other revenue, partially offset by a decrease in food and beverage revenue.
Total hotel operating expenses (which exclude acquisition and transaction costs, general and administrative, depreciation and amortization and impairment of long-lived assets), including the results of the hotels in our portfolio as if we had owned each hotel in our portfolio for the nine months ended September 30, 2018, and the nine months ended September 30, 2017, decreased approximately 1.2% over the prior year period primarily due to the reduction in base property management fees and elimination of asset management fees effective as of the Initial Closing and due to lower rooms expense and other property-level operating expenses associated with the decrease in revenues.
Acquisition and transaction related costs decreased approximately $0.5 million for the nine months ended September 30, 2018, compared to the prior year period. Acquisition and transaction related costs in the prior year ended September 30, 2017 were due to costs associated with the April Acquisition of seven hotels from Summit.
General and administrative expenses increased approximately $0.6 million for the nine months ended September 30, 2018, compared to the prior year period, primarily due to higher professional fees and the commencement of payment of employee salaries and benefits following our transition to a self-managed company. Our general and administrative expenses for the nine months ended September 30, 2018 included out-of-pocket legal fees and expenses incurred related to the litigation described at Note 12 of the consolidated financial statements included in this Form 10-Q, and we expect these legal fees and expenses to continue in future periods.
Depreciation and amortization increased approximately $4.6 million for the nine months ended September 30, 2018, compared to the prior year period, due to completed PIPs and the April Acquisition of seven hotels from Summit, partially offset by the sale of three hotels during the fourth quarter of 2017 and one hotel during the first quarter of 2018.
Impairment of goodwill and long-lived assets decreased approximately $5.6 million for the nine months ended September 30, 2018, compared to the prior year period. For the nine months ended September 30, 2018, a $17.3 million impairment was recorded related to the long-lived assets of four hotels. See Note 16 - Impairments to our accompanying consolidated financial statements included in this Quarterly Report on Form 10-Q for further details. For the nine months ended September 30, 2017, a $16.1 million impairment was recorded related to goodwill, and a $6.8 million impairment was recorded related to long-lived assets. See Note 2 - Significant Accounting Policies and Note 16 -Impairments to our accompanying consolidated financial statements included in this Quarterly Report on Form 10-Q for further details.
Interest expense increased approximately $4.4 million for the nine months ended September 30, 2018, compared to the prior year period, primarily driven by increased mortgage debt, an increase in interest rates and higher amortization of deferred financing costs on the new loans from the April 2017 refinancing transactions. Average mortgage debt was $1,513.0 million for the nine months ended September 30, 2018, compared to $1,466.0 million for the nine months ended September 30, 2017. The average interest rate on our mortgage debt was 4.8% for the nine months ended September 30, 2018, compared to 4.3% for the nine months ended September 30, 2017.
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
The following table reconciles our net loss attributable to common stockholders in accordance with GAAP to Hotel EBITDA for the three and nine months ended September 30, 2018, and for the three and nine months ended September 30, 2017:

	For the Three Months Ended September 30, 2018	For the Three Months Ended September 30, 2017	For the Nine Months Ended September 30, 2018	For the Nine Months Ended September 30, 2017
Net loss attributable to common stockholders	$(16,893)	$(14,058)	$(70,131)	$(61,992)
Deemed dividend related to beneficial conversion feature of Class C Units	—	—	—	4,535
Dividends on Class C Units	5,405	4,369	15,355	8,681
Accretion of Class C Units	663	556	1,890	1,097
Net loss before dividends and accretion (in accordance with GAAP)	(10,825)	(9,133)	(52,886)	(47,679)
Less: Net income (loss) attributable to non-controlling interest	44	154	63	237
Net loss and comprehensive loss (in accordance with GAAP)	$(10,781)	$(8,979)	$(52,823)	$(47,442)
Depreciation and amortization	28,446	26,464	83,070	78,519
Impairment of goodwill and long-lived assets	—	5,396	17,255	22,838
Interest expense	27,083	24,728	78,423	74,019
Acquisition and transaction related costs	—	—	27	498
Other income (expense)	(134)	(15)	(247)	(52)
Equity in earnings of unconsolidated entities	(199)	(231)	(101)	(381)
General and administrative	5,193	4,389	14,874	14,230
Income tax benefit (liability)	(112)	1,105	(1,022)	1,538
Hotel EBITDA	$49,496	$52,857	$139,456	$143,767

Cash Flows
Net cash provided by operating activities was $71.1 million for the nine months ended September 30, 2018. Cash provided by operating activities was positively impacted primarily by increases in accounts payable and accrued expenses, offset by increases in prepaid expenses and other assets.
Net cash used in investing activities was $79.1 million for the nine months ended September 30, 2018, primarily attributable to capital investments in our properties, offset by the proceeds from the sale of a hotel.
Net cash flow used in financing activities was $0.8 million for the nine months ended September 30, 2018. Cash provided by the net proceeds from the sale of Class C Units was more than fully offset by the use of a portion of those net proceeds to partially redeem the Grace Preferred Equity Interests, cash distributions paid on Class C Units and repurchases of shares of common stock.
Election as a REIT
We elected and qualified to be taxed as a REIT commencing with our taxable year ended December 31, 2014. In order to continue to qualify as a REIT, we must annually distribute to our stockholders 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding net capital gain, and must comply with various other organizational and operational requirements. As of December 31, 2017, we had $152.1 million of net operating loss ("NOL") carry forward that may be used in the future to reduce the amount otherwise required to be distributed by us to meet REIT requirements. These NOLs will not begin to expire for over a decade.

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
Liquidity and Capital Resources
As of September 30, 2018, we had cash and cash equivalents on hand of $82.7 million. Under certain of our debt obligations, we are required to maintain minimum liquidity of $15.0 million to comply with financial covenants, and we expect to satisfy this covenant through liquidity we maintain at individual hotels as well as through other sources.
As of September 30, 2018, we had principal outstanding of $1.5 billion under our indebtedness plus an additional $219.7 million in liquidation value of Grace Preferred Equity Interests (which are treated as indebtedness for accounting purposes), most of which was incurred in acquiring the properties we currently own. On February 27, 2018, we used $10.6 million of proceeds from the Second Closing to reduce the liquidation value of the Grace Preferred Equity Interests to $223.5 million, and thereby satisfied our obligation to redeem 50.0% of the Grace Preferred Equity Interests originally issued by such date. During the nine months ended September 30, 2018, we also used $3.8 million of proceeds from the sale of one of our hotels to further reduce the liquidation value of the Grace Preferred Equity Interests to $219.7 million as of September 30, 2018. The Grace Preferred Equity Interests are required to be redeemed in full by February 27, 2019, and we intend to utilize proceeds from Subsequent Closings to redeem the Grace Preferred Equity Interests on or prior to such date. The Subsequent Closings are subject to conditions, and there can be no assurance they will be completed on their current terms, or at all.
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
The Brookfield Investor has agreed to purchase additional Class C Units at Subsequent Closings in an aggregate amount not to exceed $240.0 million. Generally, the proceeds from the sale of Class C Units at Subsequent Closings may be used to redeem the Grace Preferred Equity Interests at or around the time they are required to be redeemed, with the balance available to fund PIPs and related lender reserves, repay amounts then outstanding with respect to mortgage debt principal and interest and working capital. As of September 30, 2018, $219.7 million in liquidation value of Grace Preferred Equity Interests was outstanding, and, accordingly, $20.3 million in Class C Units was available to be issued at Subsequent Closings to meet any other capital requirements. The Subsequent Closings are subject to conditions, and there can be no assurance they will be completed on their current terms, or at all.
We engage in a continued process of renovating and improving our hotels. Since acquisition we have reinvested more than $295.8 million in our hotels through PIPs and other capital improvements. This includes the approximately $350 million PIP program we are currently undertaking across a significant portion of the portfolio. We expect to complete our PIP program over the next two to three years. As of September 30, 2018, we have substantially completed work on 78 of the 141 hotels that are part of our PIP program. During the third quarter of 2018 we began PIP work on five hotels, and, during the fourth quarter of 2018, we anticipate beginning PIP work on an additional 16 hotels, of which the first five hotels are expected to have work substantially completed in the fourth quarter of 2018 and the other 16 hotels are expected to have work substantially completed by the second quarter of 2019. We expect to spend approximately $110 million as part of our PIP program and other capital improvements during 2018, $85.2 million of which has been spent as of September 30, 2018. We periodically deposit reserves with our mortgage lenders that we utilize to fund a portion of the PIP work and other capital improvements. As of September 30, 2018, we had $11.1 million of PIP and other capital improvements reserves. We are scheduled to fund an additional $6.3 million in PIP reserves with our mortgage lenders during the remainder of 2018, and $26.6 million during the period from 2019 through 2021.

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

To date, we have funded our PIP program primarily from proceeds from our IPO, which was suspended at the end of 2015 and terminated in accordance with its terms in January 2017, operating cash flows, and proceeds from borrowings and the sale of Class C Units to the Brookfield Investor. We expect to fund our ongoing PIP program and other capital improvements primarily from operating cash flows and cash on hand.

We have financed substantially all of our hotels with mortgage debt and, in some cases, mezzanine debt. The maturity date and certain other terms of our mortgage and mezzanine debt obligations are summarized at Note 5 of the consolidated financial statements included in this Form 10-Q. We intend to manage the maturity of these debt obligations by extending or refinancing the related debt at or prior to maturity. Depending upon market conditions, we may seek to generate additional liquidity from financing and refinancing of hotels in our portfolio, and this liquidity, to the extent available, may be utilized for various corporate purposes such as to repay other indebtedness, fund the PIP program or, subject to the Brookfield Approval Rights, for new hotel acquisitions.

In April 2017, we refinanced $895.4 million principal amount then outstanding under the mortgage and mezzanine indebtedness encumbering 95 hotels in the Grace Portfolio with new mortgage and mezzanine loans encumbering 87 of those properties (the “87-Pack Loans”). The 87-Pack Loans have an aggregate principal amount of $915.0 million and mature in

May 2019, subject to three one-year extension rights at our option. Also in April 2017, we refinanced $235.5 million principal amount then outstanding under a term loan agreement secured by 20 of our hotels that was scheduled to mature in August 2018, with a new term loan secured by those hotels as well as the seven hotels acquired in the April Acquisition and one unencumbered hotel from our existing portfolio. The term loan has an aggregate principal amount of $310.0 million and matures in May 2019, subject to three one-year extension rights at our option.

As of September 30, 2018, our loan-to-value ratio was 68.0% including the Grace Preferred Equity Interests, and our loan-to-value ratio excluding the Grace Preferred Equity Interests, was 59.3%. These leverage percentages are calculated based on consolidated balance sheet values.
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
Whether or not we generate additional liquidity from any refinancing activity, we believe our current sources of additional liquidity will allow us to meet our existing capital requirements, although there can be no assurance the amounts actually generated will be sufficient for these purposes. The Subsequent Closings are subject to conditions, and may not be completed on their current terms, or at all, the cost savings from our transition to self-management may not be realized to the extent we are anticipating, or at all, and our operating cash flows depend on the operating results of our hotels, which may fluctuate. Accordingly, we may require additional liquidity to meet our capital requirements, which may not be available on favorable terms or at all. Any additional debt or equity financing consisting of common stock, preferred stock or warrants, or any combination thereof to meet our capital requirements may also only be obtained subject to the Brookfield Approval Rights, and there can be no assurance this prior approval will be provided when requested, or at all. If obtained, any additional or alternative debt or equity financing could be on terms that would not be favorable to us or our stockholders, including high interest rates, in the case of debt financing, and substantial dilution, in the case of equity issuances or convertible securities. Moreover, because we are required to use 35% of the proceeds from the issuance of interests in us or any of our subsidiaries, to redeem the Grace Preferred Equity Interests at par, up to a maximum of $350 million in redemptions for any 12-month period, it may be more difficult to obtain equity financing from an alternative source in an amount required to meet our capital requirements.
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
On September 24, 2018, we announced that our board of directors had adopted a new share repurchase program (the "SRP"), effective as of October 1, 2018. Pursuant to the SRP, any stockholder of our common stock may request that we repurchase all or a portion of their shares of common stock at a price established by the board of directors (the “Repurchase Price”). The Repurchase Price is initially $9.00 per share and may be changed by the board of directors from time to time in its sole discretion. Repurchases will be made quarterly at the Repurchase Price effective on the last day of the quarter. Repurchases under the SRP will be limited to a maximum number of shares of common stock for any quarter equal to the lower of 1,000,000 shares of common stock or 5% of the number of shares of common stock outstanding as of the last day of the previous quarter. The board of directors may modify, suspend, reactivate or terminate the SRP at any time and has the power, in its sole discretion, to repurchase fewer shares than have been requested in any particular quarter, or none at all. We intend to fund repurchases under the SRP from operating cash flows and cash on hand.

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

For the three and nine months ended September 30, 2018, we paid cash distributions of $3.2 million and $9.2 million, respectively, on the Class C Units, and PIK Distributions of 146,594.53 and 416,402.88, respectively, to the Brookfield Investor, as the sole holder of the Class C Units.

Contractual Obligations
We have the following contractual obligations as of September 30, 2018:
Debt Obligations:
The following is a summary of principal and interest due under our mortgage debt obligations over the next five years and thereafter as of September 30, 2018 (in thousands):

	Total	2018	2019-2021	2022	Thereafter
Principal payments due on mortgage notes payable	$1,513,000	$—	$288,000	$1,225,000	$—
Interest payments due on mortgage notes payable	261,089	19,493	215,097	26,499	—
Total	$1,774,089	$19,493	$503,097	$1,251,499	$—
Mortgage notes payable due dates assume exercise of all borrower extension options. Estimated interest payments on our variable rate debt are based on interest rates as of September 30, 2018.
The following is a summary of the distribution and redemption obligations under the Grace Preferred Equity Interests, our mandatorily redeemable preferred securities, over the next five years and thereafter as of September 30, 2018 (in thousands):

	Total	2018	2019-2021	2022	Thereafter
Mandatory redemptions due on mandatorily redeemable preferred securities	$219,746	$—	$219,746	$—	$—
Monthly distributions due on mandatorily redeemable preferred securities	8,567	4,383	4,184	—	—
Total	$228,313	$4,383	$223,930	$—	$—

Class C Unit Obligations:
The following table reflects the cash distributions obligations on the Class C Units over the next five years and thereafter as of September 30, 2018 (in thousands):

	Total	2018	2019-2021	2022	Thereafter
Distributions on Class C Units	$49,547	$3,285	$42,518	$3,744	$—
The foregoing summary does not include the impact of Class C Units that may be issued at Subsequent Closings or their associated PIK Distributions.
Lease Obligations:
The following table reflects the minimum base rental cash payments under our ground and hotel lease obligations over the next five years and thereafter as of September 30, 2018 (in thousands):

	Total	2018	2019-2021	2022	Thereafter
Lease payments due	$98,754	$1,248	$15,763	$5,292	$76,451
Property Improvement Plan Reserve Deposits:
The following table reflects estimated PIP reserve deposits that are required under our mortgage debt obligations over the next five years and thereafter as of September 30, 2018 (in thousands):

	Total	2018	2019-2021	2022	Thereafter
PIP reserve deposits due	$32,895	$6,324	$26,571	$—	$—

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
As of September 30, 2018, we had not fixed the interest rate for $1.2 billion of our secured variable-rate debt. As a result, we are subject to the potential impact of rising interest rates, which could negatively impact our profitability and cash flows. In order to mitigate our exposures to changes in interest rates, we have entered into interest rate cap agreements with respect to all $1.2 billion of our variable-rate debt. The estimated impact on our annual results of operations, of an increase or decrease of 100 basis points in interest rates, would be to increase or decrease annual interest expense by approximately $12.4 million. The estimated impact assumes no changes in our capital structure. As the information presented above includes only those exposures that exist as of September 30, 2018, it does not consider those exposures or positions that could arise after that date. The information represented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.

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
No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings.
We are not a party to any material pending legal or regulatory proceedings, other than as set forth below.

In February 2018, one of our stockholders, Tom Milliken, filed a derivative complaint (the “Complaint”) on behalf of us and against us, as well as the Former Advisor, the Former Property Manager, various affiliates of those entities (together, the “Former Advisor Defendants”), and certain of our current and former directors and officers of the Company (the “Director Defendants”). The Complaint was filed in the District Court for the Southern District of New York on February 26, 2018. The Complaint alleges, among other things, that the Former Advisor and the Director Defendants breached their fiduciary duties to us and our stockholders by putting their own interests above our interests, which breach was aided and abetted by certain of the Former Advisor Defendants. The Complaint also asserts claims of breach of contract against the Director Defendants, corporate waste against the Former Advisor and certain of the Director Defendants, and unjust enrichment against certain of the Director Defendants and Former Advisor Defendants. We had been investigating the above claims and others made by the stockholder since receipt of a shareholder demand letter from Mr. Milliken's attorneys in July 2017 and a supplemental demand letter in December 2017. In March 2018, we received a new demand letter from a different stockholder making substantially similar claims to those contemplated by the Complaint. The claims made in the Complaint and the new demand letter do not seek recovery of losses from or damages against us, but instead allege that we have sustained damages as a result of actions by the Former Advisor Defendants and the Director Defendants, and therefore no accrual of any potential liability was necessary as of September 30, 2018, other than for incurred out-of-pocket legal fees and expenses. We have consulted with our outside legal counsel and established a special litigation committee comprised solely of independent directors, which is investigating the claims made by both stockholders and evaluating the next steps that will be taken. In May 2018, we filed a motion to stay the Complaint pending the outcome of the investigation, and, in August 2018, the District Court granted our motion.
Item 1A. Risk Factors.
There have been no material changes to the risk factors disclosed in our 2017 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On July 2, 2018, 7,210 restricted shares of common stock were awarded under our amended and restated employee and director incentive restricted share plan to a wholly owned subsidiary of the Brookfield Investor in respect of the service on our board of directors by the two directors elected to our board of directors by the Brookfield Investor pursuant to its rights as the holder of the Redeemable Preferred Share. This transaction was exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
None.
Item 5. Other Information.

None.

Item 6. Exhibits.
EXHIBIT INDEX
The following exhibits are included in this Quarterly Report on Form 10-Q for the three months ended September 30, 2018 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
10.1*
Seventh Amendment to Amended and Restated Agreement of Limited Partnership of Hospitality Investors Trust Operating Partnership, L.P. dated as of September 28, 2018, by Hospitality Investors Trust, Inc., as general partner

10.2*	Form of Restricted Share Unit Award Agreement (officers)
31.1*	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*
Written statements of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*
XBRL (eXtensible Business Reporting Language). The following materials from Hospitality Investors Trust, Inc. Quarterly Report on Form 10-Q for the nine months ended September 30, 2018, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statements of Changes in Stockholders' Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

* Filed herewith

HOSPITALITY INVESTORS TRUST, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOSPITALITY INVESTORS TRUST, INC.

Dated: November 8, 2018	By: /s/ Jonathan P. Mehlman Name: Jonathan P. Mehlman Title: Chief Executive Officer and President (Principal Executive Officer)
Dated: November 8, 2018	By: /s/ Edward T. Hoganson Name: Edward T. Hoganson Title: Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)