Form 10-K
period 2018-12-31
Hospitality Investors Trust, Inc.
filed 2019-04-16
CIK 1583077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2018
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
Securities registered pursuant to section 12(b) of the Act: None
Securities registered pursuant to section 12(g) of the Act: Common stock, $0.01 par value per share (Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No
Indicate by check mark whether the registrant submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See definition of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
The number of outstanding shares of the registrant's common stock on April 15, 2019 was 39,132,451 shares.

HOSPITALITY INVESTORS TRUST, INC.

FORM 10-K
Year Ended December 31, 2018

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
The following are some of the risks and uncertainties, although not all risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•	We may require funds, which may not be available on favorable terms or at all, in addition to our operating cash flow and cash on hand to meet our capital requirements.

•
The interests of the Brookfield Investor may conflict with our interests and the interests of our stockholders, and the Brookfield Investor owns all $396.5 million in liquidation preference units of limited partner interests in our operating partnership entitled “Class C Units” (the “Class C Units”) issued and outstanding as of the date hereof and has significant governance and other rights that could be used to control or influence our decisions or actions.

•
The prior approval rights of the Brookfield Investor will restrict our operational and financial flexibility and could prevent us from taking actions that we believe would be in the best interest of our business.

•	We no longer pay distributions and there can be no assurance we will resume paying distributions in the future.

•
We do not expect to be able to purchase additional properties unless we are able to either sell assets at prices that generate sufficient excess proceeds after repayment of any related debt or obtain additional equity or debt financing and obtain prior approval from the Brookfield Investor.

•	We have a history of operating losses and there can be no assurance that we will ever achieve profitability.

•	No public market currently exists, or may ever exist, for shares of our common stock and our shares are, and may continue to be, illiquid.

•	Because no public trading market for our shares currently exists and our share repurchase program has been suspended, it is difficult for our stockholders to sell their shares of our common stock.

•	All of the properties we own are hotels, and we are subject to risks inherent in the hospitality industry.

•	We primarily own older hotels, which makes us more susceptible to declines in consumer demand, the impact of increases in hotel supply and downturns in economic conditions.

•	Increases in interest rates could increase the amount of our debt payments.

•	We have incurred substantial indebtedness, which may limit our future operational and financial flexibility.

•
We depend on our operating partnership and its subsidiaries for cash flow and are effectively structurally subordinated in right of payment to their obligations, which include distribution and redemption obligations to holders of Class C Units.

•
The amount we would be required to pay holders of Class C Units in a fundamental sale transaction may discourage a third party from acquiring us in a manner that might otherwise result in a premium price to our stockholders.

•
We are subject to a variety of risks related to our brand-mandated property improvement plans ("PIPs"), such as we may spend more than budgeted amounts to make necessary renovations and the renovations we make may not have the desired effect of improving the competitive position and enhancing the performance of the hotels renovated.

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

ii

PART I

Item 1. Business.
Hospitality Investors Trust, Inc. is a self-managed real estate investment trust (“REIT”) that invests primarily in premium-branded select-service lodging properties in the United States. We were incorporated on July 25, 2013 as a Maryland corporation and elected to be taxed as a REIT beginning with the taxable year ended December 31, 2014. As of December 31, 2018, we own or have an ownership interest in a total of 144 hotels, with a total of 17,321 guestrooms in 33 states.
We believe in affiliating our hotels with premium brands owned by leading international franchisors such as Hilton, Marriott and Hyatt. These brands represent the delivery of consistently high-quality hotel accommodations with value-oriented pricing that we believe appeals to a wide range of customers, including both business and leisure travelers. As of December 31, 2018, all but one of our hotels operated under a franchise or license agreement with a national brand owned by one of Hilton Worldwide, Inc., Marriott International, Inc., Hyatt Hotels Corporation and Intercontinental Hotels Group or one of their respective subsidiaries or affiliates. Our one unbranded hotel has a direct affiliation with a leading university in Atlanta.
We have primarily acquired lodging properties in the upscale select-service, upscale extended stay and upper midscale select-service chain scale segments located in secondary markets with strong demand generators, such as state capitals, major universities and hospitals, as well as corporate, leisure and retail attractions. We believe properties in these chain scale segments can be operated with fewer employees and provide more stable cash flows than full service hotels, and with less market volatility than similar hotels in primary market locations.
The tables below include the following details for our hotel portfolio as of December 31, 2018, measured by number of rooms:

•	our top 20 markets as designated by STR, Inc. (“STR”);

•	chain scale mix[1], as designated by STR, and hotel brand; and

•	hotel location type, as designated by STR.

1 STR generally classifies hotel brands into one of the following six chain scale segments, ranked from highest average daily rate to lowest: luxury, upper upscale, upscale, upper midscale, midscale and economy.

	# of Hotels	% by Rooms
Top 20 Markets
Orlando, FL	4	4.5%
Chicago, IL	5	4.4%
Memphis, TN-AR-MS	6	3.4%
Atlanta, GA	3	3.1%
Louisiana South	5	2.9%
West Palm Beach/Boca Raton, FL	4	2.8%
Dallas, TX	3	2.6%
Baltimore, MD	3	2.6%
Jackson, MS	4	2.3%
Columbus, OH	3	2.3%
San Diego, CA	3	2.2%
Kansas City, MO-KS	3	2.2%
Norfolk/Virginia Beach, VA	2	2.0%
Austin, TX	3	2.0%
Seattle, WA	2	1.8%
Tampa/St Petersburg, FL	3	1.8%
Houston, TX	2	1.7%
Lexington, KY	3	1.7%
Denver, CO	2	1.6%
Connecticut Area	2	1.6%
Top 20 Markets	65	49.5%

All Other Markets	79	50.5%

Total Portfolio	144	100.0%

	# of Hotels	% by Rooms
Chain Scale/Brand
Upscale
Courtyard	23	16.1%
Hyatt Place	16	12.0%
Residence Inn	19	10.1%
Homewood Suites	11	8.6%
Springhill Suites	10	6.1%
Hilton Garden Inn	6	4.8%
Hyatt House	1	0.9%
Doubletree	1	0.7%
Staybridge Suites	1	0.5%
Upscale Total	88	59.8%

Upper Midscale
Hampton Inn/Hampton Inn & Suites	43	29.8%
Fairfield Inn	7	4.6%
Townplace Suites	2	1.1%
Holiday Inn Express	1	0.4%
Upper Midscale Total	53	35.9%

Upper Upscale
Independent	1	1.5%
Embassy Suites	1	1.4%
Westin	1	1.4%
Upper Upscale Total	3	4.3%

Total Portfolio	144	100.0%

	# of Hotels	% by Rooms
STR Location
Airport	15	10.1%
Interstate	4	2.4%
Resort	5	5.3%
Small Metro/Town	12	7.7%
Suburban	85	56.1%
Urban	23	18.4%
Total Portfolio	144	100.0%

In order to maintain our qualification as a REIT, we cannot operate or manage our hotels. Accordingly, our hotels are operated by national and regional hotel management companies that are not affiliated with us. Our asset management activities seek to encourage and demand our third-party management companies to develop effective sales programs, operate hotels effectively, control costs and develop operational initiatives for our hotels that increase guest satisfaction.
We conducted our initial public offering ("IPO"), from January 2014 until November 2015 without listing shares of our common stock on a national securities exchange, and we have not subsequently listed our shares. There currently is no established trading market for our shares and there may never be one. We suspended paying distributions to our stockholders in connection with our entry into the SPA (as defined below) with Brookfield Strategic Real Estate Partners II Hospitality REIT II

LLC (the “Brookfield Investor”) in January 2017. Currently, under the Brookfield Approval Rights (as defined below), prior approval is required before we can declare or pay any distributions or dividends to our common stockholders, except for cash distributions equal to or less than $0.525 per annum per share.
We are required to annually publish a per share estimated value of our common stock (“Estimated Per-Share NAV”) pursuant to the rules and regulations of the Financial Industry Regulatory Authority ("FINRA"). On April 23, 2018, our board of directors unanimously approved an updated Estimated Per-Share NAV equal to $13.87 based on an estimated fair value of our assets less the estimated fair value of our liabilities, divided by 39,505,742 shares of our common stock outstanding on a fully diluted basis as of December 31, 2017 (the “2018 NAV”). We expect to publish our next annual Estimated Per-Share NAV update during the second quarter of 2019.
In September 2018, our board of directors adopted a Share Repurchase Program (“SRP”) pursuant to which we were offering, subject to certain terms and conditions, liquidity to stockholders by offering to make quarterly repurchases of common stock at a price to be established by the board of directors. In February 2019, our board of directors suspended the SRP. The suspension will remain in effect unless and until our board takes further action to reactivate the SRP. There can be no assurance the SRP will be reactivated on its current terms, different terms or at all.
Brookfield Investment
On January 12, 2017, we, along with our operating partnership, Hospitality Investors Trust Operating Partnership, L.P. (the “OP”), entered into a Securities Purchase, Voting and Standstill Agreement (the “SPA”) with the Brookfield Investor, pursuant to which the Brookfield Investor agreed to make capital investments in our company of up to $400 million by purchasing units of limited partner interest in the OP entitled “Class C Units” (“Class C Units”) through February 2019. As of the date of this Annual Report, the Brookfield Investor has made $379.7 million of capital investments in us by purchasing Class C Units, but it no longer has any obligations or rights to purchase additional Class C Units.
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
On February 27, 2019, the third and final closing under the SPA (the “Final Closing”) occurred, pursuant to which we sold 14,898,060.78 additional Class C Units to the Brookfield Investor, for a purchase price of $14.75 per Class C Unit, or $219.7 million in the aggregate. Following the Final Closing, the Brookfield Investor no longer has any obligations or rights to purchase additional Class C Units pursuant to the SPA or otherwise.
Substantially all of our business is conducted through the OP. We are a general partner and hold all of the units of limited partner interest in the OP entitled “OP Units” ("OP Units"). The Brookfield Investor holds all the issued and outstanding Class C Units, which rank senior in payment of distributions and in the distribution of assets to the OP Units held by us. BSREP II Hospitality II Special GP, OP LLC (the “Special General Partner”), an affiliate of the Brookfield Investor, is the special general partner of the OP, with certain non-economic rights that apply if we fail to redeem the Class C Units when required to do so, including the ability to commence selling the OP’s assets until the Class C Units have been fully redeemed. Holders of Class C Units are entitled to receive, with respect to each Class C Unit, fixed, quarterly cumulative cash distributions at a rate of 7.50% per annum and are also entitled to receive, with respect to each Class C Unit, a fixed, quarterly, cumulative distribution payable in Class C Units at a rate of 5% per annum ("PIK Distributions"). As of December 31, 2018, the total liquidation preference of the Class C Units was $173.6 million, and as of February 27, 2019, following the Final Closing, the total liquidation preference of the Class C Units was $393.3 million. The Class C Units are convertible into OP Units, which may be redeemed for shares of our common stock or, at our option, the cash equivalent. As of the date of this Annual Report on Form 10-K, the Brookfield Investor owns or controls 40.7% of the voting power of our common stock on an as-converted basis. The SPA also contains certain standstill and voting restrictions applicable to the Brookfield Investor and certain of its affiliates.
Without obtaining the prior approval of the majority of the then outstanding Class C Units, the OP is restricted from taking certain actions including equity issuances, debt incurrences, payment of dividends or other distributions, redemptions or repurchases of securities, property acquisitions and property sales and dispositions. In addition, pursuant to the terms of the

Redeemable Preferred Share, the Brookfield Investor has elected and has a continuing right to elect two directors (each, a "Redeemable Preferred Director") to our board of directors and has other governance and board rights, and we are similarly restricted from taking those actions requiring approval of the Class C Units without the prior approval of at least one of the Redeemable Preferred Directors. Prior approval of at least one of the Redeemable Preferred Directors is also required for our annual business plan (including the annual operating and capital budget) required under the terms of the Redeemable Preferred Share (the "Annual Business Plan"), hiring and compensation decisions related to certain key personnel (including our executive officers) and various matters related to the structure and composition of our board of directors. These restrictions (collectively referred to herein as the “Brookfield Approval Rights”) are subject to certain exceptions and conditions.
See Note 3 - Brookfield Investment to our accompanying consolidated financial statements included in this Annual Report on Form 10-K for additional information regarding the terms of the Redeemable Preferred Share, the Class C Units and the Brookfield Approval Rights.
Transition to Self-Management
Prior to the Initial Closing, we had no employees, and we depended on our former external advisor, American Realty Capital Hospitality Advisors, LLC (the “Former Advisor”) to manage certain aspects of our affairs on a day-to-day basis pursuant to our advisory agreement with the Former Advisor. In connection with, and as a condition to, the Brookfield Investor's investment in us at the Initial Closing, the advisory agreement was terminated and certain employees of the Former Advisor or its affiliates (including, at that time, Crestline Hotels & Resorts, LLC (“Crestline”)) who had been involved in the management of our day-to-day operations, including all of our executive officers, became our employees. As of December 31, 2018, we had 28 full-time employees. The staff at our hotels are employed by our third-party hotel managers.
Investment Objective and Strategies
Our primary business objective is to maximize stockholder value and position ourselves for a liquidity event, such as a listing on a national securities exchange, a merger or a sale, within two to four years, depending on capital markets and macroeconomic conditions. Subject to the Brookfield Approval Rights, including the requirement that at least one Redeemable Preferred Director approve our Annual Business Plan, we have pursued and will continue to pursue this objective through the following investment strategies:

•
Continued Investment in our Hotels. We engage in a continued process of renovating and improving our hotels. Since acquisition we have reinvested more than $316.8 million in our hotels through PIPs and other capital improvements. This includes amounts spent as part of the approximately $350 million PIP program we are currently undertaking across substantially all the hotels in our portfolio. We expect to complete our PIP program over the next two to three years. As of December 31, 2018, we have substantially completed work on 83 of the 141 hotels that are part of our PIP program, and an additional 16 hotels are in process and expected to be substantially completed early in the second quarter of 2019. We expect the investments we have made, and continue to make, in PIPs will enhance the performance of our hotel portfolio in future years and thereby, we believe, increase our cash flow and the value of our portfolio.

•
Disciplined Capital Reallocation. We intend to continue to pursue the sale of hotels we determine are non-core to our portfolio and reallocate that capital into acquisition and capital investment opportunities that we believe will produce more attractive stockholder returns. Non-core hotels can include those where the projected return on PIP work does not meet our thresholds, or those with low revenue per available room ("RevPAR"), below-average market quality or near-term franchise expirations.

•
Upgrade Hotel Portfolio. We intend to resume acquisition of premium-branded select-service hotels on a selective basis subject to capital availability, market conditions and opportunity. We intend for our new acquisition activity to emphasize higher quality hotels based on criteria such as:

•	generally higher RevPAR compared to the rest of our portfolio;

•
upgrade market quality by increasing the percentage of our portfolio located in top-50 markets as designated by STR, which percentage is approximately 58% as of December 31, 2018, measured by number of rooms, while still targeting markets with lower volatility;

•	improve chain scale mix by increasing the percentage of hotels in our portfolio in the upscale select-service segment of the lodging industry;

•	further diversifying and expanding the Company’s existing hotel portfolio outside of the Southeast and Mid-Atlantic United States; and

•	lower effective age of our hotels (measured from completion of most recent PIP renovation) and longer franchise agreements.
Acquisitions

Our hotel portfolio has been acquired through a series of portfolio purchases, as shown in the table below.

Acquisition Date	Portfolio	Number of Hotels	Purchase Price(1)
March 2014	Barceló Portfolio	6	$110.1 million
February 2015	Grace Portfolio	116(2)	$1,796.5 million
October 2015	First Summit Portfolio	10	$150.1 million
November 2015	First Noble Portfolio	2	$48.6 million
December 2015	Second Noble Portfolio	2	$59.0 million
February 2016	Third Summit Portfolio	6	$108.3 million
April 2017	Second Summit Portfolio	7	$66.5 million
(1) Exclusive of closing costs
(2) Since the acquisition date, five hotels have been sold reducing the size of this portfolio to 111 properties.
All of our existing hotels are located in the United States.
We have acquired lodging properties by acquiring fee interests or, in some cases, leasehold interests in real property. We also have acquired lodging properties through investments in joint venture entities, including one joint venture entity in which we do not own a controlling interest. Our hotels generally are owned by wholly and majority-owned subsidiaries of our OP, each formed to hold the particular property. In order for the income from our hotel investments to constitute “rents from real property” for purposes of the gross income tests required for REIT qualification, we lease our hotels to a taxable REIT subsidiary which is similarly a wholly or majority-owned subsidiary of our OP.
We do not expect to be able to make future acquisitions unless we are able to either sell assets at prices that generate sufficient excess proceeds after repayment of any related debt or obtain additional equity or debt financing. Our asset sale program is subject to market conditions and there can be no assurance we will be successful in selling assets at our target prices or at all. If we seek to obtain additional equity or debt financing, there can be no assurance we will be able to obtain debt or equity financing on favorable terms, or at all. Moreover, we are restricted under the Brookfield Approval Rights in our ability to make future acquisitions and obtain debt or equity financing, and there can be no assurance any required prior approval would be obtained when requested, or at all.
Property Management Agreements
We contract directly or indirectly, through our taxable REIT subsidiaries, with third-party property management companies to manage our hotel properties.
As of December 31, 2018, 79 of the hotel assets we have acquired were managed by Crestline and 65 of the hotel assets we have acquired were managed by the following other property managers: Hampton Inns Management LLC and Homewood Suites Management LLC, affiliates of Hilton Worldwide Holdings Inc. (38 hotels), InnVentures IVI, LP (2 hotels), McKibbon Hotel Management, Inc. (21 hotels) and LBA Hospitality (4 hotels).
With few exceptions, our management agreements with Crestline are long-term (initial term of 20 years) and are generally terminable by us only for performance related reasons (i.e., failure of the hotel to achieve certain performance thresholds). In connection with the Initial Closing, we agreed with Crestline, which was then an affiliate of the Former Advisor, to the following additional termination rights in connection with a sale of the applicable hotel:

•
until March 31, 2023, we have the right to terminate Crestline upon sale of the hotel if we replace the sold hotel with a comparable hotel (i.e., a hotel not then managed by Crestline with equal or greater historic annual revenue as the one being sold); and

•
beginning on April 1, 2021, we have the right to terminate Crestline upon sale of the hotel and payment of a termination fee in an amount equal to 2.5 times the property management fees payable for the trailing 12 months, subject to customary adjustments.

Our management agreements with our other property managers are short-term and generally range from one to five-year initial terms with continuous renewal options but are terminable by us with or without cause and without payment of a fee or penalty on short notice (generally 60-90 days).
For their services under these hotel management agreements, our property managers receive a base property management fee and are also, in some cases, eligible to receive an incentive management fee if hotel operating profit exceeds certain thresholds.

We pay a base property management fee of generally up to 3.0% of the monthly gross receipts from the properties to the applicable property manager. We reimburse the costs and expenses incurred by the property manager on our behalf pursuant to its duties in accordance with the management agreement.
Franchise Agreements
All but one of our hotels operate under a franchise or license agreement with a national brand that is separate from the agreement with the property manager pursuant to which the operations of the hotel are managed. As of December 31, 2018, the weighted average remaining term of our franchise agreements was approximately 10.5 years. Our franchise agreements grant us the right to the use of the brand name, systems and marks with respect to specified hotels and establish various management, operational, record-keeping, accounting, reporting and marketing standards and procedures with which the licensed hotel must comply. In addition, the franchisor establishes requirements for the quality and condition of the hotel and its furniture, fixtures and equipment, and we are obligated to expend such funds as may be required to maintain the hotel in compliance with those requirements. We are required to make related escrow reserve deposits for these expenditures under our indebtedness.
Typically, our franchise agreements provide for a license fee, or royalty, of 5% to 6% of gross room revenues. In addition, we generally pay 1.5% to 4.3% of gross room revenues as a program fee for the system-wide benefit of brand hotels.
Our typical franchise agreement provides for an initial term of 15 to 20 years, although some have shorter terms. The agreements typically provide no renewal or extension rights and are not assignable. If we breach one of these agreements, in addition to losing the right to use the brand name for the applicable hotel, we may be liable, under certain circumstances, for liquidated damages.
Financing Strategies and Policies
As of December 31, 2018, we had $1.5 billion in outstanding indebtedness and $219.7 million in liquidation value of preferred equity interests issued by two of our subsidiaries that indirectly own 111 of our hotels (the “Grace Preferred Equity Interests”) (which is treated as indebtedness for accounting purposes). We used all proceeds from the Final Closing to redeem the remaining $219.7 million in liquidation value of Grace Preferred Equity Interests. See “Item 2. Properties - Debt.”
As of December 31, 2018, our loan-to-value ratio was 67.9% including the Grace Preferred Equity Interests, and our loan-to-value ratio excluding the Grace Preferred Equity Interests was 59.3%. These leverage percentages are calculated based on total cost of real estate assets before accumulated depreciation and amortization, and the market value of our real estate assets may be materially lower.
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
Except with respect to certain borrowing limits contained in our charter, we may reevaluate and change our debt policy in the future without a stockholder vote. The covenants in our existing indebtedness may not be changed without consent of our lenders. The Brookfield Approval Rights generally cannot be changed without the approval of the Brookfield Investor as well as, with respect to the terms of the Redeemable Preferred Share, a stockholder vote. Factors that we would consider when reevaluating or changing our debt policy include: then-current economic conditions, the relative cost and availability of debt and equity capital, any investment opportunities, the ability of our properties and other investments to generate sufficient cash flow to cover debt service requirements and other similar factors.
Tax Status
We elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"), commencing with our taxable year ended December 31, 2014. We intend to operate in such a manner as to continue to qualify for taxation as a REIT under the Code. However, no assurance can be given that we will operate in a manner so as to continue to qualify as a REIT. We generally, with the exception of our taxable REIT subsidiaries, will not be subject to federal corporate income tax to the extent that we distribute annually all of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP) determined without regards to the deduction for dividends paid and excluding net capital gain, to our stockholders and comply with various other requirements applicable to REITs. Even if we qualify as a REIT, we may be subject to certain state and local taxes on our income and property, and federal income and excise taxes on our undistributed income and taxable REIT subsidiaries.

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
We compete with many other entities engaged in real estate investment activities, including individuals, corporations, bank and insurance company investment accounts, private investment funds, other REITs, real estate limited partnerships, and other entities engaged in real estate investment activities, many of which have greater resources than we do. In addition, affiliates of the Brookfield Investor are or may be in the business of making investments in, and have or may have investments in, other businesses similar to and that may compete with our business.
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
We did not make any material capital expenditures in connection with environmental, health, and safety laws, ordinances and regulations in 2018, and do not expect that we will be required to make any such material capital expenditures during 2019.
Employees
As of December 31, 2018, we had 28 full-time employees. The staffs at our hotels are employed by our third-party hotel managers. We now conduct our operations independently of the Former Advisor and its affiliates, with which we have no ongoing affiliation. We have entered into an annually renewable shared services agreement with Crestline pursuant to which Crestline provides us with accounting, tax related, treasury, information technology and other administrative services.
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
Since inception in July 2013 through December 31, 2018, we have incurred net losses (calculated in accordance with GAAP) equal to $338.6 million. The extent of our future operating losses and the timing of the profitability are highly uncertain, and we may never achieve or sustain profitability.
Because no public trading market for our shares currently exists and our share repurchase program has been suspended, it is difficult for our stockholders to sell their shares of our common stock.
There is no established trading market for shares of our common stock and there can be no assurance one will develop. Our charter does not require our directors to seek stockholder approval to liquidate our assets by a specified date, nor does our charter require our directors to list our shares for trading on a national securities exchange by a specified date. We currently have no plans to list our shares on a national securities exchange. While there is a secondary market for shares of common stock, we believe the volume of those trades is small in relation to the number of shares outstanding. Until our shares are listed, if ever, stockholders may not sell their shares unless the buyer meets the applicable suitability and minimum purchase standards. In addition, our charter prohibits the ownership of more than 4.9% in value of the aggregate of outstanding shares of capital stock or more than 4.9% in value or number of shares, whichever is more restrictive, of any class or series of our stock, unless exempted by our board of directors, which may inhibit large investors from purchasing our stockholders' shares.
In September 2018, our board of directors adopted the SRP pursuant to which we were offering, subject to certain terms and conditions, liquidity to stockholders by offering to make quarterly repurchases of common stock at a price to be established by the board of directors. In February 2019, our board of directors suspended the SRP. The suspension will remain in effect unless and until our board takes further action to reactivate the SRP. There can be no assurance the SRP will be reactivated on its current terms, different terms or at all. Therefore, it is difficult for stockholders to sell their shares. If a stockholder is able to sell his or her shares, it may only be at a substantial discount to Estimated Per-Share NAV.
We may require funds, which may not be available on favorable terms or at all, in addition to our operating cash flow and cash on hand, to meet our capital requirements.
Our major capital requirements currently include PIPs and other hotel capital expenditures and related lender reserve deposits, interest and principal payments under our indebtedness and distributions payable with respect to Class C Units. Beginning in March 2022, we may also be required to fund redemptions of the Class C Units at the option of the holder. In February 2019, we used proceeds of $219.7 million from the sale of Class C Units to the Brookfield Investor to redeem in full the Grace Preferred Equity Interests, and the Brookfield Investor no longer has any obligations or rights to purchase additional Class C Units pursuant to the SPA or otherwise.
We expect to either extend or refinance our indebtedness at maturity, when the principal payments are due, and we believe our cash on hand and sources of additional liquidity, which are primarily comprised of operating cash flow and could also include proceeds from asset sales and debt or equity issuances, will allow us to meet our ongoing existing capital requirements. However, there can be no assurance the amounts actually generated will be sufficient for these purposes. Accordingly, we may require additional liquidity to meet our capital requirements, which may not be available on favorable terms or at all. Any additional debt or equity capital consisting of common stock, preferred stock or warrants, or any combination thereof as well as certain refinancing transactions may also only be obtained subject to the Brookfield Approval Rights, and there can be no assurance this prior approval will be provided when requested, or at all. If obtained, any additional or alternative debt or equity capital could be on terms that would not be favorable to us or our stockholders, including high interest rates, in the case of debt, and substantial dilution, in the case of issuing equity or convertible debt securities.
Furthermore, our ability to identify and consummate a potential transaction with a source of equity or debt capital is dependent upon a number of factors that may be beyond our control, including market conditions, industry trends and the interest of third parties in our business and assets. In addition, any potential transaction may be subject to conditions, such as obtaining consents from our lenders and franchisors, which we might not be able to meet, and the process of seeking alternative sources of capital is time-consuming, causes our management to divert its focus from our day-to-day business and results in our incurring expenses outside the normal course of operations.
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
As the holder of the Redeemable Preferred Share, for so long as it remains outstanding, the Brookfield Investor has the right to elect two Redeemable Preferred Directors (each of whom may be removed and replaced with or without cause at any time by the Brookfield Investor), as well as to approve (such approval not to be unreasonably withheld, conditioned or delayed) two additional independent directors to be recommended and nominated by our board of directors for election by our stockholders at each annual meeting (each, an "Approved Independent Director"). Prior approval of at least one Redeemable Preferred Directors is also required to approve increasing or decreasing the number of directors on our board of directors and nominating or appointing the chairperson of our board of directors.
As of the date of this Annual Report on Form 10-K, an affiliate of the Brookfield Investor owns 14,786 restricted shares of our common stock ("restricted shares"). Except for such restricted shares and except to the extent of the one vote the holder of the Redeemable Preferred Share has as part of a single class with the holders of our common stock at any annual or special meeting of stockholders and the separate class vote of the Redeemable Preferred Share required for any action, including any amendment to our charter, that would alter the terms of the Redeemable Preferred Share or the rights of its holder, the Brookfield Investor does not own or control any shares of our common stock, and, as such, cannot directly participate in the outcome of matters requiring approval of our stockholders. However, giving effect to the immediate conversion of all 26,881,117.30 Class C Units held by the Brookfield Investor as of the date of this Annual Report on Form 10-K into OP Units which are subsequently redeemed for shares of our common stock in accordance with the terms of the limited partnership agreement of the OP entered into at the Initial Closing (the "A&R LPA"), the Brookfield Investor, on an as-converted basis, would own or control approximately 40.7% of the voting power of our common stock. Any such redemption may also be made in cash instead of shares of our common stock, at our option. We have granted the Brookfield Investor and its affiliates an exemption from the prohibition in our charter on the ownership of more than 4.9% in value of the aggregate of outstanding shares of capital stock or more than 4.9% in value or number of shares, whichever is more restrictive, of any class or series of our stock and a waiver permitting the Brookfield Investor and its affiliates to own up to 49.9% in value of the aggregate of the outstanding shares of our stock or up to 49.9% (in value or in number of shares, whichever is more restrictive) of any class or series of shares of our stock.
Pursuant to the SPA, the Brookfield Investor, together with certain of its affiliates, is subject to certain restrictions that limit its ability to use any ownership of shares of our common stock to control or influence our management or policies. These restrictions include customary standstill restrictions related to, among other things, acquisition proposals, proxy solicitations, attempts to elect or remove members of our board of directors, limits on acquiring more than 15% of our common stock then outstanding on an as-converted basis in addition to shares of our common stock on an as-converted basis acquired upon the conversion and subsequent redemption of Class C Units and a requirement to vote any shares of our common stock in excess of 35% of the total number of shares of our common stock in accordance with the recommendations of our board of directors. In addition, at the Initial Closing, as contemplated by and pursuant to the SPA, we granted the Brookfield Investor and its affiliates a waiver of the aggregate share ownership limits, and permitted the Brookfield Investor and its affiliates to own up to 49.9% in the aggregate of the outstanding shares of our common stock. However, these restrictions are generally of limited duration and remain subject to other conditions and exceptions, and there can be no assurance that the Brookfield Investor will not otherwise be able to use its ownership of our common stock, in isolation or in combination with the Brookfield Approval Rights or its other rights as the sole holder of the Redeemable Preferred Share and Class C Units, to control or influence our management or policies, as well as matters required to be submitted to our stockholders for approval.

The Brookfield Investor may have an interest in our pursuing acquisitions, divestitures and other transactions that, in its judgment, could enhance its investment in us, even though such transactions might involve risks to our stockholders, or in preventing us from pursuing a transaction that might otherwise be beneficial to our stockholders. The scope and potential impact of the exercise of the redemption rights of holders of Class C Units may also have a significant impact on our decision-making in certain circumstances, including whether or not we pursue a liquidation, sale of all or substantially all of the assets, dissolution or winding-up, whether voluntary or involuntary, sale, merger, reorganization, reclassification or recapitalization or other similar event (each, a “Fundamental Sale Transaction”).
Moreover, the Brookfield Investor and its affiliates engage in a broad spectrum of business and investment activities, which may include activities where their interests conflict with ours or those of our stockholders, including activities related to additional investments they may make in companies in the hospitality and related industries. In addition, Bruce G. Wiles, our chairman and a Redeemable Preferred Director, is the president and chief operating officer of Thayer Lodging Group LLC, a Brookfield Company, a subsidiary of Brookfield Asset Management Inc. ("BAM"), and an affiliate of the Brookfield Investor. The articles supplementary governing the Redeemable Preferred Share provide that none of the Brookfield Investor or any of its affiliates, or any of their respective directors, executive officers, employees, agents, representatives, incorporators, stockholders, equityholders, controlling persons, principals, managers, advisors, managing members, members, general partners, limited partners or portfolio companies has any obligation to refrain from competing with us, making investments in or having relationships with competing businesses. Under the articles supplementary, we have agreed to renounce any interest or expectancy, or right to be offered an opportunity to participate in, any business opportunity or corporate opportunity presented to the Brookfield Investor or its affiliates (which may include, without limitation, any Redeemable Preferred Director). The Brookfield Investor or its affiliates also may pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may be unavailable to us.
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
The Brookfield Approval Rights, including the requirement that we conduct our operations in accordance with the Annual Business Plan approved by at least one Redeemable Preferred Director, restrict our operational and financial flexibility and could prevent us from taking actions that we believe would be in the best interest of our business.
In general, the Brookfield Approval Rights restrict us from taking various financial and operational actions without the prior approval of a majority of the then outstanding Class C Units as well the prior approval of at least one Redeemable Preferred Director. The prior approval of at least one Redeemable Preferred Director is also required for our board of directors to approve the Annual Business Plan. The Annual Business Plan with respect to each fiscal year is required to include projections for such year with respect to revenues, operating expenses and property-level capital expenditures, as well as any plans for asset sales or dispositions and a liquidity plan.
If the proposed Annual Business Plan (or any portion thereof) is rejected, we will work with the Redeemable Preferred Directors in good faith to resolve the objections, and we are permitted to continue to operate in accordance with the Annual Business Plan then in effect for the prior fiscal year. However, there is no assurance we will be able to resolve any objection on terms that are favorable to us, or our stockholders. During February 2019, our board of directors, including the Redeemable Preferred Directors, unanimously approved the 2019 Annual Business Plan.
The restrictions with respect to the Annual Business Plan reduce our flexibility in conducting our operations and could prevent us from taking actions that we believe would be in the best interest of our business. Failure to comply with the Annual Business Plan or otherwise comply with the Brookfield Approval Rights could result in a material breach under the A&R LPA, which, if not cured or waived, could give rise to a right for the holders of Class C Units to require us to redeem any Class C Units submitted for redemption for an amount equivalent to what the holders of Class C Units would have been entitled to receive in a Fundamental Sale Transaction if the date of redemption were the date of the consummation of the Fundamental Sale Transaction. These amounts are set forth under “Risks Related to Our Corporate Structure - The amount we would be required to pay holders of Class C Units in a Fundamental Sale Transaction may discourage a third party from acquiring us in a manner that might otherwise result in a premium price to our stockholders.”
Financial and operating covenants in the agreements governing our indebtedness may also limit our operational and financial flexibility, and failure to comply with these covenants could cause an event of default under our indebtedness.
We may not be successful in achieving our business objective and executing our investment strategies.

Our primary business objective is to maximize stockholder value and position ourselves for a liquidity event, such as a listing on a national securities exchange, a merger or a sale, within two to four years, depending on capital markets and macroeconomic conditions. Our ability to successfully achieve this objective also depends on the success of our investment strategies. Our investment strategies include the continued investment in our hotels through our ongoing PIP program, selling hotels we determine are non-core to our portfolio and reallocating that capital into investment opportunities that we believe will produce more attractive stockholder returns and upgrading our portfolio through hotel acquisitions. Our ability to fund these strategies, to a certain extent, depends on our ability to generate additional capital, which is not assured for a variety of reasons and may not be available on favorable terms, or at all. Moreover, prior approval of the Brookfield Investor is required for several elements of our strategies, and there can be no assurance any required prior approval would be obtained when requested, or at all. There are many other risks and challenges related to our achieving the expected benefits associated with these strategies, and there can be no assurance we will be successful in doing so. These risks and challenges include the following:

•
we do not expect to be able to purchase additional properties unless we are able to either sell assets at prices that generate sufficient excess proceeds after repayment of any related debt or can obtain additional equity or debt financing;

•	our asset sale program is subject to market conditions and there can be no assurance we will be successful in selling assets at our target prices or at all;

•	if we seek to obtain additional equity or debt financing, there can be no assurance we will be able to obtain debt or equity financing on favorable terms, or at all;

•	the hotels we acquire may fail to perform as expected and market conditions may result in lower than expected occupancy and room rates;

•
the improvements and renovations we make at our hotels, primarily through our ongoing PIP program, may not have the desired effect of enhancing hotel performance due to a variety of factors, including factors beyond our control such as competition from new hotel supply in markets where we primarily own older hotels, which has contributed to declines in occupancy at our hotels in prior periods and may continue to have this effect;

•
material and other renovation costs may increase due to factors beyond our control, including as a result of the recent and proposed tariffs by the U.S. government and the potential of a trade war between the U.S. and China, and, on a larger scale, internationally, and we may spend more than budgeted amounts to make necessary improvements or renovations to the hotels we have acquired and any other hotels we may acquire in the future;

•
some of the hotels we acquire in the future may be located in unfamiliar markets where we face risks associated with an incomplete knowledge or understanding of the local market, a limited number of established business relationships in the area and a relative unfamiliarity with local governmental and permitting procedures;

•
we expect that any agreements we enter into for the acquisition of hotels in the future, will be subject to customary conditions to closing, including completion of due diligence investigations to our satisfaction and other conditions that are not within our control, which may not be satisfied, and we may be unable to complete an acquisition after making a non-refundable deposit and incurring certain other acquisition-related costs; and

•	we may incur significant costs and divert management attention in connection with evaluating and negotiating potential acquisitions, including ones that we are subsequently unable to complete.

Our hotel assets have been and may continue to be subject to impairment charges.
We are required to make subjective assessments as to whether there are any impairments in the value of our assets. Upon the occurrence of certain “triggering events” under GAAP, we are required to test our hotel investments for impairment. These triggering events include significant declines in market value of the asset, significant declines in operating performance and significant adverse changes in economic conditions. A property’s value is considered to be impaired if the estimate of the future undiscounted cash flows is less than the carrying value of the property. In our estimate of cash flows, we consider factors such as trends and prospects and the effects of demand and competition on expected future operating income. If we are evaluating the potential sale of an asset, the undiscounted future cash flows consider the most likely course of action as of the balance sheet date based on current plans, intended holding periods and available market information. Additionally, we recorded goodwill in connection with the consummation of the transactions pursuant to the Framework Agreement at the Initial Closing, and we are also required to annually assess this goodwill for impairment. We have incurred impairment charges, which have an immediate direct impact on our earnings, including $26.4 million of impairment on our long-lived assets and $3.4 million of goodwill impairment during the year ended December 31, 2018. There can be no assurance that we will not take additional charges in the future. Any future impairment could have a material adverse effect on our results in the period in which the charge is taken.
The loss of a brand license for any reason, including due to our failure to make required capital expenditures, could adversely affect our financial condition and results of operations.

All but one of our hotels operate under licensed brands pursuant to franchise agreements with hotel brand companies. The maintenance of the brand licenses for our hotels is subject to the hotel brand companies’ operating standards and other terms and conditions, including the requirement for us to make capital expenditures pursuant to PIPs. PIPs were required in connection with the acquisition of substantially all of our hotels and, likely, will be required in connection with the acquisition of any additional hotels in the future. As of December 31, 2018, we substantially completed work on 83 of the 141 hotels that are part of our $350 million PIP program, and an additional 16 hotels are in process and expected to be substantially completed early in the second quarter of 2019. We expect to spend approximately $52.5 million as part of our PIP program and other capital improvements during 2019.
In addition to PIP obligations, we are required under our franchise agreements to perform periodic capital improvements to bring the physical condition of our hotels into compliance with the specifications and standards the hotel franchisor or hotel brand has developed. We refer to these obligations as cyclical renovations and they normally apply to soft goods (such as carpeting, bedspreads, artwork and upholstery) and case goods (furniture and fixtures such as armoires, chairs, beds, desks, tables, mirrors and lighting fixtures). Moreover, upon regular inspection of our hotels or in connection with any future revisions to our franchise or hotel management agreements or a refinancing of our indebtedness, franchisors may determine that additional renovations are required by us.
We may need to seek additional debt or equity capital consisting of common stock, preferred stock or warrants, or any combination thereof to fund PIPs and other hotel capital expenditures and related lender reserve deposits, which may not be available on favorable terms or at all, and may only be obtained subject to the Brookfield Approval Rights.
To manage our liquidity, we continue to selectively defer certain capital expenditures. We believe such deferrals are prudent in light of our liquidity position and the expected return on investments. However, these decisions could adversely affect the performance of the applicable hotels and could result in further negotiations with the franchisors as to compliance with brand standards.
If we default on a franchise agreement as a result of our failure to comply with the PIP or other requirements, the franchisor may have the right to terminate the applicable agreement, we may be required to pay the franchisor liquidated damages, and we may also be in default under the applicable indebtedness encumbering the hotel. In addition, if we do not have enough reserves for or access to capital to supply needed funds for capital improvements throughout the life of the investment in a property and there is insufficient cash available from our operations, we may be required to defer necessary improvements to a property, which may cause that property to suffer from a greater risk of obsolescence, a decline in value, or decreased cash flow.
If we were to lose a brand license for any reason, including failure to meet the requirements of our PIPs, we would be required to re-brand the affected hotel. As a result, the underlying value of the affected hotel could decline significantly from the loss of associated name recognition, marketing support, participation in guest loyalty programs and the centralized system provided by the franchisor, which, among other things, could reduce income from the affected hotel and require us to recognize an impairment charge on the hotel. Furthermore, the loss of a franchise license at a particular hotel could harm our relationship with the hotel brand company, which could impede our ability to operate other hotels under the same brand, limit our ability to obtain new franchise licenses from the franchisor in the future on favorable terms, or at all, and cause us to incur significant costs to obtain a new franchise license for the particular hotel (including a likely requirement of a property improvement plan for the new brand, a portion of the costs of which would be related solely to the change in brand rather than substantively improving the property).
Moreover, the loss of a franchise license could also be an event of default under our indebtedness that secures the property if we are unable to find a suitable replacement. Additionally, we are required pursuant to the terms of our existing indebtedness to make periodic PIP reserve deposits to cover a portion of the estimated costs of the PIPs. We estimate we are required to make an aggregate of $17.9 million in periodic PIP reserve deposits during 2019, and we will also be required to make additional PIP reserve payments during future periods. Any failure to make PIP reserve deposits when required could lead to a default under the related indebtedness.
We no longer pay distributions and there can be no assurance we will resume paying distributions in the future.
We have not paid cash distributions to our stockholders since 2016. Currently, under the Brookfield Approval Rights, prior approval is required before we can declare or pay any distributions or dividends to our common stockholders, except for cash distributions equal to or less than $0.525 per annum per share. There can be no assurance that we will resume paying distributions in cash or shares of common stock in the future. Our ability to make future cash distributions will depend on our future cash flows and may be dependent on our ability to obtain additional liquidity, which may not be available on favorable terms, or at all.

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

We are dependent on Crestline, which manages a large number of hotels in our portfolio pursuant to long-term management agreements, in various aspects of our business.
As of December 31, 2018, Crestline managed 79 of our 144 hotels.  Thus, a substantial portion of our revenues is generated by hotels managed by Crestline.  Further, most of our management agreements with Crestline have an initial term of 20 years and are generally only terminable by us prior to expiration for performance-related reasons, except, until March 31, 2023, we have an "on-sale" termination right if we replace the sold hotel with a comparable hotel not then managed by Crestline, and beginning on April 1, 2021, we will have an “on-sale” termination right upon payment of a fee. This significant concentration of operational risk in one hotel management company makes us more vulnerable economically than if our hotel management was more evenly diversified among several hotel management companies, or if our management agreements with Crestline included broader termination rights. We also have also entered into an annually renewable shared services agreement with Crestline pursuant to which Crestline provides us with certain accounting, tax related, treasury, information technology and other administrative services, and an annually renewable joint occupancy agreement pursuant to which we share office space with Crestline. We cannot provide assurance that Crestline will satisfy its obligations to us or effectively and efficiently operate our hotel properties. Any adverse developments in Crestline’s business, financial strength or the failure or inability of Crestline to satisfy its obligations to us or effectively and efficiently operate our hotel properties could adversely affect our financial position, results of operations and cash flows.
Our rights and the rights of our stockholders to recover claims against our officers, directors and the Former Advisor are limited, which could reduce our stockholders’ and our recovery against them if they cause us to incur losses.
Maryland law provides that a director has no liability in that capacity if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in the corporation’s best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. In addition, subject to certain limitations set forth therein or under Maryland law, our charter provides that no director or officer will be liable to us or our stockholders for monetary damages and requires us to indemnify our directors, our officers and the Former Advisor and the Former Advisor’s affiliates and permits us to indemnify our employees and agents. We have entered into an indemnification agreement with each of our directors and officers, as well as the Former Advisor and certain of its affiliates and certain former directors and officers, providing for indemnification of such indemnitees consistent with the provisions of our charter. While the Advisory Agreement and all our other agreements with the Former Advisor and its affiliates have now terminated, the Framework Agreement we have entered into with the Former Advisor and certain of its affiliates provides that existing indemnification rights under our organizational documents, the Advisory Agreement, certain property management agreements and the existing indemnification agreement between the Company, its directors and officers, and the Former Advisor and certain of its affiliates will survive the Initial Closing solely with respect to claims from third parties. We and our stockholders also may have more limited rights against our directors, officers, employees and agents, and the Former Advisor and its affiliates than might otherwise exist under common law, which could reduce our stockholders’ and our recovery against them. At the Initial Closing, we entered into a general mutual waiver and release with the Former Advisor and certain of its affiliates, which generally provides that we have released the Former Advisor and its affiliates from all claims arising prior to the Initial Closing (whether known or unknown), except for certain claims related to the termination of our arrangements with the Former Advisor and transition to self-management. Pursuant to these indemnification arrangements, we have funded defense costs incurred by certain of our current and former directors, officers and the Former Advisor and its affiliates, and we may become obligated to fund additional such costs in the future.
Estimated Per-Share NAV is based upon subjective judgments, assumptions and opinions about future events.
On April 23, 2018, our board of directors approved an updated Estimated Per-Share NAV equal to $13.87 as of December 31, 2017, which was published on the same date. It is currently anticipated that we will publish an updated Estimated Per-Share NAV no less frequently than once each calendar year. In connection with these future determinations, we will engage an independent valuer to perform appraisals of our real estate assets in accordance with valuation guidelines established by our board of directors. As with any methodology used to estimate value, the valuation methodologies that will be used by any independent valuer to value our properties involve subjective judgments concerning factors such as comparable sales, projected future revenue and expenses, capitalization and discount rates, and projections of future cash flows.
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
On April 23, 2018, our board of directors approved an updated Estimated Per-Share NAV equal to $13.87 as of December 31, 2017, which was published on the same date. It is currently anticipated that we will publish an updated Estimated Per-Share NAV no less frequently than once each calendar year. In connection with any valuation, our board’s determination of the value of our real estate and real estate-related assets will be partly based on appraisals of our properties, which we expect will only be appraised in connection with the annual valuation.
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
Our business could suffer in the event we, our property managers or any other party that provides us with services essential to our operations experiences system failures or cyber-incidents or a deficiency in cybersecurity.
Despite system redundancy, the implementation of security measures and the existence of a disaster recovery plan, our internal information technology networks and related systems and those of our property managers and other parties that provide us with services essential to our operations are vulnerable to damages from any number of sources, including computer viruses, unauthorized access, energy blackouts, natural disasters, terrorism, war and telecommunication failures. Any system failure or accident that causes interruptions in our operations could result in a material disruption to our business.
A cyber-incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of information resources. More specifically, a cyber-incident is an intentional attack or an unintentional event that can result in third parties gaining unauthorized access to systems to disrupt operations, corrupt data or steal confidential information. As our reliance on technology has increased, so have the risks posed to our systems and those of our property managers and other parties that provide us with services essential to our operations. In addition, the risk of a cyber-incident, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Even the most well protected information, networks, systems and facilities remain potentially vulnerable because the techniques used in such attempted attacks and intrusions evolve and generally are not recognized until launched against a target, and in some cases are designed not to be detected and, in fact, may not be detected.

The remediation costs and lost revenues experienced by a victim of a cyber-incident may be significant and significant resources may be required to repair system damage, protect against the threat of future security breaches or to alleviate problems, including reputational harm, loss of revenues and litigation, caused by any breaches. In addition, a security breach or other significant disruption involving our information technology networks and related systems or those of our property managers or any other party that provides us with services essential to our operations could:

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
Although we, our property managers and other parties that provide us with services essential to our operations intend to continue to implement industry-standard security measures, there can be no assurance that those measures will be sufficient, and any material adverse effect experienced by us, our property managers and other parties that provide us with services essential to our operations could, in turn, have an adverse impact on us.
Risks Related to Our Corporate Structure
We depend on the OP and its subsidiaries for cash flow and are effectively structurally subordinated in right of payment to their obligations, which include distribution and redemption obligations to holders of Class C Units.
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
Each of our OP’s subsidiaries is a distinct legal entity and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from such entities. Our stockholders’ claims as stockholders are structurally subordinated to all existing and future liabilities and obligations of the OP and its subsidiaries, including distribution and redemption obligations to the holders of Class C Units and property-level obligations to lenders and trade creditors. Therefore, in the event of our bankruptcy, liquidation or reorganization, our assets and those of the OP and its subsidiaries will be available to satisfy our stockholders’ claims as stockholders only after all of our liabilities and obligations and the liabilities and obligations of the OP and its subsidiaries have been paid in full. As of February 27, 2019, following the Final Closing, our outstanding obligations that would be senior to any claims by our stockholders in the event of our bankruptcy, liquidation or reorganization included $393.3 million in liquidation preference of Class C Units and $915.0 million in principal outstanding under outstanding mortgage and mezzanine debt.
We are not currently paying cash distributions to our common stockholders, and our ability to make future cash distributions will depend on our future cash flows and may be dependent on our ability to obtain additional liquidity, which may not be available on favorable terms, or at all. Moreover, under the Brookfield Approval Rights, prior approval is required before we can declare or pay any distributions or dividends to our common stockholders, except for cash distributions equal to or less than $0.525 per annum per share. Our ability to pay cash distributions is also subject to the seniority of Class C Units with respect to all distributions by the OP, and we will not be able to make any cash distributions to our common stockholders if we are not able to meet our quarterly distributions obligations to the holders of Class C Units. We are also required to make periodic payments of interest to our lenders that have priority over any cash distributions to holders of our common stock.
Our stockholders’ interests in us will be diluted to the extent we issue additional Class C Units as PIK Distributions.
As of February 27, 2019, following the Final Closing, approximately $393.3 million in liquidation preference of Class C Units was outstanding. Pursuant to the A&R LPA, Class C Units are convertible into OP Units at an initial conversion price of

$14.75, subject to anti-dilution and other adjustments upon the occurrence of certain events and transactions, and OP Units are, in turn, generally redeemable for shares of our common stock on a one-for-one-basis or the cash value of a corresponding number of shares, at our election.
Further dilution could also occur with respect to additional Class C Units we issue in the future. Although the Brookfield Investor no longer has any obligations or rights to purchase additional Class C Units pursuant to the SPA or otherwise, it has received and is entitled to continue to receive, with respect to each Class C Unit it holds, quarterly PIK Distributions payable in Class C Units at a rate of 5% per annum. Moreover, if we fail to pay the quarterly cash distributions on Class C Units when due, the per annum rate for cash distributions will increase to 10% until all accrued and unpaid distributions required to be paid in cash are reduced to zero. Any accrued and unpaid distributions would be part of the liquidation preference of Class C Units that are convertible into OP Units and subsequently redeemable for shares of our common stock.
Subject to the Brookfield Approval Rights, we may also conduct future offerings of common stock or equity securities that are senior to our common stock for purposes of dividend distributions or upon liquidation. We also have issued, and expect to continue to issue, share-based awards to our directors, officers and employees. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. To the extent we issue additional equity interests, our stockholders’ percentage ownership interest in us will be diluted. In addition, depending upon the terms and pricing of any additional offerings and the value of our real estate investments, our investors may also experience dilution in the book value and fair value of their shares.
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
The amount we would be required to pay holders of Class C Units upon the consummation of any Fundamental Sale Transaction, which would generally include any merger or acquisition transaction whereby all shares of our common stock or substantially all of our assets would be sold to a third party, prior to March 31, 2022, would include a substantial premium to the liquidation preference. Upon the consummation of a Fundamental Sale Transaction, the holders of Class C Units are entitled to receive, prior to and in preference to any distribution of any of the assets or surplus funds of the Company to the holders of any other limited partnership interests in the OP:

•
in the case of a Fundamental Sale Transaction consummated after February 27, 2019 and prior to January 1, 2022, an amount per Class C Unit in cash equal to (x) two times the purchase price under the SPA of such Class C Unit (with the purchase price for Class C Units issued as PIK Distributions being zero for these purposes), less (y) all cash distributions actually paid to date; and

•
in the case of a Fundamental Sale Transaction consummated on or after January 1, 2022, an amount per Class C Unit in cash equal to the liquidation preference of such Class C Unit plus a make whole premium for such Class C Unit calculated based on a discount rate of 5% and the assumption that such Class C Unit had not been redeemed until March 31, 2022, the fifth anniversary of the Initial Closing.

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
As of February 27, 2019, following the Final Closing, approximately $393.3 million in liquidation preference of Class C Units was outstanding. Although the Brookfield Investor no longer has any obligation or right to purchase additional Class C Units, future quarterly PIK Distributions will increase the liquidation preference of the outstanding Class C Units.
From time to time on or after March 31, 2022, the fifth anniversary of the Initial Closing, and at any time following the rendering of a judgment enjoining or otherwise preventing the holders of Class C Units, the Brookfield Investor or the Special General Partner from exercising their respective rights, any holder of Class C Units may, at its election, require us to redeem any or all of its Class C Units for an amount in cash equal to the liquidation preference. In addition, upon the occurrence of certain events related to our failure to qualify as a REIT or the occurrence of a material breach by us of certain provisions of the A&R LPA, in each case, subject to certain notice and cure rights, holders of Class C Units have the right to require us to redeem any Class C Units submitted for redemption for an amount equivalent to what the holders of Class C Units would have been entitled to receive in a Fundamental Sale Transaction if the date of redemption were the date of the consummation of the Fundamental Sale Transaction. These amounts are set forth under “-The amount we would be required to pay holders of Class C Units in a Fundamental Sale Transaction may discourage a third party from acquiring us in a manner that might otherwise result in a premium price to our stockholders.”
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
Our charter, with certain exceptions, authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT. Unless exempted by our board of directors, no person may own more than 4.9% in value of the aggregate of our outstanding shares of stock or more than 4.9% (in value or in number of shares, whichever is more restrictive) of any class or series of shares of our stock. This restriction may have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all our assets) that might provide a premium price for holders of our common stock. At the Initial Closing, as contemplated by and pursuant to the SPA, we granted the Brookfield Investor and its affiliates a waiver of these aggregate share ownership limits, and permitted the Brookfield Investor and its affiliates to own up to 49.9% in value of the aggregate of the outstanding shares of our stock or up to 49.9% (in value or in number of shares, whichever is more restrictive) of any class or series of shares of our stock, subject to certain terms and conditions.
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
We expect to remain an “emerging growth company” until December 31, 2019, the last day of the fiscal year following the fifth anniversary of the commencement of our IPO. Emerging growth companies are not required to (1) provide an auditor’s attestation report on management’s assessment of the effectiveness of internal control over financial reporting, pursuant to Section 404 of the Sarbanes-Oxley Act, (2) comply with new audit rules adopted by the PCAOB after April 5, 2012 (unless the SEC determines otherwise), (3) provide certain disclosures relating to executive compensation generally required for larger public companies or (4) hold shareholder advisory votes on executive compensation.
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
Our charter requires that our independent directors review our investment policies at least annually to determine that the policies we are following are in the best interest of the stockholders. These policies may change over time. The methods of implementing our investment policies also may vary as the commercial debt markets change, new real estate development trends emerge and new investment techniques are developed. Our investment policies, the methods for their implementation, and our other objectives, policies and procedures may be altered by our board of directors without the approval of our stockholders subject to the Brookfield Approval Rights. We may make adjustments to our portfolio based on real estate market conditions and investment opportunities, and we may change our targeted investments and investment guidelines at any time without the consent of our stockholders, which could result in our making investments that are different from, and possibly riskier than, our current investments. As a result, the nature of our stockholders’ investments could change without their consent. A change in our investments or investment guidelines may increase our exposure to interest rate risk, default risk and real estate market fluctuations.
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
Our investments may be susceptible to economic slowdowns or recessions, which could lead to financial losses and a decrease in revenues, earnings and assets. An economic slowdown or recession, in addition to other non-economic factors such as an excess supply of properties, could have a material negative impact on the values of our investments. Declining real estate values will reduce the value of our properties, as well as our ability to refinance our properties and use the value of our existing properties to support the purchase or investment in additional properties. A severe weakening of the economy or a recession could also lead to lower occupancy, which could create an oversupply of rooms resulting in reduced rates to maintain occupancy. There can be no assurance that our real estate investments will not be adversely impacted by a severe slowing of the economy or a recession. Because we primarily own older hotels, we are more susceptible to declines in consumer demand, the impact of increases in hotel supply and downturns in economic conditions. Fluctuations in interest rates, limited availability of capital and other economic conditions beyond our control could negatively impact our portfolio and decrease the value of an investment in our common stock.

We have obtained only limited warranties when we purchase properties and have only limited recourse if our due diligence did not identify any issues that lower the value of our properties.
We may continue to purchase properties in their “as is” condition on a “where is” basis and “with all faults,” without any warranties of merchantability or fitness for a particular use or purpose, and with limited recourse against the prior owners or other third parties with respect to unknown liabilities such as the costs of cleaning up undisclosed environmental contamination. In addition, purchase agreements may contain only limited warranties, representations and indemnifications that will only survive for a limited period after the closing. The purchase of properties with limited warranties increases the risk that we may lose some or all our invested capital in the property as well as the loss of income from that property.
Our real estate investments are relatively illiquid and subject to some restrictions on sale, and therefore we may not be able to dispose of properties at the time of our choosing or on favorable terms.
The real estate market is affected by many factors, such as general economic conditions, availability of financing, interest rates and other factors, including supply and demand, that are beyond our control. We cannot predict whether we will be able to sell any property for the price or on the terms set by us, or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We cannot predict the length of time needed to find a willing purchaser and to close the sale of a property. We may be required to expend funds to correct defects or to make improvements before a property can be sold. We cannot assure our stockholders that we will have funds available to correct such defects or to make such improvements. In addition, substantially all of our properties serve as collateral under our indebtedness and we have agreed to restrictions under our indebtedness that prohibit the sale of certain of our properties at all or unless certain conditions have been met, including the payment of release prices, the maintenance of financial ratios and/or the payment of yield maintenance premiums. We may agree to similar restrictions, or other restrictions, such as a limitation on the amount of debt that can be placed or repaid on a property, with respect to other properties in the future. Our inability to sell a property when we desire to do so may cause us to reduce our selling price for the property. Moreover, most dispositions we could make would be subject to the Brookfield Approval Rights and there can be no assurance this prior approval will be obtained when requested, or at all. We have agreed in the A&R LPA that, three months after the failure of the OP to redeem Class C Units when required to do so, the Special General Partner will have certain rights to sell the assets or properties of the OP for cash upon engaging a reputable, national third party sales broker or investment bank to conduct an auction or similar process designed to maximize the sales price, but there can be assurance this process will be successful in achieving the intended outcome. Moreover, the proceeds from sales of assets or properties by the Special General Partner must be used first to make any and all payments or distributions due or past due with respect to the Class C Units, regardless of the impact of such payments or distributions on the Company or the OP.
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
We have financed and may in the future finance properties with restrictive covenants, which may limit our ability to sell and refinance properties, which could have an adverse effect on our stockholders’ investments.
Our existing indebtedness includes customary restrictive covenants which limit our ability to freely sell and refinance properties. For example, these provisions may require us to pay a yield maintenance premium or a release price to the lender and satisfy other financial or other covenants in order to release the property from the lender’s liens. Therefore, these provisions affect our ability to turn our investments into cash. They could also impair our ability to take actions during the loan term that could be in the best interests of our stockholders and, therefore, may have an adverse impact on the value of our shares, relative to the value that would result if the restrictive covenants did not exist. In particular, the restrictive covenants could preclude us from participating in major transactions that could result in a disposition of our assets or a change in control even though that disposition or change in control might be in the best interests of our stockholders.
If we are found to be in breach of a ground lease or are unable to renew a ground lease, we could be materially and adversely affected.
A total of ten hotels in our portfolio are on land subject to ground leases or their equivalent. For these hotels, we only own a long-term leasehold or similar interest, and we have no economic interest in the land or buildings at the expiration of the ground lease and will not share in the income stream derived from the lease or in any increase in value of the land associated with the underlying property. Our ground leases generally have a remaining term of at least 10 years (including renewal options).
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
We own two of our hotels through joint venture arrangements and, subject to the Brookfield Approval Rights, may enter into other joint ventures, partnerships and other co-ownership arrangements (including preferred equity investments) for the purpose of making investments in existing or new hotels. In such event, we would not be in a position to exercise sole decision-making authority regarding the joint venture. Investments in joint ventures may, under certain circumstances, involve risks not present were a third party not involved, including the possibility that partners or co-venturers might become bankrupt or fail to fund their required capital contributions. Co-venturers may have economic or other business interests or goals which are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives. Such investments may also have the potential risk of impasses on decisions, such as a sale, because neither we nor the co-venturer would have full control over the joint venture. In addition, to the extent our participation represents a minority interest, which is the case with one of the two hotels we have invested in through joint venture arrangements and could be the case for any future joint venture arrangements, a majority of the participants may be able to take actions which are not in our best interests because of our lack of full control. Disputes between us and co-venturers may result in litigation or arbitration that would increase our expenses and prevent our officers and/or directors from focusing their time and effort on our business. Consequently, actions by or disputes with co-venturers might result in subjecting properties owned by the joint venture to additional risk. In addition, we may in certain circumstances be liable for the actions of our co-venturers.
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
We may not be able to offset increased hotel operating costs, including labor costs, with higher room rates or other expense reduction measures.

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
Moreover, labor costs increased during 2017 and 2018, primarily due to U.S. labor market tightening, job creation and government regulations surrounding wages, healthcare and other benefits, and we anticipate this trend will continue during 2019. Our managers have not been, and may continue not to be, able to fully offset any fixed or increased expenses with higher room rates. Any initiative to achieve higher room rates is subject to a variety of risks and uncertainties, including that higher room rates may reduce occupancy. There can also can be assurance any other initiatives that may be pursued to grow revenues will be successful. Moreover, any of our efforts to reduce operating costs also could adversely affect the future growth of our business and the value of our hotel properties.
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
Competition with third parties in acquiring investments may reduce our profitability and the return on our stockholders' investments.
We compete with many other entities engaged in real estate investment activities, including individuals, corporations, bank and insurance company investment accounts, private investment funds, other REITs, real estate limited partnerships, and other entities engaged in real estate investment activities, many of which have greater resources than we do. In addition, affiliates of the Brookfield Investor are or may be in the business of making investments in, and have or may have investments in, other businesses similar to and that may compete with our business. Larger REITs may enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies. In addition, the number of entities and the amount of funds competing for suitable investments may increase. Any such increase would result in increased demand for these assets and therefore increased prices paid for them. If we pay higher prices for properties, our profitability will be reduced and our stockholders may experience a lower return on their investments.
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
We rely on third-party property managers to establish and maintain adequate internal controls over financial reporting at our lodging properties. In doing so, the property manager should have policies and procedures in place that allow it to effectively monitor and report to us the operating results of our lodging properties which ultimately are included in our consolidated financial statements. Because the operations of our lodging properties ultimately become a component of our consolidated financial statements, we evaluate the effectiveness of the internal controls over financial reporting at all our lodging properties, in connection with the certifications we provide in our quarterly and annual reports on Form 10-Q and Form

10-K, respectively, pursuant to the Sarbanes-Oxley Act of 2002. If such controls are not effective, the accuracy of the results of our operations that we report could be affected. Accordingly, our ability to conclude that, as a company, our internal controls are effective is significantly dependent upon the effectiveness of internal controls that the property managers implement at our lodging properties. It is possible that we could have a significant deficiency or material weakness as a result of the ineffectiveness of the internal controls at one or more of our lodging properties.
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
There are risks associated with our property managers employing hotel employees.
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
There is no limit on the number of properties of a particular hotel brand that we may acquire. As of December 31, 2018, based on the number of hotels, 43.1% of our hotels were franchised with Hilton Worldwide, 43.1% with Marriott International and 11.8% with Hyatt Hotels Corporation, and no other brand accounts for more than 2.0% of our hotels. The risks of brand concentration include reductions in business following negative publicity relating to one of our licensed brands or arising from or after a dispute with a hotel brand company.
Our board of directors reviews our properties and investments in terms of geographic and hotel brand diversification, and any failure to remain diversified could adversely affect our results of operations and increase the risk of our stockholders’ investments.
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
Our incurrence of mortgage and mezzanine indebtedness, and any other indebtedness we may incur, limit our future operational and financial flexibility in ways that could have a material adverse effect on our results of operations and financial condition such as:

•	requiring us to use a substantial portion of our cash flow from operations to service indebtedness;

•	limiting our ability to obtain additional financing to fund our capital requirements;

•	increasing the costs of incurring additional debt as potential future lenders may charge higher interest rates if they lend to us in the future due to our current level of indebtedness;

•	increasing our exposure to floating interest rates;

•	limiting our ability to compete with other companies that are not as highly leveraged, as we may be less capable of responding to adverse economic and industry conditions;

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
Substantially all of our properties have been pledged as security for our indebtedness, and we expect to extend or refinance this indebtedness when it comes due.
Our ability to refinance debt will be affected by our financial condition and various other factors existing at the relevant time, including factors beyond our control such as capital and credit market conditions, the state of the national and regional economies, local real estate conditions and the equity in and value of the related collateral. Any refinancing may also require prior approval under the Brookfield Approval Rights if it is not as specifically set forth in the Annual Business Plan or in a principal amount not greater than the amount to be refinanced and on terms no less favorable to us. If we are not able to extend these loans or any of our other indebtedness or refinance them when they mature, we will be required to seek alternative financing to continue our operations. No assurance can be given that any extension, refinancing or alternative financing will be available when required or that we will be able to negotiate acceptable terms. Moreover, if interest rates are higher when these loans are refinanced or replaced with alternative financing, our cash flow would be reduced.
Increases in interest rates could increase the amount of our debt payments.
We have incurred substantial indebtedness, of which approximately $1.2 billion outstanding as of December 31, 2018 bears interest at variable interest rates. Accordingly, increases in interest rates would increase our interest costs, which could reduce our cash flows. In addition, if we need to repay existing debt during periods of rising interest rates, we could, subject to the Brookfield Approval Rights, be required to liquidate one or more of our investments in properties at times that may not permit realization of the maximum return on such investments.
Interest-only indebtedness may increase our risk of default.
We have financed our property acquisitions using interest-only mortgage and mezzanine indebtedness and may continue to do so in the future. As of December 31, 2018, all $1.5 billion of our mortgage and mezzanine indebtedness was interest-only. For all of this indebtedness, interest-only is payable monthly during the loan term, and a “balloon” payment of the entire principal amount is payable at maturity. These required balloon payments may increase our risk of default under the related loan. Our ability to make a balloon payment at maturity is uncertain and may depend upon our ability to obtain additional financing or sell assets, subject to the Brookfield Approval Rights. There can be no assurance the required prior approval will be obtained when requested, or at all. At the time the balloon payment is due, we may or may not be able to refinance the balloon payment on terms as favorable as the original loan or sell assets at prices sufficient to make the balloon payment. The effect of a refinancing or sale could affect the rate of return to our stockholders and the projected time of disposition of our assets. In addition, payments of principal and interest made to service our debts may leave us with insufficient cash to pay the distributions that we are required to pay to maintain our qualification as a REIT or to meet our obligations to the holders of Class C Units. Any of these results would have a material adverse effect on the value of an investment in our common stock.
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
We elected to be taxed as a REIT commencing with our taxable year ended December 31, 2014 and intend to operate in a manner that would allow us to continue to qualify as a REIT. However, we may terminate our REIT qualification, if our board of directors determines that not qualifying as a REIT is in our best interests, or inadvertently. Our qualification as a REIT depends upon our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. The REIT qualification requirements are extremely complex and interpretation of the U.S. federal income tax laws governing qualification as a REIT is limited. Furthermore, any opinion of our counsel, including tax counsel, as to our eligibility to remain qualified as a REIT is not binding on the Internal Revenue Service ("IRS") and is not a guarantee that we will qualify, or continue to qualify, as a REIT. Accordingly, we cannot be certain that we will be successful in operating so we can qualify or remain qualified as a REIT. Our ability to satisfy the asset tests depends on our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals. Our compliance with the REIT income or quarterly asset requirements also depends on our ability to successfully manage the composition of our income and assets on an ongoing basis. Accordingly, if certain of our operations were to be recharacterized by the IRS, such recharacterization would jeopardize our ability to satisfy all requirements for qualification as a REIT. Furthermore, future legislative, judicial or administrative changes to the U.S. federal income tax laws could be applied retroactively, which could result in our disqualification as a REIT.
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
Even if we maintain our status as a REIT, we may be subject to U.S. federal, state and local income taxes. For example, net income from the sale of properties that are “dealer” properties sold by a REIT and that do not meet a safe harbor available under the Code (a “prohibited transaction” under the Code) will be subject to a 100% tax. We may not make sufficient distributions to avoid excise taxes applicable to REITs. We also may decide to retain net capital gains we earn from the sale or other disposition of our property and pay U.S. federal income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability unless they file U.S. federal income tax returns and thereon seek a refund of such tax. We also will be subject to corporate tax on any undistributed REIT taxable income. We also may be subject to state and local taxes on our income or property, including franchise, payroll and transfer taxes, either directly or at the level of the OP or at the level of the other companies through which we indirectly own our assets, such as our taxable REIT subsidiaries, which are subject to full U.S. federal, state, local and foreign corporate-level income taxes. Any taxes we pay directly or indirectly will reduce our cash available for distribution to our stockholders.
To continue to qualify as a REIT we must meet annual distribution requirements, which may force us to forgo otherwise attractive opportunities or borrow funds during unfavorable market conditions. This could delay or hinder our ability to meet our investment objectives and reduce our stockholder’s overall return.
In order to continue to qualify as a REIT, we must distribute annually to our stockholders at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding any net capital gain. We will be subject to U.S. federal income tax on our undistributed REIT taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (a) 85% of our ordinary income, (b) 95% of our capital gain net income and (c) 100% of our undistributed income from prior years. These requirements could cause us to distribute amounts that otherwise would be spent on investments in real estate assets and it is possible that we might be required to borrow funds, possibly at unfavorable rates, or sell assets to fund these distributions. Although we intend to pay distributions sufficient to meet the annual distribution requirements and to avoid U.S. federal income and excise taxes on our earnings while we qualify as a REIT, it is possible that we might not always be able to do so.
Certain of our business activities are potentially subject to the prohibited transaction tax, which could reduce the return on our stockholder’s investments.
For so long as we qualify as a REIT, our ability to dispose of property during the first few years following acquisition may be restricted to a substantial extent as a result of our REIT qualification. Under applicable provisions of the Code regarding prohibited transactions by REITs, while we qualify as a REIT and provided we do not meet a safe harbor available under the Code, we will be subject to a 100% penalty tax on the net income recognized on the sale or other disposition of any property (other than foreclosure property) that we own, directly or indirectly through any subsidiary entity, including the OP, but generally excluding taxable REIT subsidiaries, that is deemed to be inventory or property held primarily for sale to customers in the ordinary course of a trade or business. Whether property is inventory or otherwise held primarily for sale to customers in the ordinary course of a trade or business depends on the particular facts and circumstances surrounding each property. During such time as we qualify as a REIT, we intend to avoid the 100% prohibited transaction tax by (a) conducting activities that may otherwise be considered prohibited transactions through a taxable REIT subsidiary (but such taxable REIT subsidiary will incur corporate rate income taxes with respect to any income or gain recognized by it), (b) conducting our operations in such a manner so that no sale or other disposition of an asset we own, directly or through any subsidiary, will be treated as a prohibited transaction, or (c) structuring certain dispositions of our properties to comply with the requirements of the prohibited transaction safe harbor available under the Code for properties that, among other requirements, have been held for at least two years. No assurance can be given that any particular property we own, directly or through any subsidiary entity, including the OP, but generally excluding taxable REIT subsidiaries, will not be treated as inventory or property held primarily for sale to customers in the ordinary course of a trade or business.
Our taxable REIT subsidiaries are subject to corporate-level taxes and our dealings with our taxable REIT subsidiaries may be subject to a 100% excise tax.
A REIT may own up to 100% of the stock of one or more taxable REIT subsidiaries. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a taxable REIT subsidiary. A corporation of which a taxable REIT subsidiary directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a taxable REIT subsidiary. Overall, no more than 20% (25% for our taxable years beginning prior to January 1, 2018) of the gross value of a REIT’s assets may consist of stock or securities of one or more taxable REIT subsidiaries. A taxable REIT subsidiary may hold assets and earn income that would not be qualifying assets or income if held or earned directly by a REIT, including gross income from operations pursuant to management contracts. Accordingly, we may use our taxable REIT subsidiaries generally to hold properties for sale in the ordinary course of a trade or business or to hold assets or conduct activities that we cannot conduct directly as a REIT.
Furthermore, in order to ensure the income we receive from our hotels qualifies as “rents from real property,” generally we must lease our hotels to taxable REIT subsidiaries (which are owned by our OP) which must engage “eligible independent contractors” to operate the hotels on their behalf. These taxable REIT subsidiaries and other taxable REIT subsidiaries that we may form will be subject to applicable U.S. federal, state, local and foreign income tax on their taxable income. While we will be monitoring the aggregate value of the securities of our taxable REIT subsidiaries and intend to conduct our affairs so that such securities will represent less than 20% of the value of our total assets, there can be no assurance that we will be able to comply with the taxable REIT subsidiary limitation in all market conditions. In addition, the Code imposes a 100% excise tax on certain transactions between a taxable REIT subsidiary and its parent REIT that are not conducted on an arm’s-length basis to assure that the taxable REIT subsidiary is subject to an appropriate level of corporate taxation. Such transactions include, for example, intercompany loans between the parent REIT as lender and the taxable REIT subsidiary as borrower and rental arrangements between the parent REIT as landlord and the taxable REIT subsidiary as tenant.
If the OP failed to qualify as a partnership or is not otherwise disregarded for U.S. federal income tax purposes, we would cease to qualify as a REIT.
If the IRS were to successfully challenge the status of the OP as a partnership or disregarded entity for U.S. federal income tax purposes, it would be taxable as a corporation. In such event, this would reduce the amount of distributions that the operating partnership could make to us. This also would result in our failing to qualify as a REIT, and becoming subject to a corporate level tax on our income. This substantially would reduce our cash available to pay distributions and the yield on our stockholder’s investments. In addition, if any of the partnerships or limited liability companies through which the OP owns its properties, in whole or in part, loses its characterization as a partnership and is otherwise not disregarded for U.S. federal income tax purposes, such partnership or limited liability company would be subject to taxation as a corporation, thereby reducing distributions to the OP. Such a recharacterization of an underlying property owner could also threaten our ability to maintain our REIT qualification.
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
We may choose to pay distributions in our own stock to meet REIT requirements, in which case our stockholders may be required to pay U.S. federal income taxes in excess of the cash portion of distributions they receive.
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
Distributions that we make to our taxable stockholders out of current and accumulated earnings and profits (and not designated as capital gain dividends or qualified dividend income) generally will be taxable as ordinary income. For tax years beginning after December 31, 2017, noncorporate stockholders are entitled to a 20% deduction with respect to these ordinary REIT dividends which would, if allowed in full, result in a maximum effective federal income tax rate on them of 29.6% (or 33.4% including the 3.8% surtax on net investment income); although, the 20% deduction is scheduled to sunset after December 31, 2025. However, a portion of our distributions may (1) be designated by us as capital gain dividends generally taxable as long-term capital gain to the extent that they are attributable to net capital gain recognized by us, (2) be designated by us as qualified dividend income, taxable at capital gains rates, generally to the extent they are attributable to dividends we receive from our taxable REIT subsidiaries, or (3) constitute a return of capital generally to the extent that they exceed our accumulated earnings and profits as determined for U.S. federal income tax purposes. A return of capital is not taxable, but has the effect of reducing the tax basis of a stockholder’s investment in our common stock. Distributions that exceed our current and accumulated earnings and profits and a stockholder's tax basis in our common stock generally will be taxable as capital gains.
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
To qualify as a REIT, we must ensure that we meet the REIT gross income tests annually and that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets, including certain mortgage loans and certain kinds of mortgage-related securities. The remainder of our investment in securities (other than securities that qualify for the 75% asset test and securities of qualified REIT subsidiaries and taxable REIT subsidiaries) generally cannot exceed 10% of the outstanding voting securities of any one issuer, 10% of the total value of the outstanding securities of any one issuer, or 5% of the value of our assets as to any one issuer. In addition, no more than 20% of the value of our total assets may consist of stock or securities of one or more taxable REIT subsidiaries and no more than 25% of our assets may be represented by publicly offered REIT debt instruments that do not otherwise qualify under the 75% asset test. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate assets from our portfolio or not make otherwise attractive investments in order to maintain our qualification as a REIT.
The ability of our board of directors to revoke our REIT qualification without stockholder approval may subject us to U.S. federal income tax and reduce distributions to our stockholders.
Our charter provides that our board of directors may revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that it is no longer in our best interest to continue to qualify as a REIT. While we intend to continue to qualify to be taxed as a REIT, we may terminate our REIT election if we determine that qualifying as a REIT is no longer in our best interests. If we cease to be a REIT, we would become subject to corporate-level U.S. federal income tax (as well as applicable state and local corporate tax) on our taxable income and would no longer be required to distribute most of our taxable income to our stockholders. Moreover, our failure to qualify as a REIT could give rise to holders of Class C Units having the right to require us to redeem any Class C Units submitted for redemption for an amount equivalent to what the holders of Class C Units would have been entitled to receive in a Fundamental Sale Transaction if the date of redemption were the date of the consummation of the Fundamental Sale Transaction. These amounts are set forth under “-The amount we would be required to pay holders of Class C Units in a Fundamental Sale Transaction may discourage a third party from acquiring us in a manner that might otherwise result in a premium price to our stockholders.”
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
An ownership change generally limits the amount of NOL carryforwards a company may use in a given year to the aggregate fair market value of the company’s common stock immediately prior to the ownership change, multiplied by the long-term tax-exempt interest rate in effect for the month of the ownership change.  (The long-term tax-exempt interest rate for ownership changes that occur in March 2019 is 2.39%.)   If we were to experience an ownership change, our ability to use our NOL carryforwards would be severely limited.
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
To minimize the risk that we experience an ownership change, in connection with the Initial Closing we lowered the ownership limit contained in our charter to 4.9% in value of the aggregate of our outstanding shares of stock or more than 4.9% (in value or in number of shares, whichever is more restrictive) of any class or series of shares of our stock.  However, the Brookfield Investor and its affiliates have been granted a waiver of this ownership limit, but are not allowed to acquire or own more than 49.9% of our outstanding shares of common stock.  We do not believe that we have undergone an ownership change in connection with the Initial Closing, the Second Closing or the Final Closing.  The determination as to whether we experience an ownership change for purposes of Section 382 of the Code is complex.  No assurance can be given that we will not undergo an ownership change that would have a significant impact on our ability to utilize our NOL carryforwards.
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

Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
Our Hotels
The following table presents certain additional information about the properties we owned at December 31, 2018:

Property	Location	Number of Rooms	Ownership Percentage of Hotel
Baltimore Courtyard(2)	Baltimore, MD	205	100%
Providence Courtyard(2)	Providence, RI	219	100%
Stratford Homewood Suites(3)	Stratford, CT	135	100%
Georgia Tech Hotel(1)(9)	Atlanta, GA	252	N/A
Westin Virginia Beach	Virginia Beach, VA	236	31%
Hilton Garden Inn Blacksburg(7)	Blacksburg, VA	137	57%
Courtyard Asheville(4)	Asheville, NC	78	100%

Courtyard Athens Downtown(4)	Athens, GA	105	100%
Courtyard Bowling Green Convention Center(4)	Bowling Green, KY	93	100%
Courtyard Chicago Elmhurst Oakbrook Area(4)	Elmhurst, IL	140	100%
Courtyard Columbus Downtown(6)	Columbus, OH	150	100%
Courtyard Dallas Market Center(4)(8)	Dallas, TX	184	100%
Courtyard Dalton(5)	Dalton, GA	93	100%
Courtyard Flagstaff(6)	Flagstaff, AZ	164	100%
Courtyard Gainesville(4)	Gainesville, FL	81	100%
Courtyard Houston I 10 West Energy Corridor(5)	Houston, TX	176	100%
Courtyard Jacksonville Airport Northeast(4)	Jacksonville, FL	81	100%
Courtyard Jackson Ridgeland(6)	Jackson, MS	117	100%
Courtyard Knoxville Cedar Bluff(4)	Knoxville, TN	78	100%
Courtyard Lexington South Hamburg Place(4)	Lexington, KY	90	100%
Courtyard Louisville Downtown(4)	Louisville, KY	140	100%
Courtyard Memphis Germantown(6)	Germantown, TN	93	100%
Courtyard Mobile(8)	Mobile, AL	78	100%
Courtyard Orlando Altamonte Springs Maitland(4)	Orlando, FL	112	100%
Courtyard San Diego Carlsbad(5)	Carlsbad, CA	145	100%
Courtyard Sarasota Bradenton(4)	Sarasota, FL	81	100%
Courtyard Tallahassee North I 10 Capital Circle(4)	Tallahassee, FL	93	100%
DoubleTree Baton Rouge(6)	Baton Rouge, LA	127	100%
Embassy Suites Orlando International Drive Jamaican Court(4)	Orlando, FL	246	100%
Fairfield Inn & Suites Atlanta Vinings	Atlanta, GA	142	100%
Fairfield Inn & Suites Baton Rouge South(6)	Baton Rouge, LA	78	100%
Fairfield Inn & Suites Bellevue(6)	Bellevue, WA	144	100%
Fairfield Inn & Suites Dallas Market Center(4)	Dallas, TX	116	100%
Fairfield Inn & Suites Denver(6)	Denver, CO	160	100%
Fairfield Inn & Suites Memphis Germantown(6)	Germantown, TN	80	100%
Fairfield Inn & Suites Spokane(6)	Spokane, WA	84	100%
Hampton Inn & Suites Boynton Beach(4)	Boynton Beach, FL	165	100%
Hampton Inn & Suites El Paso Airport(6)	El Paso, TX	139	100%
Hampton Inn & Suites Nashville Franklin Cool Springs(4)	Franklin, TN	127	100%
Hampton Inn Albany Wolf Road Airport(4)	Albany, NY	153	100%
Hampton Inn Austin North at IH 35 & Highway 183(5)	Austin, TX	121	100%
Hampton Inn Baltimore Glen Burnie(4)(8)	Glen Burnie, MD	116	100%
Hampton Inn Beckley(4)	Beckley, WV	108	100%
Hampton Inn Birmingham Mountain Brook(4)(8)	Birmingham, AL	129	100%
Hampton Inn Boca Raton(4)	Boca Raton, FL	94	100%
Hampton Inn Boca Raton Deerfield Beach(4)	Deerfield Beach, FL	106	100%
Hampton Inn Boston Peabody(4)	Peabody, MA	120	100%
Hampton Inn Champaign Urbana(5)	Urbana, IL	130	100%
Hampton Inn Charlotte Gastonia(4)	Gastonia, NC	108	100%

Hampton Inn Chicago Gurnee(4)	Gurnee, IL	134	100%
Hampton Inn Chicago Naperville(5)	Naperville, IL	129	100%
Hampton Inn Cleveland Westlake(4)	Westlake, OH	122	100%
Hampton Inn College Station(5)	College Station, TX	133	100%
Hampton Inn Colorado Springs Central Airforce Academy	Colorado Springs, CO	125	100%
Hampton Inn Columbia I 26 Airport(4)	West Columbia, SC	120	100%
Hampton Inn Columbus Dublin(4)	Dublin, OH	123	100%
Hampton Inn Dallas Addison(4)	Addison, TX	158	100%
Hampton Inn Detroit Madison Heights South Troy(4)	Madison Heights, MI	123	100%
Hampton Inn Detroit Northville(4)	Northville , MI	124	100%
Hampton Inn East Lansing(5)	East Lansing, MI	86	100%
Hampton Inn Fort Collins(6)	Ft. Collins, CO	75	100%
Hampton Inn Fort Wayne Southwest(6)	Ft. Wayne, IN	118	100%
Hampton Inn Grand Rapids North(4)	Grand Rapids, MI	84	100%
Hampton Inn Indianapolis Northeast Castleton(5)	Indianapolis, IN	128	100%
Hampton Inn Kansas City Airport(4)	Kansas City, MO	120	100%
Hampton Inn Kansas City Overland Park(4)	Overland Park, KS	133	100%
Hampton Inn Knoxville Airport(5)	Alcoa, TN	118	100%
Hampton Inn Medford(6)	Medford, OR	75	100%
Hampton Inn Memphis Poplar(4)	Memphis, TN	124	100%
Hampton Inn Milford(5)	Milford, CT	148	100%
Hampton Inn Morgantown(4)	Morgantown, WV	107	100%
Hampton Inn Norfolk Naval Base(4)(8)	Norfolk, VA	117	100%
Hampton Inn Orlando International Drive Convention Center(5)	Orlando, FL	170	100%
Hampton Inn Palm Beach Gardens(4)	Palm Beach Gardens, FL	116	100%
Hampton Inn Pickwick Dam at Shiloh Falls(4)	Counce, TN	50	100%
Hampton Inn Scranton at Montage Mountain(4)	Moosic, PA	129	100%
Hampton Inn St Louis Westport(4)	Maryland Heights, MO	122	100%
Hampton Inn State College(4)	State College, PA	119	100%
Hampton Inn West Palm Beach Florida Turnpike(4)	West Palm Beach, FL	110	100%
Hilton Garden Inn Albuquerque North Rio Rancho(5)	Rio Rancho, NM	129	100%
Hilton Garden Inn Austin Round Rock(4)	Round Rock, TX	122	100%
Hilton Garden Inn Fort Collins(6)	Ft. Collins, CO	120	100%
Hilton Garden Inn Louisville East(5)	Louisville, KY	112	100%
Hilton Garden Inn Monterey(6)	Monterey, CA	204	100%
Holiday Inn Express & Suites Kendall East Miami(4)	Miami, FL	66	100%
Homewood Suites Augusta(5)	Augusta, GA	65	100%
Homewood Suites Boston Peabody(4)	Peabody, MA	85	100%
Homewood Suites Chicago Downtown(4)	Chicago, IL	233	100%
Homewood Suites Hartford Windsor Locks(4)	Windsor Locks, CT	132	100%
Homewood Suites Jackson Ridgeland(6)	Ridgeland, MS	91	100%
Homewood Suites Memphis Germantown(4)	Germantown, TN	92	100%

Homewood Suites Orlando International Drive Convention Center(5)	Orlando, FL	252	100%
Homewood Suites Phoenix Biltmore(4)(8)	Phoenix , AZ	124	100%
Homewood Suites San Antonio Northwest(4)	San Antonio, TX	123	100%
Homewood Suites Seattle Downtown(5)	Seattle, WA	162	100%
Hyatt House Atlanta Cobb Galleria(6)	Atlanta, GA	149	100%
Hyatt Place Albuquerque Uptown(4)	Albuquerque, NM	126	100%
Hyatt Place Baltimore Washington Airport(4)	Linthicum Heights, MD	127	100%
Hyatt Place Baton Rouge I 10(4)	Baton Rouge, LA	126	100%
Hyatt Place Birmingham Hoover(4)	Birmingham, AL	126	100%
Hyatt Place Chicago Schaumburg(6)	Schaumburg, IL	127	100%
Hyatt Place Cincinnati Blue Ash(4)	Blue Ash, OH	125	100%
Hyatt Place Columbus Worthington(4)	Columbus, OH	124	100%
Hyatt Place Indianapolis Keystone(4)	Indianapolis, IN	124	100%
Hyatt Place Kansas City Overland Park Metcalf(4)	Overland Park, KS	124	100%
Hyatt Place Las Vegas(4)	Las Vegas, NV	202	100%
Hyatt Place Memphis Wolfchase Galleria(4)	Memphis, TN	126	100%
Hyatt Place Miami Airport West Doral(4)	Miami, FL	124	100%
Hyatt Place Minneapolis Airport South(4)	Bloomington, MN	126	100%
Hyatt Place Nashville Franklin Cool Springs(4)	Franklin, TN	126	100%
Hyatt Place Richmond Innsbrook(4)	Glen Allen, VA	124	100%
Hyatt Place Tampa Airport Westshore(4)	Tampa, FL	124	100%
Residence Inn Boise Downtown(4)	Boise, ID	104	100%
Residence Inn Chattanooga Downtown(4)	Chattanooga, TN	76	100%
Residence Inn Fort Myers(4)	Fort Myers, FL	78	100%
Residence Inn Fort Wayne Southwest(6)	Ft. Wayne, IN	109	100%
Residence Inn Jackson Ridgeland(6)	Ridgeland, MS	100	100%
Residence Inn Jacksonville Airport(5)	Jacksonville, FL	78	100%
Residence Inn Knoxville Cedar Bluff(4)	Knoxville, TN	78	100%
Residence Inn Lexington South Hamburg Place(4)	Lexington, KY	91	100%
Residence Inn Los Angeles Airport El Segundo(4)	El Segundo, CA	150	100%
Residence Inn Macon(4)	Macon, GA	78	100%
Residence Inn Mobile(4)(8)	Mobile, AL	66	100%
Residence Inn Memphis Germantown(6)	Germantown, TN	78	100%
Residence Inn Portland Downtown Lloyd Center(4)	Portland, OR	168	100%
Residence Inn San Diego Rancho Bernardo Scripps Poway(4)	San Diego, CA	95	100%
Residence Inn Sarasota Bradenton(4)	Sarasota, FL	78	100%
Residence Inn Savannah Midtown(4)	Savannah, GA	66	100%
Residence Inn Tallahassee North I 10 Capital Circle(4)	Tallahassee, FL	78	100%
Residence Inn Tampa North I 75Fletcher(4)(10) Fletcher(4)	Tampa, FL	78	100%
Residence Inn Tampa Sabal Park Brandon(4)	Tampa, FL	102	100%
Springhill Suites Asheville(5)	Asheville, NC	88	100%
Springhill Suites Austin Round Rock(4)	Round Rock, TX	104	100%
SpringHill Suites Baton Rouge South(6)	Baton Rouge, LA	78	100%

SpringHill Suites Denver(6)	Denver, CO	125	100%
SpringHill Suites Flagstaff(6)	Flagstaff, AZ	113	100%
Springhill Suites Grand Rapids North(4)	Grand Rapids, MI	76	100%
Springhill Suites Houston Hobby Airport(4)	Houston, TX	122	100%
Springhill Suites Lexington Near The University Of Kentucky(4)	Lexington, KY	108	100%
SpringHill Suites San Antonio Medical Center Northwest (8)	San Antonio, TX	112	100%
Springhill Suites San Diego Rancho Bernardo Scripps Poway(4)	San Diego, CA	138	100%
Staybridge Suites Jackson(6)	Ridgeland, MS	92	100%
TownePlace Suites Baton Rouge South(6)	Baton Rouge, LA	90	100%
TownePlace Suites Savannah Midtown(5)	Savannah, GA	93	100%
		17,321

________________

(1)	We own the leasehold interest in the property and account for it as an operating lease

(2)
Encumbered by the Baltimore Courtyard & Providence Courtyard Loan (Barceló Portfolio) as of December 31, 2018; the Baltimore Courtyard & Providence Courtyard Loan was refinanced on April 5, 2019 (see Note 20 - Subsequent Events to our accompanying consolidated financial statements in this Annual Report on Form 10-K)

(3)	Encumbered by the Additional Grace Mortgage Loan, as part of the Barceló Portfolio

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

(9)	Encumbered by the Refinanced Term Loan, as part of the Barceló Portfolio

Debt

As of December 31, 2018, we had $1.5 billion in outstanding indebtedness and $219.7 million in liquidation value of Grace Preferred Equity Interests (which is treated as indebtedness for accounting purposes). Substantially all of our hotel assets have been pledged as collateral under this indebtedness. During February 2019, we used all proceeds from the Final Closing to redeem the remaining $219.7 million in liquidation value of Grace Preferred Equity Interests.

In February 2015, we acquired the Grace Portfolio for a purchase price of $1.8 billion. The Grace Portfolio includes 91 hotels which comprise what we sometimes refer to as Equity Inns Portfolio I and 20 hotels which comprise what we sometimes refer to as Equity Inns Portfolio II. The Grace Preferred Equity Interests effectively represented seller financing of the portion of the purchase price of our February 2015 acquisition of the Grace Portfolio between the equity portion funded by us and the mortgage and mezzanine debt provided by our lenders.

The following table summarizes certain information regarding our debt obligations as of December 31, 2018:

Use of Proceeds/Collateral	Principal Balance as of December 31, 2018 (In Thousands)	Number of rooms	Debt per Room	Interest Rate	Maturity Date
87 properties in Grace Portfolio - Equity Inns Portfolio I (87 - Pack Mortgage Loan)	$805,000	10,044	$80,147	LIBOR plus 2.56%	May 1, 2019; 1st ext. May 1, 2020; 2nd ext. May 1, 2021; 3rd ext. May 1, 2022
87 properties in Grace Portfolio - Equity Inns Portfolio I (87 - Pack Mezzanine Loan)	$110,000	10,044	$10,952	LIBOR plus 6.50%	May 1, 2019; 1st ext. May 1, 2020; 2nd ext. May 1, 2021; 3rd ext. May 1, 2022
91 properties in Grace Portfolio - Equity Inns Portfolio I ( Grace Preferred Equity Interests)	$169,847	10,501	$16,174	(i) Until August 27, 2016 a rate equal to 7.50% per annum, and (ii) thereafter, a rate equal to 8.00% per annum	Repay in full by no later than February 27, 2019
Equity Inns Portfolio II & Homewood Suites Stratford (Additional Grace Mortgage Loan)	$232,000	2,691	$86,213	4.96%	October 6, 2020
20 properties in Grace Portfolio - Equity Inns Portfolio II ( Grace Preferred Equity Interests)	$49,900	2,556	$19,523	(i) Until August 27, 2016 a rate equal to 7.50% per annum, and (ii) thereafter, a rate equal to 8.00% per annum	Repay in full by no later than February 27, 2019
Summit, Noble, Georgia Tech -28 Properties (Refinanced Term Loan)	$310,000	3,332	$93,037	LIBOR plus 3.00%	May 1, 2019; 1st ext. May 1, 2020; 2nd ext. May 1, 2021; 3rd ext. May 1, 2022
Baltimore Courtyard & Providence Courtyard (Baltimore Courtyard & Providence Courtyard Loan)(1)	$45,500	424	$107,311	4.30%	April 6, 2019
Hilton Garden Inn Blacksburg (Hilton Garden Inn Blacksburg Joint Venture Loan)	$10,500	137	$76,642	4.31%	June 6, 2020

(1)
The Baltimore Courtyard & Providence Courtyard Loan was refinanced on April 5, 2019 (see Note 20 - Subsequent Events to our accompanying consolidated financial statements in this Annual Report on Form 10-K).

Item 3. Legal Proceedings.
We are not a party to any material pending legal or regulatory proceedings, other than as set forth below.
A special litigation committee of the Company's board of directors (the “SLC”) has been empowered by a resolution adopted by the board of directors to investigate claims asserted in shareholder demand letters sent to the board by counsel for two stockholders of the Company, Tom Milliken and Stuart Wollman, as well as the allegations contained in an Amended Complaint filed by Mr. Milliken in the United States District Court for the Southern District of New York (the “Federal Court Action”). The resolution creating the SLC also empowers the SLC to determine whether to pursue actions against the defendants in the Federal Court Action. The SLC, which is represented by independent counsel, has substantially completed its investigation of the claims contained in the demand letters and Federal Court Action (collectively “the Claims”).

The SLC has determined it appropriate to pursue certain but not all of the Claims asserted. The defendants associated with these claims include Nicholas Schorsch, William Kahane, the Company’s former external advisor and property managers, and the parent of the former sponsor of the Company, along with individuals associated with the parent. These claims include the following: (1) breach of fiduciary duty and corporate waste regarding the property management agreements entered into with affiliates of the Company’s former external advisor and fees paid pursuant to those agreements; (2) breach of fiduciary duty and corporate waste regarding the amendment to the advisory agreement with its former external advisor and fees paid pursuant to the amended agreement; and (3) breach of fiduciary duty, corporate waste, aiding and abetting breach of fiduciary duty and unjust enrichment relating to fees paid by the Company in connection with the restructuring/termination of agreements regarding the management of the properties acquired by the Company.
The Company’s current chief executive officer, Jonathan P. Mehlman, received a portion of the fees/compensation discussed above. The SLC has been in discussion with Mr. Mehlman regarding those fees/compensation and Mr. Mehlman has agreed in principle subject to signing a definitive settlement agreement and receiving court approval to pay back to the Company a portion of the fees he received in resolution of the Claims as they pertain to him. The SLC intends to present this resolution to the Court in order to seek Court approval and dismissal as to Mr. Mehlman. The SLC has otherwise determined not to pursue claims against the remaining current directors and officers named as defendants in the Federal Court Action.
The SLC is in the process of preparing a report regarding its investigation and will be working with the Company to submit the SLC’s report as well as any necessary motions to address any other claims that the SLC may seek to settle, any claims the SLC may seek to pursue that could not otherwise be settled and dismissal of the claims the SLC has determined not to pursue. For the claims that the SLC seeks to pursue, the Company will request that it be substituted as the plaintiff to replace the current shareholder plaintiff in the Federal Court Action.
The Claims do not seek recovery of losses from or damages against the Company, but instead allege that the Company has sustained damages as a result of actions by the defendants, and therefore no accrual of any potential liability was necessary as of December 31, 2018, other than for incurred out-of-pocket legal fees and expenses.

Item 4. Mine Safety Disclosures.
None.

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
On April 23, 2018, our board of directors unanimously approved an updated Estimated Per-Share NAV equal to $13.87 based on an estimated fair value of our assets less the estimated fair value of our liabilities, divided by 39,505,742 shares of our common stock outstanding on a fully diluted basis as of December 31, 2017. We anticipate that we will publish an updated Estimated Per-Share NAV no less frequently than once each calendar year. We expect to publish our next annual Estimated Per-Share NAV update during the second quarter of 2019.
The Estimated Per-Share NAV does not represent:

•	the price at which shares of our common stock would trade at on a national securities exchange;

•	the amount a stockholder would obtain if he or she tried to sell his or her shares of common stock; or

•	the amount stockholders would receive if we liquidated our assets and distributed the proceeds after paying all of its expenses and liabilities.
Accordingly, with respect to the Estimated Per-Share NAV, we can give no assurance that:

•	a stockholder would be able to resell his or her shares of common stock at Estimated Per-Share NAV;

•	a stockholder would ultimately realize distributions per share of common stock equal to Estimated Per-Share NAV upon liquidation of our assets and settlement of our liabilities or a sale of us;

•	shares of our common stock would trade at a price equal to or greater than Estimated Per-Share NAV if they were listed on a national securities exchange; or

•
the methodology used to establish the Estimated Per-Share NAV would be acceptable to FINRA for use on customer account statements, or that the Estimated Per-Share NAV will satisfy the applicable annual valuation requirements under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”) and the Code with respect to employee benefit plans subject to ERISA and other retirement plans or accounts subject to Section 4975 of the Code.

Further, the Estimated Per-Share NAV was calculated as of a specific date, and the value of shares of common stock will fluctuate over time as a result of, among other things, developments related to individual assets, changes in the real estate and capital markets, including changes in interest rates, completion or commencement of capital improvements related to individual assets, and acquisitions or dispositions of assets and the distribution of proceeds from the sale of real estate to stockholders.
Stockholders should not rely on the Estimated Per-Share NAV in making a decision to buy or sell shares of our common stock.
Holders
As of December 31, 2018, we had 39,134,628 shares of common stock outstanding held by a total of 19,310 stockholders.
Distributions
We elected to be taxed as a REIT under Sections 856 through 860 of the Code commencing with the tax year ended December 31, 2014. As a REIT, we are required to distribute at least 90% of our REIT taxable income, determined without regard for the deduction for dividends paid and excluding net capital gains, to our stockholders annually. Our distribution policy is subject to revision at the discretion of our board of directors, and may be changed at any time. There can be no assurance that we will resume paying distributions in shares of common stock or in cash at any time in the future. Our ability to make future cash distributions will depend on our future cash flows and may be dependent on our ability to obtain additional liquidity, which may not be available on favorable terms, or at all.
We paid monthly cash distributions based on an annual rate of $1.70 per share from April 2014 until March 2016. We paid monthly stock distributions from April 2016 until January 2017. Stock distributions from April 2016 through June 2016 were based on an annual rate of $1.70 per share, and $1.46064 per share from July 1, 2016 through January 13, 2017. On January 13, 2017, in connection with our entry into the SPA with the Brookfield Investor, we suspended paying distributions to our stockholders entirely.

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

Following the Initial Closing, the holders of Class C Units are also entitled to tax distributions under the certain limited circumstances described in the A&R LPA.
For the year ended December 31, 2017, the Company paid cash distributions of $7.9 million and PIK Distributions of 355,349.60 Class C Units to the Brookfield Investor, as the sole holder of the Class C Units. For the year ended December 31, 2018, the Company paid cash distributions of $12.5 million and PIK Distributions of 564,870.56 Class C Units to the Brookfield Investor, as the sole holder of the Class C Units.

Share-based Compensation
We have adopted an employee and director incentive restricted share plan (as amended and/or restated, the “RSP”), which provides us with the ability to grant awards of restricted shares and restricted stock units in respect of shares of our common stock ("RSUs") to our directors, officers and employees, as well as the directors and employees of entities that provide services to us. See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters - Share-based Compensation” for further details.
Unregistered Sales of Equity Securities and Use of Proceeds.
We did not sell any equity securities that were not registered under the Securities Act during the year ended December 31, 2018, except with respect to which information has been included in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Our common stock is currently not listed on a national securities exchange. There is no established trading market for shares of our common stock and there can be no assurance one will develop. We currently have no plans to list shares of our common stock on a national securities exchange. In September 2018, our board of directors adopted the SRP pursuant to which we were offering, subject to certain terms and conditions, liquidity to stockholders by offering to make quarterly repurchases of common stock at a price to be established by the board of directors. In February 2019, our board of directors suspended the SRP. The suspension will remain in effect unless and until our board takes further action to reactivate the SRP. There can be no assurance the SRP will be reactivated on its current terms, different terms or at all.

We repurchased shares of our common stock pursuant to the SRP during the quarter ended December 31, 2018. The following table summarizes the repurchases of shares under the SRP cumulatively through December 31, 2018.

	Number of Shares Repurchased	Cost of Shares Repurchased	Weighted-Average Price per Share
		(In thousands)
Year ended December 31, 2018	208,977	$1,881	$9.00
Cumulative repurchases as of December 31, 2018	208.977	$1,881	$9.00

Item 6. Selected Financial Data.
The following selected financial data as of December 31, 2018, 2017, 2016, 2015, and 2014, should be read in conjunction with the accompanying consolidated financial statements of Hospitality Investors Trust, Inc. and the notes thereto and “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” below. The hospitality assets and operations owned by Barceló Crestline Corporation and its consolidated subsidiaries, or the Barceló Portfolio (in such capacity, the "Predecessor") are included for the period from January 1, 2014 to March 20, 2014.

Balance sheet data (In thousands)	December 31, 2018	December 31, 2017	December 31, 2016	December 31, 2015	December 31, 2014
Total real estate investments, at cost	$2,542,791	$2,489,289	$2,391,407	$2,211,347	$98,545
Total assets	$2,337,287	$2,420,653	$2,353,411	$2,347,839	$333,374
Mortgage notes payable, net	$1,507,509	$1,495,777	$1,410,925	$1,341,033	$45,500
Total liabilities	$1,790,070	$1,797,287	$1,793,968	$1,706,630	$131,579
Total equity	$384,069	$495,322	$559,443	$641,209	$201,795

	Successor					Predecessor
	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015	For the Period from March 21 to December 31, 2014	For the Period from January 1 to March 20, 2014
Operating data (In thousands)
Total revenues	$606,059	$621,075	$599,592	$446,184	$34,871	$8,245

Operating expenses:
Rooms	148,630	147,814	139,169	99,543	5,411	1,405
Food and beverage	16,471	16,158	15,986	12,774	3,785	1,042
Management fees	16,757	23,643	42,560	22,107	1,498	289
Other property-level operating expenses	240,509	242,925	230,546	171,488	13,049	3,490
Acquisition and transaction related costs	64	498	25,270	64,513	10,884	—
General and administrative	19,831	18,889	15,806	11,621	2,316	—
Depreciation and amortization	111,730	105,237	101,007	68,500	2,796	994
Impairment of goodwill and long-lived assets	29,796	32,689	2,399	—	—	—
Rent	6,716	6,569	6,714	6,249	3,879	933
Total operating expenses	$590,504	$594,422	$579,457	$456,795	$43,618	$8,153
Operating income (loss)	15,555	26,653	20,135	(10,611)	(8,747)	92
Interest expense	(106,199)	(98,865)	(92,264)	(80,667)	(5,958)	(531)
Other income (expense)	1,798	(1,260)	1,169	(491)	103	—
Equity in earnings (losses) of unconsolidated entities	187	403	399	238	352	(166)
Total other expenses, net	(104,214)	(99,722)	(90,696)	(80,920)	(5,503)	(697)
Loss before taxes	$(88,659)	$(73,069)	$(70,561)	$(91,531)	$(14,250)	$(605)
Income tax (benefit) expense	(2,606)	(1,926)	1,371	3,106	591	—
Net loss and comprehensive loss	$(86,053)	$(71,143)	$(71,932)	$(94,637)	$(14,841)	$(605)

Less: Net income attributable to non-controlling interest	85	244	315	189	—	—
Net loss before dividends and accretion	$(86,138)	$(71,387)	$(72,247)	$(94,826)	$(14,841)	$(605)
Deemed dividend related to beneficial conversion feature of Class C Units	—	(4,535)	—	—	—	—
Dividends on Class C Units (cash and PIK)	(20,830)	(13,103)	—	—	—	—
Accretion of Class C Units	(2,581)	(1,668)	—	—	—	—
Net loss attributable to common stockholders	$(109,549)	$(90,693)	$(72,247)	$(94,826)	$(14,841)	$(605)
Other data:
Cash flows provided by (used in) operations	$66,782	$80,212	$68,235	$18,108	$(9,650)	$(556)
Cash flows used in investing activities	$(97,034)	$(141,034)	$(148,493)	$(716,787)	$(122,082)	$(551)
Cash flows provided by (used in) financing activities	$(6,083)	$102,165	$39,978	$681,498	$263,593	$(937)

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
Overview

Hospitality Investors Trust, Inc. is a self-managed REIT that invests primarily in premium-branded select-service lodging properties in the United States. As of December 31, 2018, we own or have an ownership interest in a total of 144 hotels, with a total of 17,321 guestrooms in 33 states.
We believe in affiliating our hotels with premium brands owned by leading international franchisors such as Hilton, Marriott and Hyatt. As of December 31, 2018, all but one of our hotels operated under a franchise or license agreement with a national brand owned by one of Hilton Worldwide, Inc., Marriott International, Inc., Hyatt Hotels Corporation and Intercontinental Hotels Group or one of their respective subsidiaries or affiliates. Our one unbranded hotel has a direct affiliation with a leading university in Atlanta.
We have primarily acquired lodging properties in the upscale select-service, upscale extended stay and upper midscale select-service chain scale segments located in secondary markets with strong demand generators, such as state capitals, major universities and hospitals, as well as corporate, leisure and retail attractions. We believe properties in these chain scale segments can be operated with fewer employees and provide more stable cash flows than full service hotels, and with less market volatility than similar hotels in primary market locations.
We conducted our IPO from January 2014 until November 2015 without listing shares of our common stock on a national securities exchange, and we have not subsequently listed our shares. There currently is no established trading market for our shares and there may never be one. We are required to annually publish an Estimated Per-Share NAV pursuant to the rules and regulations of FINRA. On April 23, 2018, our board of directors unanimously approved an updated 2018 NAV equal to $13.87 based on an estimated fair value of our assets less the estimated fair value of our liabilities, divided by 39,505,742 shares of our common stock outstanding on a fully diluted basis as of December 31, 2017. We expect to publish our next annual Estimated Per-Share NAV update during the second quarter of 2019.
On January 12, 2017, we, along with our operating partnership, the OP, entered into the SPA with the Brookfield Investor to secure a commitment by the Brookfield Investor to make capital investments in us necessary for us to meet our short-term and long-term liquidity requirements and obligations.
On March 31, 2017, the Initial Closing occurred and various transactions and agreements contemplated by the SPA were consummated and executed, including but not limited to:

•	the sale by us and purchase by the Brookfield Investor of the Redeemable Preferred Share, for a nominal purchase price; and

•	the sale by us and purchase by the Brookfield Investor of 9,152,542.37 Class C Units, for a purchase price of $14.75 per Class C Unit, or $135.0 million in the aggregate.
On February 27, 2018, the Second Closing occurred, pursuant to which we sold 1,694,915.25 additional Class C Units to the Brookfield Investor, for a purchase price of $14.75 per Class C Unit, or $25.0 million in the aggregate.
On February 27, 2019, the Final Closing occurred, pursuant to which we sold 14,898,060.78 additional Class C Units to the Brookfield Investor, for a purchase price of $14.75 per Class C Unit, or $219.7 million in the aggregate. Following the Final Closing, the Brookfield Investor no longer has any obligations or rights to purchase additional Class C Units pursuant to the SPA or otherwise.
Holders of Class C Units are entitled to receive, with respect to each Class C Unit, fixed, quarterly cumulative cash distributions at a rate of 7.50% per annum and are also entitled to receive, with respect to each Class C Unit, fixed, quarterly, cumulative PIK Distributions payable in Class C Units at a rate of 5% per annum. As of the date of this Annual Report, the Brookfield Investor has made $379.7 million of capital investments in us by purchasing Class C Units in the OP, and the total liquidation preference of the Class C Units was $396.5 million. The Class C Units are convertible into OP Units, which may be redeemed for shares of our common stock or, at our option, the cash equivalent. As of the date of this Annual Report on Form 10-K, the Brookfield Investor owns or controls 40.7% of the voting power of our common stock on an as-converted basis. The SPA also contains certain standstill and voting restrictions applicable to the Brookfield Investor and certain of its affiliates.

Without obtaining the prior approval of the majority of the then outstanding Class C Units, and/or at least one of the two directors elected to our board of directors by the Brookfield Investor pursuant to its rights as the holder of the Redeemable Preferred Share, we are restricted from taking certain operational and governance actions. These restrictions (collectively referred to herein as the “Brookfield Approval Rights”) are subject to certain exceptions and conditions.
An affiliate of the Brookfield Investor, the Special General Partner, is the special general partner of the OP, with certain non-economic rights that apply if we fail to redeem the Class C Units when required to do so, including the ability to commence selling the OP’s assets until the Class C Units have been fully redeemed.
We conduct substantially all of our business through the OP. We are a general partner and hold all of the OP Units. The Brookfield Investor holds all the issued and outstanding Class C Units, which rank senior in payment of distributions and in the distribution of assets to the OP Units held by us.
We do not currently pay distributions to our stockholders, and have not paid cash distributions since April 2016, when they were suspended to preserve liquidity, or stock distributions since January 2017, when we entered into the SPA. Currently, under the Brookfield Approval Rights, prior approval is required before we can declare or pay any distributions or dividends to our common stockholders, except for cash distributions equal to or less than $0.525 per annum per share.
Prior to the Initial Closing, we had no employees, and we depended on the Former Advisor to manage certain aspects of our affairs on a day-to-day basis pursuant to our advisory agreement. In connection with, and as a condition to, the Brookfield Investor’s investment in us at the Initial Closing, the advisory agreement was terminated and certain employees of the Former Advisor or its affiliates (including, at that time, Crestline) who had been involved in the management of our day-to-day operations, including all of our executive officers, became our employees.
Highlights of our 2018 performance and current liquidity and financial position, and outlook for future performance include:

•	We continued to execute on our PIP reinvestment strategy across our portfolio. During the year, we performed PIP work on 53 hotels and completed PIP work on 37 hotels.

•
2018 room revenues decreased $15.9 million, or 3%, versus 2017, driven by lower occupancy primarily as a result of room displacement due to an increased number of hotels being renovated versus 2017, the positive impact of hurricane revenue in the 2017 period that was not repeated in the 2018 period and the impact of four non-core hotel sales during 2017 and early 2018. Our hotels have continued to perform generally consistent with their competitive sets.

•
We continue to be impacted by increasing labor costs at our hotels, and we have been unable to fully offset this increase by raising room rates or through cost or other efficiencies. We anticipate the trend of increasing labor costs will continue during 2019. Further, future RevPAR growth, if any, may not keep pace with increasing labor costs.

•
We believe the performance of our portfolio is correlated to the performance of the economy overall, and many economic indicators such as GDP growth, positive employment trends and consumer confidence currently appear to be healthy. However, we have experienced new supply in many of our markets and general deceleration of growth in revenue per available room, or RevPAR, during 2017 and 2018. Competition from new supply has contributed to occupancy and/or RevPar declines in certain markets. These trends may continue in 2019.

•
During February 2019, we used the proceeds from the Final Closing with the Brookfield Investor to redeem the remaining $219.7 million in liquidation value of Grace Preferred Equity Interests, and the Brookfield Investor no longer has any obligations or rights to purchase additional Class C Units.

•
As of December 31, 2018, our loan-to-value ratio was 67.9% including the Grace Preferred Equity Interests, and our loan-to-value ratio excluding the Grace Preferred Equity Interests was 59.3%. These leverage percentages are calculated based on total cost of real estate assets before accumulated depreciation and amortization, and the market value of our real estate assets may be materially lower.

•
Substantially all our properties have been pledged as security for our indebtedness, and we expect to extend or refinance this indebtedness when it comes due. Our ability to refinance debt will be affected by our financial condition and various other factors existing at the relevant time, including factors beyond our control such as capital and credit market conditions, the state of the national and regional economies, local real estate conditions and the equity in and value of the related collateral.

•
We are dependent upon and continue to utilize our cash on hand, operating cash flow and other sources of liquidity which could include asset sales and debt or equity issuances to satisfy our ongoing existing capital requirements, including our PIP obligations and interest payable on our indebtedness and distributions payable with respect to Class C Units. We believe these sources will allow us to meet our capital requirements. However, there can be no assurance the amounts generated will be sufficient for these purposes.

Our customers fall into three broad groups: transient business, group business and contract business. Transient business broadly represents individual business or leisure travelers. Business travelers make up the majority of transient demand at our hotels. Group business represents significant blocks of rooms for event-driven business and is primarily corporate users but can also include social events such as wedding parties. Contract business is also primarily comprised of corporate users for fixed rate longer term in nature business such as airline crews.
Our revenues are comprised of rooms revenue, food and beverage revenue and other revenue which accounted for approximately 94.5%, 3.2%, and 2.3%, respectively, of our total revenues for the year ended December 31, 2018. Hotel operating expenses (which exclude acquisition and transaction costs, general and administrative, depreciation and amortization and impairment of goodwill and long-lived assets) represent approximately 72.7% of our total operating expenses for the year ended December 31, 2018.

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
Impairment of Long Lived Assets

Upon the occurrence of certain “triggering events” under the provisions of the Accounting Standards Codification section 360-Property, Plant and Equipment, we review our hotel investments which are considered to be long-lived assets under GAAP for impairment.  These triggering events include significant declines in market value of the asset, significant declines in operating performance and significant adverse changes in economic conditions. If a triggering event occurs and circumstances indicate the carrying amount of the property may not be recoverable, we perform a recoverability test which compares the carrying amount to an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property’s use and eventual disposition. The estimates consider factors such as expected future operating income, market and other applicable trends and residual value, as well as the effects of demand, competition and other factors. If we determine we are unable to recover the carrying amount of the asset over the useful life, impairment is deemed to exist and an impairment loss will be recorded to the extent that the carrying amount exceeds the estimated fair value of the property which results in an immediate charge to net income.
Revenue Recognition

Our revenue is primarily from rooms, food and beverage, and other, and is disaggregated on our Consolidated Statement of Operations and Comprehensive Loss.
Room sales are driven by fixed fee charged to a hotel guest to stay at the hotel property for an agreed-upon period. A majority of our room reservations are cancellable and we transfer promised goods and services to the hotel guest as of the date upon which the hotel guest occupies a room and at the same time earns and recognizes revenue. We offer advance purchase reservations that are paid for by the hotel guest in advance and we recognize deferred revenue as a result of such reservations. Our obligation to the hotel guest is satisfied as of the date upon which the hotel guest occupies a room. Our room revenue accounted for 94.5%, 94.7%, and 94.5% of our total revenue for the years ended December 31, 2018, 2017, and 2016, respectively. Food, beverage, and other revenue are recognized at the point of sale on the date of the transaction as the hotel guest simultaneously obtains control of the good or service.
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
Until the Final Closing, we could have become obligated pursuant to the SPA with the Brookfield Investor to issue additional Class C Units. This obligation was considered a contingent forward contract under Accounting Standards Codification section 480 - Distinguishing Liabilities from Equity, and we accounted for it as a liability. The fair value of the contingent forward liability was initially recognized at zero since the contingent forward contract was executed at fair market value. We determined the value of the contingent forward liability was $1.4 million as of December 31, 2017 (See Note 13 - Commitment and Contingencies to our accompanying consolidated financial statements included in this Annual Report on Form 10-K). On February 27, 2019, we used the proceeds from the sale of Class C Units to the Brookfield Investor at the Final Closing to redeem the remaining $219.7 million in liquidation value of Grace Preferred Equity Interests, and the Brookfield Investor no longer has any obligations or rights to purchase additional Class C Units. Accordingly, at December 31, 2018, we recognized the fair value of the contingent forward liability as income through current earnings, and thereby extinguished the liability.

Revenue Performance Metrics
We measure hotel revenue performance by evaluating revenue metrics such as:

•
Occupancy percentage (“Occ”) - Occ represents the total number of hotel rooms sold in a given period divided by the total number of rooms available. Occ measures the utilization of our hotels' available capacity.

•	Average Daily Rate (“ADR”) - ADR represents total hotel room revenues divided by the total number of rooms sold in a given period.

•	Revenue per Available room, RevPAR - RevPAR is the product of ADR and Occ.
Occ, ADR, and RevPAR are commonly used measures within the hotel industry to evaluate hotel operating performance. ADR and RevPAR do not include food and beverage or other revenues generated by the hotels. We evaluate individual hotel RevPAR performance on an absolute basis with comparisons to budget, to prior periods and to the hotel competitive set in the market, as well as on a company-wide and regional basis. Our hotel competitive sets generally include branded hotels of similar size, location, age and chain scale (as designated by STR).
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
Results of Operations
We are currently undertaking an approximately $350 million PIP program across substantially all the hotels in our portfolio. As of December 31, 2018, we have substantially completed work on 83 of the 141 hotels that are part of our PIP program, and an additional 16 hotels are in process and expected to be substantially completed early in the second quarter of 2019. We expect to complete our PIP program over the next two to three years. PIP renovation work has adversely impacted, and is expected to continue to adversely impact, our operating results due to the disruption to the operations of the hotels while renovation work is ongoing. We anticipate that as we complete PIP renovations, our RevPAR at the renovated hotels will increase for a period of time (generally one to two years) and then moderate as the hotel stabilizes. However, we cannot provide any assurance that the PIP renovations at our hotels will have the desired effect of improving the competitive position and enhancing the performance of the hotels renovated. We also anticipate that the hotels in our portfolio that are scheduled for PIP renovations in the future but have not yet been renovated will experience decreases in RevPAR growth and could experience RevPAR declines until they are renovated.

Our results of operations have in the past, and may continue to be, impacted by our acquisition and disposition activities. Our hotel portfolio has been acquired through a series of portfolio purchases, as shown in the table below.

Acquisition Date	Portfolio	Number of Hotels	Purchase Price(1)
March 2014	Barceló Portfolio	6	$110.1 million
February 2015	Grace Portfolio	116(2)	$1,796.5 million
October 2015	First Summit Portfolio	10	$150.1 million
November 2015	First Noble Portfolio	2	$48.6 million
December 2015	Second Noble Portfolio	2	$59.0 million
February 2016	Third Summit Portfolio	6	$108.3 million
April 2017	Second Summit Portfolio	7	$66.5 million
(1) Exclusive of closing costs
(2) Since the acquisition date, five hotels have been sold reducing the size of this portfolio to 111 properties.

We believe that the continued execution of our investment strategies, including our hotel reinvestment program, will maximize long-term value for our stockholders and position us for future success and a potential liquidity event for our investors. While it is our intention to achieve a liquidity event, there can be no assurance as to when or if we will ultimately be able to do so and as to the terms of any such liquidity event.

Comparison of the Year Ended December 31, 2018 to the Year Ended December 31, 2017
Room revenues for the portfolio were $572.4 million for the year ended December 31, 2018, compared to room revenues of $588.3 million for the year ended December 31, 2017. The decrease in room revenues was driven by lower occupancy primarily as a result of an aggregate of 53 hotels under renovation pursuant to the Company's PIP program at some point during the full year 2018, a positive revenue impact in the 2017 period of hurricanes in our Texas and Florida markets that was not repeated in the 2018 period and a lower number of total rooms in the portfolio due to the sale of three hotels during the fourth quarter of 2017, and one hotel during the first quarter of 2018. 53 hotels were under renovation at some point during the full year 2018, which represented approximately 3,900 nights when a room could not be used due to ongoing renovations, compared to 12 hotels that were under renovation at some point during the full year 2017, which represented approximately 1,400 nights when a room could not be used due to renovations. The decrease in occupancy was also driven by a slow return to normal occupancy for hotels that had recently completed renovations and reduced guest demand combined with increased hotel supply especially in markets where we have not yet completed PIP renovations. The occupancy declines for our hotels were generally consistent with our hotels' competitive sets for the comparable periods. The occupancy declines were offset in part by an increase in ADR and by the impact of the acquisition of seven hotels in April 2017.
The table below presents actual operating information of the hotels in our portfolio for the periods in which we have owned them.

	Year Ended
Total Portfolio	December 31, 2018	December 31, 2017
Number of rooms	17,321	17,483
Occ	73.9%	75.9%
ADR	$124.33	$122.64
RevPAR	$91.83	$93.10

Our results of operations include the hotels we own beginning on the date of each hotel's acquisition and the hotels that we have sold through the date of disposition. The next table below presents pro-forma operating information for the hotels in our portfolio as of December 31, 2018, as if we had owned each hotel for the full periods presented.

	Year Ended
Pro forma (144 hotels)	December 31, 2018	December 31, 2017
Number of rooms	17,321	17,321
Occ	73.9%	76.4%
ADR	$124.39	$123.29
RevPAR	$91.97	$94.25
RevPAR change	(2.4)%
The information in the next table below presents pro-forma operating information for only the hotels that we classify as not under renovation as of December 31, 2018. We consider hotels to be under renovation beginning in the quarter that they start material renovations and continuing until the end of the fourth full quarter following the substantial completion of the renovations. Therefore, hotels classified as not under renovation are those that as of December 31, 2018, have not been materially renovated (or for which material renovations have not started) or had material renovations completed more than four full quarters prior to the three months ended December 31, 2018 (i.e., completed on or prior to September 30, 2017).
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

	Year Ended
Pro forma hotels not under renovation (85 hotels)	December 31, 2018	December 31, 2017
Number of rooms	10,479	10,479
Occ	75.8%	76.9%
ADR	$126.68	$125.36
RevPAR	$96.00	$96.44
RevPAR change	(0.5)%
The information in the next table below presents pro-forma operating information for a subset of the 85 hotels classified as not under renovation because we completed renovations for these 40 hotels more than four full quarters prior to the three months ended December 31, 2018.

	Year Ended
Pro-forma hotels not under renovation with completed renovations (40 hotels)	December 31, 2018	December 31, 2017
Number of rooms	4,950	4,950
Occ	78.5%	78.6%
ADR	$129.34	$126.52
RevPAR	$101.49	$99.50
RevPAR change	2.0%
Other non-room operating revenues for the portfolio include food and beverage, and other ancillary revenues such as conference center, market, parking, telephone and cancellation fees. Total non-room operating revenues, including the results of the hotels in our portfolio as if we had owned each hotel in our portfolio for the year ended December 31, 2018, and the year ended December 31, 2017, increased 2.7% over the prior year driven primarily by higher other ancillary revenue.
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

•
Management fees: Management fees for the year ended December 31, 2018 decreased $6.9 million compared to 2017, primarily driven by cost savings of $6.7 million realized as part of our transition to self-management which occurred on March 31, 2017 through reduced property management fees and the elimination of external asset management fees to the Former Advisor. As discussed further below, this decline was offset in part by an increase in certain general and administrative expenses due to expenses previously borne by the Former Advisor that are now incurred directly by us as a self-managed company. Management fees include base management fees paid to third party property managers and are computed as a percentage of gross revenue. Beginning as of the Initial Closing, the base management fees were reduced from up to 4% to up to 3%. Incentive management fees may be paid to third party property managers when operating profit or other performance metrics exceed certain threshold levels. Asset management fees payable under our advisory agreement with the Former Advisor, which was terminated at the Initial Closing, were computed as a percentage of the lower of the cost or the fair market value of our assets.

•
Other property-level operating expenses: These expenses include labor and other costs associated with other ancillary revenue, such as conference center, parking, market and other guest services, as well as labor and other costs associated with administrative and general, sales and marketing, brand related fees, repairs, maintenance and utility costs. In addition, these expenses include real and personal property taxes and insurance, which are relatively inflexible and do not necessarily change based on changes in revenue or performance at the hotels.

Total hotel operating expenses (which exclude acquisition and transaction costs, general and administrative, depreciation and amortization and impairment of long-lived assets), including the results of the hotels in our portfolio as if we had owned each hotel in our portfolio for the year ended December 31, 2018, and the year ended December 31, 2017, decreased approximately 0.8% over the prior year primarily due to the reduction in base property management fees and the elimination of asset management fees in the second quarter of 2017, and a decrease in other property-level operating costs partially offset by an increase in rooms expense. The increase in rooms expense was driven in part by an increase in labor costs across our portfolio primarily due to U.S. labor market tightening, job creation and government regulations surrounding wages, healthcare and other benefits, which increase the cost associated with hotel hourly employees. Further, while labor costs increased, inflation remained generally muted, which limited our ability to raise room rates to offset the increase in labor costs. These factors impacted the performance of our hotels during 2018, and may continue to do so if they continue during 2019.
Acquisition and transaction related costs decreased approximately $0.4 million for the year ended December 31, 2018, compared to the prior year. Acquisition and transaction related costs in the prior year were due to costs associated with the acquisition of seven hotels in April 2017.
General and administrative increased approximately $0.9 million for the year ended December 31, 2018, compared to the prior year, primarily due to higher professional fees and a full year of payment of employee salaries and benefits following our transition to a self-managed company in 2018. Our general and administrative expenses for the full year 2018 included out-of-pocket legal fees and expenses incurred related to the litigation described at Note 13 of the consolidated financial statements included in this Form 10-K, and we expect these legal fees and expenses to continue and they may increase in 2019.
Depreciation and amortization increased approximately $6.5 million for the year ended December 31, 2018, compared to the prior year, due to completed PIPs and the acquisition of seven hotels in April 2017, partially offset by the sale of three hotels during the fourth quarter of 2017 and one hotel during the first quarter of 2018.
Impairment of goodwill and long-lived assets decreased $2.9 million for the year ended December 31, 2018, compared to the prior year. For the year ended December 31, 2018, a $29.8 million impairment was recorded of which $3.4 million was related to goodwill and $26.4 was related to long-lived assets. For the year ended December 31, 2017, a $32.7 million impairment was recorded of which $17.1 million was related to goodwill and $15.6 million was related to long-lived assets. See Note 17 - Impairments to our accompanying consolidated financial statements included in this Annual Report on Form 10-K for further details.
Interest expense increased $7.3 million for year ended December 31, 2018, compared to the prior year, primarily driven by increased mortgage debt, an increase in interest rates and higher amortization of deferred financing costs on the new loans from the April 2017 refinancing transactions. Average mortgage debt was $1,513.0 million for the year ended December 31, 2018, compared to $1,466.0 million for the year ended December 31, 2017. The average interest rate on our mortgage debt was 4.9% for the year ended December 31, 2018, compared to 4.4% for the year ended December 31, 2017.

Other income (expense) changed by approximately $3.1 million for the year ended December 31, 2018, compared to the prior year period. Income recognized in the 2018 period was primarily due to $1.3 million from extinguishment of the contingent forward liability associated with our obligation to issue additional Class C Units to the Brookfield Investor and $0.5 million of interest and miscellaneous income.
Comparison of the Year Ended December 31, 2017 to the Year Ended December 31, 2016
Room revenues for the portfolio were $588.3 million for the year ended December 31, 2017, compared to room revenues of $566.6 million for the year ended December 31, 2016. The increase in room revenues was primarily driven by the impact of the acquisition of seven hotels from affiliates of Summit Hotel Properties, Inc. ("Summit") in April 2017 and increased occupancy and ADR.
The table below presents actual operating information of the hotels in our portfolio for the periods in which we have owned them.

	Year Ended
Total Portfolio	December 31, 2017	December 31, 2016
Number of rooms	17,483	17,114
Occ	75.9%	75.6%
ADR	$122.64	$120.93
RevPAR	$93.12	$91.48

The next table below presents pro-forma operating information for the hotels in our portfolio as of December 31, 2017, as if we had owned each hotel for the full periods presented.

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
Total hotel operating expenses (which exclude acquisition and transaction costs, general and administrative, depreciation and amortization and impairment of goodwill and long-lived assets), including the results of the hotels in our portfolio as if we had owned each hotel in our portfolio for the year ended December 31, 2017, and the year ended December 31, 2016, decreased approximately 1.9% over the prior year primarily due to the reduction in base property management fees and the elimination of asset management fees in the second quarter of 2017, partially offset by an increase in rooms expense and other property-level operating costs. The increase in rooms expense was driven in part by an increase in labor costs across our portfolio primarily due to U.S. labor market tightening, job creation and government regulations surrounding wages, healthcare and other benefits, which increase the cost associated with our hourly employees. Further, while labor costs increased, inflation remained generally muted, which limited our ability to raise room rates to offset the increase in labor costs. These factors impacted the performance of our hotels during 2017.
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
The following table reconciles our net loss attributable to common stockholders in accordance with GAAP to Hotel EBITDA for the years ended December 31, 2018, 2017, and 2016 (unaudited in thousands):

	For the Year Ended December 31, 2018 (unaudited)	For the Year Ended December 31, 2017 (unaudited)	For the Year Ended December 31, 2016 (unaudited)
Net loss attributable to common stockholders	$(109,549)	$(90,693)	$(72,247)
Deemed dividend related to beneficial conversion feature of Class C Units	—	4,535	—
Dividends on Class C Units	20,830	13,103	—
Accretion of Class C Units	2,581	1,668	—
Net loss before dividends and accretion (in accordance with GAAP)	(86,138)	(71,387)	(72,247)
Plus: Net income attributable to non-controlling interest	85	244	315
Net loss and comprehensive loss (in accordance with GAAP)	$(86,053)	$(71,143)	$(71,932)
Depreciation and amortization	111,730	105,237	101,007
Impairment of goodwill and long-lived assets	29,796	32,689	2,399
Interest expense	106,199	98,865	92,264
Acquisition and transaction related costs	64	498	25,270
Other (income) expense	(1,798)	1,260	(1,169)
Equity in earnings of unconsolidated entities	(187)	(403)	(399)
General and administrative	19,831	18,889	15,806
Income tax (benefit) expense	(2,606)	(1,926)	1,371
Hotel EBITDA	$176,976	$183,966	$164,617
Cash Flows for the Year Ended December 31, 2018
Net cash provided by operating activities was $66.8 million for the year ended December 31, 2018. Cash provided by operating activities was negatively impacted by decreases in accounts payable and accrued expenses and increases in prepaid expenses and other assets.
Net cash used in investing activities was $97.0 million for the year ended December 31, 2018, primarily impacted by capital expenditures related to hotel improvements and the purchase of property and equipment, partially offset by proceeds from the sale of a hotel.
Net cash flow used in financing activities was $6.1 million for the year ended December 31, 2018. Cash provided by financing activities was primarily impacted by distributions associated with Class C Units, redemptions of mandatorily redeemable preferred securities and repurchases of common stock, partially offset by proceeds from the issuance of additional Class C Units.
Cash Flows for the Year Ended December 31, 2017
Net cash provided by operating activities was $80.2 million for the year ended December 31, 2017. Cash provided by operating activities was positively impacted primarily by increases in accounts payable and accrued expenses, partially offset by decreases in due to related parties.
Net cash used in investing activities was $141.0 million for the year ended December 31, 2017, primarily attributable to capital investments in our properties, the acquisition of seven hotels in April 2017 and payment of cash consideration related to the Property Management Transactions (as defined in Note 14 - Related Party Transactions and arrangements to our accompanying consolidated financial statements included in this Annual Report on Form 10-K), partially offset by proceeds from sales of hotels.

Net cash flow provided by financing activities was $102.2 million for the year ended December 31, 2017. Cash provided by financing activities was primarily impacted by the net proceeds from the sale of Class C Units at the Initial Closing as well as the refinancing of $1.007 billion in existing mortgage indebtedness with $1.101 billion in new mortgage indebtedness, partially offset by the use of a portion of those net proceeds to partially redeem the Grace Preferred Equity Interests and repay in full a promissory note we used to finance the acquisition of certain hotels from Summit.
Cash Flows for the Year Ended December 31, 2016
Net cash provided by operating activities was $68.2 million for the year ended December 31, 2016. Cash provided by operating activities was positively impacted primarily by decreases in prepaid expenses and other assets and increases in accounts payable and accrued expenses, partially offset by decreases due to related parties.
Net cash used in investing activities was $148.5 million for the year ended December 31, 2016, primarily attributable to acquisitions and capital investments in our properties, partially offset by proceeds from the sale of a hotel.
Net cash flow provided by financing activities was $40.0 million for the year ended December 31, 2016. Cash provided by financing activities was primarily impacted by proceeds from mortgage notes payable partially offset by cash distributions paid, redemptions of Grace Preferred Equity Interests and repayments of mortgage notes payable.

Liquidity and Capital Resources
As of December 31, 2018, we had cash and cash equivalents on hand of $54.9 million. Under certain of our debt obligations, we are required to maintain minimum liquidity of $15.0 million to comply with financial covenants and we expect to satisfy this covenant through liquidity we maintain at individual hotels as well as through other sources.
We conducted our IPO from January 2014 until November 2015 without listing shares of our common stock on a national securities exchange, and we have not subsequently listed our shares. In November 2015, our IPO was suspended, and we no longer had a capital source to fund our planned hotel acquisition activity, which at that time included certain pending acquisitions, scheduled repayment of the Grace Preferred Equity Interests (which effectively represented seller financing of the portion of the purchase price of our February 2015 acquisition of the Grace Portfolio between the equity portion funded by us and mortgage and mezzanine debt provided by our lenders), and brand-mandated PIP obligations on our newly acquired hotel portfolio. Accordingly, we required funds in addition to operating cash flow and cash on hand to meet our capital requirements, and we immediately began to evaluate and undertake a variety of measures to generate and acquire additional liquidity to address these capital requirements in light of the fact that we could no longer expect to generate additional proceeds from our IPO. These measures including changing our distribution policy, extending certain of our obligations under PIPs, extending obligations to pay contingent consideration with respect to closed hotel acquisitions, marketing and selling certain hotels and seeking new debt or equity capital.
In January 2017, we entered into the SPA with the Brookfield Investor pursuant to which the Brookfield Investor agreed to make capital investments of up to $400 million representing an immediate purchase of $135.0 million in Class C Units together with a commitment to purchase up to $265.0 million in additional Class C Units OP during a period ending in February 2019. As of the date of this Annual Report, the Brookfield Investor has made $379.7 million of capital investments by purchasing Class C Units in the OP, and the total liquidation preference of the Class C Units (which includes quarterly PIK Distributions that are paid on the outstanding liquidation preference) was $396.5 million. We utilized the proceeds from these sales of Class C Units to repay indebtedness, to fund redemptions of the Grace Preferred Equity Interests in accordance with their terms, to fund brand-mandated PIPs, to fund the acquisition of seven hotels in April 2017 which had been pending at the time our IPO was suspended, and for other general corporate purposes. We fully redeemed the Grace Preferred Equity Interests in February 2019 with the proceeds from the final sale of Class C Units pursuant to the SPA, and the Brookfield Investor no longer has any obligations or rights to purchase additional Class C Units.
Since acquiring our hotels we have been undertaking and continue to undertake an approximately $350 million PIP program across substantially all the hotels in our portfolio. As of December 31, 2018, we have substantially completed work on 83 of the 141 hotels that are part of our PIP program, including 37 hotels with PIP work substantially completed during 2018. We have an additional 16 hotels with PIPs currently in process that are expected to be substantially completed early in the second quarter of 2019. We spent approximately $103.2 million as part of our PIP program and other capital improvements during 2018, and expect to spend approximately $52.5 million during 2019. We periodically deposit reserves with our mortgage lenders that we utilize to fund a portion of the PIP work and other capital improvements. As of December 31, 2018, we had $17.4 million of PIP and other capital improvements reserves. We are scheduled to fund an additional $17.9 million in PIP reserves with our mortgage lenders during 2019, and $8.2 million during the period from 2020 through 2022. We expect to complete our PIP program over the next two to three years.

In addition to PIP obligations, we are required under our hotel franchise agreements to perform periodic capital improvements to bring the physical condition of our hotels into compliance with the specifications and standards the hotel franchisor or hotel brand has developed. We refer to these obligations as cyclical renovations and they normally apply to soft goods (such as carpeting, bedspreads, artwork and upholstery) and case goods (furniture and fixtures such as armoires, chairs, beds, desks, tables, mirrors and lighting fixtures). Moreover, upon regular inspection of our hotels or in connection with any future revisions to our franchise or hotel management agreements or a refinancing of our indebtedness, franchisors may determine that additional renovations are required by us.
Since acquiring our hotels, we have reinvested more than $316.8 million in our hotels through PIPs and other capital improvements.
Our major capital requirements currently include PIPs and other hotel capital expenditures and related lender reserve deposits, interest and principal payments under our indebtedness and distributions payable with respect to Class C Units. Beginning in March 2022, we may also be required to fund redemptions of the Class C Units at the option of the holder.
We expect to either extend or refinance our indebtedness at maturity, when the principal payments are due, and we believe our cash on hand and sources of additional liquidity, which are primarily comprised of operating cash flow and could also include proceeds from asset sales and debt or equity issuances, will allow us to meet our ongoing existing capital requirements. However, there can be no assurance the amounts actually generated will be sufficient for these purposes. Accordingly, we may require additional liquidity to meet our capital requirements, which may not be available on favorable terms or at all. Any additional debt or equity capital consisting of common stock, preferred stock or warrants, or any combination thereof as well as certain refinancing transactions may also only be obtained subject to the Brookfield Approval Rights, and there can be no assurance this prior approval will be provided when requested, or at all. If obtained, any additional or alternative debt or equity capital could be on terms that would not be favorable to us or our stockholders, including high interest rates, in the case of debt, and substantial dilution, in the case of issuing equity or convertible debt securities.
Furthermore, our ability to identify and consummate a potential transaction with a source of equity or debt capital is dependent upon a number of factors that may be beyond our control, including market conditions, industry trends and the interest of third parties in our business and assets. In addition, any potential transaction may be subject to conditions, such as obtaining consents from our lenders and franchisors, which we might not be able to meet, and the process of seeking alternative sources of capital is time-consuming, causes our management to divert its focus from our day-to-day business and results in our incurring expenses outside the normal course of operations.
To manage our liquidity, we continue to selectively defer certain capital expenditures. We believe such deferrals are prudent in light of our liquidity position and the expected return on investments. However, these decisions could adversely affect the performance of the applicable hotels and could result in further negotiations with the franchisors as to brand compliance.

As of December 31, 2018, we had principal outstanding of $1.5 billion under our indebtedness plus an additional $219.7 million in liquidation value of the Grace Preferred Equity Interests (which are treated as indebtedness for accounting purposes), most of which was incurred in acquiring the properties we currently own. As of December 31, 2018, our loan-to-value ratio was 67.9% including the Grace Preferred Equity Interests, and our loan-to-value ratio excluding the Grace Preferred Equity Interests, was 59.3%. These leverage percentages are calculated based on total cost of real estate assets before accumulated depreciation and amortization, and the market value of our real estate assets may be materially lower.

We have financed substantially all our hotels with mortgage debt and, in some cases, mezzanine debt. The maturity date and certain other terms of our mortgage and mezzanine debt obligations are summarized at Note 6 of the consolidated financial statements included in this Form 10-K. We intend to manage the maturity of our debt obligations by extending or refinancing the related debt at or prior to maturity. Depending upon market conditions, we may seek to generate additional liquidity from financing and refinancing of hotels in our portfolio, and this liquidity, to the extent available, may be utilized for various corporate purposes such as to repay other indebtedness, fund the PIP program or, subject to the Brookfield Approval Rights, for new hotel acquisitions.

We believe we will be successful in extending or refinancing our mortgage and mezzanine debt, but we cannot provide any assurance in this regard. Our ability to refinance debt will be affected by our financial conditions and various other factors existing at the relevant time, including factors beyond our control such as capital and credit market conditions, the state of the national and regional economies, local real estate conditions and the equity in and value of the related collateral. Any refinancing may also require prior approval under the Brookfield Approval Rights, and there can be no assurance this prior approval will be provided when requested, or at all. If we are not able to extend these debt obligations or refinance them when they mature, we will be required to seek alternative financing to continue our operations. No assurance can be given that any extension, refinancing or alternative financing will be available when required or that we will be able to negotiate acceptable terms. Moreover, if interest rates are higher when these loans are refinanced or replaced with alternative financing, our cash flow would be reduced.
We sold four non-core assets during the fourth quarter of 2017 and the first quarter of 2018 which generated net proceeds of $4.3 million after associated repayments of Grace Preferred Equity Interests and indebtedness. As part of our primary business objective to maximize stockholder value and position ourselves for a liquidity event, we intend to continue to pursue the sale of hotels we determine are non-core to our portfolio and reallocate that capital into acquisition and capital investment opportunities we believe will produce more attractive stockholder returns. We do not currently have adequate liquidity to resume asset acquisition activity. Accordingly, we do not expect to be able to purchase additional properties unless we are able to either sell assets at prices that generate sufficient excess proceeds after repayment of any related debt or obtain additional equity or debt financing. Our asset sale program is subject to market conditions and there can be no assurance we will be successful in selling assets at our target prices or at all. If we seek to obtain additional equity or debt financing, there can be no assurance we will be able to obtain debt or equity financing on favorable terms, or at all. Moreover, we are restricted under the Brookfield Approval Rights in our ability to make future acquisitions and obtain debt or equity financing, and there can be no assurance any required prior approval would be obtained when requested, or at all.

In September 2018, our board of directors adopted the SRP pursuant to which we were offering, subject to certain terms and conditions, liquidity to stockholders by offering to make quarterly repurchases of common stock at a price to be established by the board of directors. Repurchases under the SRP were limited to a maximum number of shares of common stock for any quarter equal to the lower of 1,000,000 shares of common stock or 5% of the number of shares of common stock outstanding as of the last day of the previous quarter. On December 31, 2018, we repurchased 208,977 shares pursuant to the SRP for a total amount of $1.9 million, funded from cash on hand. The board of directors may modify, suspend, reactivate or terminate the SRP at any time and has the power, in its sole discretion, to repurchase fewer shares than have been requested in any particular quarter, or none at all. In February 2019, our board of directors suspended the SRP. The suspension will remain in effect unless and until our board takes further action to reactivate the SRP. There can be no assurance the SRP will be reactivated on its current terms, different terms or at all.

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
Also commencing on June 30, 2017, holders of Class C Units are also entitled to receive, with respect to each Class C Unit, a fixed, quarterly, cumulative PIK Distribution payable in Class C Units at a rate of 5% per annum. If we fail to redeem the Brookfield Investor when required to do so pursuant to the A&R LPA, the 5% per annum PIK Distribution rate will increase to a per annum rate of 7.50%, and would further increase by 1.25% per annum for the next four quarterly periods thereafter, up to a maximum per annum rate of 12.5%.
The number of Class C Units delivered in respect of the PIK Distributions on any distribution payment date is equal to the number obtained by dividing the amount of PIK Distribution by $14.75.

Following the Initial Closing, the holders of Class C Units are also entitled to tax distributions under the certain limited circumstances described in the A&R LPA.
For the year ended December 31, 2017, the Company paid cash distributions of $7.9 million and PIK Distributions of 355,349.60 Class C Units to the Brookfield Investor, as the sole holder of the Class C Units. For the year ended December 31, 2018, the Company paid cash distributions of $12.5 million and PIK Distributions of 564,870.56 Class C Units to the Brookfield Investor, as the sole holder of the Class C Units.

Contractual Obligations
We have the following contractual obligations as of December 31, 2018:
Debt Obligations:
The following is a summary of principal and interest due under our mortgage debt obligations over the next five years and thereafter as of December 31, 2018 (in thousands):

	Total	2019	2020-2022	2023	Thereafter
Principal payments due on mortgage notes payable	$1,513,000	$45,500	$1,467,500	$—	$—
Interest payments due on mortgage notes payable	246,624	75,047	171,577	—	—
Total	$1,759,624	$120,547	$1,639,077	$—	$—

Mortgage notes payable due dates assume exercise of all borrower extension options. Estimated interest payments on our variable rate debt are based on interest rates as of December 31, 2018. The principal payment due in 2019 was refinanced during April 2019. See Note 20 - Subsequent Events to our accompanying consolidated financial statements in this Annual Report on Form 10-K.
The following is a summary of the distribution and redemption obligations under the Grace Preferred Equity Interests, our mandatorily redeemable preferred securities, over the next five years and thereafter as of December 31, 2018 (in thousands):

	Total	2019	2020-2022	2023	Thereafter
Mandatory redemptions due on mandatorily redeemable preferred securities	$219,746	$219,746	$—	$—	$—
Monthly distributions due on mandatorily redeemable preferred securities	3,030	3,030	—	—	—
Total	$222,776	$222,776	$—	$—	$—

During February 2019, we used the proceeds from the Final Closing with the Brookfield Investor to redeem the remaining $219.7 million in liquidation value of Grace Preferred Equity Interests

Class C Unit Obligations:

The following table reflects the cash distribution obligations on the Class C Units over the next five years and thereafter as of December 31, 2018 (in thousands):

	Total	2019	2020-2022	2023	Thereafter
Distributions on Class C Units	$46,262	$13,452	$32,810	$—	$—
The foregoing summary does not include the impact of Class C Units that were issued at the Final Closing or their associated PIK Distributions.
Lease Obligations:
The following table reflects the minimum base rental cash payments under our ground, hotel lease and office lease obligations over the next five years and thereafter as of December 31, 2018 (in thousands):

	Total	2019	2020-2022	2023	Thereafter
Lease payments due	$98,732	$5,405	$16,592	$5,560	$71,175
Property Improvement Plan Reserve Deposits:
The following table reflects estimated PIP reserve deposits that are required under our mortgage debt obligations over the next five years and thereafter as of December 31, 2018 (in thousands):

	Total	2019	2020-2022	2023	Thereafter
PIP reserve deposits due	$26,071	$17,866	$8,205	$—	$—

Election as a REIT
We elected to be taxed as a REIT commencing with our taxable year ended December 31, 2014. In order to continue to qualify as a REIT, we must distribute annually to our stockholders 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding net capital gain, and must comply with various other organizational and operational requirements. As of December 31, 2018, we had $195.5 million of net operating loss ("NOL") carry forward that may be used in the future to reduce the amount otherwise required to be distributed by us to meet REIT requirements. These NOLs will not begin to expire for over a decade.

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
Inflation
We may be adversely impacted by increases in labor and other operating costs due to inflation that may not be offset by increased room rates or other expense reduction measures.

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
As of December 31, 2018, we had not fixed the interest rate for $1.2 billion of our secured variable-rate debt. As a result, we are subject to the potential impact of rising interest rates, which could negatively impact our profitability and cash flows. In order to mitigate our exposures to changes in interest rates, we have entered into interest rate cap agreements with respect to all $1.2 billion of our variable-rate debt. The estimated impact on our annual results of operations, of an increase or decrease of 100 basis points in interest rates, would be to increase or decrease annual interest expense by approximately $12.4 million. The estimated impact assumes no changes in our capital structure. As the information presented above includes only those exposures that exist as of December 31, 2018, it does not consider those exposures or positions that could arise after that date. The information represented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
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
In connection with the preparation of our Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making that assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013).
Based on its assessment, our management concluded that, as of December 31, 2018, our internal control over financial reporting was effective.
The rules of the SEC do not require from us, and this annual report does not include, an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.
Changes in Internal Control Over Financial Reporting
During the fourth quarter of the fiscal year ended December 31, 2018, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.
Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
Directors
The table set forth below lists the names and ages of each of our current directors (including the Redeemable Preferred Directors) and the position and office that each director currently holds with the Company and on our board of directors, including committee positions:

Name	Age	Position
Bruce G. Wiles	67	Redeemable Preferred Director; Chairman of the board of directors; Chairman of Nominating and Corporate Governance Committee
Lowell G. Baron	43	Redeemable Preferred Director; Chairman of Compensation Committee
Edward A. Glickman	61	Independent Director; Member of Audit Committee and Compensation Committee
Stephen P. Joyce	59	Independent Director; Member of Compensation Committee and Conflicts Committee
Jonathan P. Mehlman	52	Director; Chief Executive Officer and President
Stanley R. Perla	75	Independent Director; Chairman of Audit Committee; Member of Nominating and Corporate Governance Committee
Abby M. Wenzel	59	Independent Director; Chairwoman of Conflicts Committee; Member of Audit Committee

Bruce G. Wiles
Bruce G. Wiles was elected to our board of directors as a Redeemable Preferred Director by the Brookfield Investor pursuant to its rights as the holder of the Redeemable Preferred Share in connection with the Initial Closing in March 2017 and was also then appointed as chairman of our board of directors and the nominating and corporate governance committee. Mr. Wiles currently serves as a Managing Partner at BAM, an affiliate of the Brookfield Investor, and as the president and chief operating officer of Thayer Lodging Group LLC, a Brookfield Company (“Thayer Lodging”), a subsidiary of BAM and also an affiliate of the Brookfield Investor. He has held these positions since the acquisition of Thayer Lodging Group Inc. and Thayer Advisory Group LLC (collectively, “Legacy Thayer”) by BAM. Thayer Lodging is currently the US lodging investment platform of BAM, one of the world’s largest investment managers. BAM globally manages assets of over $250 billion with most of those assets invested in commercial real estate. Thayer Lodging, on behalf of BAM’s private funds, acquires hotels in the U.S., Canada and Mexico. Mr. Wiles is active in the development and execution of BAM’s hotel investment program. BAM is one of North America’s largest and most active hotel investors. At Thayer Lodging, Mr. Wiles’ duties also include the management of all of its operating teams including Development, Asset and Hotel Management and Finance.
Previously, Mr. Wiles served as a Managing Director of Legacy Thayer as well as its President and Chief Operating Officer. Bruce Wiles is one of three named principals of the current Legacy Thayer sponsored hotel investment funds. Mr. Wiles joined Legacy Thayer in May 2007. He is also a senior advisor to Thayer Ventures, a venture capital fund with a focus on travel and hospitality. Mr. Wiles also served as the Chief Executive Officer of Hotel Acquisition Company (“HAC”), a joint venture between Legacy Thayer and Jin Jiang International Hotel Group, China’s largest hotel company. Mr. Wiles served in this role from May 2010 through May 2016. HAC owned Interstate Hotels & Resorts, LLC (“Interstate”), a leading independent manager of hotels that also managed certain of our hotels until early in April 2017. Mr. Wiles was a member of the board of directors and the Lead Director of Interstate. HAC sold Interstate in May 2016, and Mr. Wiles currently serves as the Chief Executive Officer of the successor entity which holds assets not conveyed in the sale of Interstate which were primarily hotels, all of which have subsequently been sold.
Lowell G. Baron
Lowell G. Baron was elected to our board of directors as a Redeemable Preferred Director by the Brookfield Investor pursuant to its rights as the holder of the Redeemable Preferred Share in connection with the Initial Closing in March 2017 and was also then appointed as chairman of the compensation committee. Mr. Baron currently serves as Managing Partner at BAM and Chief Investment Officer of its global real estate business. Mr. Baron joined BAM in 2005, and has previously held various senior positions there, including leading BAM’s U.S. real estate investing activities, and responsibility for BAM’s multifamily and hospitality businesses.
Prior to joining BAM, Mr. Baron worked for Deutsche Bank for nine years focused on both real estate private equity and investment banking. He has over 20 years of real estate experience. Mr. Baron received a Bachelor of Science degree in finance from Yeshiva University.
Edward A. Glickman
Edward A. Glickman was elected to our board of directors, following approval as an Approved Independent Director by the Brookfield Investor pursuant to its rights as the holder of the Redeemable Preferred Share, in connection with the Initial Closing in March 2017 and was also then appointed as a member of the audit committee and the compensation committee. Mr. Glickman has served as the Executive Chairman of AIP Asset Management US since 2013. Mr. Glickman has served as an Investment Professional, with a focus on real estate investments, at Miller Investment Management, LP since 2015. Mr. Glickman served as the Executive Director of the Center for Real Estate Finance Research and Clinical Professor of Finance at New York University Stern School of Business from 2012 until 2015. He also holds an adjunct appointment at Drexel University’s LeBow College of Business. Mr. Glickman was President, Chief Operating Officer, and Trustee of the Pennsylvania Real Estate Investment Trust (“PREIT”) (NYSE: PEI), a real estate investment trust focused on shopping malls, from 2004 until 2012 and was Executive Vice President and Chief Financial Officer of PREIT from 1997 to 2004. Mr. Glickman joined PREIT after it acquired The Rubin Organization, a closely held real estate company, where he had served as Chief Financial Officer. Mr. Glickman served as Executive Vice President and Chief Financial Officer of Presidential Realty Corporation (OTCQB: PDNLP), a real estate investment trust focused on apartment units, from 1989 to 1993. Prior to this, Mr. Glickman was an investment banker with Shearson Lehman Brothers and Smith Barney. Mr. Glickman is a Fellow of the Royal Institution of Chartered Surveyors, a Certified Treasury Professional and holds a number of FINRA designations. He serves as a senior advisor to Econsult Solutions, Inc. and Domio, Inc. He serves on the Board of Equity Commonwealth (NYSE: EQC), the Temple University Health System and The Fox Chase Cancer Center. He was formerly Chairman of The Kimmel Cancer Center at Jefferson University and a member of the Real Estate Roundtable where he was the Co-Chair of the Homeland Security Committee. Mr. Glickman received a B.S. from the Wharton School of Business, the University of Pennsylvania, a Bachelor of Applied Science from the College of Engineering and Applied Science, the University of Pennsylvania, and an M.B.A. from the Harvard Graduate School of Business Administration.
Stephen P. Joyce
Stephen P. Joyce was elected to our board of directors, following approval as an Approved Independent Director by the Brookfield Investor pursuant to its rights as the holder of the Redeemable Preferred Share, in connection with the Initial Closing in March 2017 and was also then appointed as a member of the compensation committee and the conflicts committee. Mr. Joyce has served as Chief Executive Officer of Dine Brands Global, Inc. (formerly known as DineEquity, Inc.) (NYSE: DIN), one of the largest full-service restaurant companies in the world, since September 2017, and as a member of its board of directors since February 2012. From 2008 until September 2017, he served as president and chief executive officer, and a member of the board of directors, of Choice Hotels International, Inc. (NYSE: CHH), a publicly-traded lodging franchisor. From 1982 to 2008, Mr. Joyce was with Marriott International, Inc., where he attained the role of executive vice president, global development/owner and franchise services, in addition to holding other leadership positions.
Jonathan P. Mehlman
Jonathan P. Mehlman was elected to our board of directors at the Initial Closing March 2017 and has served as our chief executive officer and president since December 2014. Previously, Mr. Mehlman served as executive vice president and chief investment officer of the Company from its formation in July 2013 until December 2014. Mr. Mehlman has 22 years of experience in the real estate investment banking and capital markets with significant focus in the hospitality sector. Within the real estate industry, Mr. Mehlman has acted as a Mergers and Acquisitions advisor, investment banker and lender and has many years of experience coordinating transaction activity for public and private global hotel brands and U.S. hotel REITs. From August 2012 until January 2013, Mr. Mehlman was co-head of the real estate advisory group at KPMG LLP (“KPMG”) before joining AR Capital, LLC (“AR Capital”), the predecessor to AR Global Investments, LLC (“AR Global”), in January 2013 as an executive vice president and managing director. During his tenure as an executive officer of the Company until the Initial Closing in March 2017, when we transitioned to self-management, Mr. Mehlman also served in the same capacity as an executive officer of the Former Advisor and the Former Property Manager. From September 2009 through August 2011, Mr. Mehlman was co-head of the lodging and gaming investment banking business for Citadel Securities. From August 2008 to September 2009, Mr. Mehlman served as head of the real estate advisory group at HSBC. From 2005 to 2008, Mr. Mehlman led the hospitality investment banking effort for Citigroup Global Markets. From 1993 to 2005, he worked at Deutsche Bank

Securities and its predecessor company, Bankers Trust Company, in the real estate investment banking group, specializing in the business development and client coverage within the hospitality sector and for real estate private equity sponsors. Mr. Mehlman received his bachelor of arts in history of art from the University of Michigan as well as a master in business administration with a focus in real estate and finance from the University of North Carolina.
Stanley R. Perla
Stanley R. Perla has served as an independent director since January 2014 and, in December 2014, he was appointed as lead independent director. In light of the corporate governance changes and the reconfiguration of our board of directors that became effective in connection with the Initial Closing, our board of directors eliminated the position of lead independent director during April 2017 and Mr. Perla no longer serves in such capacity. Mr. Perla has also served as an independent director of American Finance Trust, Inc. (formerly known as American Realty Capital Trust V, Inc.) since April 2013. Mr. Perla previously served as a trustee of American Real Estate Income Fund from May 2012 until August 2016, and as an independent director of American Realty Capital Global Trust II, Inc. from August 2014 until January 2016. Mr. Perla served as an independent director of American Realty Capital Daily Net Asset Value Trust, Inc. from March 2012 until April 2013. Mr. Perla, a licensed certified public accountant, was with the firm of Ernst & Young LLP for 35 years, from September 1967 to June 2003, the last 25 of which he was a partner. From July 2003 to May 2008, he was the director of Internal Audit for Vornado Realty Trust and from June 2008 to May 2011, he was the managing partner of Cornerstone Accounting Group, a public accounting firm specializing in the real estate industry and a consultant to them from June 2011 to March 2012. Since May 2012, Mr. Perla has provided consulting services to Friedman LLP, a public accounting firm. His area of expertise for the past 40 years has been real estate and he was also responsible for the auditing of public and private companies. Mr. Perla served as Ernst & Young’s national director of real estate accounting, as well as on Ernst & Young’s national accounting and auditing committee. He is an active member of the National Association of Real Estate Investment Trusts and the National Association of Real Estate Companies. In addition, Mr. Perla has been a frequent speaker on real estate accounting issues at numerous real estate conferences. Mr. Perla has served as a member of the board of directors and the chair of the audit committee of GTJ REIT, Inc. since January 2013. Mr. Perla previously served as a director and chair of the audit committee for Madison Harbor Balanced Strategies, Inc. from January 2004 to June 2017, American Mortgage Acceptance Company from January 2004 to April 2010, and Lexington Realty Trust from August 2003 to November 2006. Mr. Perla earned an M.B.A. in Taxation and a B.B.A. in Accounting from Baruch College.
Abby M. Wenzel
Abby M. Wenzel has served as an independent director since September 2013. Ms. Wenzel has also served as an independent director of New York City REIT, Inc. (f/k/a American Realty Capital New York City REIT, Inc.) since March 2014 and as an independent director of Global Net Lease, Inc. (NYSE: GNL) since March 2012.
Ms. Wenzel previously served as independent director of American Realty Capital Trust IV, Inc. from May 2012 until the close of the merger of American Realty Capital Trust IV, Inc. with American Realty Capital Properties, Inc. (n/k/a VEREIT, Inc., “VEREIT”) in January 2014. Ms. Wenzel has been a member of the law firm of Cozen O’Connor, resident in the New York office, since April 2009, as a member in the Business Law Department. From January 2014 until December 2018, Ms. Wenzel served as co-chair of the Real Estate Group. Ms. Wenzel has extensive experience representing developers, funds and investors in connection with their acquisition, disposition, ownership, use, and financing of real estate. Ms. Wenzel also practices in the capital markets practice area, focusing on capital markets, finance and sale-leaseback transactions. She has represented commercial banks, investment banks, insurance companies, and other financial institutions, as well as the owners, in connection with permanent, bridge, and construction loans, as well as senior preferred equity investments, interim financings and mezzanine financings. She has also represented lenders in connection with complex multiproperty/multistate corporate sales. Prior to joining Cozen O’Connor, Ms. Wenzel was a partner with Wolf Block LLP, managing partner of its New York office and chair of its structured finance practice from October 1999 until April 2009. Ms. Wenzel currently serves as a trustee on the board of Community Service Society, a 160-year-old institution with a primary focus on identifying and supporting public policy innovations to support the working poor in New York City to realize social, economic, and political opportunities. Ms. Wenzel is a member of the audit committee for Community Service Society and chaired the audit committee from 2012 through 2017. Ms. Wenzel also serves as a trustee on the board of The Citizen’s Budget Commission, a nonpartisan, nonprofit civic organization, founded in 1932, whose mission is to achieve constructive change in the finances and services of New York City and New York State government. Ms. Wenzel received her law degree from New York University School of Law and her undergraduate degree from Emory University.

Executive Officers

The following table presents certain information concerning each of our executive officers:

Name	Age	Positions Held
Jonathan P. Mehlman	52	Director, Chief Executive Officer and President
Edward T. Hoganson	51	Chief Financial Officer and Treasurer
Paul C. Hughes	51	General Counsel and Secretary

Jonathan P. Mehlman
Please see “ - Directors” for biographical information about Mr. Mehlman.
Edward T. Hoganson
Edward T. Hoganson has served as our chief financial officer and treasurer since December 2014. He also served as our secretary and as chief financial officer, treasurer and secretary of the Former Advisor and the Former Property Manager from December 2014 until the Initial Closing in March 2017, when we transitioned to self-management. Mr. Hoganson previously served as executive vice president of Crestline from 2007 to December 2014. Mr. Hoganson was responsible for financial oversight and new business development efforts at Crestline, including management contracts for third-party owners, acquisitions and co‑investments. Mr. Hoganson was also responsible for the firm’s asset management programs. Prior to serving as executive vice president for Crestline, Mr. Hoganson was senior vice president of acquisitions for Sunrise Senior Living from 2004 until 2007, and earlier Mr. Hoganson led the asset management efforts for Highland Hospitality Corporation from 2003 until 2004, including during its initial public offering in 2003. Mr. Hoganson has more than 15 years of financial and hospitality industry experience. He began his career with Deloitte & Touche in 1989 and then joined Marriott International where he held various finance positions from 1993 until 1999. Mr. Hoganson earned his undergraduate degree from Yale University, his MBA in finance from the Wharton School at the University of Pennsylvania, and his Masters of Arts in International Relations from the Lauder Institute at the University of Pennsylvania. Mr. Hoganson served as an affiliate faculty member at Georgetown University, lecturing on hospitality finance.
Paul C. Hughes
In connection with the Initial Closing in March 2017, Paul C. Hughes was elected as our general counsel and secretary. Previously, Mr. Hughes served as Senior Vice President, Counsel - Hospitality and had worked at AR Global since November 2013. Prior to joining AR Capital, the predecessor to AR Global, Mr. Hughes served as vice president, general counsel and corporate secretary of CapLease, Inc. (“CapLease”), a NYSE-listed REIT, from January 2005 until the consummation, in November 2013, of the merger of CapLease with and into VEREIT, a REIT listed on the Nasdaq Stock Market (“Nasdaq”) which was then externally advised by an affiliate of AR Capital. Prior to joining CapLease, Mr. Hughes was an attorney practicing in the area of corporate and securities matters at Hunton & Williams LLP from September 2000 until January 2005, and at Parker Chapin LLP from September 1997 until September 2000. Mr. Hughes is also a certified public accountant and was employed by Grant Thornton LLP from January 1989 until June 1997. Mr. Hughes earned his JD (Summa Cum Laude) from New York Law School and his B.S. from Lehigh University.
Familial Relationships
There are no familial relationships between any of our directors and executive officers.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires our officers and directors and persons who beneficially own more than 10% of our common stock to file initial reports of ownership of such securities and reports of changes in ownership of such securities with the Securities and Exchange Commission (the “SEC”). Such officers, directors and our 10% stockholders are also required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms received by it with respect to the year ended December 31, 2018, all reports were filed on a timely basis.
Code of Ethics

Our board of directors adopted an Amended and Restated Code of Business Conduct and Ethics effective as of November 9, 2017 (the “Code of Ethics”), which is applicable to the directors, officers and employees of the Company and its subsidiaries. The Code of Ethics covers topics including, but not limited to, conflicts of interest, confidentiality of information, full and fair disclosure, reporting of violations and compliance with laws and regulations.
The Code of Ethics is available on our website at www.HITREIT.com. You may also obtain a copy of the Code of Ethics by writing to our secretary at: Hospitality Investors Trust, Inc., Park Avenue Tower, 65 East 55th Street, New York, New York 10022, Attention: General Counsel. A waiver of the Code of Ethics may be made only by our board of directors or an appropriate committee of our board of directors and will be promptly disclosed to the extent required by law.
Audit Committee
Our board of directors has a standing audit committee, which is currently chaired by Mr. Perla and also includes Mr. Glickman and Ms. Wenzel. Our board of directors has determined that all the current members of the audit committee are Independent Directors (as defined in our charter) and are otherwise independent under the Nasdaq Listing Rules and the rules and regulations of the SEC applicable to audit committees. In addition, our board of directors has determined that Messrs. Perla and Glickman are each qualified as an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K and the rules and regulations of the SEC.
Item 11. Executive Compensation.

Compensation of Executive Officers

Prior to the Initial Closing in March 2017, we had no employees, and we depended on the Former Advisor to manage certain aspects of our affairs on a day-to-day basis pursuant to our advisory agreement with the Former Advisor. Our executive officers prior to the Initial Closing, Jonathan P. Mehlman and Edward T. Hoganson, were employees of affiliates of the Former Advisor and did not receive any compensation directly from the Company for the performance of their duties as executive officers of the Company. Moreover, we did not reimburse the Former Advisor and its affiliates, including the Former Property Manager, for salaries, bonuses or benefits paid to our executive officers. Prior to the Initial Closing, we did not determine the compensation payable to our named executive officers by the Former Advisor or its affiliates. As a result, we did not have, and our board of directors had not considered, a compensation policy or program for our named executive officers. At the Initial Closing, the advisory agreement was terminated as part of the various transactions required to effectuate our transition from external management to self-management, which were also completed at the Initial Closing. Also at the Initial Closing, certain employees of the Former Advisor or its affiliates (including, at the time, Crestline) who had been involved in the management of our day-to-day operations, including all of our executive officers, became our employees, with our named executive officers entering into new employment agreements with us (as amended to date, the “Employment Agreements”), as described below under “- Employment Agreements.”
Summary Compensation Table

	Year	Salary ($)	Bonus($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation(1)	Changes in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total Compensation
Jonathan P. Mehlman	2018	766,442	—	2,423,490(2)	—	873,428	—	20,461(3)	4,083,821
	2017	562,500	—	510,650(4)	—	1,100,250	—	19,389(3)	2,192,789
Edward T. Hoganson	2018	383,221	—	613,923(5)	—	278,143	—	—	1,275,287
	2017	281,250	—	127,663(6)	—	321,375	—	—	730,288
Paul C. Hughes	2018	383,221	—	613,923(5)	—	278,143	—	12,231(7)	1,287,518
	2017	281,250	—	127,663(6)	—	321,375	—	12,231(7)	742,518

(1)	Represents annual bonus based on the achievement of individual and Company performance goals with respect to the applicable year. See "- Employment Agreements."

(2)
Includes long-term incentive program (“LTIP”) award for the fiscal year ended December 31, 2017 made on February 14, 2018 consisting of 170,909 RSUs at grant date fair value computed in accordance with FASB ASC Topic 718 of $14.18. A total of 3,600 of these RSUs were forfeited by the executive during November 2018, and the net number of RSUs (167,309) will vest 25% per year on each of the first four anniversaries of the grant date, subject to continued employment through each applicable vesting date. Does not include LTIP award for the fiscal year ended December 31, 2018 made on February 14, 2019, consisting of 125,412 RSUs, vesting 25% per year on each of the first four anniversaries of the grant date, subject to continued employment through each applicable vesting date.

(3)	Includes reimbursement of life insurance premiums and certain commuter related costs. Reimbursement of life insurance premiums was $18,049 for 2018 and $17,245 for 2017.

(4)
Includes initial LTIP award made on July 3, 2017 consisting of 35,000 RSUs at grant date fair value computed in accordance with FASB ASC Topic 718 of $14.59. These RSUs will vest 25% per year on each of the first four anniversaries of the grant date, subject to continued employment through each applicable vesting date.

(5)
Includes LTIP award made on February 14, 2018 consisting of 43,295 RSUs at grant date fair value computed in accordance with FASB ASC Topic 718 of $14.18. A total of 3,600 of these RSUs were forfeited by each executive during November 2018, and the net number of RSUs (39,695) will vest 25% per year on each of the first four anniversaries of the grant date, subject to continued employment through each applicable vesting date. Does not include LTIP award for the fiscal year ended December 31, 2018 made on February 14, 2019, consisting of 34,613 RSUs, vesting 25% per year on each of the first four anniversaries of the grant date, subject to continued employment through each applicable vesting date.

(6)
Includes initial LTIP award made on July 3, 2017 consisting of 8,750 RSUs at grant date fair value computed in accordance with FASB ASC Topic 718 of $14.59. These RSUs will vest 25% per year on each of the first four anniversaries of the grant date, subject to continued employment through each applicable vesting date.

(7)	Includes reimbursement of life insurance premiums of $6,120 and disability insurance premiums of $6,111.
Employment Agreements

Employment Agreement with Mr. Mehlman

Pursuant to his Employment Agreement, Mr. Mehlman served as our chief executive officer and president from the Initial Closing through the second anniversary of the Initial Closing, and he continues to serve in that capacity pursuant to automatic one-year renewals at the end of the employment term (including any renewal employment term) that continue unless either party delivers written notice of non-renewal at least 90 days prior to the scheduled expiration of the employment term.
Pursuant to his Employment Agreement, Mr. Mehlman receives an annual base salary. During February 2019, the compensation committee approved an increase in Mr. Mehlman’s annual base salary by one and one-half percent to $784,088, from $772,500, effective April 1, 2019. Pursuant to his Employment Agreement, Mr. Mehlman is also eligible for an annual bonus based on the achievement of individual and Company performance goals previously established by our board of directors or the compensation committee after consultation with Mr. Mehlman. Mr. Mehlman’s target annual bonus is 130% of his base salary, Mr. Mehlman’s threshold annual bonus is 67% of his base salary and Mr. Mehlman’s maximum annual bonus is 225% of his base salary, with the actual annual bonus determined in the sole discretion of our board of directors or the compensation committee.
In February 2019, the compensation committee awarded Mr. Mehlman an annual cash bonus with respect to the year ended December 31, 2018 totaling $873,428, representing 87.0% of the target level of $1,004,250, based on the Company’s achievement of the annual performance goals previously established by the compensation committee after consultation with Mr. Mehlman related to the following: (i) Corporate EBITDA (weighted as 45% of the total annual cash bonus); (ii) revenue per available room (“RevPAR”) penetration index (excluding performance during any renovation period) relative to the prior year (weighted as 35% of the total annual cash bonus); and (iii) the cost, timing and impact on operating performance of brand-mandated PIPs and other capital expenditures at certain hotels relative to budgeted amounts (weighted as 20% of the total annual cash bonus).
Mr. Mehlman is also eligible to participate in our LTIP during his employment. Pursuant to his Employment Agreement, Mr. Mehlman received an initial LTIP award in July 2017. Thereafter, for each fiscal year beginning with 2017, Mr. Mehlman is eligible to receive an annual LTIP award of RSUs, vesting 25% per year on each of the first four anniversaries of the grant date, subject to continued employment through each applicable vesting date. Annual LTIP awards are granted by February 15 in the year following the year to which the annual LTIP award relates, subject to Mr. Mehlman’s continued employment through the date of grant. Under his Employment Agreement, Mr. Mehlman’s target annual LTIP award is $2,000,000 (in the form of RSUs as described below), with the actual number of RSUs comprising the annual LTIP award for any year to be determined by our board of directors or compensation committee in its sole discretion based on the achievement of Company performance goals established by our board of directors or the compensation committee after consultation with Mr. Mehlman. The target number of RSUs for the LTIP award for each year is determined by dividing $2,000,000 by the most recent Estimated Per-Share NAV as of the date the LTIP award is granted. On April 23, 2018, our board of directors approved an Estimated Per-Share NAV equal to $13.87 based on an estimated fair value of our assets less the estimated fair value of our liabilities, divided by 39,505,742 shares of common stock outstanding on a fully diluted basis as of December 31, 2017. Accordingly, for the fiscal year ended December 31, 2018, Mr. Mehlman’s target LTIP award was 144,196 RSUs.
In February 2019, the compensation committee awarded Mr. Mehlman an LTIP award with respect to the year ended December 31, 2018 of 125,412 RSUs, representing 87.0% of the target level, based on the Company’s achievement of the same annual performance goals applicable to the annual cash bonus. These goals had been previously established by the compensation committee after consultation with Mr. Mehlman.
The percentage of the annual bonus and LTIP award that was earned for performance between the threshold and target levels was calculated by linear interpolation.
Mr. Mehlman is also eligible to participate in the employee benefits generally provided to employees, subject to the satisfaction of eligibility requirements, and is entitled to receive a whole life insurance policy with a death benefit of at least $500,000 and a health club membership.
If Mr. Mehlman’s employment is terminated by us without “cause” or by Mr. Mehlman for “good reason” (as such terms are defined in his Employment Agreement) or upon expiration following non-renewal of the employment term by us, then Mr. Mehlman would be entitled to receive accrued salary and earned bonuses, to the extent unpaid, a pro-rata annual bonus for the year of termination based on actual performance for the full fiscal year, and immediate vesting of his outstanding and unvested equity awards. In addition, Mr. Mehlman would receive an aggregate amount equal to the sum of (i) one and one-half times his annual base salary (the “Salary Amount”), plus (ii) the greater of (x) the annual bonus paid to him in the most recently completed fiscal year preceding the date of termination and (y) the average annual bonus paid to him for the three most recently completed fiscal years preceding the date of termination (the “Bonus Amount”), with such aggregate amount payable in equal payments over 12 months, and continued payment or reimbursement by us for his life, disability, dental and health insurance coverage, on a monthly basis, for 18 months following termination, to the same extent that we paid for such coverage during his employment. However, if such termination occurs within 12 months following a change in control of the Company (as defined in his Employment Agreement), then Mr. Mehlman will receive a lump sum payment equal to two times the Salary Amount plus three times the Bonus Amount, and up to 24 months’ continuation of life, disability, dental and health insurance coverage. These severance payments and benefits would be generally conditioned on timely execution and delivery (without revocation) of a release of claims by Mr. Mehlman.
Mr. Mehlman’s Employment Agreement also provides that Mr. Mehlman will be subject to perpetual non-disclosure obligations with respect to confidential information and, during his employment and for a period of 12 months after termination, restrictions against disparaging the Company, soliciting its employees, clients and investors, and, if severance is paid, competing with the Company.
Employment Agreements with Messrs. Hoganson and Hughes

Pursuant to their respective Employment Agreements, Mr. Hoganson served as our chief financial officer and treasurer, and Mr. Hughes served as our general counsel and secretary, from the Initial Closing through the first anniversary of the Initial Closing, and they continue to serve in those capacities pursuant to automatic one-year renewals at the end of the employment term (including any renewal employment term) that continue unless either party delivers written notice of non-renewal at least 90 days prior to the scheduled expiration of the employment term.
Pursuant to their respective Employment Agreements, each of Messrs. Hoganson and Hughes receives an annual base salary. During February 2019, the compensation committee approved an increase in each of Messrs. Hoganson and Hughes’s annual base salary by one and one-half percent to $392,044, from $386,250, effective April 1, 2019. Pursuant to their respective Employment Agreements, each of Messrs. Hoganson and Hughes is also eligible for an annual bonus based on the achievement of individual and Company performance goals previously established by our board of directors or the compensation committee after consultation with our chief executive officer. In addition, each of Messrs. Hoganson and Hughes has a target annual bonus equal to 75% of his base salary, a threshold annual bonus equal to 50% of his base salary and a maximum annual bonus equal to 150% of his base salary, with the actual annual bonus determined in the sole discretion of our board of directors or the compensation committee.

In February 2019, the compensation committee awarded each of Messrs. Hughes and Hoganson an annual cash bonus with respect to the year ended December 31, 2018 totaling $278,143, representing 96.0% of the target level of $289,688, based on the Company’s achievement of the annual performance goals previously established by the compensation committee after consultation with Mr. Mehlman related to the following: (i) Corporate EBITDA (weighted as 45% of the total annual cash bonus); (ii) RevPAR penetration index (excluding performance during any renovation period) relative to the prior year (weighted as 35% of the total annual cash bonus); and (iii) the cost, timing and impact on operating performance of PIPs and other capital expenditures at certain hotels relative to budgeted amounts (weighted as 20% of the total annual cash bonus).
During employment with the Company, each of Messrs. Hoganson and Hughes is eligible to participate in the LTIP. Each of Messrs. Hoganson and Hughes received an initial LTIP award in July 2017. Thereafter, for each fiscal year beginning with the 2017 fiscal year, each of Messrs. Hoganson and Hughes is eligible to receive an annual LTIP award of RSUs, granted by February 15 in the year following the year to which the annual LTIP award relates, subject to continued employment through the date of grant. These RSUs vest 25% per year on each of the first four anniversaries of the grant date, subject to continued employment through each applicable vesting date. Under their respective Employment Agreements, the target annual LTIP award for each of Messrs. Hoganson and Hughes is $500,000 (in the form of RSUs as described below), with the actual number of RSUs comprising their annual LTIP awards for any year to be determined by our board of directors or the compensation committee in its sole discretion based on the achievement of Company performance goals established by our board of directors or the compensation committee after consultation with our chief executive officer. The target number of RSUs for the LTIP award for each year is determined by dividing $500,000 by the most recent Estimated Per-Share NAV as of the date the LTIP award is granted. Accordingly, for the fiscal year ended December 31, 2018, the target LTIP award for each of Messrs. Hoganson and Hughes was 36,049 RSUs.
In February 2019, the compensation committee awarded each of Messrs. Hoganson and Hughes an LTIP award with respect to the year ended December 31, 2018 of 34,613 RSUs, representing 96.0% of the target level, based on the Company’s achievement of the same annual performance goals applicable to the annual cash bonus. These goals had been previously established by the compensation committee after consultation with Mr. Mehlman.
The percentage of the annual bonus and LTIP award that was earned for performance between the threshold and target levels was calculated by linear interpolation.
Messrs. Hoganson and Hughes are also eligible to participate in the employee benefits generally provided to employees, subject to the satisfaction of eligibility requirements. Under his Employment Agreement, we have agreed to continue to pay or reimburse Mr. Hughes for the cost of the annual premiums for certain existing life and disability insurance policies.
If the employment of either of Messrs. Hoganson or Hughes is terminated by us without “cause” or by either of Messrs. Hoganson or Hughes for “good reason” (as such terms are defined in the applicable Employment Agreement) or upon expiration following non-renewal of the employment term by the Company, then either of Messrs. Hoganson or Hughes would be entitled to receive accrued salary and earned bonuses, to the extent unpaid, a pro-rata annual bonus for the year of termination based on actual performance for the full fiscal year, and immediate vesting of his outstanding and unvested equity awards. In addition, either of Messrs. Hoganson or Hughes would receive an aggregate amount (the “Severance Amount”) equal to the sum of (i) his annual base salary, plus (ii) the greater of (x) the annual bonus paid to him in the most recently completed fiscal year preceding the date of termination and (y) the average annual bonus paid to him for the three most recently completed fiscal years preceding the date of termination, with the Severance Amount payable in equal installments over 12 months, as well as continued payment or reimbursement by us for his life, disability, dental and health insurance coverage for 12 months to the same extent that we paid for such coverage during his employment. However, if such termination occurs within 12 months following a change in control of the Company (as defined in their Employment Agreements), then either of Messrs. Hoganson or Hughes will receive a lump sum payment equal to two times the Severance Amount and continuation of life, disability, dental and health insurance coverage for up to 24 months. These severance payments and benefits would be generally conditioned on timely execution and delivery (without revocation) of a release of claims by either of Messrs. Hoganson or Hughes.
The Employment Agreements for Messrs. Hoganson and Hughes also provide that each will be subject to perpetual non-disclosure obligations with respect to confidential information and, during his employment and for a period of 12 months after termination, restrictions against disparaging the Company, soliciting its employees, clients and investors, and, if severance is paid, competing with the Company.

RSP

The RSP became effective in connection with the Initial Closing. Pursuant to the RSP, we may grant RSUs to our directors, officers and employees, and directors and employees of entities that provide services to us. The total number of shares of common stock that may be granted as awards under the RSP may not exceed 5% of our authorized shares of common stock at any time and in any event may not exceed 4,000,000 shares (as such number may be adjusted for stock splits, stock dividends, combinations and similar events). As of March 31, 2019, we had 3,403,827 shares of common stock available to be granted as awards under the RSP.
Restricted share awards entitle the recipient to receive shares of common stock from us under terms that provide for vesting over a specified period of time or upon attainment of pre-established performance objectives. Such awards would typically be forfeited with respect to the unvested shares upon the termination of the recipient’s employment or other relationship with us. Restricted shares may not, in general, be sold or otherwise transferred until restrictions are removed and the shares have vested. Holders of restricted shares may receive cash or stock distributions when and if paid prior to the time that the restrictions on the restricted shares have lapsed. Unless determined otherwise by our board of directors or the compensation committee, any distributions payable in shares of common stock are subject to the same restrictions as the underlying restricted shares. We expense the fair value of the restricted shares over the vesting period set forth in the applicable restricted share award agreement.
RSUs represent a contingent right to receive shares of our common stock (or an amount of cash having an equivalent fair market value) at a future settlement date, subject to satisfaction of applicable vesting conditions and/or other restrictions, as set forth in the RSP and an award agreement evidencing the grant of RSUs. RSUs may not, in general, be sold or otherwise transferred until restrictions are removed and the rights to the shares of our common stock (or cash) have vested. Holders of RSUs do not have receive any voting rights with respect to the RSUs or any shares underlying any award of RSUs, but such holders are credited with dividend or other distribution equivalents that are regarded as having been reinvested in RSUs which are subject to the same restrictions as the underlying RSUs. We expense the fair value of the RSUs over the vesting period set forth in the applicable RSU award agreement.
Outstanding Equity Awards at Fiscal Year-End

The table below sets forth information with respect to outstanding equity awards held by our named executive officers as of December 31, 2018:

Name	Option awards					Stock awards
	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)(1)	Market value of shares or units of stock that have not vested ($)(2)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($)
Jonathan P. Mehlman	—	—	—	—	—	193,559	$2,684,663	—	—
Edward T. Hoganson	—	—	—	—	—	46,257	$641,585	—	—
Paul C. Hughes	—	—	—	—	—	46,257	$641,585	—	—

(1)
Represents unvested RSUs granted on July 3, 2017 and unvested RSUs granted on February 14, 2018, net of forfeitures prior to December 31, 2018. See “-Summary Compensation Table” and "- Employment Agreements." Each RSU represents a contingent right to receive one share of common stock. The RSUs vest in equal annual installments on each of the first four anniversaries of the grant date. Vested RSUs may only be settled in shares of common stock and such settlement generally will be on the earliest of (i) in the calendar year in which the third anniversary of each applicable vesting date occurs, (ii) termination of the named executive officer and (iii) a change in control event. Does not include RSUs granted in February 2019 as part of each executive officers annual LTIP award with respect to the year ended December 31, 2018.

(2)	The value of RSUs was calculated based on the Estimated Per-Share NAV effective as of December 31, 2018 of $13.87.

Compensation of Directors
Our director compensation policy, which became effective at the Initial Closing, applies to all directors who are not employees of the Company. Mr. Mehlman, as an employee of the Company, does not receive any compensation for his service on our board of directors. All other directors receive cash compensation and equity compensation which is in the form of restricted shares for Messrs. Baron and Wiles, the Redeemable Preferred Directors, and in the form of RSUs (as defined below) for all other directors.
The Redeemable Preferred Directors have entered into a Compensation Payment Agreement with us and an affiliate of the Brookfield Investor, pursuant to which we have agreed to pay any compensation (of any form, other than any RSUs) that would otherwise have been payable by us to Mr. Baron or Mr. Wiles to the affiliate of the Brookfield Investor rather than to Mr. Baron or Mr. Wiles.
Cash Retainers
Under our director compensation policy, directors are paid an annual cash retainer in the amount of $100,000 as consideration for their time and efforts in serving on our board of directors. The chairs of the audit committee and compensation committee each receive an additional cash retainer of $15,000, while the chairs of the nominating and corporate governance committee and conflicts committee each receive an additional cash retainer of $10,000. Members of the audit committee other than the chair each receive an additional cash retainer of $5,000, while members of the compensation committee, nominating and corporate governance committee and conflicts committee each receive an additional cash retainer of $2,500. There are no additional fees paid for attending Board or committee meetings. Directors may be offered an election to receive all or any portion of their cash retainers in vested shares of common stock or RSUs in lieu of cash.
Our board of directors has approved compensation payable to the members of the SLC for their services on such committee. In May 2018, our board of directors approved a cash payment of $25,000 to each committee member, payable in two installments on June 15 and September 15. In November 2018, our board of directors approved an additional cash payment of $25,000 to each committee member, payable on November 15.
Equity Awards
Pursuant to our director compensation policy, our non-employee directors receive, on the first business day in July of each year, an award of either RSUs or restricted shares of common stock (as determined by our board of directors on the date of grant) having an aggregate value of $50,000, based on the fair market value of a share of common stock on the date of grant (as determined by our board of directors in good faith). These RSUs or restricted shares are issued as awards pursuant to the RSP, and they vest on the earlier of the date of the annual meeting in the year following the year in which the grant date occurs and the first anniversary of the date of grant, in each case, subject to continued service on our board of directors through the vesting date. If a director resigns prior to any vesting date, the director would forfeit all unvested RSUs or restricted shares for no consideration. Vesting of RSUs or restricted shares would accelerate upon a Change in Control (as defined in the RSP). Unless deferred pursuant to a timely election under a deferred compensation arrangement approved by our board of directors, vested RSUs are settled in shares of common stock on the earlier of the date of the termination of their service to our board of directors, a “change in control event” within the meaning of Section 409A of the Code, and the calendar year in which the third anniversary following vesting occurs.
Reimbursements and Other Fees
We reimburse our directors for reasonable out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors and its committees in accordance with our expense reimbursement policies.

2018 Director Compensation

Name	Fees Paid in Cash ($)	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Changes in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total Compensation
Abby M. Wenzel	115,000	51,119(1)	—	—	—	—	166,119
Stanley R. Perla	117,500	51,119 (1)	—	—	—	—	168,619
Edward A. Glickman	157,500	51,119 (2)	—	—	—	—	208,619
Stephen P. Joyce	155,000	51,119 (2)	—	—	—	—	206,119
Jonathan P. Mehlman	—	—	—	—	—	—	—
Bruce G. Wiles(3)	110,000	51,119 (4)	—	—	—	—	161,119
Lowell G. Baron(3)	115,000	51,119 (4)	—	—	—	—	166,119

(1)
Includes annual award of 3,605 RSUs at grant date fair value computed in accordance with FASB ASC Topic 718 of $14.18. RSUs vest in full on the earlier of (i) the date of the 2019 annual meeting of our board of directors; or (ii) July 2, 2019. As of December 31, 2018, Ms. Wenzel and Mr. Perla each held 5,509 unvested RSUs.

(2)
Includes annual award of 3,605 RSUs at grant date fair value computed in accordance with FASB ASC Topic 718 of $14.18. RSUs vest in full on the earlier of (i) the date of the 2019 annual meeting of our board of directors; or (ii) July 2, 2019. As of December 31, 2018, Messrs. Glickman and Joyce each held 3,605 unvested RSUs.

(3)	All compensation payable to Messrs. Wiles and Baron was paid to an affiliate of the Brookfield Investor, pursuant to the Compensation Payment Agreement.

(4)
Includes annual award of 3,605 restricted shares at grant date fair value computed in accordance with FASB ASC Topic 718 of $14.18. The restricted shares are owned by an affiliate of the Brookfield Investor and vest in full on the earlier of (i) the date of the 2019 annual meeting of our board of directors; or (ii) July 2, 2019. As of December 31, 2018, the affiliate of the Brookfield Investor held 7,210 unvested restricted shares, including 3,605 restricted shares in respect of each of Mr. Baron’s and Mr. Wiles’s service as a director of the Company.

Compensation Committee Interlocks and Insider Participation
The compensation committee is currently chaired by Mr. Baron, one of the Redeemable Preferred Directors, and also includes Messrs. Glickman and Joyce. Our board of directors has determined that each of Messrs. Glickman and Joyce is an Independent Director (as defined in our charter) and is otherwise independent under the Nasdaq Listing Rules and the rules and regulations of the SEC applicable to compensation committees. In addition, our board of directors has determined that each of Messrs. Glickman and Joyce qualifies as a “Non-Employee Director” as defined by Rule 16b-3 under the Exchange Act, and as an “outside director” under Section 162(m) of the Code.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Share-based Compensation
We have the RSP, which provides us with the ability to grant awards of RSUs to our directors, officers and employees, as well as the directors and employees of entities that provide services to us. See “Item 11. Executive Compensation - RSP” for further details.
The total number of shares of common stock that may be granted under the RSP may not exceed 5% of the authorized shares of common stock at any time and in any event may not exceed 4,000,000 shares (as such number may be adjusted for stock splits, stock dividends, combinations and similar events). As of December 31, 2018, we had granted 14,786 restricted shares and 375,429 RSUs under the RSP. The following table sets forth information regarding securities authorized for issuance under our RSP as of December 31, 2018:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)
	(a)	(b)	(c)
Equity Compensation Plans approved by security holders	—	—	3,601,458
Equity Compensation Plans not approved by security holders	—	—	—
Total	—	—	3,601,458
Stock Ownership by Directors, Officers and Certain Stockholders
The following table sets forth information regarding the beneficial ownership of common stock and the Redeemable Preferred Share as of April 1, 2019 by:

•
each person known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock based solely upon the amounts and percentages contained in the public filings of such persons;

•	each of our named executive officers and directors; and

•	all of our executive officers and directors as a group.

For purposes of the table below, “beneficial ownership” is determined in accordance with Rule 13d-3 under the Exchange Act, pursuant to which a person or group of persons is deemed to have “beneficial ownership” of any shares that the person has the right to acquire within 60 days after April 1, 2019. For purposes of computing the percentage of outstanding shares of common stock held by each person or group of persons named below, any shares that the person or persons has the right to acquire within 60 days after April 1, 2019 are deemed to be outstanding but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. As of April 1, 2019, there were 39,132,450 outstanding shares of common stock and one outstanding Redeemable Preferred Share, which is entitled to one vote as part of a single class with the holders of common stock at any annual or special meeting of stockholders. SEC rules also generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to such securities. Except as otherwise indicated, all persons listed below have sole voting and investment power with respect to the shares beneficially owned by them, subject to applicable community property laws.

Beneficial Owner(1)	Number of Shares of Common Stock Beneficially Owned	Number of Redeemable Preferred Shares Beneficially Owned	Percent of Total Voting Power(2)
Brookfield Strategic Real Estate Partners II Hospitality REIT II LLC(3)	26,895,903.30(4)	1(2)	40.7%
Jonathan P. Mehlman	95,156.09(5)	—	*
Edward T. Hoganson	11,448.66(5)	—	*
Paul C. Hughes	11,186.75(5)	—	*
Bruce G. Wiles(6)	—	—	—
Lowell G. Baron(6)	—	—	—
Edward A. Glickman	7,576(5)	—	*
Stephen P. Joyce	7,576(5)	—	*
Stanley R. Perla	9,015.37(5)	—	*
Abby M. Wenzel	8,076.97(5)	—	*
All directors and executive officers as a group (nine persons)	150,035.85(5)	—	*

*    Less than 1%.

(1)	Unless otherwise indicated, the business address of each individual or entity listed in the table is Park Avenue Tower, 65 East 55th Street, New York, New York 10022.

(2)	The sole outstanding Redeemable Preferred Share is entitled to one vote as part of a single class with the holders of shares of common stock at any annual or special meeting of stockholders.

(3)
The exercise by the Brookfield Investor and its affiliates of certain rights that become exercisable three months after the failure of the OP to redeem Class C Units when required to do so pursuant to the terms of the A&R LPA could give rise to a change in control of the Company. See “Item 13. Certain Relationships and Related Transactions, and Director Independence - A&R LPA - Remedies Upon Failure to Redeem.” The SPA contains certain standstill and voting restrictions applicable to the Brookfield Investor and certain of its affiliates. See “Item 13. Certain Relationships and Related Transactions, and Director Independence - Securities Purchase, Voting and Standstill Agreement - Standstill and Voting.”

(4)
Represents (i) 14,786 restricted shares granted by the Company to BSREP II Hospitality II Board LLC, a wholly owned subsidiary of the Brookfield Investor (“BSREP Board”) in respect of Mr. Baron’s and Mr. Wiles’s service as directors of the Company, 7,210 shares of which are subject to forfeiture, and (ii) shares of common stock issuable upon conversion and subsequent redemption of 26,881,117.30 Class C Units held directly by the Brookfield Investor. Class C Units are convertible into OP Units at any time at the option of the holder at an initial conversion price of $14.75, subject to anti-dilution and other adjustments upon the occurrence of certain events and transactions. OP Units are, in turn, generally redeemable for shares of the common stock on a one-for-one-basis or the cash value of a corresponding number of shares of common stock, at the election of the Company, in accordance with the terms of the A&R LPA. As sole manager of the Brookfield Investor, Brookfield Strategic Real Estate Partners II GP L.P. (“BSREP II GP”) may be deemed to beneficially own all restricted shares owned by BSREP Board and all 26,881,117.30 shares of common stock issuable upon conversion and subsequent redemption of Class C Units owned by the Brookfield Investor. As direct and indirect controlling persons of BSREP II GP, each of Brookfield Asset Management Inc. (“BAM”), Partners Limited (“Partners Limited”), Brookfield Holdings Canada Inc. (“BHC”), Brookfield US Holdings Inc. (“BUSHI”), Brookfield US Inc. (“BUSI”), BUSC Finance LLC (“BUSC Finance”), Brookfield Property Master Holdings LLC (“BPMH”), Brookfield Property Group LLC (“BPG”) and Brookfield Strategic Real Estate Partners II GP OF GP LLC (“Ultimate GP” and, together with the Brookfield Investor, BSREP Board, BSREP II GP, BAM, Partners Limited, BHC, BUSHI, BUSI, BUSC Finance, BPMH and BPG, the “Brookfield Persons”) may be deemed to share with BSREP II GP beneficial ownership of such restricted shares and such shares of common stock underlying such Class C Units. The principal business address of each of BAM, Partners Limited, BHC and BUSHI is 181 Bay Street, Suite 300, Toronto, ON, M5J 2T3. The principal address of each of BUSI, BUSC Finance, BPMH, BPG, Ultimate GP, BSREP II GP and the Brookfield Investor is Brookfield Place, 250 Vesey Street, 15th Floor, New York, NY 10281.The information contained in this footnote with respect to these persons is based on the Schedule 13D/A (Amendment No. 3) filed by such persons with the SEC on February 28, 2019 and the Form 4 filed by the Brookfield Persons with the SEC on April 2, 2019.

(5)
Does not include shares of common stock underlying RSUs, unless such RSUs, in accordance with their terms, have vested or would become vested within 60 days after April 1, 2019. Each RSU represents a contingent right to receive one share of common stock, subject to vesting and settlement terms. See “Item 11. Executive Compensation” for further information (including vesting and settlement terms) about the RSUs currently held by our directors and executive officers. Includes the following RSUs that have vested or would become vested within 60 days after April1, 2019: Messrs. Glickman and Joyce, 7,576 RSUs; Mr. Perla and Ms. Wenzel, 5,679.52 RSUs; Mr. Mehlman, 48,382.25 RSUs; and Messrs. Hoganson and Hughes, 11,186.75 RSUs. Excludes the following RSUs that have not vested and would not be expected to become vested within 60 days after April 1, 2019: Messrs. Glickman and Joyce, 3,605 RSUs; Mr. Perla and Ms. Wenzel, 4,975.80 RSUs; Mr. Mehlman, 277,143.75 RSUs; and Messrs. Hoganson and Hughes, 70,946.25 RSUs.

(6)
Messrs. Wiles and Baron are Managing Partners of BAM and serve as Redeemable Preferred Directors elected by the Brookfield Investor pursuant to the Brookfield Investor’s rights as holder of the Redeemable Preferred Share. Messrs. Wiles and Baron disclaim beneficial ownership of all of the securities that are or may be beneficially owned by BAM or any of its affiliates. The business address of Messrs. Wiles and Baron is c/o Brookfield Place, 181 Bay Street, Suite 300, Toronto ON M5J 2T3.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
At the Initial Closing, Bruce G. Wiles and Lowell G. Baron were elected to our board of directors as the Redeemable Preferred Directors pursuant to the Brookfield Investor’s rights as the holder of the Redeemable Preferred Share and pursuant to the SPA. Messrs. Wiles and Baron are Managing Partners of BAM, an affiliate of the Brookfield Investor.
Giving effect to the immediate conversion of all 26,881,117.30 Class C Units held by the Brookfield Investor as of the date of this Annual Report on Form 10-K into OP Units which are subsequently redeemed for shares of common stock in accordance with the terms of the A&R LPA and including the Restricted Shares, the Brookfield Investor, on an as-converted basis, would own approximately 40.7% of the voting power of common stock. See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters - Stock Ownership by Directors, Officers and Certain Stockholders” for further details.

Securities Purchase, Voting and Standstill Agreement

On January 12, 2017, we entered into the SPA with the Brookfield Investor, as well as related guarantee agreements with certain affiliates of the Brookfield Investor.
Initial Closing

Pursuant to the terms of the SPA, at the Initial Closing, the Brookfield Investor purchased (i) the Redeemable Preferred Share, for a nominal purchase price and (ii) 9,152,542.37 Class C Units, for a purchase price of $14.75 per Class C Unit, or $135.0 million in the aggregate.
At the Initial Closing, (i) the Company filed Articles Supplementary setting forth the terms, rights, obligations and preferences of the Redeemable Preferred Share (the “Articles Supplementary”) with the State Department of Assessments and Taxation of Maryland, which became effective upon filing and (ii) the Brookfield Investor, the Special General Partner, an affiliate of the Brookfield Investor, as special general partner of the OP, and the Company, in its capacity as general partner of the OP, entered into the A&R LPA amending and restating the OP’s existing agreement of limited partnership (the “Prior LPA”).

Second Closing

Pursuant to the terms of the SPA, at the Second Closing, the Brookfield Investor purchased 1,694,915.25 additional Class C Units, for a purchase price of $14.75 per Class C Units, or $25.0 million in the aggregate.
Pursuant to the SPA, the gross proceeds from the sale of the Class C Units at the Second Closing were used as follows: (i) $10.6 million to redeem outstanding Grace Preferred Equity Interests; and (ii) $14.4 million to fund brand-mandated PIPs and related lender reserves.

Final Closing

Pursuant to the terms of the SPA, at the Final Closing, the Brookfield Investor purchased 14,898,060.78 additional Class C Units, for a purchase price of $14.75 per Class C Units, or $219.7 million in the aggregate, and the Brookfield Investor no longer has any obligations or rights to purchase additional Class C Units pursuant to the SPA or otherwise.
We used all proceeds from the Final Closing to redeem the remaining $219.7 million of the Grace Preferred Equity Interests in two of our indirect subsidiaries that indirectly owned the Grace Portfolio we acquired in February 2015.
Specific Performance and Guarantees

The SPA provides that we have the right to seek specific performance of the Brookfield Investor’s obligations under the SPA. In connection with entering into the SPA, certain affiliates of the Brookfield Investor delivered a limited guarantee and a funding guarantee pursuant to which such affiliates have agreed, on a several and not joint basis, to guarantee certain obligations of the Brookfield Investor. If all conditions to a Subsequent Closing were met and the Brookfield Investor did not purchase Class C Units as required pursuant to the SPA, certain rights of the Brookfield Investor under the A&R LPA and the Articles Supplementary would have been subject to suspension and potential termination.
Indemnification

As a general matter, the representations and warranties made by the Company and the OP under the SPA survive the Initial Closing, the Second Closing and the Final Closing under the SPA for 18 months. The survival period with respect to the Final Closing will expire in August 2020. We are required to indemnify the Brookfield Investor and its affiliates in respect of any losses incurred by them arising out of any breach of our representations and warranties and covenants, and in connection with certain actions. Except in the case of certain fundamental representations, our obligation to indemnify the Brookfield Investor in respect of breaches of representations and warranties is subject to a $6.0 million deductible and a $25,000 per claim deductible. Other than with respect to claims in respect of breaches of certain fundamental representations and certain other representations, our indemnification obligations in respect of representation and warranty breaches is capped at $60.0 million, and our overall liability cap (outside of fraud or intentional misrepresentation) is the sum of (i) the Brookfield Investor’s aggregate investment in Class C Units purchased under the SPA through such time assuming compounding at a rate of 5% per annum and (ii) the amount of accrued and unpaid cash distributions payable on Class C Units held by the Brookfield Investor at the time payment is made.

Standstill and Voting

Pursuant to the SPA, from the Initial Closing until June 30, 2022 (the 63-month anniversary of the Initial Closing) (or, if earlier, the date that is six months after the date on which the Brookfield Investor and its affiliates own 5% or less of the shares of common stock then outstanding on an as-converted basis), the Brookfield Investor, together with its affiliates, other than certain specified affiliates of the Brookfield Investor (the Brookfield Investor together with such included affiliates, the “Covered Brookfield Entities”), are subject to customary standstill restrictions related to, among other things, acquisition proposals, proxy solicitations, attempts to elect or remove members of our board of directors and other methods of seeking to control or influence the management or the policies of the Company. In addition, from the Initial Closing until the Final Closing, which occurred on February 27, 2019, the Covered Brookfield Entities were not permitted to acquire more than 15% of the shares of common stock then-outstanding on an as-converted basis in addition to shares of common stock on an as-converted basis acquired pursuant to the SPA or A&R LPA. These standstill restrictions will terminate 90 days following any failure by the OP to redeem Class C Units that the Brookfield Investor or its affiliates have elected to be redeemed in accordance with the A&R LPA.
Pursuant to the SPA, the Covered Brookfield Entities are also subject to a standstill on voting that requires the Covered Brookfield Entities to vote any shares of common stock owned by Covered Brookfield Entities in excess of 35% of the total number of shares of common stock entitled to vote in accordance with the recommendations of our board of directors from the Initial Closing until the earliest to occur of: (i) a Material Breach (as defined in the SPA); (ii) a REIT Event (as defined in the SPA); (iii) June 30, 2022 (the 63-month anniversary of the Initial Closing); and (iv) the date on which the Covered Brookfield Entities cease to own at least 35% of the outstanding shares of common stock on an as-converted basis.

Articles Supplementary

In connection with the Initial Closing, the Articles Supplementary governing the terms of the Redeemable Preferred Share became effective. The Redeemable Preferred Share ranks on parity with common stock, with the same rights with respect to preferences, conversion and other rights, voting powers, restrictions, limitations as to dividends and other distributions, qualifications, terms and conditions of redemption and other terms and conditions as common stock, except as provided therein.
At its election and subject to notice requirements, the Company may redeem the Redeemable Preferred Share for a cash amount equal to par value upon the occurrence of any of the following: (i) the first date on which no Class C Units remain outstanding; or (ii) the date the liquidation preference applicable to all Class C Units held by the Brookfield Investor and its affiliates is reduced to $100.0 million or less due to the exercise by holders of Class C Units of their redemption rights under the A&R LPA.
For so long as the Brookfield Investor holds the Redeemable Preferred Share:

•
the Brookfield Investor has the right to elect two Redeemable Preferred Directors, as well as to approve (such approval not to be unreasonably withheld, conditioned or delayed) two Approved Independent Directors to be recommended and nominated by our board of directors for election by our stockholders at each annual meeting;

•
each committee of our board of directors is required to include at least one of the Redeemable Preferred Directors as selected by the holder of the Redeemable Preferred Share, except for a Brookfield Conflicts Committee, which is any committee formed with authority and jurisdiction over the review and approval of conflicts of interest involving the Brookfield Investor and its affiliates, on the one hand, and the Company, on the other hand;

However, if neither of the Redeemable Preferred Directors satisfies all independence and other requirements applicable to such committee, pursuant to our charter, the SEC and any national securities exchange on which any shares of the Company’s stock are then listed, then such committee is required to include at least one of the Approved Independent Directors as selected by the board of directors.
Beginning three months after the failure of the OP to redeem Class C Units when required to do so, until all Class C Units requested to be redeemed have been redeemed, the holder of the Redeemable Preferred Share will have the right to increase the size of our board of directors by a number of directors that would result in the holder of the Redeemable Preferred Share being entitled to nominate and elect a majority of our board of directors and fill the vacancies created thereby, subject to compliance with the provisions of our charter requiring at least a majority of our directors to be Independent Directors (as defined in our charter).
The Brookfield Investor is not permitted to transfer the Redeemable Preferred Share, except to an affiliate of the Brookfield Investor.
The holder of the Redeemable Preferred Share generally votes together as a single class with the holders of common stock at any annual or special meeting of stockholders of the Company. However, any action that would alter the terms of the Redeemable Preferred Share or the rights of its holder (including any amendment to our charter, including the Articles Supplementary) is subject to a separate class vote of the Redeemable Preferred Share.
In addition, the Redeemable Preferred Directors have the Brookfield Approval Rights described under “-Brookfield Approval Rights” pursuant to the Articles Supplementary.
A&R LPA

At the Initial Closing, the Brookfield Investor, the Special General Partner and the Company, in its capacity as general partner of the OP, entered into the A&R LPA, which established the terms, rights, obligations and preferences of the Class C Units, as set forth in more detail below.
Rank

The Class C Units rank senior to OP Units and all other equity interests in the OP with respect to priority in payment of distributions and in the distribution of assets in the event of the liquidation, dissolution or winding-up of the OP, whether voluntary or involuntary, or any other distribution of the assets of the OP among its equity holders for the purpose of winding up its affairs.
Distributions

Holders of Class C Units are entitled to receive, with respect to each Class C Unit, fixed, quarterly cumulative cash distributions at a rate of 7.5% per annum from legally available funds. If we fail to pay these cash distributions when due, the per annum rate will increase to 10% until all accrued and unpaid distributions required to be paid in cash are reduced to zero.
Holders of Class C Units are also entitled to receive, with respect to each Class C Unit, fixed, quarterly, cumulative PIK Distributions payable in Class C Units at a rate of 5% per annum. In the event we fail to redeem the Brookfield Investor when required to do so pursuant to the terms of A&R LPA, the 5% per annum PIK Distribution rate will increase to a per annum rate of 7.5%, and would further increase by 1.25% per annum for the next four quarterly periods thereafter, up to a maximum per annum rate of 12.5%.
The number of Class C Units delivered in respect of the PIK Distributions on any distribution payment date will be equal to the number obtained by dividing the amount of PIK Distribution by $14.75.
The Brookfield Investor will receive tax distributions to the extent that the cash distributions are less than the tax (at the 35% rate) payable with respect to cash distributions, PIK Distributions, and any accrued but unpaid cash distributions. The Brookfield Investor will also receive tax distributions in certain limited situations in which it is allocated income as a result of converting Class C Units into OP Units but is unable to convert those OP Units into shares of common stock. To the extent that the OP is required to pay tax distributions, the tax distributions will be advances of amounts the OP would otherwise pay the Brookfield Investor (e.g., if tax distributions are made with respect to PIK Distributions, then cash distributions with respect to PIK Distributions will be adjusted downward to reflect the tax distributions).
For the year ended December 31, 2018, we paid cash distributions of $12.5 million and PIK Distributions of 564,870.56 Class C Units to the Brookfield Investor, as the sole holder of the Class C Units. For the three months ended March 31, 2019, we paid cash distributions of $4.8 million and PIK Distributions of 215,378.75 Class C Units to the Brookfield Investor, as the sole holder of the Class C Units.
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
However, the convertibility of certain Class C Units may be restricted in certain circumstances described in the A&R LPA. If any Class C Units submitted for conversion are not converted as a result of these restrictions, the holder will instead be entitled to receive an amount in cash equal to two times the liquidation preference of any unconverted Class C Units.
OP Units, in turn, are generally redeemable for shares of common stock on a one-for-one-basis or the cash value of a corresponding number of shares, at the election of the Company. However, if any redemptions in exchange for shares of common stock would result in the converting holder owning 49.9% or more of the shares of common stock then outstanding after giving effect to the redemption, the redeeming holder may elect to retain OP Units or to request delivery in cash of the cash value for the number of shares of common stock exceeding the 49.9% threshold.
Mandatory Redemption

Upon the consummation of a Fundamental Sale Transaction prior to March 31, 2022, the fifth anniversary of the Initial Closing, the holders of Class C Units are entitled to receive, prior to and in preference to any distribution of any of our assets or surplus funds to the holders of any other limited partnership interests in the OP:

•
in the case of a Fundamental Sale Transaction consummated after February 27, 2019 and prior to January 1, 2022 (the date that is 57 months and one day after the date of the Initial Closing), an amount per Class C Unit in cash equal to (x) two times the purchase price under the SPA of such Class C Unit (with the purchase price for Class C Units issued as PIK Distributions being zero for these purposes), less (y) all cash distributions actually paid to date; and

•
in the case of a Fundamental Sale Transaction consummated on or after January 1, 2022, an amount per Class C Unit in cash equal to the liquidation preference of such Class C Unit plus a make whole premium for such Class C Unit calculated based on a discount rate of 5% and the assumption that such Class C Unit had not been redeemed until March 31, 2022, the fifth anniversary of the Initial Closing (the “Make Whole Premium”).

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
From time to time on or after March 31, 2022, the fifth anniversary of the Initial Closing, and at any time following the rendering of a judgment enjoining or otherwise preventing the holders of Class C Units, the Brookfield Investor or the Special General Partner from exercising their respective rights under the A&R LPA or the Articles Supplementary, any holder of Class C Units may, at its election, require us to redeem any or all of its Class C Units for an amount in cash equal to the liquidation preference.
The OP is not required to make any redemption of less than all of the Class C Units held by any holder requiring a payment of less than $15.0 million. If any redemption request would result in the total liquidation preference of Class C Units remaining outstanding being equal to less than $35.0 million, the OP has the right to redeem all then outstanding Class C Units in full.
Remedies Upon Failure to Redeem

Three months after the failure of the OP to redeem Class C Units when required to do so pursuant to the terms of A&R LPA, the Special General Partner has the exclusive right, power and authority to sell the assets or properties of the OP for cash at such time or times as the Special General Partner may determine. The Special General Partner must engage a reputable, national third party sales broker or investment bank reasonably acceptable to holders of a majority of the then outstanding Class C Units to conduct an auction or similar process designed to maximize the sales price. The Special General Partner is not permitted to make sales to itself, any other holder of a majority or more of the then outstanding Class C Units or any of their respective affiliates. The proceeds from sales of assets or properties by the Special General Partner must be used first to make any and all payments or distributions due or past due with respect to the Class C Units, regardless of the impact of such payments or distributions on the Company or the OP. The Special General Partner is not permitted to take any action without first obtaining any approval, including the approval of our stockholders, required by applicable Maryland law, as determined in good faith by the board of directors upon the advice of counsel.
In addition and as described elsewhere herein, three months after the failure of the OP to redeem Class C Units when required to do so pursuant to the terms of A&R LPA:

•
the holder of the Redeemable Preferred Share would have the right to increase the size of the board of directors by a number of directors that would result in the holder of the Redeemable Preferred Share being entitled to nominate and elect a majority of the board of directors and fill the vacancies created thereby, subject to compliance with provisions of our charter requiring at least a majority of our directors to be Independent Directors (as defined in our charter);

•
the 5% per annum PIK Distribution rate would increase to a per annum rate of 7.5%, and would further increase by 1.25% per annum for the next four quarterly periods thereafter, up to a maximum per annum rate of 12.5%; and

•	the standstill (but not the standstill on voting) provisions otherwise applicable to the Brookfield Investor and certain of its affiliates would terminate.

Company Liquidation Preference Reduction Upon Listing

In the event a listing of common stock on a national stock exchange occurs prior to March 31, 2022, the fifth anniversary of the Initial Closing, the OP would have the right to elect to reduce the liquidation preference of any Class C Units outstanding to $0.10 per unit by paying an amount equal to the amount of such reduction (the “Reduction Amount”) plus a pro rata share of a Make Whole Premium attributable to such Class C Units calculated based on, for these purposes only, (i) in the case of a reduction payment prior to February 27, 2019, a number of Class C Units reflecting a funded amount of $400.0 million, whether or not such amount was entirely funded and (ii) in the case of a reduction payment after February 27, 2019, the number of Class C Units subject to reduction. Following any such reduction and until March 31, 2024, the seven-year anniversary of the Initial Closing, the Class C Units that were subject to the reduction are convertible into a number of OP Units (the “Deferred Distribution Amount”) that, if positive, equals the Reduction Amount divided by the then current Conversion Price, less the Reduction Amount divided by the current market price for common stock, less any excess tax distributions received divided by the current market price for common stock. Notwithstanding the foregoing, the delivery of OP Units comprising the Deferred Distribution Amount may be restricted in certain circumstances as described in the A&R LPA, and, to the extent any OP Units are not delivered as a result of these restrictions, the holder is instead entitled to receive an amount in cash equal to the corresponding portion of the Reduction Amount associated with the Class C Units underlying any undelivered OP Units.

Company Redemption After Five Years

At any time and from time to time on or after March 31, 2022, the fifth anniversary of the Initial Closing, we have the right to elect to redeem all or any part of the issued and outstanding Class C Units for an amount in cash equal to the liquidation preference.

Transfer Restrictions

Subject to certain exceptions, the Brookfield Investor is generally permitted to make transfers of Class C Units without the prior consent of the Company. However, any transferee must customarily invest in these types of securities or real estate investments of any type or have in excess of $100.0 million of assets. In addition, to the extent a transferee would hold in excess of (i) 20% of the outstanding shares of common stock on an as-converted basis, the transferee is required to execute a joinder with respect to the standstill provisions contained in the SPA and (ii) 35% of the outstanding shares of common stock on an as-converted basis, the transferee is required to execute a joinder with respect to the standstill on voting provisions contained in the SPA.

Preemptive Rights

If the Company or the OP proposes to issue additional equity securities, subject to certain exceptions and in accordance with the procedures in the A&R LPA, any holder of Class C Units that owns Class C Units representing more than 5% of the outstanding shares of common stock on an as-converted basis has certain preemptive rights.
Brookfield Approval Rights

The Articles Supplementary restrict the Company from taking certain actions without the prior approval of at least one of the Redeemable Preferred Directors, and the A&R LPA restricts the OP from taking certain actions without the prior approval of the majority of the then outstanding Class C Units. Both sets of rights no longer apply if the liquidation preference applicable to all Class C Units held by the Brookfield Investor and its affiliates is reduced to $100.0 million or less due to the exercise by holders of Class C Units of their redemption rights under the A&R LPA.
In general, subject to certain exceptions, prior approval is required before the Company or its subsidiaries (including the OP) are permitted to take any of the following actions: equity issuances; organizational document amendments; debt incurrences; affiliate transactions; sale of all or substantially all assets; bankruptcy or insolvency declarations; declarations or payments of dividends or other distributions; redemptions or repurchases of securities; adoption of, and amendments to, the Annual Business Plan; hiring and compensation decisions related to certain key personnel (including executive officers); property acquisitions; property sales and dispositions; entry into new lines of business; settlement of material litigation; changes to material agreements; increasing or decreasing the number of directors on the board of directors; nominating or appointing a director (other than a Redeemable Preferred Director) who is not independent; nominating or appointing the Chairperson of the board of directors; and certain other matters.
After December 31, 2021, the 57-month anniversary of the Initial Closing, no prior approval will be required for debt incurrences, equity issuances and asset sales if the proceeds therefrom are used to redeem the then outstanding Class C Units in full.
In addition, notwithstanding the Brookfield Approval Rights, our board of directors is permitted to take such actions as it deems necessary, upon advice of counsel, to maintain our status as a REIT and to avoid having to register as an investment company under the Investment Company Act of 1940, as amended.

Ownership Limit Waiver Agreement

At the Initial Closing, as contemplated by and pursuant to the SPA, we entered into an Ownership Limit Waiver Agreement with the Brookfield Investor (the “Ownership Limit Waiver Agreement”), pursuant to which the Company granted the Brookfield Investor and its affiliates a waiver of the Aggregate Share Ownership Limit (as defined in our charter). The Ownership Limit Waiver Agreement permits:

•	the Brookfield Investor to own 100% of any class of the Company’s equity securities consisting of the Redeemable Preferred Share; and

•
the Brookfield Investor and its affiliates to own up to 49.9% in value of the aggregate of the outstanding shares of the common stock, subject to the terms and conditions set forth in the Ownership Limit Waiver Agreement.

Registration Rights Agreement

At the Initial Closing, we entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with the Brookfield Investor, the Former Advisor and the Former Property Manager. Pursuant to the Registration Rights Agreement, holders of Class C Units have certain shelf, demand and piggyback rights with respect to the registration of the resale under the Securities Act of 1933, as amended (the “Securities Act”) of the shares of common stock issuable upon redemption of OP Units issuable upon conversion of Class C Units, and the Former Advisor and the Former Property Manager have similar rights with respect to the 525,046 and 279,329 shares of common stock issued to them, respectively, pursuant to the agreements we entered into them to effectuate our transition from external management to self-management at the Initial Closing. For so long as registrable securities remain outstanding, the Brookfield Investor and the holders of a majority of the registrable securities have the right to make up to three such requests in any 12-month period with respect to the registration of registrable securities under the Securities Act. The Former Advisor and the Former Property Manager have the right, collectively, to make one such request.

Grace Agreements

We used all proceeds from the Final Closing in February 2019 to redeem the remaining $219.7 million outstanding Grace Preferred Equity Interests.
The terms of the Grace Preferred Equity Interests were set forth in the Amended and Restated Limited Liability Company Agreements (together, the “Grace Agreements”) of each of HIT Portfolio I Holdco, LLC and HIT Portfolio II Holdco, LLC (formerly known as ARC Hospitality Portfolio I Holdco, LLC and ARC Hospitality Portfolio II Holdco, LLC, respectively, and, together, the “Grace Holdcos”). The Grace Holdcos are indirect subsidiaries of ours that are indirect owners of the hotels comprising the Grace Portfolio.
At the Initial Closing, the Company, through a wholly owned subsidiary, entered into substantially identical amendments to the Grace Agreements (together, the “Grace Amendments”) in connection with our obtaining the consent of the Grace Holders, the receipt of which was a condition to the Brookfield Investor’s obligation to consummate the Initial Closing. The Grace Amendments provided for certain changes to provisions related to transfer restrictions on membership interests in the Grace Holdcos and the events that would constitute a change in control of the Company under the Grace Agreements. These changes reflected both the termination of our external management relationship with the Former Advisor as well as the significance of the investment made by the Brookfield Investor in its capacity as the holder of Class C Units. The Grace Amendments also amended the Grace Agreements to reflect that, in connection with the Grace Holders consenting to the consummation of the Initial Closing, the Brookfield Investor entered into the following agreements with the Grace Holders: (i) a payover guarantee, pursuant to which the Brookfield Investor and the Special General Partner agreed that, if either of them received any proceeds required under the Grace Agreements to be used to redeem Grace Preferred Equity Interests, those proceeds would be paid to the Grace Holders; and (ii) a standstill agreement pursuant to which the Brookfield Investor and certain of its affiliates agreed that, unless the Grace Preferred Equity Interests were simultaneously being, or had previously been, fully redeemed, certain affiliates of the Brookfield Investor would not be permitted to purchase any interest in our mortgage and mezzanine loans encumbering the hotels owned by the Grace Holdcos or in any other indebtedness of the Grace Holdcos or encumbering those hotels.

Indemnification Agreements

We have entered into an indemnification agreement with each of our directors and officers, certain former directors and officers and the Former Advisor and certain of its affiliates. Under these indemnification agreements, the indemnitees are indemnified by the Company to the maximum extent permitted by Maryland law for certain liabilities and will be advanced certain expenses that have been incurred as a result of certain actions brought, or threatened to be brought, subject to certain limitations. The indemnification agreements entered into with Messrs. Wiles and Baron also include certain other agreements with respect to certain indemnification obligations and other obligations of the Brookfield Investor that are intended to be secondary to the indemnification and other obligations of the Company under such indemnification agreements. Pursuant to these indemnification agreements, during the period from January 1, 2018 to March 31, 2019, legal fees of $112,524 were advanced on behalf of Jonathan P. Mehlman, $330,689 were advanced on behalf of Edward T. Hoganson, and $657,918 were advanced on behalf of each of Stanley R. Perla and Abby M. Wenzel. Of these advances, an aggregate amount of $359,368 were paid directly by us and an aggregate amount of $741,763 were paid by the insurer under our director and officer liability policy. We have also advanced legal fees on behalf of former directors and officers and the Former Advisor and certain of its affiliates in accordance with our continuing obligations under these agreements.
Agreement in Principle with Mr. Mehlman
The SLC has been in discussion with Mr. Mehlman regarding certain fees/compensation related to the Claims and Mr. Mehlman has agreed in principle subject to signing a definitive settlement agreement and receiving court approval to pay back to the Company a portion of the fees he received in resolution of the Claims as they pertain to him. The SLC intends to present this resolution to the Court in order to seek Court approval and dismissal as to Mr. Mehlman. See “Item 3. Legal Proceedings” for further details.
Certain Conflict Resolution Procedures

In order to reduce or eliminate certain potential conflicts of interest, our charter contains a number of restrictions related to transactions with a Sponsor (as defined in our charter), an Advisor (as defined in our charter) any of our directors, any of our officers, any of their respective affiliates or certain of our stockholders. In general, such transactions must be approved a majority of the directors on our board of directors (including a majority of the Independent Directors) not otherwise interested in such transaction as fair and reasonable to the Company and on terms and conditions not less favorable to the Company than those available from unaffiliated third parties.
Our board of directors has a standing conflicts committee. Pursuant to the charter of the conflicts committee, it serves as a Brookfield Conflicts Committee under the terms of the Redeemable Preferred Share and has the authority and jurisdiction to review or approve transactions or other matters involving, in the reasonable judgment of the Independent Directors (excluding, for this purpose, any Redeemable Preferred Director), conflict of interest situations between the Company or one or more of its subsidiaries, on the one hand, and the Brookfield Investor or any affiliate thereof, on the other hand. A majority of the Independent Directors (as defined in our charter) (excluding, for this purposes, any Redeemable Preferred Director), may determine that any discussions, deliberations, decisions or actions involving the SPA, the A&R LPA or any other agreement entered into by Brookfield Investor or any of its affiliates in connection with the transactions contemplated by the SPA, including matters pertaining to the rights of the Brookfield Investor or any of its affiliates under such agreements, do not constitute a conflict of interest.
The Brookfield Investor and its affiliates engage in a broad spectrum of activities, including investments in the hospitality industry. In the ordinary course of their business activities, the Brookfield Investor and its affiliates may engage in activities where their interests conflict with ours or those of our stockholders, including activities related to additional investments they may make in companies in the hospitality and related industries. In addition, Bruce G. Wiles, our chairman and a Redeemable Preferred Director, is the president and chief operating officer of Thayer Lodging, a subsidiary of BAM and also an affiliate of the Brookfield Investor. The Articles Supplementary provide that none of the Brookfield Investor or any of its affiliates, or any of their respective directors, executive officers, employees, agents, representatives, incorporators, stockholders, equityholders, controlling persons, principals, managers, advisors, managing members, members, general partners, limited partners or portfolio companies will have any obligation to refrain from competing with us, making investments in or having relationships with competing businesses. Under the Articles Supplementary, we have agreed to renounce any interest or expectancy, or right to be offered an opportunity to participate in, any business opportunity or corporate opportunity presented to the Brookfield Investors or its affiliates (which may include, without limitation, any Redeemable Preferred Director).
To the extent any potential conflict of interest situation or related party transaction that does not fall within the authority and jurisdiction of the conflicts committee comes to the attention of our board of directors or any of its members, it will be addressed in accordance with our charter and as otherwise deemed appropriate by our board of directors in light of the circumstances.
Director Independence

Under our charter, a majority of the members of our board of directors must be Independent Directors (as defined in our charter) except for a period of up to 60 days after the death, resignation or removal of an Independent Director. An “Independent Director” is defined in our charter as one who is not associated and has not been associated within the last two years, directly or indirectly, with a Sponsor (as defined in our charter), an Advisor (as defined in our charter) or any of their affiliates. A director is deemed to be so associated if he or she: (i) owns an interest in a Sponsor, an Advisor or any of their affiliates; (ii) is employed by a Sponsor, an Advisor or any of their affiliates; (iii) is an officer or director of a Sponsor, an Advisor or any of their affiliates; (iv) performs services, other than as a director, for the Company; (v) is a director for more than three REITs organized by a Sponsor or advised by an Advisor; or (vi) has any material business or professional relationship with a Sponsor, an Advisor or any of their affiliates. A business or professional relationship is considered material per se if the gross revenue derived by the director from a Sponsor, an Advisor or any of their affiliates exceeds 5% of the director’s (i) annual gross revenue, derived from all sources, during either of the last two years, or (ii) net worth, on a fair market value basis. An indirect relationship includes circumstances in which a director’s spouse, parents, children, siblings, mothers- or fathers-in-law, sons- or daughters-in-law, or brothers- or sisters-in-law, is or has been associated with a Sponsor, an Advisor, any of their affiliates or the Company. Our board of directors has affirmatively determined that each of Messrs. Glickman, Joyce and Perla and Ms. Wenzel is an Independent Director (as defined in our charter).
Our common stock is not listed on the Nasdaq or any other national securities exchange, but our board of directors has also considered the independence of each nominee in accordance with the requirements of the Nasdaq Listing Rules, including the independence requirements with respect to committees. Our board of directors has also affirmatively determined that each of Messrs. Glickman, Joyce and Perla and Ms. Wenzel satisfies the independence requirements under the Nasdaq Listing Rules. Our board of directors has determined that each of Messrs. Glickman, Joyce and Perla and Ms. Wenzel satisfies the applicable rules and regulations of the Nasdaq Listing Rules, our charter and the SEC with respect to the committees on which they currently serve.

Item 14. Principal Accounting Fees and Services.
Fees

KPMG served as the Company’s independent registered public accounting firm for the years ended December 31, 2018 and December 31, 2017. Aggregate fees for professional services rendered by KPMG for and during the years ended December 31, 2018 and December 31, 2017 were as follows:
Audit Fees

Audit fees incurred to KPMG for the years ended December 31, 2018 and December 31, 2017 were $1,062,480 and $1,040,000, respectively.  Audit fees for 2018 include $417,500 related to the 2017 audit that were billed in 2018, and audit fees for 2017 include $655,000 related to the 2016 audit that were billed in 2017. Audit fees consist of fees for the annual audit of the Company’s consolidated financial statements, quarterly reviews of the Company’s consolidated financial statements, annual audits of the financial statements of certain Company subsidiaries, and other services that are normally provided by the independent auditor in connection with these engagements.
Audit Related Fees

There were no audit related fees for the years ended December 31, 2018 and December 31, 2017.
Tax Fees

There were no tax fees billed for the years ended December 31, 2018 and December 31, 2017.
All Other Fees

There were no other fees billed for the years ended December 31, 2018 and December 31, 2017.
Pre-Approval

The audit committee reviews with the Company’s independent registered public accounting firm the scope and terms of the prospective annual audit (or other audit, review or attest services for the Company) and approves in advance the estimated fees therefor, and such other matters pertaining to the annual audit (or other audit, review or attest services for the Company) as the audit committee may deem appropriate. All services rendered by KPMG were pre-approved by the audit committee.

PART IV

Item 15. Exhibits and Financial Statement Schedules.
(a) Financial Statement Schedules
See the Index to Consolidated Financial Statements at page F-1 of this report.
The following financial statement schedule is included herein the end of Part IV of this report:
Schedule III — Real Estate and Accumulated Depreciation
(b) Exhibits
EXHIBIT INDEX

The following exhibits are included in this Annual Report on Form 10-K for the year ended December 31, 2018 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
3.1(2)	Articles of Amendment and Restatement of Hospitality Investors Trust, Inc.
3.2(12)	Articles of Amendment for Hospitality Investors Trust, Inc. filed with the State Department of Assessments and Taxation of Maryland on August 25, 2016.
3.3(14)	Articles of Amendment for Hospitality Investors Trust, Inc. filed with the State Department of Assessments and Taxation of Maryland on March 31, 2017.
3.4(13)	Articles Supplementary of Hospitality Investors Trust, Inc. filed with the State Department of Assessments and Taxation of Maryland on January 13, 2017.
3.5(14)	Articles Supplementary of Hospitality Investors Trust, Inc. filed with the State Department of Assessments and Taxation of Maryland on March 31, 2017.
3.6(14)	Certificate of Notice of Hospitality Investors Trust, Inc. filed with the State Department of Assessments and Taxation of Maryland on March 31, 2017.
3.7(14)	Amended and Restated Bylaws of Hospitality Investors Trust, Inc.
4.1(14)
Amended and Restated Agreement of Limited Partnership of Hospitality Investors Trust Operating Partnership L.P., dated as of March 31, 2017, by and among Hospitality Investors Trust, Inc., Brookfield Strategic Real Estate Partners II Hospitality REIT II LLC and BSREP II Hospitality II Special GP OP LLC.

4.2(9)	Hospitality Investors Trust, Inc. Distribution Reinvestment Plan.
4.3(14)	Form of Stock Certificate of the Redeemable Preferred Share.
4.4(11)	Share Repurchase Program effective as of October 1, 2018
10.1(4)	Advisory Agreement dated as of January 7, 2014, by and among the Company, Hospitality Investors Trust Operating Partnership, L.P. and American Realty Capital Hospitality Advisors, LLC.
10.2(1)	Form Operating Lease Agreement between the Company and the Company’s TRSs.
10.3(5)	Loan Agreement dated as of March 21, 2014 between GERMAN AMERICAN CAPITAL CORPORATION, HIT BALTIMORE, LLC and HIT PROVIDENCE, LLC.
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
10.6(5)
PERMANENT LOAN CROSS INDEMNITY dated as of April 1, 2014, by TCA BLOCK 7, INC., ARMADA/HOFFLER PROPERTIES II, L.L.C., DANIEL A. HOFFLER, LOUIS S. HADDAD, CHRI VIRGINIA BEACH HOTEL (A/H) MINORITY HOLDING, LLC, HOSPITALITY INVESTORS TRUST, INC., HAMPTON W COMPANY, LLC, HAMPTON UNIVERSITY, LEGACY HOSPITALITY, LLC, and VB CITY HOTELS LLC.

10.7(6)
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

Exhibit No.	Description
10.8(6)	Amended and Restated Limited Liability Company Agreement of HIT Portfolio II Holdco, LLC dated February 27, 2015.
10.9(19)	First Amendment, dated October 6, 2015, to the Amended and Restated Limited Liability Company Agreement of HIT Portfolio II Holdco, LLC dated February 27, 2015.
10.10(7)	Loan Agreement, dated as of October 6, 2015, among the borrower entities party thereto, Ladder Capital Finance LLC and German American Capital Corporation.
10.11(7)	Guaranty of Recourse Obligations dated as of October 6, 2015, by Hospitality Investors Trust, Inc. in favor of Ladder Capital Finance LLC and German American Capital Corporation.
10.12(7)
Environmental Indemnity Agreement, dated as of October 6, 2015, among the borrower entities party thereto, Hospitality Investors Trust, Inc. Ladder Capital Finance LLC and German American Capital Corporation.

10.13(8)	First Amendment to Loan Agreement, dated as of October 28, 2015, among the borrower entities party thereto, Ladder Capital Finance LLC and German American Capital Corporation.
10.14(8)
First Amendment, dated November 11, 2015, to the Advisory Agreement, dated as of January 7, 2014, among Hospitality Investors Trust, Inc., Hospitality Investors Trust Operating Partnership, L.P. and American Realty Capital Hospitality Advisors, LLC.

10.15(3)	Form of Management Agreement by and between Taxable REIT Subsidiary and American Realty Capital Hospitality Properties, LLC. (Crestline form).
10.16(10)	Form of Management Agreement by and between Taxable REIT Subsidiary and American Realty Capital Hospitality Grace Portfolio, LLC (Hilton Form).
10.17(10)	Form of Management Agreement by and between Taxable REIT Subsidiary and American Realty Capital Hospitality Grace Portfolio, LLC (McKibbon Form).
10.18(10)	Form of Management Agreement by and between Taxable REIT Subsidiary and American Realty Capital Hospitality Grace Portfolio, LLC (Inn Ventures Form).
10.19(3)	Form of Sub-Property Management Agreement among American Realty Capital Hospitality Properties, LLC and Crestline Hotels & Resorts, LLC.
10.20(10)
Second Amendment dated March 24, 2016 to the Advisory Agreement, dated as of January 7, 2014, among Hospitality Investors Trust, Inc., Hospitality Investors Trust Operating Partnership, L.P. and American Realty Capital Hospitality Advisors, LLC.

10.21(13)
Securities Purchase, Voting and Standstill Agreement, dated as of January 12, 2017, by and among Hospitality Investors Trust, Inc., American Realty Capital Hospitality Operating Partnership, LP and Brookfield Strategic Real Estate Partners II Hospitality REIT II LLC.

10.22(13)
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

10.23(14)	Ownership Limit Waiver Agreement, dated as of March 31, 2017, between Hospitality Investors Trust, Inc. and Brookfield Strategic Real Estate Partners II Hospitality REIT II LLC.
10.24(14)
Registration Rights Agreement, dated as of March 31, 2017, by and among Hospitality Investors Trust, Inc., Brookfield Strategic Real Estate Partners II Hospitality REIT II LLC, American Realty Capital Hospitality Advisors, LLC and American Realty Capital Hospitality Properties, LLC.

10.25(14)
Transition Services Agreement, dated as of March 31, 2017, by and among American Realty Capital Hospitality Advisors, LLC, Hospitality Investors Trust, Inc. and Hospitality Investors Trust Operating Partnership, L.P.

10.26(14)	Transition Services Agreement, dated as of March 31, 2017, by and among Crestline Hotels & Resorts LLC, Hospitality Investors Trust, Inc. and Hospitality Investors Trust Operating Partnership, L.P.
10.27(14)
Assignment and Amendment of Current Management Agreement, dated as of March 31, 2017, by and among American Realty Capital Hospitality Grace Portfolio, LLC, Crestline Hotels & Resorts, LLC, HIT Portfolio I TRS, LLC, HIT Portfolio I NTC TRS, LP and HIT Portfolio I MISC TRS, LLC.

10.28(14)
Assignment and Amendment of Current Management Agreement, dated as of March 31, 2017, by and among American Realty Capital Hospitality Grace Portfolio, LLC, Crestline Hotels & Resorts, LLC, HIT Portfolio II NTC TRS, LP, HIT Portfolio II TRS, LLC and HIT Portfolio II MISC TRS, LLC.

Exhibit No.	Description
10.29(14)
Assignment and Amendment of Management Agreement, dated as of March 31, 2017, by and among American Realty Capital Hospitality Grace Portfolio, LLC, Crestline Hotels & Resorts, LLC, HIT Portfolio I TRS, LLC, HIT Portfolio I NTC TRS, LP, HIT Portfolio II NTC TRS, LP, HIT Portfolio I DEKS TRS, LLC and HIT Portfolio I KS TRS, LLC.

10.30(14)
Assignment and Amendment of Crestline SWN Management Agreement, dated as of March 31, 2017, by and among American Realty Capital Hospitality Properties, LLC, Crestline Hotels & Resorts, LLC, HIT SWN INT NTC TRS, LP, HIT SWN TRS, LLC and HIT SWN CRS NTC TRS, LP.

10.31(14)
Assignment and Amendment of Management Agreement, dated as of March 31, 2017, by and among American Realty Capital Hospitality Properties, LLC, Crestline Hotels & Resorts, LLC, HIT TRS Baltimore, LLC, HIT TRS Providence, LLC, HIT TRS GA Tech, LLC and HIT TRS Stratford, LLC.

10.32(14)
Omnibus Agreement for Termination of Sub-Management Agreements, dated as of March 31, 2017, by and among American Realty Capital Hospitality Grace Portfolio, LLC, American Realty Capital Hospitality Properties, LLC, Crestline Hotels & Resorts, LLC and Crestline Hotels Ohio BEVCO, LLC.

10.33(14)
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

10.34(14)
Omnibus Assignment and Amendment of Management Agreement, dated as of March 31, 2017, by and among American Realty Capital Hospitality Grace Portfolio, LLC, HIT Portfolio I HIL TRS, LLC, HIT Portfolio I NTC HIL TRS, LP, HIT Portfolio II HIL TRS, LLC, HIT Portfolio II NTC HIL TRS, LP, Hampton Inns Management LLC and Homewood Suites Management LLC.

10.35(14)
Assignment and Amendment of Management Agreements, dated as of March 31, 2017, by and among American Realty Capital Hospitality Grace Portfolio, LLC, HIT Portfolio I MCK TRS, LLC, HIT Portfolio I NTC TRS, LP, HIT Portfolio II NTC TRS, LP, HIT Portfolio II MISC TRS, LLC and McKibbon Hotel Management, Inc.

10.36(14)	Assignment and Amendment of Management Agreements, dated March 31, 2017, by and among American Realty Capital Hospitality Grace Portfolio, LLC, HIT Portfolio I MISC TRS, LLC and Innventures IVI, LP.
10.37(14)
Assignment and Assumption Agreement, dated March 31, 2017, by and among American Realty Capital Hospitality Advisors, LLC, AR Global Investment, LLC and Hospitality Investors Trust Operating Partnership, L.P.

10.38(14)
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

10.39(14)
Trademark License Agreement, dated as of March 31, 2017, by and between (i) AR Capital, LLC and American Realty Capital Hospitality Advisors, LLC and (ii) Hospitality Investors Trust, Inc. and Hospitality Investors Trust Operating Partnership, L.P.

10.40(14)	First Amendment, dated as of March 31, 2017, to the Amended and Restated Limited Liability Company Agreement of HIT Portfolio I Holdco, LLC, dated as of February 27, 2015.
10.41(14)	Second Amendment, dated as of March 31, 2017, to the Amended and Restated Limited Liability Company Agreement of HIT Portfolio II Holdco, LLC, dated as of February 27, 2015.
10.42(14)	Amended and Restated Employee and Director Incentive Restricted Share Plan of Hospitality Investors Trust, Inc.
10.43(14)	Employment Agreement, dated as of March 31, 2017, by and between Jonathan P. Mehlman and Hospitality Investors Trust, Inc.
10.44(14)	Employment Agreement, dated as of March 31, 2017, by and between Edward Hoganson and Hospitality Investors Trust, Inc.
10.45(14)	Employment Agreement, dated as of March 31, 2017, by and between Paul C. Hughes and Hospitality Investors Trust, Inc.
10.46(14)	Compensation Payment Agreement, dated as of March 31, 2017, by and among Hospitality Investors Trust, Inc., Lowell G. Baron, Bruce G. Wiles and BSREP II Hospitality II Board LLC
10.47(14)	Form of Indemnification Agreement.

Exhibit No.	Description
10.48(15)
Mortgage Loan Agreement, dated as of April 28, 2017, by and among the Entities Listed on Schedule 1-A thereto, collectively, as borrower, and the Entities Listed on Schedule 1-B thereto, collectively, as operating lessee and Deutsche Bank AG, New York Branch, Citigroup Global Markets Realty Corp., and JPMorgan Chase Bank, National Association, collectively, as lender.

10.49(15)
Mezzanine Loan Agreement, dated as of April 28, 2017, by and among the Entities Listed on Schedule 1-A thereto, collectively, as borrower, and the Entities Listed on Schedule 1-B thereto, collectively, as operating lessee and Deutsche Bank AG, New York Branch, Citigroup Global Markets Realty Corp., and JPMorgan Chase Bank, National Association, collectively, as lender.

10.50(15)
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

10.51(15)
Guaranty of Recourse Obligations by Hospitality Investors Trust Operating Partnership, LP and Hospitality Investors Trust, Inc. to and for the benefit of Deutsche Bank AG, New York Branch, Citigroup Global Markets Realty Corp. and JPMorgan Chase Bank, National Association, dated as of April 28, 2017.

10.52(15)
Guaranty of Recourse Obligations by Hospitality Investors Trust Operating Partnership, LP and Hospitality Investors Trust, Inc. to and for the benefit of Deutsche Bank AG, New York Branch, Citigroup Global Markets Realty Corp. and JPMorgan Chase Bank, National Association, dated as of April 28, 2017.

10.53(15)
Environmental Indemnity Agreement, dated as of April 28, 2017, on behalf of Hospitality Investors Trust, Inc., Hospitality Investors Trust Operating Partnership, L.P. and the Entities Listed on Schedule I, as indemnitors, in favor of Deutsche Bank AG, New York Branch, Citigroup Global Markets Realty Corp. and JPMorgan Chase Bank, National Association, as indemnitee.

10.54(15)
Environmental Indemnity Agreement, dated as of April 28, 2017, on behalf of Hospitality Investors Trust, Inc., Hospitality Investors Trust Operating Partnership, L.P. and the Entities Listed on Schedule I, as indemnitors, in favor of Deutsche Bank AG, New York Branch, Citigroup Global Markets Realty Corp. and JPMorgan Chase Bank, National Association, as indemnitee.

10.55(16)	Second Amended and Restated Limited Liability Company Agreement of HIT Portfolio I Holdco, LLC, dated as of April 28, 2017.
10.56(17)
First Amendment to Loan Agreement dated as of May 17, 2017 by and among the Entities Listed on Schedule 1-A thereto, collectively, as borrower, and the Entities Listed on Schedule 1-B thereto, collectively, as operating lessee and Deutsche Bank AG, New York Branch, Citigroup Global Markets Realty Corp., and JPMorgan Chase Bank, National Association, collectively, as lender

10.57(17)
Note Consolidation and Splitter and Loan Modification Agreement dated as of May 24, 2017 by and among HIT Portfolio I Mezz, LP, as borrower, HIT Portfolio I TRS Holdco, as leasehold pledgor, and Deutsche Bank AG, New York Branch, Citigroup Global Markets Realty Corp., and JPMorgan Chase Bank, National Association, collectively, as lender

10.58(17)
Amendment No. 1 to Second Amended and Restated Term Loan Agreement dated as of June 29, 2017 by and among the Borrowers Party thereto, as borrowers, Hospitality Investors Trust, Inc. and Hospitality Investors Trust Operating Partnership, L.P., as guarantors, and Citibank, N.A., as administrative agent and as collateral agent

10.59(17)
First Amendment to Amended and Restated Agreement of Limited Partnership of Hospitality Investors Trust Operating Partnership, L.P. dated as of July 10, 2017, by Hospitality Investors Trust, Inc., as general partner

10.60(17)	Form of Restricted Share Unit Award Agreement (Non-Employee Directors)
10.61(17)	Form of Restricted Share Award Agreement (Non-Employee Directors)
10.62(18)
Second Amendment to Amended and Restated Agreement of Limited Partnership of Hospitality Investors Trust Operating Partnership, L.P. dated as of September 29, 2017, by Hospitality Investors Trust, Inc., as general partner

10.63(18)	Amendment to Employment Agreement, dated as of August 10, 2017, by and between Jonathan P. Mehlman and Hospitality Investors Trust, Inc.
10.64(18)	Amendment to Employment Agreement, dated as of August 10, 2017, by and between Edward T. Hoganson and Hospitality Investors Trust, Inc.
10.65(18)	Amendment to Employment Agreement, dated as of August 10, 2017, by and between Paul C. Hughes and Hospitality Investors Trust, Inc.
10.66(20)
Third Amendment to Amended and Restated Agreement of Limited Partnership of Hospitality Investors Trust Operating Partnership, L.P. dated as of December 29, 2017, by Hospitality Investors Trust, Inc., as general partner

Exhibit No.	Description
10.67(21)
Fourth Amendment to Amended and Restated Agreement of Limited Partnership of Hospitality Investors Trust Operating Partnership, L.P. dated as of February 27, 2018, by Hospitality Investors Trust, Inc., as general partner

10.68(21)
Fifth Amendment to Amended and Restated Agreement of Limited Partnership of Hospitality Investors Trust Operating Partnership, L.P. dated as of March 29, 2018, by Hospitality Investors Trust, Inc., as general partner

10.69(22)
Sixth Amendment to Amended and Restated Agreement of Limited Partnership of Hospitality Investors Trust Operating Partnership, L.P. dated as of July 2, 2018, by Hospitality Investors Trust, Inc., as general partner

10.70(23)
Seventh Amendment to Amended and Restated Agreement of Limited Partnership of Hospitality Investors Trust Operating Partnership, L.P. dated as of September 28, 2018, by Hospitality Investors Trust, Inc., as general partner

10.71(23)	Form of Restricted Share Unit Award Agreement (officers)
10.72(*)
Eighth Amendment to Amended and Restated Agreement of Limited Partnership of Hospitality Investors Trust Operating Partnership, L.P. dated as of December 31, 2018, by Hospitality Investors Trust, Inc., as general partner

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
XBRL (eXtensible Business Reporting Language). The following materials from Hospitality Investors Trust, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2018, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statements of Changes in Stockholders' Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

* Filed herewith

1.	Filed as an exhibit to Pre-Effective Amendment No. 2 to the Company's Registration Statement on Form S-11/A with the SEC on November 14, 2013.

2.	Filed as an exhibit to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11/A with the SEC on December 9, 2013.

3.	Filed as an exhibit to Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11/A with the SEC on December 13, 2013.

4.	Filed as an exhibit to the Company’s Form 10-K filed with the SEC on April 7, 2014.

5.	Filed as an exhibit to the Company’s Form 10-Q filed with the SEC on August 14, 2014.

6.	Filed as an exhibit to the Company’s Form 10-K filed with the SEC on March 31, 2015.

7.	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 13, 2015.

8.	Filed as an exhibit to the Company’s Form 10-Q filed with the SEC on November 16, 2015.

9.	Filed as Appendix A to the Company's Registration Statement on Form S-3 filed with the SEC on January 4, 2016.

10.	Filed as an exhibit to the Company’s Form 10-K filed with the SEC on March 28, 2016.

11.	Filed as an exhibit to the Company’s Form 8-K filed with the SEC on September 24, 2018.

12.	Filed as an exhibit to the Company's Form 10-Q filed with the SEC on November 10, 2016.

13.	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on January 13, 2017.

14.	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on March 31, 2017.

15.	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on May 3, 2017.

16.	Filed as an exhibit to the Company’s Form 10-Q filed with the SEC on May 15, 2017.

17.	Filed as an exhibit to the Company’s Form 10-Q filed with the SEC on August 10, 2017.

18.	Filed as an exhibit to the Company’s Schedule TO filed with the SEC on October 25, 2017.

19.	Filed as an exhibit to the Company’s Form 10-K filed with the SEC on March 31, 2017.

20.	Filed as an exhibit to the Company’s Form 10-K filed with the SEC on March 27, 2018.

21.	Filed as an exhibit to the Company’s Form 10-Q filed with the SEC on May 10, 2018.

22.	Filed as an exhibit to the Company’s Form 10-Q filed with the SEC on August 9, 2018.

23.	Filed as an exhibit to the Company’s Form 10-Q filed with the SEC on November 8, 2018

Item 16. Form 10-K Summary.
Not applicable.
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this day of April 16, 2019.

Hospitality Investors Trust, Inc.
By	/s/ Jonathan P. Mehlman
Jonathan P. Mehlman
CHIEF EXECUTIVE OFFICER AND PRESIDENT
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date
/s/ Jonathan P. Mehlman	Chief Executive Officer, President and Director (Principal Executive Officer)	April 16, 2019
Jonathan P. Mehlman

/s/ Edward T. Hoganson	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	April 16, 2019
Edward T. Hoganson

/s/ Bruce G. Wiles	Chairman of the Board of Directors	April 16, 2019
Bruce G. Wiles

/s/ Lowell G. Baron	Director	April 16, 2019
Lowell G. Baron

/s/ Stanley R. Perla	Independent Director	April 16, 2019
Stanley R. Perla

/s/ Abby M. Wenzel	Independent Director	April 16, 2019
Abby M. Wenzel

/s/ Edward A. Glickman	Independent Director	April 16, 2019
Edward A. Glickman

/s/ Stephen P. Joyce	Independent Director	April 16, 2019
Stephen P. Joyce

HOSPITALITY INVESTORS TRUST, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Hospitality Investors Trust, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Hospitality Investors Trust, Inc. and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive loss, changes in equity, and cash flows for each of the years in the three‑year period ended December 31, 2018, and the related notes and the financial statement schedule III - Real Estate and Accumulated Depreciation (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
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

/s/ KPMG LLP

We have served as the Company’s auditor since 2014.
McLean, Virginia
April 16, 2019

HOSPITALITY INVESTORS TRUST, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)

	December 31, 2018	December 31, 2017
ASSETS
Real estate investments:
Land	$337,858	$341,651
Buildings and improvements	1,947,619	1,921,396
Furniture, fixtures and equipment	257,314	226,242
Total real estate investments	2,542,791	2,489,289
Less: accumulated depreciation and amortization	(347,929)	(257,592)
Total real estate investments, net	2,194,862	2,231,697
Assets held for sale	—	5,586
Cash and cash equivalents	54,886	55,736
Restricted cash	27,959	63,444
Investments in unconsolidated entities	3,684	3,649
Below-market lease asset, net	9,030	9,428
Prepaid expenses and other assets	35,836	36,705
Goodwill	11,030	14,408
Total Assets	$2,337,287	$2,420,653

LIABILITIES, NON-CONTROLLING INTEREST AND EQUITY
Mortgage notes payable, net	$1,507,509	$1,495,777
Promissory note payable	—	1,000
Mandatorily redeemable preferred securities, net	219,596	233,058
Accounts payable and accrued expenses	62,965	67,452
Total Liabilities	$1,790,070	$1,797,287

Commitments and Contingencies
Contingently Redeemable Class C Units in operating partnership; 11,767,678 and 9,507,892 units issued and outstanding, respectively ($173,573 and $140,241 liquidation preference, respectively)	163,148	128,044

Stockholders' Equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, one share issued and outstanding	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized, 39,134,628 and 39,505,742 shares issued and outstanding, respectively	391	395
Additional paid-in capital	870,251	871,840
Deficit	(489,108)	(379,559)
Total equity of Hospitality Investors Trust, Inc. stockholders	381,534	492,676
Non-controlling interest - consolidated variable interest entity	2,535	2,646
Total Stockholders' Equity	$384,069	$495,322
Total Liabilities, Contingently Redeemable Class C Units, and Stockholders' Equity	$2,337,287	$2,420,653

The accompanying notes are an integral part of these statements.

HOSPITALITY INVESTORS TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except for share and per share data)

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
Revenues
Rooms	$572,415	$588,308	$566,633
Food and beverage	19,571	19,811	20,039
Other	14,073	12,956	12,920
Total revenue	$606,059	$621,075	$599,592
Operating expenses
Rooms	148,630	147,814	139,169
Food and beverage	16,471	16,158	15,986
Management fees	16,757	23,643	42,560
Other property-level operating expenses	240,509	242,925	230,546
Acquisition and transaction related costs	64	498	25,270
General and administrative	19,831	18,889	15,806
Depreciation and amortization	111,730	105,237	101,007
Impairment of goodwill and long-lived assets	29,796	32,689	2,399
Rent	6,716	6,569	6,714
Total operating expenses	$590,504	$594,422	$579,457
Operating income	$15,555	$26,653	$20,135
Interest expense	(106,199)	(98,865)	(92,264)
Other income (expense)	1,798	(1,260)	1,169
Equity in earnings of unconsolidated entities	187	403	399
Total other expenses, net	(104,214)	(99,722)	(90,696)
Loss before taxes	$(88,659)	$(73,069)	$(70,561)
Income tax expense (benefit)	(2,606)	(1,926)	1,371
Net loss and comprehensive loss	$(86,053)	$(71,143)	$(71,932)
Less: Net income attributable to non-controlling interest	85	244	315
Net loss before dividends and accretion	$(86,138)	$(71,387)	$(72,247)
Deemed dividend related to beneficial conversion feature of Class C Units	—	(4,535)	—
Dividends on Class C Units (cash and PIK)	(20,830)	(13,103)	—
Accretion of Class C Units	(2,581)	(1,668)	—
Net loss attributable to common stockholders	$(109,549)	$(90,693)	$(72,247)

Basic and diluted net loss attributable to common stockholders per common share	$(2.78)	$(2.30)	$(1.86)

Basic and diluted weighted average common shares outstanding	39,416,947	39,411,677	38,732,949

The accompanying notes are an integral part of these statements.

HOSPITALITY INVESTORS TRUST, INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(In thousands, except for share data)

	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Deficit	Total Equity of Hospitality Investors Trust, Inc. Stockholders	Non-controlling Interest	Total Non-controlling Interest and Equity
Balance, December 31, 2015	36,300,777	$363	$793,786	$(155,680)	$638,469	$2,740	$641,209
Issuance of common stock, net	61,181	1	1,146	—	1,147	—	1,147
Net loss attributable to Hospitality Investors Trust, Inc.	—	—	—	(72,247)	(72,247)	—	(72,247)
Net income attributable to non-controlling interest	—	—	—	—	—	315	315
Dividends paid or declared	1,732,822	17	38,697	(58,925)	(20,211)	(294)	(20,505)
Common stock issued through Distribution Reinvestment Plan	398,650	4	9,464	—	9,468	—	9,468
Share-based payments	—	—	66	—	66	—	66
Common stock offering costs, commissions and dealer manager fees	—	—	(10)	—	(10)	—	(10)
Balance, December 31, 2016	38,493,430	$385	$843,149	$(286,852)	$556,682	$2,761	$559,443
Issuance of common stock, net	1,125,403	11	18,597	—	18,608	—	18,608
Repurchase and retirement of common stock	(113,091)	(1)	(762)	—	(763)	—	(763)
Net loss before dividends and accretion	—	—	—	(71,387)	(71,387)	—	(71,387)
Net income attributable to non-controlling interest	—	—	—	—	—	244	244
Dividends paid or declared	—	—	—	(2,014)	(2,014)	(359)	(2,373)
Deemed dividend related to beneficial conversion feature of Class C Units	—	—	4,535	(4,535)	—	—	—
Cash distributions on Class C Units	—	—	—	(7,862)	(7,862)	—	(7,862)
Accretion on Class C Units	—	—	—	(1,668)	(1,668)	—	(1,668)
PIK distributions on Class C Units	—	—	—	(5,241)	(5,241)	—	(5,241)
Share-based payments	—	—	499	—	499	—	499
Waiver of obligation from Former Advisor	—	—	5,822	—	5,822	—	5,822

Balance, December 31, 2017	39,505,742	$395	$871,840	$(379,559)	$492,676	$2,646	$495,322
Repurchase and retirement of common stock	(378,324)	(4)	(3,071)	—	(3,075)	—	(3,075)
Net loss before dividends and accretion	—	—	—	(86,138)	(86,138)	—	(86,138)
Net income attributable to non-controlling interest	—	—	—	—	—	85	85
Dividends paid or declared	—	—	—	—	—	(196)	(196)
Cash distributions on Class C Units	—	—	—	(12,498)	(12,498)	—	(12,498)
Accretion on Class C Units	—	—	—	(2,581)	(2,581)	—	(2,581)
PIK distributions on Class C Units	—	—	—	(8,332)	(8,332)	—	(8,332)
Share-based payments	7,210	—	1,482	—	1,482	—	1,482
Balance, December 31, 2018	39,134,628	$391	$870,251	$(489,108)	$381,534	$2,535	$384,069

The accompanying notes are an integral part of these statements.

HOSPITALITY INVESTORS TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
Cash flows from operating activities:
Net loss	$(86,053)	$(71,143)	$(71,932)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	111,730	105,237	101,007
Impairment of goodwill and long-lived assets	29,796	32,689	2,399
Amortization and write-off of deferred financing costs	12,639	11,339	9,547
Loss of acquisition deposits	—	—	22,000
Other adjustments, net	2,033	2,065	(721)
Changes in assets and liabilities:
Prepaid expenses and other assets	(756)	(2,348)	2,982
Due to related parties	—	(2,879)	(3,399)
Accounts payable and accrued expenses	(2,607)	5,252	6,352
Net cash provided by operating activities	$66,782	$80,212	$68,235

Cash flows from investing activities:
Payment received on note for sale of hotel	1,625	—	—
Acquisition of hotel assets, net of cash received	—	(60,043)	(69,892)
Proceeds from sales of hotels, net	5,461	11,525	12,710
Real estate investment improvements and purchases of property and equipment	(103,155)	(78,935)	(91,311)
Payments related to Property Management Transactions	(1,000)	(13,000)	—
Other adjustments, net	35	(581)	—
Net cash used in investing activities	$(97,034)	$(141,034)	$(148,493)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	—	—	678
Repurchase of shares of common stock	(3,075)	(763)	—
Proceeds from Class C Units	25,000	135,000	—
Payment of Class C Units issuance costs	(944)	(13,866)	—
Payments of offering costs	—	—	(1,055)
Dividends/Distributions paid	(12,694)	(8,221)	(11,500)
Repayments of promissory and mortgage notes payable	—	(1,030,622)	(13,473)

HOSPITALITY INVESTORS TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

Repayment of Contingent Consideration	—	(4,620)	—
Mandatorily redeemable preferred securities redemptions	(14,370)	(56,071)	(4,335)
Proceeds from mortgage notes payable	—	1,101,000	70,384
Deferred financing fees	—	(19,672)	(721)
Net cash provided by (used in) financing activities	$(6,083)	$102,165	$39,978
Net change in cash and cash equivalents and restricted cash	(36,335)	41,343	(40,280)
Cash and cash equivalents and restricted cash, beginning of period	119,180	77,837	118,117
Cash and cash equivalents and restricted cash, end of period	$82,845	$119,180	$77,837

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
Supplemental disclosure of cash flow information:
Interest paid	$94,336	$88,392	$84,683
Income taxes paid	$802	$1,865	$763
Non-cash investing and financing activities:
Deemed dividend related to beneficial conversion feature of Class C Units	—	$(4,535)	—
Accretion of Class C Units	$(2,581)	$(1,668)	—
PIK Accrual on Class C Units	$(8,332)	$(5,241)	—
Waiver of Obligation from Former Advisor	—	$(5,822)	—
Class B Units in operating partnership converted and redeemed for Common Stock	—	$7,659	—
Note payable to Former Property Manager	—	$1,000	—
Common stock issued to Former Property Manager	—	$4,076	—
Real estate investment improvements and purchases of property and equipment in accounts payable and accrued expenses	$12,522	$14,267	$12,478
Seller financed acquisition	—	—	$20,000
Seller financed acquisition deposit	—	—	$7,500
Dividends declared but not paid	—	—	$4,765
Common stock issued through distribution reinvestment plan	—	—	$9,468

The accompanying notes are an integral part of these statements.

HOSPITALITY INVESTORS TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization
Hospitality Investors Trust, Inc. (the "Company"), incorporated on July 25, 2013, is a self-managed real estate investment trust ("REIT") that invests primarily in premium-branded select-service lodging properties in the United States. As of December 31, 2018, the Company owns or has an interest in a total of 144 hotels with a total of 17,321 guest rooms located in 33 states. As of December 31, 2018, all but one of these hotels operated under a franchise or license agreement with a national brand owned by one of Hilton Worldwide, Inc., Marriott International, Inc., Hyatt Hotels Corporation, and Intercontinental Hotels Group or one of their respective subsidiaries or affiliates. The Company's one unbranded hotel has a direct affiliation with a leading university in Atlanta.
The Company conducted its initial public offering ("IPO"), from January 2014 until November 2015 without listing shares of its common stock on a national securities exchange, and it has not subsequently listed its shares. There currently is no established trading market for the Company’s shares and there may never be one.
The Company is required to annually publish an Estimated Per-Share NAV pursuant to the rules and regulations of the Financial Industry Regulatory Authority. On April 23, 2018, the Company's board of directors unanimously approved an updated estimated net asset value per share of common stock ("Estimated Per-Share NAV") equal to $13.87 based on an estimated fair value of the Company's assets less the estimated fair value of the Company's liabilities, divided by 39,505,742 shares of common stock outstanding on a fully diluted basis as of December 31, 2017. The Company expects to publish its next annual Estimated Per-Share NAV during the second quarter of 2019.
Substantially all of the Company’s business is conducted through its operating partnership, Hospitality Investors Trust Operating Partnership, L.P. (the "OP"). On January 12, 2017, the Company, along with the OP, entered into the Securities Purchase, Voting and Standstill Agreement ("SPA") with Brookfield Strategic Real Estate Partners II Hospitality REIT II LLC (the "Brookfield Investor), to secure a commitment of up to $400 million by the Brookfield Investor to make capital investments in the Company necessary for the Company to meet its short-term and long-term liquidity requirements and obligations by purchasing units of limited partner interest in the OP entitled “Class C Units” (“Class C Units”) through February 2019. Following the final closing pursuant to the SPA on February 27, 2019 (the "Final Closing"), the Brookfield Investor no longer has any obligations or rights to purchase Class C Units pursuant to the SPA or otherwise.
The Brookfield Investor holds all the issued and outstanding Class C Units and the sole issued and outstanding Redeemable Preferred Share (as defined herein), and, as a result has significant governance and other rights that could be used to control or influence the Company's decisions or actions. As of December 31, 2018, the total liquidation preference of the issued and outstanding Class C Units was $173.6 million, and as of February 27, 2019, following the Final Closing, the total liquidation preference of the issued and outstanding Class C Units was $393.3 million. The Class C Units are convertible into units of limited partner interest in the OP entitled “OP Units” (“OP Units”), which may be redeemed for shares of the Company’s common stock or, at the Company’s option, the cash equivalent. As of the date of this Annual Report on Form 10-K, the Brookfield Investor owns or controls 40.7% of the voting power of the Company’s common stock on an as-converted basis (See Note 3 - Brookfield Investment and Note 20 - Subsequent Events for additional information).

Note 2 - Summary of Significant Accounting Policies
The accompanying consolidated financial statements of the Company included herein were prepared in accordance with United States Generally Accepted Accounting Principles ("GAAP"). The consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the periods presented. These adjustments are considered to be of a normal, recurring nature.
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

HOSPITALITY INVESTORS TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

HOSPITALITY INVESTORS TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impairment of Long Lived Assets

Upon the occurrence of certain “triggering events” under the provisions of the Accounting Standards Codification section 360-Property, Plant and Equipment, the Company reviews its hotel investments which are considered to be long-lived assets under GAAP for impairment.  These triggering events include significant declines in market value of the asset, significant declines in operating performance and significant adverse changes in economic conditions. If a triggering event occurs and circumstances indicate the carrying amount of the property may not be recoverable, the Company performs a recoverability test which compares the carrying amount to an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property’s use and eventual disposition. The estimates consider factors such as expected future operating income, market and other applicable trends and residual value, as well as the effects of demand, competition and other factors. If the Company determines it is unable to recover the carrying amount of the asset over the useful life, impairment is deemed to exist and an impairment loss will be recorded to the extent that the carrying amount exceeds the estimated fair value of the property. During the years ended December 31, 2018, December 31, 2017, and December 31, 2016, the Company recognized impairment losses on long-lived assets of $26.4 million, $15.6 million and $2.4 million, respectively (See Note 17-Impairments).
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
If all the criteria are met, a long-lived asset held for sale is measured at the lower of its carrying amount or fair value less cost to sell, and the Company will cease recording depreciation. Any such adjustment to the carrying amount is recorded as an impairment loss. The Company did not have any hotels that qualified as held for sale as of December 31, 2018. The Company had one hotel that qualified to be treated as an asset held for sale as of December 31, 2017 and an impairment loss of $1.4 million, which included goodwill impairment, was recognized on this hotel.
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

In January 2017, simultaneous with its entry into the SPA with the Brookfield Investor, the Company entered into the Framework Agreement with the Former Advisor, the Former Property Manager and certain other parties. The Framework Agreement provided for the Company’s transition from an externally managed company with no employees of its own that is dependent on the Former Advisor and its affiliates to manage its day-to-day operations, to a self-managed company. The

HOSPITALITY INVESTORS TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

transactions contemplated by the Framework Agreement, which included certain employees of the Former Advisor or its affiliates (including, at that time, Crestline) who had been involved in the management of our day-to-day operations, becoming employees of the Company, were consummated at, and as a condition to, the initial capital investment in the Company by the Brookfield Investor. The Company recognized the consideration transferred and acquisition of an in-place workforce, intellectual property and infrastructure assets pursuant to the Framework Agreement as a business combination in accordance with GAAP, and the Company recognized $31.6 million as goodwill (See Note 4 - Business Combinations). The Company recorded an impairment of its goodwill of $3.4 million and $17.1 million during the years ended December 31, 2018 and December 31, 2017, respectively (See Note 17 - Impairments).
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
Room sales are driven by a fixed fee charged to a hotel guest to stay at the hotel property for an agreed-upon period. A majority of the Company's room reservations are cancellable and the Company transfers promised goods and services to the hotel guest as of the date upon which the hotel guest occupies a room and at the same time earns and recognizes revenue. The Company offers advance purchase reservations that are paid for by the hotel guest in advance and the Company recognizes deferred revenue as a result of such reservations. The Company's obligation to the hotel guest is satisfied as of the date upon which the hotel guest occupies a room. The Company's room revenue accounted for 94.5%, 94.7%, and 94.5% of the Company's total revenue for the years ended December 31, 2018, 2017, and 2016, respectively. Food, beverage, and other revenue are recognized at the point of sale on the date of the transaction as the hotel guest simultaneously obtains control of the good or service.
Income Taxes
The Company elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code") commencing with its tax year ended December 31, 2014. In order to continue to qualify as a REIT, the Company must annually distribute to its stockholders 90% of its REIT taxable income (which does not equal net income as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding net capital gain, and must comply with various other organizational and operational requirements. The Company generally will not be subject to federal corporate income tax on that portion of its REIT taxable income that it distributes to its stockholders. The Company may be subject to certain state and local taxes on its income, property taxes and federal income and excise taxes on its undistributed income. The Company's hotels are leased to taxable REIT subsidiaries, which are owned by the OP. The taxable REIT subsidiaries are subject to federal, state and local income taxes.

HOSPITALITY INVESTORS TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
GAAP prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. The Company must determine whether it is "more-likely-than-not" that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon settlement in order to determine the amount of benefit to recognize in the financial statements. This accounting standard applies to all tax positions related to income taxes. As of December 31, 2018, the Company's tax years that remain subject to examination by major tax jurisdictions are 2014, 2015, 2016, 2017 and 2018.
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

HOSPITALITY INVESTORS TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
See Note 12 - Fair Value Measurements for fair value disclosures.
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
Until the Final Closing, the Company could have become obligated pursuant to the SPA with the Brookfield Investor to issue additional Class C Units. This obligation was considered a contingent forward contract under Accounting Standards Codification section 480 - Distinguishing Liabilities from Equity, and the Company accounted for it as a liability. The fair value of the contingent forward liability was initially recognized at zero since the contingent forward contract was executed at fair market value. The fair value of the contingent forward liability was zero and $1.4 million as of December 31, 2018 and December 31, 2017, respectively (See Note 13 - Commitments and Contingencies).
Advertising Costs
The Company expenses advertising costs for hotel operations as incurred. These costs were $17.9 million for the year ended December 31, 2018, $18.4 million for the year ended December 31, 2017, and $17.2 million for the year ended December 31, 2016.
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

	December 31, 2018	December 31, 2017
Trade receivables	$8,329	$9,638
Note receivable from sale of hotel	—	$1,625
Allowance for doubtful accounts	(338)	(312)
Trade and Note receivables, net of allowance	$7,991	$10,951

Reportable Segments

HOSPITALITY INVESTORS TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Derivative Transactions
The Company at certain times enters into derivative instruments to hedge exposure to changes in interest rates. The Company’s derivatives as of December 31, 2018, consist of interest rate cap agreements which it believes will help to mitigate its exposure to increasing borrowing costs under floating rate indebtedness. The Company has elected not to designate its interest rate cap agreements as cash flow hedges. The impact of the interest rate caps for the year ended December 31, 2018, was immaterial to the consolidated financial statements.
See disclosures above with respect to Class C Units and contingent forward liability. The contingent forward is considered a derivative transaction under GAAP.
Recently Issued Accounting Pronouncements
On January 1, 2018, the Company adopted the following accounting standards issued by the Financial Accounting Standards Board (FASB):

•	ASC Topic 606, Revenue from Contracts with Customers

•	ASU 2016-18, Statement of Cash Flows-Restricted Cash (Topic 230)

•	ASU 2017-01, Business Combinations (Topic 805)

•	ASU 2017-09 Compensation - Stock Compensation (Topic 718)
The Company's adoption of ASC Topic 606 using the modified retrospective approach had an immaterial impact on its consolidated financial statements and no adjustments to the prior-period consolidated financial statements were required.
The Company's adoption of ASU 2017-01 had no impact on its consolidated financial statements.
The Company's adoption of ASU 2017-09 had an immaterial impact on its consolidated financial statements.
The Company's adoption of ASU 2016-18 using the retrospective approach resulted in reclassification of prior-period restricted cash balances and activity in the Consolidated Statement of Cash Flows. The amounts included in restricted cash on the Company's Consolidated Balance Sheet are now included with cash and cash equivalents on the statement of cash flows. These amounts totaled $27.9 million, $63.4 million and $35.1 million as of December 31, 2018, 2017 and 2016, respectively. The adoption of this standard did not change the Company's balance sheet presentation.

In February 2016, the FASB issued ASU 2016-02 Leases ("ASU 2016-02"), which requires an entity to separate lease components from nonlease components in a contract. ASU 2016-02 provides more guidance on how to identify and separate components than did previous GAAP. ASU 2016-02 requires lessees to recognize assets and liabilities arising from operating leases on the balance sheet. This amendment has not fundamentally changed lessor accounting, however some changes have been made to align and conform to the lessee guidance. The standard requires a modified retrospective approach, with an option to use certain transition relief. In July 2018, the FASB issued ASU 2018-10, Codification Improvements ("ASU 2018-10") and ASU 2018-11 (“ASU 2018-11”), Targeted Improvements to Topic 842, Leases. The amendments in ASU 2018-10 affect narrow aspects of the guidance issued earlier, remove certain inconsistencies and provide additional clarification related to the guidance issued earlier. ASU 2018-11 provides entities with an additional optional transition method to adopt ASU 2016-02 by recognizing a cumulative-effect adjustment to opening balance of retained earnings in the period of adoption. The adoption of ASU 2016-02 becomes effective for the Company for the fiscal year beginning on January 1, 2019, and all subsequent annual and interim periods. The Company expects to elect the cumulative-effect transition method and the package of practical

HOSPITALITY INVESTORS TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

expedients. To the extent the Company elects the package of practical expedients the Company will be permitted not to reassess under the new standard the Company's prior conclusions about its existing leases to include lease identification, lease classification and initial direct costs. The Company does not expect to elect the use-of-hindsight expedient. While the Company continues to assess all of the effects of this standard, the Company anticipates that this standard will have a material impact on the Company's Consolidated Balance Sheets. However, the Company does not expect this standard to have a material impact on the Company's Consolidated Statement of Operations and Comprehensive Loss. The most significant effects of this standard relate to the recognition of the Company's operating leases with a term longer than twelve months, which are primarily comprised of one operating lease with respect to the Georgia Tech Hotel & Conference Center, the Company's office space lease, and nine ground leases, under which it is the lessee, as right of use assets ("ROU") and corresponding lease liabilities in the Consolidated Balance Sheets. On adoption, the Company expects to recognize ROU assets and corresponding lease liabilities between $50 million and $60 million and will also reclassify its intangible assets for below market leases and intangible liabilities for above market leases to the beginning balance of ROU assets.

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

On February 27, 2019, the Final Closing occurred, pursuant to which we sold 14,898,060.78 additional Class C Units to the Brookfield Investor, for a purchase price of $14.75 per Class C Unit, or $219.7 million in the aggregate. Following the Final Closing, the Brookfield Investor no longer has any obligations or rights to purchase additional Class C Units pursuant to the SPA or otherwise (See Note 20 - Subsequent Events).

Without obtaining the prior approval of the majority of the then outstanding Class C Units and/or at least one of the two directors (each, a "Redeemable Preferred Director") elected to the Company’s board of directors by the Brookfield Investor pursuant to its rights as the holder of the Redeemable Preferred Share, the Company is restricted from taking certain operational and governance actions. These restrictions (collectively referred to herein as the “Brookfield Approval Rights”) are subject to certain exceptions and conditions. See “Brookfield Approval Rights” below.

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

HOSPITALITY INVESTORS TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Class C Units
As of December 31, 2018, the Class C Units are reflected on the Consolidated Balance Sheets at $163.1 million. The value of the Class C Units as of December 31, 2018, is derived by reducing the $160.0 million in gross proceeds by the $14.8 million in costs directly attributable to the issuance of Class C Units, including $6.0 million paid directly to the Brookfield Investor at the Initial Closing in the form of expense reimbursements and a commitment fee, and increased by $13.6 million in quarterly distributions payable to holders of Class C Units in the form of additional Class C Units, $4.2 million in the accretion of the carrying value to the liquidation preference through December 31, 2018, and $0.1 million resulting from a change in value of the contingent forward liability.
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
The Brookfield Investor is also entitled to receive tax distributions under certain limited circumstances. As of December 31, 2018, no tax distributions have been paid.
For the year ended December 31, 2017, the Company paid cash distributions of $7.9 million and PIK Distributions of 355,349.60 Class C Units to the Brookfield Investor, as the sole holder of the Class C Units. For the year ended December 31, 2018, the Company paid cash distributions of $12.5 million and PIK Distributions of 564,870.56 Class C Units to the Brookfield Investor, as the sole holder of the Class C Units.

HOSPITALITY INVESTORS TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Remedies Upon Failure to Redeem
If the OP fails to redeem Class C Units when required to do so pursuant to the terms of the A&R LPA, beginning three months after such failure BSREP II Hospitality II Special GP, OP LLC (the "Special General Partner"), an affiliate of the Brookfield Investor, has the exclusive right, power and authority to sell the assets or properties of the OP for cash at such time or times as the Special General Partner may determine, upon engaging a reputable, national third party sales broker or investment bank reasonably acceptable to holders of a majority of the then outstanding Class C Units to conduct an auction or similar process designed to maximize the sales price. The proceeds from sales of assets or properties by the Special General Partner must be used first to make any and all payments or distributions due or past due with respect to the Class C Units, regardless of the impact of such payments or distributions on the Company or the OP.
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

HOSPITALITY INVESTORS TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Note 4 - Business Combinations
2016 and 2017 Summit Acquisitions
On February 11, 2016, the Company completed the acquisition of six hotels from affiliates of Summit Hotel Properties, Inc. (the "Summit Sellers") for an aggregate purchase price of $108.3 million. The acquisition was funded with previously paid earnest moneys deposits, proceeds from a loan from the Summit Sellers, and proceeds from a mortgage loan on the hotels acquired.

On April 27, 2017, the Company completed the acquisition of seven hotels from the Summit Sellers for an aggregate purchase price of $66.5 million. The acquisition was funded with previously paid earnest money deposits, proceeds from the sale of Class C Units to the Brookfield Investor at the Initial Closing, and proceeds from a mortgage loan on the hotels acquired.

2018 Acquisitions
The Company did not acquire any hotels during the year ended December 31, 2018.
Framework Agreement: The Company has determined that the consummation of the transactions pursuant to the Framework Agreement, which included the transfer of consideration and acquisition of an in-place workforce, intellectual property and infrastructure assets, represent a business combination as defined by FASB Accounting Standard Codifications 805 - Business Combinations.
The total consideration paid by the Company as a result of the transactions completed at the Initial Closing pursuant to the Framework Agreement was $31.6 million, comprised of a cash payment of $10.0 million, a non-interest bearing short-term note payable of $4.0 million, a waiver of repayment by the Former Advisor of Organization or Offering Expenses owed to the Company of $5.8 million, newly issued common stock of $4.1 million, and common stock issued upon conversion and redemption of Class B Units of $7.7 million (See Note 14 - Related Party Transactions and Arrangements). The Company determined the fair value on the date of grant of the Company's common stock to be $14.59 per share (See Note 10 - Common Stock).
In applying the acquisition method of accounting, the Company recognized all consideration transferred of $31.6 million as goodwill and no value was allocated to the infrastructure fixed assets and intellectual property which were immaterial. The recognized goodwill balance is representative of employees acquired and the synergies expected to be achieved through reduced advisory and property management fees. During the years ended December 31, 2018 and December 31, 2017, the Company recognized goodwill impairment of  $3.4 million and $17.1 million, respectively (See Note 17- Impairments).

Note 5 - Leases
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

HOSPITALITY INVESTORS TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Minimum Rental Commitments	Amortization of Below Market Lease Intangible to Rent Expense
Year ending December 31, 2019	$5,227	$398
Year ending December 31, 2020	5,265	398
Year ending December 31, 2021	5,271	398
Year ending December 31, 2022	5,292	398
Year ending December 31, 2023	5,298	398
Thereafter	71,153	7,040
Total	$97,506	$9,030
The Company has allocated values to certain above and below-market lease intangibles based on the difference between market rents and rental commitments under the leases. During the years ended December 31, 2018, December 31, 2017 and December 31, 2016, amortization of below-market lease intangibles, net, to rent expense was $0.4 million, $0.4 million and $0.4 million, respectively. Rent expense for the years ended December 31, 2018, December 31, 2017 and December 31, 2016 was $6.3 million, $6.2 million and $6.3 million, respectively.

Note 6 - Mortgage Notes Payable

The Company’s mortgage notes payable as of December 31, 2018 and December 31, 2017 consist of the following, respectively (in thousands):

	Outstanding Mortgage Notes Payable
Encumbered Properties	December 31, 2018	December 31, 2017	Interest Rate	Payment	Maturity
Baltimore Courtyard & Providence Courtyard	$45,500	$45,500	4.30%	Interest Only, Principal paid at Maturity	April 2019
Hilton Garden Inn Blacksburg Joint Venture	10,500	10,500	4.31%	Interest Only, Principal paid at Maturity	June 2020
87 - Pack Mortgage Loan - 87 properties in Grace Portfolio	805,000	805,000	One-month LIBOR plus 2.56%	Interest Only, Principal paid at Maturity	May 2019, subject to three, one year extension rights
87 - Pack Mezzanine Loan - 87 properties in Grace Portfolio	110,000	110,000	One-month LIBOR plus 6.50%	Interest Only, Principal paid at Maturity	May 2019, subject to three, one year extension rights
Additional Grace Mortgage Loan - 20 properties in Grace Portfolio and one additional property	232,000	232,000	4.96%	Interest Only, Principal paid at Maturity	October 2020
Term Loan -28 properties	310,000	310,000	One-month LIBOR plus 3.00%	Interest Only, Principal paid at Maturity	May 2019, subject to three, one year extension rights
Total Mortgage Notes Payable	$1,513,000	$1,513,000
Less: Deferred Financing Fees, Net	$5,491	$17,223
Total Mortgage Notes Payable, Net	$1,507,509	$1,495,777

HOSPITALITY INVESTORS TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Interest expense related to the Company's mortgage notes payable for the year ended December 31, 2018, for the year ended December 31, 2017, and for the year ended December 31, 2016 was $76.3 million, $66.8 million, and $60.1 million, respectively.

Baltimore Courtyard and Providence Courtyard
The Baltimore Courtyard and Providence Courtyard Loan was refinanced on April 5, 2019. See Note 20 - Subsequent Events.
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
For the term of the 87-Pack Loans, the Company and the OP are required to maintain, on a consolidated basis, a net worth of $250.0 million (excluding accumulated depreciation and amortization). As of December 31, 2018, the Company was in compliance with this financial covenant.
Additional Grace Mortgage Loan

A portion of the purchase price of the Grace Portfolio was financed through additional mortgage financing which loan was refinanced during October 2015 (the “Additional Grace Mortgage Loan”). The Additional Grace Mortgage Loan carries a fixed annual interest rate of 4.96% per annum with a maturity date on October 6, 2020. Pursuant to the Additional Grace Mortgage Loan, the Company agreed to make periodic payments into an escrow account for the PIPs required by the franchisors, and the Company made the final PIP reserve payment during June 2018. The Additional Grace Mortgage Loan includes the following

HOSPITALITY INVESTORS TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

financial covenants: minimum consolidated net worth and minimum consolidated liquidity. As of December 31, 2018, the Company was in compliance with these financial covenants.
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
For the term of the Term Loan, the Company and the OP are required to maintain, on a consolidated basis, a net worth of $250.0 million (excluding accumulated depreciation and amortization). As of December 31, 2018, the Company was in compliance with this financial covenant.

Note 7 - Promissory Notes Payable
Note Payable to Former Property Manager
As part of the consideration for the Property Management Transactions (as defined in Note 14 below), the Company and the OP agreed pursuant to the Framework Agreement to make certain cash payments to the Former Property Manager, which agreement was classified under GAAP as a short-term note payable with the Former Property Manager. The note payable which was non-interest bearing and required twelve monthly installments of $333,333.33, was repaid in full during March 2018. See Note 14 - Related Party Transactions and Arrangements for additional information.

Note 8 - Mandatorily Redeemable Preferred Securities
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
Due to the fact that the Grace Preferred Equity Interests were mandatorily redeemable and certain of their other characteristics, the Grace Preferred Equity Interests have been treated as debt in accordance with GAAP.
The holders of the Grace Preferred Equity Interests were entitled to monthly distributions at a rate of 7.50% per annum for the first 18 months following closing, through August 2016, and entitled to 8.00% per annum thereafter. The Company was required to reduce the liquidation value of the Grace Preferred Equity Interests to 50.0% of the $447.1 million originally issued by February 27, 2018, and to redeem the Grace Preferred Equity Interests in full by February 27, 2019. The Company was obligated to use 35% of any IPO and other equity issuance proceeds to redeem the Grace Preferred Equity Interests at par, up to

HOSPITALITY INVESTORS TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

a maximum of $350.0 million in redemptions for any 12-month period. Accordingly, the Company has used a portion of the proceeds from its prior equity issuances to redeem a portion of the Grace Preferred Equity Interests.
On February 27, 2018, the Company used $10.6 million of proceeds from the concurrent sale of Class C Units to the Brookfield Investor to reduce the liquidation value of the Grace Preferred Equity Interests to $223.5 million, and thereby satisfied its obligation to redeem 50.0% of the Grace Preferred Equity Interests originally issued by such date. During the year ended December 31, 2018, the Company also used $3.8 million of proceeds from the sale of one of its hotels to further reduce the liquidation value of the Grace Preferred Equity Interests to $219.7 million as of December 31, 2018. On February 27, 2019, the Company used proceeds from the concurrent sale of Class C Units to the Brookfield Investor at the Final Closing to redeem the remaining $219.7 million in liquidation value of Grace Preferred Equity Interests (See Note 20 - Subsequent Events).
Note 9 - Accounts Payable and Accrued Expenses
The following is a summary of the components of accounts payable and accrued expenses (in thousands):

	December 31, 2018	December 31, 2017
Trade accounts payable	$22,247	$24,261
Accrued expenses	40,718	43,191
Total	$62,965	$67,452
Note 10 - Common Stock
The Company had 39,134,628 shares and 39,505,742 shares of common stock outstanding as of December 31, 2018 and December 31, 2017, respectively.
Common Stock Issuances
At the Initial Closing, the Company issued 279,329 shares of the Company’s common stock to the Former Property Manager, and converted all 524,956 Class B Units held by the Former Advisor into 524,956 OP Units, and, immediately following such conversion, redeemed such 524,956 OP Units for 524,956 shares of the Company’s common stock.

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
Share Repurchase Program
On September 24, 2018, the Company announced that its board of directors had adopted a new share repurchase program (the "SRP"), effective as of October 1, 2018, pursuant to which the Company was offering, subject to certain terms and conditions, liquidity to stockholders by offering to make quarterly repurchases of common stock at a price to be established by the board of directors. In February 2019, the board of directors suspended the SRP. The suspension will remain in effect unless and until the board takes further action to reactivate the SRP. There can be no assurance the SRP will be reactivated on its current terms, different terms or at all.

The Company repurchased 208,977 shares of its common stock pursuant to the SRP for a total purchase price of $1.9 million during the quarter and year ended December 31, 2018. The Company did not make any share repurchases pursuant to the SRP in 2017.
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

HOSPITALITY INVESTORS TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company, for an aggregate purchase price of $1.2 million. On August 2, 2018, the Company was advised that, due to an error by the Depositary for the Company Offer, a total of 912 shares were improperly accepted in the Company Offer. Upon correction of this error, the total shares purchased and retired by the Company was 169,348 shares.

During the year ended December 31, 2017, the Company completed a self-tender offer in response to an unsolicited offer to stockholders by a third party. A total of 113,091 shares were tendered in the offer and purchased and subsequently retired by the Company, for an aggregate purchase price of $763,366.

Note 11 - Share-Based Payments

The Company has an employee and director incentive restricted share plan (as amended and/or restated, the “RSP”), which provides it with the ability to grant awards of restricted shares and RSUs to the Company’s directors, officers and employees, as well as the directors and employees of entities that provide services to the Company. The total number of shares of common stock that may be granted under the RSP may not exceed 5% of the authorized shares of common stock at any time and in any event may not exceed 4,000,000 shares (as such number may be adjusted for stock splits, stock dividends, combinations and similar events).
Restricted share awards entitle the recipient to receive shares of common stock from the Company under terms that provide for vesting over a specified period of time or upon attainment of pre-established performance objectives. Such awards would typically be forfeited with respect to the unvested shares upon the termination of the recipient’s employment or other relationship with the Company. Restricted shares may not, in general, be sold or otherwise transferred until restrictions are removed and the shares have vested. Holders of restricted shares may receive cash or stock distributions when and if paid prior to the time that the restrictions on the restricted shares have lapsed. Any distributions payable in shares of common stock are generally subject to the same restrictions as the underlying restricted shares. The restricted shares are measured at fair value and expensed over the applicable vesting period. The Company recognizes the impact of forfeited restricted share awards as they occur.
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
Restricted Share Awards
A summary of the Company's restricted share awards for the year ended December 31, 2018 is presented below.

HOSPITALITY INVESTORS TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Number of Shares	Weighted Average Grant Date Fair Value (per share)	Aggregate Intrinsic Value (in thousands)
Non-vested December 31, 2017	7,576	$14.59	$111
Granted	7,210	$14.18	$102
Vested	(7,576)	$14.59	$111
Forfeitures	—	$—	$—
Non-vested December 31, 2018	7,210	$14.18	$102
Prior to the Initial Closing, the Company made annual restricted share awards to its independent directors that vested annually over a five-year period following the date of grant, subject to continued service. In connection with the Initial Closing, the Company implemented a new director compensation program. Following the Initial Closing and pursuant to a compensation payment agreement, restricted share awards are made to an affiliate of the Brookfield Investor in respect of the Redeemable Preferred Directors’ service on the board of directors and vest on the earlier of the first anniversary of the date of grant or the date of the next annual meeting of the board of directors following the date of grant, subject to the continued service of the applicable Redeemable Preferred Director.
The compensation expense related to restricted shares for the years ended December 31, 2018 and December 31, 2017 was less than $0.1 million. As of December 31, 2018, there was less than $0.1 million of unrecognized compensation expense remaining.
RSU Awards
A summary of the Company's RSU awards for the year ended December 31, 2018 is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value (per share)	Aggregate Intrinsic Value (in thousands)
Non-vested December 31, 2017	99,840	$15.04	$1,502
Granted	286,509	$14.18	$4,063
Vested	(42,507)	$14.98	$637
Forfeited	(11,478)	$14.20	$163
Non-vested December 31, 2018	332,364	$14.34	$4,765
RSU awards to the Company’s executive officers and other employees generally vest annually over a four-year vesting period following the date of grant, subject to continued service. RSU awards to directors vest on the earlier of the first anniversary of the date of grant or the date of the next annual meeting of the board of directors following the date of grant, subject to the continued service of the applicable director. In addition, during 2017, certain RSU awards to directors other than Redeemable Preferred Directors were issued in connection with the simultaneous forfeiture of an equal number of restricted shares. These RSU awards have the same vesting terms as the restricted shares which were forfeited (i.e., annually over a five-year period following the date of grant of the original restricted share award). Vested RSUs may only be settled in shares of common stock and such settlement generally will be on the earliest of (i) in the calendar year in which the third anniversary of each applicable vesting date occurs, (ii) termination of the recipient’s services to the Company and (iii) a change in control event. During November 2018, 10,800 RSU awards were forfeited by three executive officers. Simultaneously with these forfeitures, a total of 10,800 new RSU awards were granted to various non-executive employees of the Company with the same vesting terms as the RSU awards forfeited. As of December 31, 2018, the Company anticipates that all unvested RSUs will vest in accordance with their terms.
The compensation expense related to RSUs for the years ended December 31, 2018 and December 31, 2017 was approximately $1.4 million and $0.4 million, respectively. As of December 31, 2018, there was $3.7 million of unrecognized compensation expense remaining.

Note 12 - Fair Value Measurements

HOSPITALITY INVESTORS TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

	December 31, 2018
	Carrying Amount	Fair Value
Mortgage notes payable	$1,513,000	$1,512,927
Mandatorily redeemable preferred securities	$219,746	$219,746
Total	$1,732,746	$1,732,673
The fair value of the mortgage notes payable and mandatorily redeemable preferred securities were determined using the discounted cash flow method and applying current market rates and is classified as level 3 under the fair value hierarchy. Market rates take into consideration general market conditions and maturity.
During the years ended December 31, 2017 and December 31, 2018, the Company recorded impairment losses on its hotel properties (See Note 17 - Impairments). The fair value of these hotel properties was based on the observable market data which is considered level 2 input under the fair value hierarchy and unobservable inputs that reflect the Company's internal assumptions, which are considered level 3 input under the fair value hierarchy. Discount rates used in the determination of the fair value of hotel properties generally range from 8% to 11%.

Note 13 - Commitments and Contingencies
Litigation
In the ordinary course of business, the Company may become subject to litigation, claims and regulatory matters. There are no material legal or regulatory proceedings pending or known to be contemplated against the Company at the date of this filing, other than as set forth below.
A special litigation committee of the Company's board of directors (the “SLC”) has been empowered by a resolution adopted by the board of directors to investigate claims asserted in shareholder demand letters sent to the board by counsel for two stockholders of the Company, Tom Milliken and Stuart Wollman, as well as the allegations contained in an Amended Complaint filed by Mr. Milliken in the United States District Court for the Southern District of New York (the “Federal Court Action”). The resolution creating the SLC also empowers the SLC to determine whether to pursue actions against the defendants in the Federal Court Action. The SLC, which is represented by independent counsel, has substantially completed its investigation of the claims contained in the demand letters and Federal Court Action (collectively “the Claims”).
The SLC has determined it appropriate to pursue certain but not all of the Claims asserted. The defendants associated with these claims include Nicholas Schorsch, William Kahane, the Company’s former external advisor and property managers, and the parent of the former sponsor of the Company, along with individuals associated with the parent. These claims include the following: (1) breach of fiduciary duty and corporate waste regarding the property management agreements entered into with affiliates of the Company’s former external advisor and fees paid pursuant to those agreements; (2) breach of fiduciary duty and corporate waste regarding the amendment to the advisory agreement with its former external advisor and fees paid pursuant to the amended agreement; and (3) breach of fiduciary duty, corporate waste, aiding and abetting breach of fiduciary duty and unjust enrichment relating to fees paid by the Company in connection with the restructuring/termination of agreements regarding the management of the properties acquired by the Company.
The Company’s current chief executive officer, Jonathan P. Mehlman, received a portion of the fees/compensation discussed above. The SLC has been in discussion with Mr. Mehlman regarding those fees/compensation and Mr. Mehlman has agreed in principle subject to signing a definitive settlement agreement and receiving court approval to pay back to the Company a portion of the fees he received in resolution of the Claims as they pertain to him. The SLC intends to present this

HOSPITALITY INVESTORS TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

resolution to the Court in order to seek Court approval and dismissal as to Mr. Mehlman. The SLC has otherwise determined not to pursue claims against the remaining current directors and officers named as defendants in the Federal Court Action.
The SLC is in the process of preparing a report regarding its investigation and will be working with the Company to submit the SLC’s report as well as any necessary motions to address any other claims that the SLC may seek to settle, any claims the SLC may seek to pursue that could not otherwise be settled and dismissal of the claims the SLC has determined not to pursue. For the claims that the SLC seeks to pursue, the Company will request that it be substituted as the plaintiff to replace the current shareholder plaintiff in the Federal Court Action.
The Claims do not seek recovery of losses from or damages against the Company, but instead allege that the Company has sustained damages as a result of actions by the defendants, and therefore no accrual of any potential liability was necessary as of December 31, 2018, other than for incurred out-of-pocket legal fees and expenses.
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
Contingent Forward Liability
Until the Final Closing, the Company could have become obligated pursuant to the SPA with the Brookfield Investor to issue additional Class C Units. This obligation was considered a contingent forward contract under Accounting Standards Codification section 480 - Distinguishing Liabilities from Equity, and the Company accounted for it as a liability. The fair value of the contingent forward liability was initially recognized at zero since the contingent forward contract was executed at fair market value. The fair value of the contingent forward liability was $1.4 million as of December 31, 2017 which was included in the Consolidated Balance Sheet in accounts payable and accrued expenses. On February 27, 2019, the Company used the proceeds from the concurrent sale of Class C Units to the Brookfield Investor to redeem the remaining $219.7 million in liquidation value of Grace Preferred Equity Interests, and the Brookfield Investor no longer has any obligations or rights to purchase additional Class C Units. Accordingly, at December 31, 2018, the Company recognized the fair value of the liability as income through current earnings, and thereby extinguished the contingent forward liability.

Note 14 - Related Party Transactions and Arrangements
Relationships with the Brookfield Investor and its Affiliates

On January 12, 2017, the Company and the OP entered into the SPA and the Framework Agreement. On March 31, 2017, the Initial Closing occurred and a variety of transactions contemplated by the SPA and the Framework Agreement were consummated, including the issuance and sale of the Redeemable Preferred Share and 9,152,542.37 Class C Units and the execution or taking of various agreements and actions required to effectuate the Company's transition to self-management. On February 27, 2018, the Second Closing occurred, pursuant to which the Company sold 1,694,915.25 additional Class C Units to the Brookfield Investor, for a purchase price of $14.75 per Class C Unit, or $25.0 million in the aggregate. On February 27, 2019, the Final Closing occurred, pursuant to which the Company sold 14,898,060.78 additional Class C Units to the Brookfield Investor, for a purchase price of $14.75 per Class C Unit, or $219.7 million in the aggregate. Following the Final Closing, the Brookfield Investor no longer has any obligations or rights to purchase additional Class C Units pursuant to the SPA or otherwise.

Holders of Class C Units are entitled to receive, with respect to each Class C Unit, fixed, quarterly cumulative cash distributions at a rate of 7.50% per annum from legally available funds. Holders of Class C Units are also entitled to receive, with respect to each Class C Unit, fixed, quarterly, cumulative PIK Distributions payable in Class C Units at a rate of 5% per annum. For the year ended December 31, 2017, the Company paid cash distributions of $7.9 million and PIK Distributions of

HOSPITALITY INVESTORS TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

355,349.60 Class C Units to the Brookfield Investor, as the sole holder of the Class C Units. For the year ended December 31, 2018, the Company paid cash distributions of $12.5 million and PIK Distributions of 564,870.56 Class C Units to the Brookfield Investor, as the sole holder of the Class C Units.

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

During the years ended December 31, 2017 and December 31, 2016, the Company incurred $4.6 million, and $18.0 million in asset management fees, respectively and $0.9 million, and $2.4 million in general and administrative expense reimbursements, respectively, charged by and due to the Former Advisor, and $2.0 million, and $8.5 million in property management fees charged by and due to the Former Property Manager. As all of the Company's arrangements with the Former Advisor and the Former Property Manager (as described in more detail below) have been terminated, there were no fees or reimbursements to these parties incurred by the Company during the year ended December 31, 2018. Except for the short-term note payable due to the Former Property Manager described below which was repaid in full during March 2018, there were no fees or reimbursements payable due to the Former Advisor and its affiliates as of December 31, 2018 and December 31, 2017, respectively.

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

•
made a monthly cash payment in the amount of $333,333.33, $4.0 million in the aggregate, to the Former Property Manager on the 15th day of each month for the 12 months following the Initial Closing (See Note 7 - Promissory Notes Payable), all of which have been completed as of March 31, 2018;

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

HOSPITALITY INVESTORS TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•
converted all 524,956 units of limited partnership in the OP entitled “Class B Units” (“Class B Units") held by the Former Advisor into 524,956 OP Units, and, immediately following such conversion, redeemed such 524,956 OP Units for 524,956 shares of the Company’s common stock.

The foregoing consideration aggregated to $31.6 million and was recorded as goodwill on the Company’s Consolidated Balance Sheets (See Note 4 - Business Combinations). During 2018 and 2017, the Company recorded impairments to the goodwill (See Note 17 - Impairments).

Note 15 - Economic Dependency
Prior to the Initial Closing, the Company was dependent on the Former Advisor and its affiliates. Going forward, the Company intends to continue pursuing its investment strategies, subject to the Brookfield Approval Rights (See Note 3 - Brookfield Investment). As a result of these relationships, the Company is dependent upon the Brookfield Investor and its affiliates.
Note 16 - Income Taxes
The Company elected to be taxed as a REIT under Sections 856 through 860 of the Code commencing with its tax year ended December 31, 2014. In order to continue to qualify as a REIT, the Company must annually distribute to its stockholders 90% of its REIT taxable income (which does not equal net income as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding net capital gain, and must comply with various other organizational and operational requirements. As of December 31, 2018, the REIT has approximately $195.5 million of net operating loss ("NOL") carry forward that may be used in the future to reduce the amount otherwise required to be distributed by the Company to meet REIT requirements. These NOLs will begin to expire after 2034.
The Company's TRSs had a combined loss (calculated in accordance with GAAP) in 2018, largely due to the goodwill impairment expense, which resulted in income tax benefit in 2018. The components of income tax expense for the years ended December 31, 2018, December 31, 2017 and December 31, 2016 are presented in the following table, in thousands.

	Year Ended December 31,
	2018	2017	2016
Current tax (benefit) expense:
Federal	$288	$(146)	$994
State	331	217	48
Total	$619	$71	$1,042

Deferred tax (benefit) expense:
Federal	$(2,089)	$(1,283)	$308
State	(1,136)	(714)	21
Total	(3,225)	(1,997)	329
Total income tax (benefit) expense	$(2,606)	$(1,926)	$1,371
A reconciliation of the statutory federal income tax benefit of the Company's income tax expense is presented in the following table, in thousands.

HOSPITALITY INVESTORS TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
	2018	2017	2016
Statutory federal income tax benefit	$(18,618)	$(24,843)	$(23,991)
Effect of non-taxable REIT loss	16,280	22,084	25,266
State income tax expense, net of federal tax benefit	(268)	(110)	96
Re-measurement of net deferred tax assets	—	943	—
Income tax (benefit) expense	$(2,606)	$(1,926)	$1,371
The tax effect of each type of temporary difference and carryforward, that gives rise to the deferred tax assets and liabilities for the year ended December 31, 2018, and December 31, 2017 are presented in the following table, in thousands.

	Year Ended December 31,
	2018	2017
Deferred tax asset:
Goodwill	1,267	1,691
Net operating losses	3,979	295
Total Deferred Tax Assets	$5,246	$1,986

Deferred tax liability:
Investments in unconsolidated entities	$(74)	$(52)
Other	(38)	(25)
Total deferred tax liabilities	(112)	(77)
Net deferred tax asset	$5,134	$1,909
The Company believes that it is more likely than not that the results of future TRS operations will generate sufficient taxable income in order to realize our total deferred tax assets. Accordingly, no valuation allowance has been recorded as of December 31, 2018.
As of December 31, 2018, the tax years that remain subject to examination by major tax jurisdictions include 2014, 2015, 2016, 2017 and 2018.
There were no material interest or penalties recorded for the years ended December 31, 2018, 2017, and 2016.
As of December 31, 2018, the Company's taxable REIT subsidiaries have $15.4 million of net operating loss carry forwards that will begin to expire after 2037.

Note 17 - Impairments

Impairments of Long-Lived Assets

During the year ended December 31, 2018, the Company identified six hotel properties where the carrying value of the properties exceeded their fair value and management determined the excess carrying value was unrecoverable. The Company recorded cumulative impairment losses of $26.4 million on the six hotels. Two of the hotels were identified during the quarter ended December 31, 2018 in connection with the Company's annual fair value assessment of its hotel properties. The other four hotels were identified for impairment review during the quarter ended June 30, 2018 because of a long-term change in market conditions and the potential sale of such properties. The Company determined the fair value of each hotel using market and income based approaches. The market approach estimates value based on what other purchasers and sellers in the market have agreed to as price for comparable properties. The income approach utilizes assumptions such as discount rates, future cash flow, and capitalization rates.

HOSPITALITY INVESTORS TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the year ended December 31, 2017, the Company identified four hotel properties where the carrying value of the properties exceeded their fair value and management determined the excess carrying value was unrecoverable. The Company recorded cumulative impairment losses of $10.4 million on these four hotels. Two of the hotels were identified during the quarter ended June 30, 2017 in connection with the approval of the Company's 2017 Estimated Per-Share NAV. The other two hotels were identified during the quarter ended December 31, 2017 in connection with the Company's annual fair value assessment of its hotel properties. During the year ended December 31, 2017, the Company also recognized additional impairment losses of $5.2 million, including impairment of $3.9 million on the sale of two hotels and impairment loss of $1.3 million on one hotel classified as held for sale as of December 31, 2017, which included the costs to sell those assets.

During the year ended December 31, 2016, the Company recorded $2.4 million of impairment losses on one hotel property. This hotel was tested for recoverability because a decrease in operating performance was determined by the Company to be a long-term change in market conditions.

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

For any reporting unit for which the Company has performed a recoverability test (as described above under Impairments of Long-Lived Assets), ASC 350 requires that the Company also evaluate the goodwill allocated to such reporting unit for impairment. In performing this evaluation, the Company compares the fair value of the reporting unit to the carrying amount of such reporting unit including the allocation of goodwill. As required by ASC 350, as amended by ASU 2017-04, if the carrying amount of the reporting unit exceeds its fair value, the Company will apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit's carrying amount over its fair value, not to exceed the total amount of goodwill allocated to such reporting unit.

The Company determined the fair values of each reporting unit using market and income based methods. The market approach estimates value based on what other purchasers and sellers in the market have agreed to as price for comparable properties. The income approach utilizes assumptions such as discount rates, future cash flow, and capitalization rates.

During year ended December 31, 2018, the Company determined that approximately $3.4 million of goodwill allocated to 16 reporting units for which the fair value was less than the carrying amount was impaired. The range of goodwill impairment recorded by each reporting unit was from less than $0.1 million to $0.6 million, with an average impairment of $0.2 million.

During the year ended December 31, 2017, the Company determined that approximately $17.1 million of goodwill allocated to 82 reporting units for which the fair value was less than the carrying amount was impaired. The range of goodwill impairment recorded by each reporting unit was from less than $0.1 million to $1.3 million, with an average impairment of $0.2 million.

The goodwill impairment is reflected in impairment of goodwill and long-lived assets on the Company's Consolidated Statement of Operations and Comprehensive Loss for the year ended December 31, 2018 and December 31, 2017, respectively.

Note 18 - Sales of Hotels

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

During the year ended December 31, 2018, the Company completed the sale of one hotel for a sales price of $5.7 million, resulting in a net loss of approximately $0.1 million, which is reflected in other income on the Company’s Consolidated

HOSPITALITY INVESTORS TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Statement of Operations and Comprehensive Loss. The Company used the proceeds from the sale of the hotel to redeem $3.8 million in Grace Preferred Equity Interests in accordance with their terms and for other general corporate purposes.

Note 19 – Quarterly Results (Unaudited)
Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2018, December 31, 2017 and December 31, 2016:

	Quarters Ended
(In thousands, except for share amounts)	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Total revenues	$139,958	$164,835	$160,325	$140,941
Net loss attributable to common stockholders	$(23,799)	$(29,439)	$(16,893)	$(39,418)
Basic and Diluted weighted average shares outstanding	39,498,253	39,502,003	39,336,099	39,334,125
Basic and Diluted net loss attributable to common stockholders per common share	$(0.60)	$(0.75)	$(0.43)	$(1.00)

	Quarters Ended
(In thousands, except for share amounts)	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Total revenues	$143,703	$167,012	$167,241	$143,119
Net loss attributable to common stockholders	$(20,679)	$(27,255)	$(14,058)	$(28,701)
Basic and Diluted weighted average shares outstanding	38,810,386	39,610,265	39,611,261	39,603,885
Basic and Diluted net loss attributable to common stockholders per common share	$(0.53)	$(0.69)	$(0.35)	$(0.72)

	Quarters Ended
(In thousands, except for share amounts)	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Total revenues	$135,153	$163,230	$161,458	$139,751
Net loss attributable to common stockholders	$(43,957)	$(7,024)	$(6,684)	$(14,582)
Basic and Diluted weighted average shares outstanding	38,571,410	38,776,850	38,788,041	38,794,215
Basic and Diluted net loss attributable to common stockholders per common share	$(1.14)	$(0.18)	$(0.17)	$(0.38)

Note 20 - Subsequent Events
Final Closing under the SPA
On February 27, 2019, the Final Closing occurred, pursuant to which the Company sold 14,898,060.78 additional Class C Units to the Brookfield Investor, for a purchase price of $14.75 per Class C Unit, or $219.7 million in the aggregate, and the Brookfield Investor no longer has any obligations or rights to purchase additional Class C Units pursuant to the SPA or otherwise. Pursuant to the SPA, the gross proceeds from the sale of the Class C Units at the Final Closing were used to redeem the remaining $219.7 million of Grace Preferred Equity Interests.

HOSPITALITY INVESTORS TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Baltimore Providence and Providence Courtyard Loan
On April 5, 2019, the Company refinanced mortgage debt on two of its hotel properties: the Courtyard Baltimore Downtown/Inner Harbor, a 205-key select service hotel located in Baltimore, MD (the “Courtyard Baltimore”), and the Courtyard Providence Downtown, a 219-key select service hotel located in downtown Providence, RI (the “Providence Courtyard”).
The Company, through certain of its subsidiaries, entered into a new mortgage loan agreement (the “Refinanced Baltimore Courtyard and Providence Courtyard Mortgage Loan”) and a new mezzanine loan agreement (the “Refinanced Baltimore Courtyard and Providence Courtyard Mezzanine Loan”), each with Deutsche Bank AG, New York Branch, as lender, in an aggregate principal amount of $46.1 million (such loans collectively, the “Refinanced Baltimore Courtyard and Providence Courtyard Loans”). The Baltimore Courtyard and the Providence Courtyard properties serve as collateral for the Refinanced Baltimore Courtyard and Providence Courtyard Mortgage Loan and the Company’s ownership interest in the entities which own and operate the Baltimore Courtyard and the Providence Courtyard properties serve as collateral for the Refinanced Baltimore Courtyard and Providence Courtyard Mezzanine Loan.
At the closing of the Refinanced Baltimore Courtyard and Providence Courtyard Loans, the net proceeds after accrued interest and certain closing costs were used to repay the $45.5 million principal amount then outstanding under the Company’s existing mortgage indebtedness on the Baltimore Courtyard and the Providence Courtyard properties.
The Refinanced Baltimore Courtyard and Providence Courtyard Loans mature on May 1, 2021, subject to three (one-year) extension rights which, if all three extension rights are exercised, would result in an outside maturity date of May 1, 2024. The Refinanced Baltimore Courtyard and Providence Courtyard Loans are fully prepayable, in whole but not in part, (i) without any prepayment fees or any other fee or penalty, during the period prior to October 1, 2019 and after April 1, 2021, and (ii) subject to payment of certain prepayment fees, during the period from October 1, 2019 to April 1, 2021.
Each of the Refinanced Baltimore Courtyard and Providence Courtyard Mortgage Loan and the Refinanced Baltimore Courtyard and Providence Courtyard Mezzanine Loan require monthly interest payments at a variable rate equal to one-month LIBOR plus 2.75%.
For the term of the Refinanced Baltimore Courtyard and Providence Courtyard Loans, the Company and the OP are required to maintain, on a consolidated basis, a net worth of $50.0 million (excluding accumulated depreciation and amortization).

HOSPITALITY INVESTORS TRUST, INC.

Real Estate and Accumulated Depreciation
Schedule III
December 31, 2018
(dollar amounts in thousands)

				Initial Cost		Subsequent Costs Capitalized		Gross Amount at December 31, 2018 (1)
Property	U.S. State or Country	Acquisition Date	Debt at December 31, 2018	Land	Building and Improvements	Land	Building and Improvements	Land	Building and Improvements	Total	Accumulated Depreciation (2)
Courtyard Baltimore Downtown Inner Harbor	MD	2014	(24,980)	4,961	34,343	—	—	4,961	34,343	39,304	(4,163)
Courtyard Providence Downtown	RI	2014	(20,520)	4,724	29,388	—	1,247	4,724	30,635	35,359	(3,891)
Georgia Tech Hotel and Conference Center	GA	2014	(10,427)	—	—	—	—	—	—	—
Homewood Suites Stratford	CT	2014	(12,500)	2,377	13,875	—	1,423	2,377	15,298	17,674	(2,208)
Westin Virginia Beach Town Center	VA	2014		—	—	—	—	—	—	—
Hilton Garden Inn Blacksburg	VA	2014/2015	(10,500)	—	14,107	—	882	—	14,990	14,990	(1,388)
Courtyard Lexington South Hamburg Place	KY	2015	(11,546)	2,766	10,242	—	675	2,766	10,917	13,684	(1,078)
Courtyard Louisville Downtown	KY	2015	(31,124)	3,727	33,543	—	3,165	3,727	36,708	40,436	(3,368)
Embassy Suites Orlando International Drive Jamaican Court	FL	2015	(32,119)	2,356	23,646	(4)	1,776	2,352	25,421	27,773	(2,950)
Fairfield Inn & Suites Atlanta Vinings	GA	2015	(1,028)	1,394	8,968	—	2,347	1,395	11,315	12,710	(1,517)
Homewood Suites Chicago Downtown	IL	2015	(57,469)	15,314	73,248	4	5,975	15,318	79,223	94,541	(9,087)
Hyatt Place Albuquerque Uptown	NM	2015	(16,301)	987	16,386	(1)	1,206	986	17,591	18,577	(1,898)
Hyatt Place Baltimore Washington Airport	MD	2015	(10,239)	3,129	9,068	2	1,357	3,131	10,424	13,555	(1,389)
Hyatt Place Baton Rouge I 10	LA	2015	(9,208)	1,888	8,897	(1)	1,279	1,887	10,175	12,062	(1,142)
Hyatt Place Birmingham Hoover	AL	2015	(4,971)	956	9,689	1	1,679	957	11,367	12,324	(1,174)
Hyatt Place Cincinnati Blue Ash	OH	2015	(6,455)	652	7,951	(303)	(3,529)	349	4,422	4,771	—
Hyatt Place Columbus Worthington	OH	2015	(7,917)	1,063	11,319	(1)	1,769	1,063	13,087	14,150	(1,303)
Hyatt Place Indianapolis Keystone	IN	2015	(15,470)	1,918	13,935	(1)	1,337	1,917	15,271	17,188	(1,699)
Hyatt Place Memphis Wolfchase Galleria	TN	2015	(10,411)	971	14,505	2	1,696	974	16,202	17,175	(1,574)
Hyatt Place Miami Airport West Doral	FL	2015	(15,020)	2,634	17,897	1	1,889	2,634	19,786	22,420	(2,000)
Hyatt Place Nashville Franklin Cool Springs	TN	2015	(15,240)	2,201	15,003	2	1,804	2,202	16,807	19,009	(1,780)
Hyatt Place Richmond Innsbrook	VA	2015	(8,883)	1,584	8,013	(5)	1,483	1,578	9,497	11,075	(1,362)
Hyatt Place Tampa Airport Westshore	FL	2015	(15,879)	3,329	15,710	(5)	1,255	3,324	16,965	20,290	(1,844)

HOSPITALITY INVESTORS TRUST, INC.

Real Estate and Accumulated Depreciation
Schedule III
December 31, 2018
(dollar amounts in thousands)

Residence Inn Lexington South Hamburg Place	KY	2015	(10,777)	2,044	13,313	—	2,024	2,044	15,337	17,381	(1,773)
SpringHill Suites Lexington Near The University Of Kentucky	KY	2015	(11,442)	3,321	13,064	—	2,010	3,321	15,074	18,395	(1,484)
Hampton Inn Albany Wolf Road Airport	NY	2015	(16,849)	1,717	16,572	—	2,281	1,717	18,852	20,570	(1,915)
Hampton Inn Colorado Springs Central Airforce Academy	CO	2015	(873)	449	6,322	—	13	449	6,335	6,784	(784)
Hampton Inn Baltimore Glen Burnie	MD	2015	(5,290)	—	5,438	—	1,380	—	6,818	6,818	(1,679)
Hampton Inn Beckley	WV	2015	(13,277)	857	13,670	—	979	857	14,649	15,506	(1,459)
Hampton Inn Birmingham Mountain Brook	AL	2015	(6,476)	—	9,863	—	1,666	—	11,529	11,529	(1,113)
Hampton Inn Boca Raton	FL	2015	(11,744)	2,027	10,420	—	1,916	2,027	12,336	14,363	(1,319)
Hampton Inn Boca Raton Deerfield Beach	FL	2015	(8,000)	2,781	9,338	—	63	2,781	9,401	12,182	(1,008)
Hampton Inn Chicago Gurnee	IL	2015	(8,529)	757	12,189	—	76	757	12,266	13,023	(1,331)
Hampton Inn Columbia I 26 Airport	SC	2015	(6,672)	1,209	3,684	—	1,517	1,209	5,201	6,410	(649)
Hampton Inn Columbus Dublin	OH	2015	(8,492)	1,140	10,856	(416)	(4,591)	724	6,265	6,989	(96)
Hampton Inn Detroit Madison Heights South Troy	MI	2015	(11,655)	1,950	11,834	—	1,015	1,950	12,849	14,799	(1,294)
Hampton Inn Detroit Northville	MI	2015	(7,564)	1,210	8,591	—	974	1,210	9,565	10,775	(1,165)
Hampton Inn Kansas City Overland Park	KS	2015	(6,882)	1,233	9,210	—	1,170	1,233	10,380	11,613	(1,317)
Hampton Inn Kansas City Airport	MO	2015	(10,444)	1,362	9,247	—	261	1,362	9,509	10,871	(1,035)
Hampton Inn Memphis Poplar	TN	2015	(10,876)	2,168	10,618	—	1,639	2,168	12,257	14,425	(1,246)
Hampton Inn Morgantown	WV	2015	(9,243)	3,062	12,810	—	422	3,062	13,233	16,294	(1,343)
Hampton Inn Norfolk Naval Base	VA	2015	(2,390)	—	6,873	—	2,011	—	8,884	8,884	(1,495)
Hampton Inn Palm Beach Gardens	FL	2015	(17,133)	3,253	17,724	—	1,450	3,253	19,174	22,427	(1,840)
Hampton Inn Pickwick Dam @ Shiloh Falls	TN	2015	(2,210)	148	2,089	—	120	148	2,209	2,357	(336)
Hampton Inn Scranton @ Montage Mountain	PA	2015	(8,346)	754	11,174	—	1,250	754	12,424	13,177	(1,252)
Hampton Inn St Louis Westport	MO	2015	(9,417)	1,359	8,486	—	854	1,359	9,340	10,698	(949)
Hampton Inn State College	PA	2015	(11,653)	2,509	9,359	—	1,934	2,509	11,293	13,802	(1,202)
Hampton Inn West Palm Beach Florida Turnpike	FL	2015	(14,425)	2,008	13,636	—	54	2,008	13,690	15,698	(1,412)

HOSPITALITY INVESTORS TRUST, INC.

Real Estate and Accumulated Depreciation
Schedule III
December 31, 2018
(dollar amounts in thousands)

Homewood Suites Hartford Windsor Locks	CT	2015	(9,633)	3,072	8,996	—	3,628	3,072	12,624	15,696	(1,656)
Homewood Suites Memphis Germantown	TN	2015	(6,283)	1,024	8,871	—	2,345	1,024	11,216	12,239	(1,571)
Homewood Suites Phoenix Biltmore	AZ	2015	(17,226)	—	23,722	—	2,335	—	26,057	26,057	(2,705)
Hampton Inn & Suites Boynton Beach	FL	2015	(26,074)	1,393	24,759	—	2,043	1,393	26,802	28,195	(2,563)
Hampton Inn Cleveland Westlake	OH	2015	(8,790)	4,177	10,002	(2,499)	(6,347)	1,678	3,655	5,333	(129)
Courtyard Athens Downtown	GA	2015	(10,024)	3,201	7,305	—	1,796	3,201	9,100	12,301	(879)
Courtyard Gainesville	FL	2015	(12,618)	2,904	8,605	—	178	2,904	8,783	11,687	(962)
Courtyard Knoxville Cedar Bluff	TN	2015	(7,531)	1,289	8,556	—	1,366	1,289	9,923	11,212	(1,135)
Courtyard Mobile	AL	2015	(681)	—	3,657	—	1,528	—	5,186	5,186	(790)
Courtyard Orlando Altamonte Springs Maitland	FL	2015	(13,993)	1,716	11,463	—	176	1,716	11,639	13,356	(1,197)
Courtyard Sarasota Bradenton	FL	2015	(11,230)	1,928	8,334	—	1,864	1,928	10,198	12,126	(1,020)
Courtyard Tallahassee North I 10 Capital Circle	FL	2015	(12,385)	2,767	9,254	—	277	2,767	9,531	12,298	(1,086)
Holiday Inn Express & Suites Kendall East Miami	FL	2015	(7,707)	1,248	7,525	—	568	1,248	8,093	9,341	(819)
Residence Inn Chattanooga Downtown	TN	2015	(10,876)	1,142	10,112	—	1,406	1,142	11,518	12,659	(1,259)
Residence Inn Fort Myers	FL	2015	(9,586)	1,372	8,765	—	1,919	1,372	10,684	12,056	(1,075)
Residence Inn Knoxville Cedar Bluff	TN	2015	(8,761)	1,474	9,580	—	2,050	1,474	11,630	13,104	(1,187)
Residence Inn Macon	GA	2015	(5,585)	1,046	5,381	—	1,625	1,046	7,006	8,052	(1,068)
Residence Inn Mobile	AL	2015	(4,519)	—	6,714	—	1,130	—	7,844	7,844	(768)
Residence Inn Sarasota Bradenton	FL	2015	(10,931)	2,138	9,118	—	2,165	2,138	11,283	13,421	(1,048)
Residence Inn Savannah Midtown	GA	2015	(8,840)	1,106	9,349	—	1,757	1,106	11,106	12,212	(1,178)
Residence Inn Tallahassee North I 10 Capital Circle	FL	2015	(9,019)	1,349	9,983	—	1,821	1,349	11,804	13,153	(1,320)
Residence Inn Tampa North I 75 Fletcher	FL	2015	(9,219)	1,251	8,174	—	2,188	1,251	10,362	11,612	(1,012)
Residence Inn Tampa Sabal Park Brandon	FL	2015	(14,242)	1,773	10,830	—	2,816	1,773	13,646	15,419	(1,290)
Courtyard Bowling Green Convention Center	KY	2015	(9,012)	503	11,003	—	1,299	504	12,302	12,806	(1,154)
Courtyard Chicago Elmhurst Oakbrook Area	IL	2015	(7,182)	1,323	11,868	—	183	1,323	12,051	13,374	(2,773)

HOSPITALITY INVESTORS TRUST, INC.

Real Estate and Accumulated Depreciation
Schedule III
December 31, 2018
(dollar amounts in thousands)

Courtyard Jacksonville Airport Northeast	FL	2015	(6,229)	1,783	5,459	—	1,461	1,783	6,920	8,703	(1,143)
Hampton Inn & Suites Nashville Franklin Cool Springs	TN	2015	(19,714)	2,526	16,985	—	2,038	2,525	19,023	21,548	(1,842)
Hampton Inn Boston Peabody	MA	2015	(13,102)	3,008	11,846	—	1,248	3,008	13,094	16,102	(1,412)
Hampton Inn Grand Rapids North	MI	2015	(11,923)	2,191	11,502	—	1,441	2,191	12,943	15,134	(1,377)
Homewood Suites Boston Peabody	MA	2015	(7,235)	2,508	8,654	—	2,908	2,508	11,562	14,070	(1,797)
Hyatt Place Las Vegas	NV	2015	(18,772)	2,902	17,419	—	1,733	2,902	19,153	22,055	(2,244)
Hyatt Place Minneapolis Airport South	MN	2015	(12,118)	2,519	11,810	—	1,259	2,519	13,068	15,587	(1,447)
Residence Inn Boise Downtown	ID	2015	(13,350)	1,776	10,203	—	4,791	1,776	14,993	16,770	(1,801)
Residence Inn Portland Downtown Lloyd Center	OR	2015	(39,803)	25,213	23,231	—	551	25,213	23,782	48,994	(2,797)
SpringHill Suites Grand Rapids North	MI	2015	(10,627)	1,063	9,312	—	1,895	1,063	11,208	12,271	(1,085)
Hyatt Place Kansas City Overland Park Metcalf	KS	2015	(4,864)	1,038	7,792	—	1,696	1,039	9,488	10,526	(1,287)
Courtyard Asheville	NC	2015	(14,206)	2,236	10,290	—	1,396	2,236	11,687	13,922	(1,140)
Courtyard Dallas Market Center	TX	2015	(16,833)	—	19,768	—	2,516	—	22,284	22,284	(2,457)
Fairfield Inn & Suites Dallas Market Center	TX	2015	(11,386)	1,550	7,236	1	28	1,552	7,264	8,816	(758)
Hilton Garden Inn Austin Round Rock	TX	2015	(9,093)	2,797	10,920	2	2,463	2,799	13,383	16,182	(1,519)
Residence Inn Los Angeles Airport El Segundo	CA	2015	(42,499)	16,416	21,618	13	1,857	16,429	23,476	39,904	(2,544)
Residence Inn San Diego Rancho Bernardo Scripps Poway	CA	2015	(21,885)	5,261	18,677	—	1,637	5,261	20,314	25,575	(1,941)
SpringHill Suites Austin Round Rock	TX	2015	(6,577)	2,196	8,305	(1)	2,632	2,196	10,937	13,133	(1,058)
SpringHill Suites Houston Hobby Airport	TX	2015	(4,076)	762	11,755	(307)	(3,732)	455	8,023	8,478	—
SpringHill Suites San Antonio Medical Center Northwest	TX	2015	(676)	—	7,161	—	1,029	—	8,190	8,190	(317)
SpringHill Suites San Diego Rancho Bernardo Scripps Poway	CA	2015	(21,425)	3,905	16,999	(3)	3,363	3,902	20,362	24,264	(1,868)
Hampton Inn Charlotte Gastonia	NC	2015	(10,163)	1,357	10,073	—	1,934	1,357	12,008	13,365	(1,149)
Hampton Inn Dallas Addison	TX	2015	(7,975)	1,538	7,475	—	116	1,538	7,591	9,129	(832)
Homewood Suites San Antonio Northwest	TX	2015	(8,429)	1,998	13,060	—	4,018	1,998	17,078	19,076	(2,147)

HOSPITALITY INVESTORS TRUST, INC.

Real Estate and Accumulated Depreciation
Schedule III
December 31, 2018
(dollar amounts in thousands)

Courtyard Dalton	GA	2015	(7,373)	676	8,241	1	1,763	677	10,005	10,681	(1,170)
Hampton Inn Orlando International Drive Convention Center	FL	2015	(13,148)	1,183	14,899	—	4,325	1,183	19,224	20,407	(1,580)
Hilton Garden Inn Albuquerque North Rio Rancho	NM	2015	(8,924)	1,141	9,818	1	2,727	1,142	12,545	13,687	(1,074)
Homewood Suites Orlando International Drive Convention Center	FL	2015	(22,894)	2,182	26,507	6	1,033	2,187	27,540	29,727	(2,770)
Hampton Inn Chicago Naperville	IL	2015	(8,823)	1,363	9,460	—	1,186	1,363	10,645	12,008	(1,231)
Hampton Inn Indianapolis Northeast Castleton	IN	2015	(10,561)	1,587	8,144	—	49	1,587	8,193	9,780	(1,268)
Hampton Inn Knoxville Airport	TN	2015	(6,095)	1,033	5,898	—	—	1,033	5,898	6,931	(863)
Hampton Inn Milford	CT	2015	(3,765)	1,652	5,060	—	2,675	1,652	7,734	9,386	(1,069)
Homewood Suites Augusta	GA	2015	(6,370)	874	8,225	—	1,752	874	9,977	10,851	(1,227)
Homewood Suites Seattle Downtown	WA	2015	(50,154)	12,580	41,011	—	4,698	12,580	45,709	58,289	(4,503)
Hampton Inn Champaign Urbana	IL	2015	(15,893)	2,206	17,451	—	3	2,206	17,454	19,660	(1,766)
Hampton Inn East Lansing	MI	2015	(10,050)	3,219	10,101	—	936	3,219	11,037	14,257	(1,138)
Hilton Garden Inn Louisville East	KY	2015	(14,210)	1,022	16,350	1	2,259	1,023	18,609	19,632	(1,683)
Residence Inn Jacksonville Airport	FL	2015	(5,416)	1,451	6,423	—	2,289	1,451	8,712	10,163	(1,271)
TownePlace Suites Savannah Midtown	GA	2015	(9,907)	1,502	7,827	—	1,918	1,502	9,744	11,246	(925)
Courtyard Houston I 10 West Energy Corridor	TX	2015	(18,116)	10,444	20,710	6	2,820	10,449	23,531	33,979	(2,665)
Courtyard San Diego Carlsbad	CA	2015	(17,864)	5,080	14,007	9	141	5,090	14,148	19,238	(1,516)
Hampton Inn Austin North @ IH 35 & Highway 183	TX	2015	(13,128)	1,774	9,798	(8)	1,428	1,765	11,226	12,991	(1,067)
SpringHill Suites Asheville	NC	2015	(13,629)	2,149	9,930	—	1,505	2,149	11,436	13,585	(1,103)
Hampton Inn College Station	TX	2015	(13,080)	3,305	10,523	(1,426)	(4,604)	1,880	5,919	7,799	(83)
Courtyard Flagstaff	AZ	2015	(25,550)	5,258	24,313	—	2,054	5,258	26,367	31,625	(2,307)
DoubleTree Baton Rouge	LA	2015	(14,420)	1,497	14,777	—	1,218	1,497	15,995	17,493	(1,798)
Fairfield Inn & Suites Baton Rouge South	LA	2015	(3,965)	971	3,391	(151)	(655)	820	2,736	3,555	(124)
Hampton Inn Medford	OR	2015	(9,450)	1,245	10,353	—	107	1,245	10,459	11,704	(956)

HOSPITALITY INVESTORS TRUST, INC.

Real Estate and Accumulated Depreciation
Schedule III
December 31, 2018
(dollar amounts in thousands)

Hampton Inn Fort Wayne Southwest	IN	2015	(10,780)	1,242	10,511	—	373	1,242	10,885	12,127	(1,133)
Hampton Inn & Suites El Paso Airport	TX	2015	(13,440)	1,641	18,733	—	12	1,641	18,745	20,386	(1,856)
Residence Inn Fort Wayne Southwest	IN	2015	(10,920)	1,267	12,136	—	191	1,267	12,327	13,594	(1,119)
SpringHill Suites Baton Rouge South	LA	2015	(4,830)	1,131	5,744	—	174	1,131	5,918	7,049	(581)
SpringHill Suites Flagstaff	AZ	2015	(15,375)	1,641	14,283	—	1,171	1,641	15,454	17,096	(1,522)
TownePlace Suites Baton Rouge South	LA	2015	(6,440)	1,055	6,173	—	157	1,055	6,330	7,386	(691)
Courtyard Columbus Downtown	OH	2015	(18,830)	2,367	25,191	—	58	2,367	25,249	27,616	(2,072)
Hilton Garden Inn Monterey	CA	2015	(30,600)	6,110	27,713	—	—	6,110	27,713	33,823	(3,071)
Hyatt House Atlanta Cobb Galleria	GA	2015	(16,520)	4,386	22,777	—	11	4,386	22,788	27,174	(1,917)
Hyatt Place Chicago Schaumburg	IL	2015	(4,510)	1,519	9,582	—	1,756	1,519	11,338	12,857	(1,220)
Fairfield Inn & Suites Spokane Downtown	WA	2016	(7,420)	1,733	10,750	—	3	1,733	10,752	12,486	(876)
Fairfield Inn & Suites Denver Airport	CO	2016	(15,260)	1,429	15,675	—	1,916	1,430	17,591	19,021	(1,290)
SpringHill Suites Denver Airport	CO	2016	(12,075)	941	10,870	—	1,463	941	12,332	13,274	(1,075)
Hampton Inn Fort Collins	CO	2016	(5,600)	641	5,578	—	100	641	5,677	6,319	(561)
Fairfield Inn & Suites Seattle Bellevue	WA	2016	(20,798)	18,769	14,182	—	1,552	18,769	15,734	34,503	(1,394)
Hilton Garden Inn Fort Collins	CO	2016	(13,090)	1,331	17,606	—	206	1,331	17,812	19,143	(1,543)
Courtyard Jackson Ridgeland	MS	2017	(3,520)	1,994	6,603	(967)	(3,378)	1,027	3,226	4,253	(75)
Residence Inn Jackson Ridgeland	MS	2017	(8,260)	949	11,764	—	2	949	11,767	12,716	(556)
Homewood Suites Jackson Ridgeland	MS	2017	(6,150)	1,571	7,181	—	32	1,571	7,212	8,783	(361)
Staybridge Suites Jackson	MS	2017	(3,640)	996	5,915	(373)	(2,359)	622	3,556	4,178	(61)
Fairfield Inn & Suites Germantown	TN	2017	(3,640)	1,046	3,316	—	—	1,046	3,316	4,362	(179)
Residence Inn Germantown	TN	2017	(5,810)	1,326	6,784	—	—	1,326	6,784	8,111	(333)
Courtyard Germantown	TN	2017	(8,680)	1,851	8,844	(40)	238	1,809	9,082	10,892	(430)
			$(1,732,746)	$344,318	$1,786,717	(6,460)	160,902	337,858	1,947,619	2,285,477	(203,990)
___________________________________

(1)	The tax basis of aggregate land, buildings and improvements as of December 31, 2018 is $2,191,957,636 (unaudited).

HOSPITALITY INVESTORS TRUST, INC.

Real Estate and Accumulated Depreciation
Schedule III
December 31, 2018
(dollar amounts in thousands)

(2)	Each of the properties has a depreciable life of: up to 40 years for buildings, up to 15 years for improvements.

A summary of activity for real estate and accumulated depreciation for the years ended December 31, 2016 to December 31, 2018:

	2018	2017	2016
Land, buildings and improvements, at cost:
Balance at January 1	2,263,047	$2,178,413	$2,047,831
Additions:
Acquisitions		60,141	99,726
Capital improvements	52,290	58,793	43,030
Deductions:
Held for Sale (1)		—	—
Dispositions		(11,360)	—
Impairment of depreciable assets	(29,860)	(17,114)	—
Balance at December 31	$2,285,477	$2,263,047	$2,178,413

Accumulated depreciation and amortization:
Balance at January 1	(147,328)	$(92,848)	$(39,252)
Depreciation expense	(61,651)	(57,890)	(54,377)
Accumulated depreciation:
Held for Sale (1)		550
Dispositions and other	4,989	2,860
Balance at December 31	$(203,990)	$(147,328)	$(92,848)
__________________________________
(1) During the year ended December 31, 2017, the Company had one hotel classified as held for sale.