Form 10-Q
period 2019-03-31
Hospitality Investors Trust, Inc.
filed 2019-05-13
CIK 1583077

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “ emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐

Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. Yes ☒   No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Securities registered pursuant to section 12(b) of the Act: None.
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

The number of shares of the registrant's common stock, $0.01 par value, outstanding as of May 1, 2019 was 39,132,451.

		Page
PART I
Item 1.	Financial Statements	1
	Consolidated Balance Sheets as of March 31, 2019 (Unaudited) and December 31, 2018	1
	Consolidated Statements of Operations and Comprehensive Loss (Unaudited) for the Three Months Ended March 31, 2019 and the Three Months Ended March 31, 2018	2
	Consolidated Statement of Changes in Equity (Unaudited) for the Three Months Ended March 31, 2019 and the Three Months Ended March 31, 2018	3
	Consolidated Statements of Cash Flows (Unaudited) for the Three Months Ended March 31, 2019 and the Three Months Ended March 31, 2018	4
	Notes to Consolidated Financial Statements (Unaudited)	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	36
Item 4.	Controls and Procedures	36
PART II
Item 1.	Legal Proceedings	37
Item 1A.	Risk Factors	37
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	37
Item 3.	Defaults Upon Senior Securities	37
Item 4.	Mine Safety Disclosures	37
Item 5.	Other Information	37
Item 6.	Exhibits	38
Signatures		39

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

HOSPITALITY INVESTORS TRUST, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except for share and per share data)

	March 31, 2019	December 31, 2018
	(unaudited)
ASSETS
Real estate investments:
Land	$336,490	$337,858
Buildings and improvements	1,944,193	1,947,619
Furniture, fixtures and equipment	253,029	257,314
Total real estate investments	2,533,712	2,542,791
Less: accumulated depreciation and amortization	(358,554)	(347,929)
Total real estate investments, net	2,175,158	2,194,862
Cash and cash equivalents	40,545	54,886
Restricted cash	30,471	27,959
Investments in unconsolidated entities	3,445	3,684
Right of use assets	60,938	—
Below-market lease asset, net	—	9,030
Prepaid expenses and other assets	42,758	35,836
Goodwill	11,030	11,030
Total Assets	$2,364,345	$2,337,287

LIABILITIES, NON-CONTROLLING INTEREST AND EQUITY
Mortgage notes payable, net	$1,510,447	$1,507,509
Mandatorily redeemable preferred securities, net	—	219,596
Accounts payable and accrued expenses	78,216	62,965
Lease liabilities	53,181	—
Total Liabilities	$1,641,844	$1,790,070

Commitments and Contingencies
Contingently Redeemable Class C Units in operating partnership; 26,881,117 and 11,767,678 units issued and outstanding, respectively ($396,496 and $173,573 liquidation preference, respectively)	379,249	163,148

Stockholders' Equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, one share issued and outstanding	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized, 39,132,451 and 39,134,628 shares issued and outstanding, respectively	391	391
Additional paid-in capital	870,679	870,251
Deficit	(530,261)	(489,108)
Total equity of Hospitality Investors Trust, Inc. stockholders	340,809	381,534
Non-controlling interest - consolidated variable interest entity	2,443	2,535
Total Equity	$343,252	$384,069
Total Liabilities, Contingently Redeemable Class C Units, and Stockholders' Equity	$2,364,345	$2,337,287

The accompanying notes are an integral part of these statements.

HOSPITALITY INVESTORS TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except for share and per share data)

(Unaudited)

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Revenues
Rooms	$133,704	$131,782
Food and beverage	4,939	4,945
Other	3,438	3,231
Total revenue	142,081	139,958
Operating expenses
Rooms	35,127	34,784
Food and beverage	4,107	4,085
Management fees	3,881	3,818
Other property-level operating expenses	60,565	58,888
General and administrative	5,223	4,857
Depreciation and amortization	28,485	26,371
Impairment of goodwill and long-lived assets	10,927	—
Rent	1,643	1,695
Total operating expenses	149,958	134,498
Operating income (loss)	$(7,877)	$5,460
Interest expense	(26,153)	(25,106)
Other income (expense)	214	(13)
Equity in earnings (loss) of unconsolidated entities	5	(154)
Total other expenses, net	(25,934)	(25,273)
Loss before taxes	$(33,811)	$(19,813)
Income tax benefit	(1,391)	(1,244)
Net loss and comprehensive loss	$(32,420)	$(18,569)
Less: Net income attributable to non-controlling interest	(92)	(28)
Net loss before dividends and accretion	$(32,328)	$(18,541)
Dividends on Class C Units (cash and PIK)	(7,942)	(4,669)
Accretion of Class C Units	(883)	(589)
Net loss attributable to common stockholders	$(41,153)	$(23,799)

Basic and Diluted net loss attributable to common stockholders per common share	$(0.95)	$(0.60)

Basic and Diluted weighted average shares of common stock outstanding	39,125,920	39,498,253

The accompanying notes are an integral part of these statements.

HOSPITALITY INVESTORS TRUST, INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(In thousands, except for share data)

(Unaudited)

	Three-Month Period Ended March 31, 2019
	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Deficit	Total Equity of Hospitality Investors Trust, Inc. Stockholders	Non-controlling Interest	Total Non-controlling Interest and Equity
December 31, 2018	39,134,628	$391	$870,251	$(489,108)	$381,534	$2,535	$384,069
Repurchase and retirement of common stock	(2,177)	—	(20)	—	(20)	—	(20)
Net loss before dividends and accretion	—	—	—	(32,328)	(32,328)	—	(32,328)
Net loss attributable to non-controlling interest	—	—	—	—	—	(92)	(92)
Cash distributions on Class C Units	—	—	—	(4,765)	(4,765)	—	(4,765)
Accretion on Class C Units	—	—	—	(883)	(883)	—	(883)
PIK distributions on Class C Units	—	—	—	(3,177)	(3,177)	—	(3,177)
Share-based payments	—	—	448	—	448	—	448
March 31, 2019	39,132,451	$391	$870,679	$(530,261)	$340,809	$2,443	$343,252

	Three-Month Period Ended March 31, 2018
	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Deficit	Total Equity of Hospitality Investors Trust, Inc. Stockholders	Non-controlling Interest	Total Non-controlling Interest and Equity
December 31, 2017	39,505,742	$395	$871,840	$(379,559)	$492,676	$2,646	$495,322
Net loss before dividends and accretion	—	—	—	(18,541)	(18,541)	—	(18,541)
Net loss attributable to non-controlling interest	—	—	—	—	—	(28)	(28)
Cash distributions on Class C Units	—	—	—	(2,801)	(2,801)	—	(2,801)
Accretion on Class C Units	—	—	—	(589)	(589)	—	(589)
PIK distributions on Class C Units	—	—	—	(1,868)	(1,868)	—	(1,868)
Share-based payments	—	—	361	—	361	—	361
March 31, 2018	39,505,742	$395	$872,201	$(403,358)	$469,238	$2,618	$471,856

The accompanying notes are an integral part of these statements.

HOSPITALITY INVESTORS TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Cash flows from operating activities:
Net loss	$(32,420)	$(18,569)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	28,485	26,371
Impairment of goodwill and long-lived assets	10,927	—
Amortization and write-off of deferred financing costs	3,088	3,087
Other adjustments, net	746	739
Changes in assets and liabilities:
Prepaid expenses and other assets	(6,922)	(3,657)
Accounts payable and accrued expenses	10,899	1,100
Net cash provided by operating activities	$14,803	$9,071

Cash flows from investing activities:
Payment received on note for sale of hotel	—	100
Real estate investment improvements and purchases of property and equipment	(14,203)	(33,394)
Payments related to Property Management Transactions	—	(1,000)
Proceeds from sale of hotel, net	—	5,461
Other adjustments, net	61	—
Net cash used in investing activities	$(14,142)	$(28,833)

Cash flows from financing activities:
Proceeds from Class C Units	219,746	25,000
Payment of Class C Units issuance costs	(7,705)	(875)
Dividends/Distributions paid	(4,765)	(2,801)
Mandatorily redeemable preferred securities redemptions	(219,746)	(14,370)
Repurchase of shares of common stock	(20)	—
Net cash (used in) provided by financing activities	$(12,490)	$6,954
Net change in cash and cash equivalents and restricted cash	(11,829)	(12,808)
Cash and cash equivalents and restricted cash, beginning of period	82,845	119,180
Cash and cash equivalents and restricted cash, end of period	$71,016	$106,372

HOSPITALITY INVESTORS TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Supplemental disclosure of cash flow information:
Interest paid	$17,634	$22,254
Income taxes paid	$43	$(1)
Non-cash investing and financing activities:
Accretion of Class C Units	$(883)	$(589)
PIK accrual on Class C Units	$(3,177)	$(1,868)
Real estate investment improvements and purchases of property and equipment in accounts payable and accrued expenses	$18,048	$14,595

The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(Unaudited)

Note 1 - Organization

Hospitality Investors Trust, Inc. (the "Company"), incorporated on July 25, 2013, is a self-managed real estate investment trust ("REIT") that invests primarily in premium-branded select-service lodging properties in the United States. As of March 31, 2019, the Company owns or has an interest in a total of 144 hotels with a total of 17,321 guest rooms located in 33 states. As of March 31, 2019, all but one of these hotels operated under a franchise or license agreement with a national brand owned by one of Hilton Worldwide, Inc., Marriott International, Inc., Hyatt Hotels Corporation, and Intercontinental Hotels Group or one of their respective subsidiaries or affiliates. The Company's one unbranded hotel has a direct affiliation with a leading university in Atlanta.

The Company conducted its initial public offering ("IPO"), from January 2014 until November 2015 without listing shares of its common stock on a national securities exchange, and it has not subsequently listed its shares. There currently is no established trading market for the Company’s shares and there may never be one.

The Company is required to annually publish an Estimated Per-Share NAV pursuant to the rules and regulations of the Financial Industry Regulatory Authority. On May 9, 2019, the Company's board of directors unanimously approved an updated estimated net asset value per share of common stock ("Estimated Per-Share NAV") equal to $9.21 based on an estimated fair value of the Company's assets less the estimated fair value of the Company's liabilities, divided by 39,134,628 shares of common stock outstanding on a fully diluted basis as of December 31, 2018 (the "2019 NAV"), and the Company published its 2019 NAV on May 13, 2019. The Company intends to publish an updated Estimated Per-Share NAV on at least an annual basis.

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

The Brookfield Investor holds all the issued and outstanding Class C Units and the sole issued and outstanding Redeemable Preferred Share (as defined herein), and, as a result has significant governance and other rights that could be used to control or influence the Company's decisions or actions. As of March 31, 2019, the total liquidation preference of the issued and outstanding Class C Units was $396.5 million. The Class C Units are convertible into units of limited partner interest in the OP entitled “OP Units” (“OP Units”), which may be redeemed for shares of the Company’s common stock or, at the Company’s option, the cash equivalent. As of the date of this Quarterly Report on Form 10-Q, the Brookfield Investor owns or controls 40.7% of the voting power of the Company’s common stock on an as-converted basis (See Note 3 - Brookfield Investment for additional information).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(Unaudited)

Note 2 - Summary of Significant Accounting Policies

The accompanying consolidated financial statements of the Company included herein were prepared in accordance with United States Generally Accepted Accounting Principles ("GAAP"). The consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to fairly state the results for the interim periods presented. These adjustments are considered to be of a normal, recurring nature.

The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2018, which are included in the Company's Annual Report on Form 10-K filed with the SEC on April 16, 2019.

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

The Company's acquisitions of hotel properties are accounted for as acquisitions of groups of assets rather than business combinations, although the determination will be made on a transaction-by-transaction basis. If the Company concludes that an acquisition will be accounted for as a group of assets, the transaction costs associated with the acquisition will be capitalized as part of the assets acquired.

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

Impairment of Long-Lived Assets

Upon the occurrence of certain “triggering events” under the provisions of the Accounting Standards Codification ("ASC") section 360-Property, Plant and Equipment, the Company reviews its hotel investments which are considered to be long-lived assets under GAAP for impairment.  These triggering events include significant declines in market value of the asset, significant declines in operating performance, significant adverse changes in economic conditions and potential sales of hotel properties which result in shorter holding periods. If a triggering event occurs and circumstances indicate the carrying amount of the property may not be recoverable, the Company performs a recoverability test which compares the carrying amount to an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property’s use and eventual disposition. The estimates consider factors such as expected future operating income, market and other applicable trends and residual value, as well as the effects of demand, competition and other factors. If the Company determines it is unable to recover the carrying amount of the asset over the useful life, impairment is deemed to exist, and an impairment loss will be recorded to the extent that the carrying amount exceeds the estimated fair value of the property. During the three months ended March 31, 2019, the Company recognized impairment losses of $10.9 million. There were no impairment losses during the three months ended March 31, 2018.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

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

If all the criteria are met, a long-lived asset held for sale is measured at the lower of its carrying amount or fair value less cost to sell, and the Company will cease recording depreciation. Any adjustment to the carrying amount is recorded as an impairment loss. The Company did not have any hotels that qualified as an asset held for sale as of  March 31, 2019 or December 31, 2018.

Goodwill

The Company allocates goodwill to each reporting unit. For the Company’s purposes, each of its wholly-owned hotels is considered a reporting unit. The Company tests goodwill for impairment at least annually, as of March 31, or upon the occurrence of any "triggering events" under ASC section 360, if sooner. Upon the occurrence of any "triggering events," the Company is required to compare the fair value of each reporting unit to which goodwill has been allocated, to the carrying amount of such reporting unit including the allocation of goodwill. If the carrying amount of a reporting unit exceeds its fair value, the Company applies a one-step quantitative test and records the amount of goodwill impairment as the excess of the reporting unit's carrying amount over its fair value, not to exceed the total amount of goodwill allocated to such reporting unit.

During 2018, the Company recorded impairments to goodwill of $3.4 million resulting in a goodwill balance of $11.0 million as of December 31, 2018. There was no goodwill impairment recognized during the three months ended March 31, 2019, resulting in no change to the goodwill balance for the three months ended March 31, 2019.

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

March 31, 2019

(Unaudited)

Revenue Recognition

The Company's revenue is primarily from rooms, food and beverage, and other, and is disaggregated on the Company's Consolidated Statement of Operations and Comprehensive Loss.

Room sales are driven by a fixed fee charged to a hotel guest to stay at the hotel property for an agreed-upon period. A majority of the Company's room reservations are cancellable and the Company transfers promised goods and services to the hotel guest as of the date upon which the hotel guest occupies a room and at the same time earns and recognizes revenue. The Company offers advance purchase reservations that are paid for by the hotel guest in advance and the Company recognizes deferred revenue as a result of such reservations. The Company's obligation to the hotel guest is satisfied as of the date upon which the hotel guest occupies a room. The Company's room revenue accounted for 94.1% and 94.2% of the Company's total revenue for the quarters ended March 31, 2019 and 2018 respectively. Food, beverage, and other revenue are recognized at the point of sale on the date of the transaction as the hotel guest simultaneously obtains control of the good or service.

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

GAAP prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. The Company must determine whether it is "more-likely-than-not" that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon settlement in order to determine the amount of benefit to recognize in the financial statements. This accounting standard applies to all tax positions related to income taxes. As of March 31, 2019, the Company's tax years that remain subject to examination by major tax jurisdictions are 2014, 2015, 2016, 2017 and 2018.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(Unaudited)

Fair Value Measurements

In accordance with ASC section 820 - Fair Value Measurement, certain assets and liabilities are recorded at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability between market participants in an orderly transaction on the measurement date. The market in which the reporting entity would sell the asset or transfer the liability with the greatest volume and level of activity for the asset or liability is known as the principal market. When no principal market exists, the most advantageous market is used. This is the market in which the reporting entity would sell the asset or transfer the liability with the price that maximizes the amount that would be received or minimizes the amount that would be paid. Fair value is based on assumptions market participants would make in pricing the asset or liability. Generally, fair value is based on observable quoted market prices or derived from observable market data when such market prices or data are available. When such prices or inputs are not available, the reporting entity should use valuation models.

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

See Note 10 - Fair Value Measurements for fair value disclosures.

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

Until the Final Closing, the Company could have become obligated pursuant to the SPA with the Brookfield Investor to issue additional Class C Units. This obligation was considered a contingent forward contract under ASC section 480 - Distinguishing Liabilities from Equity, and the Company accounted for it as a liability. The fair value of the contingent forward liability was recognized through current earnings at December 31, 2018, and the Company had no contingent forward liability as of either December 31, 2018 or March 31, 2019 and will not have such liability in the future (See Note 11 - Commitments and Contingencies).

Leases

Effective January 1, 2019, the Company adopted ASU 2016-02 Leases, which requires companies to recognize operating leases under GAAP as “right of use assets” (“ROU assets”) and lease liabilities on the balance sheet.

The Company's leases are primarily comprised of: ground or operating leases of certain of its hotel properties; one corporate office lease; and leases of vans, copiers and other miscellaneous equipment. All of the foregoing are classified as operating leases under GAAP. The Company determines if an agreement is considered a lease under GAAP at commencement of the agreement. The Company determines the lease term by assuming the exercise of all renewal options that are reasonably certain.

The Company includes leases of its hotel properties, and its corporate office space lease, in ROU assets and lease liabilities on the Company’s Consolidated Balance Sheet.  The Company's below-market lease intangible, net, which is attributed to its ground leases is also included in the ROU assets on the Company's Consolidated Balance Sheet. The Company determined that its vans, copiers, and other miscellaneous equipment were immaterial to the Company’s financial statements and therefore they have been excluded from the Company's ROU assets and lease liabilities.

Operating lease ROU assets and lease liabilities are recognized at the commencement date and are calculated using the present value of future lease payments over the lease term. The discount rate used in the present value calculation is the Company's estimate of its incremental borrowing rate based on the information available at the lease commencement date. ASU 2016-02 did not result in any changes to how operating lease payments are expensed under GAAP, and therefore, the Company's total operating lease payments continue to be expensed on a straight-line basis over the life of the lease commencing upon possession of the property. The below-market lease intangible is based on the difference between the market rent and the contractual rent for the Company’s ground lease obligations and is discounted to a present value using an interest rate reflecting the Company’s assessment of the risk associated with the leases acquired. Acquired lease intangible assets are amortized over the remaining lease term.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(Unaudited)

Advertising Costs

The Company expenses advertising costs for hotel operations as incurred. These costs were $5.0 million for the three months ended March 31, 2019, and $4.1 million for the three months ended March 31, 2018.

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

	March 31, 2019	December 31, 2018
Trade receivables	$10,186	$8,329
Allowance for doubtful accounts	(375)	(338)
Trade and Note receivables, net of allowance	$9,811	$7,991

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

Derivative Transactions

The Company at certain times enters into derivative instruments to hedge exposure to changes in interest rates. The Company’s derivatives as of March 31, 2019, consist of interest rate cap agreements which it believes will help to mitigate its exposure to increasing borrowing costs under floating rate indebtedness. The Company has elected not to designate its interest rate cap agreements as cash flow hedges. The impact of the interest rate caps for the three months ended March 31, 2019 and March 31, 2018, was immaterial to the consolidated financial statements.

Recently Issued Accounting Pronouncements

Effective January 1, 2019, the Company adopted ASU 2016-02 Leases, using a cumulative-effect transition method and the package of practical expedients available on adoption. Under this standard, the Company, as lessee, is required to recognize its operating leases under GAAP as ROU assets and lease liabilities on the balance sheet.  The standard had a material impact on the Company’s Consolidated Balance Sheet but did not have an impact on the Company’s Consolidated Statement of Operations and Comprehensive Loss. The Company recognized $60.9 million of ROU assets and $53.2 million of lease liabilities as of March 31, 2019 for its operating leases. The Company's below-market lease intangible, net, of $8.9 million is also included in the ROU assets.

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

In March 2019, the FASB issued ASU 2019-01 Leases (Topic 842): Codification Improvements ("ASU 2019-01").  The amendments in ASU 2019-01 clarifies the existing codification as well as corrects unintended application of the existing guidance. The amendment provides additional guidance on determining the fair value of underlying assets by lessors that are not manufacturers or dealers, how to present sales-type and direct financing leases on the cash flow statement and transition disclosures related to topic 250, Accounting Changes and Error Corrections. ASU 2019-01 is effective for the Company for fiscal years beginning after December 15, 2019, with the transition disclosures related to Topic 250 effective for the fiscal year beginning on January 1, 2019. Transition disclosures related to Topic 250 were adopted by the Company on January 1, 2019, did not have a material impact on the Company's consolidated financial statements. The Company does not anticipate that the adoption of other additional guidance from ASU 2019-01 will have any impact on the Company's consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(Unaudited)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(Unaudited)

Class C Units

As of March 31, 2019, the Class C Units are reflected on the Consolidated Balance Sheets at $379.2 million. The value of the Class C Units as of March 31, 2019, is derived by reducing the $379.7 million in gross proceeds by the $22.5 million in costs directly attributable to the issuance of Class C Units, including $6.0 million paid directly to Brookfield at the Initial Closing in the form of expense reimbursements and a commitment fee, and increased by $16.8 million in distributions payable to holders of Class C Units in the form of additional Class C Units, $5.1 million in the accretion of the carrying value to the liquidation preference through March 31, 2019, and $0.1 million resulting from a change in value of the contingent forward liability.

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

The Brookfield Investor is also entitled to receive tax distributions under certain limited circumstances. As of March 31, 2019, no tax distributions have been paid.

For the three months ended March 31, 2019, the Company paid cash distributions of $4.8 million and PIK Distributions of 215,378.75 Class C Units to the Brookfield Investor, as the sole holder of the Class C Units. For the three months ended March 31, 2018, the Company paid cash distributions of $2.8 million and PIK Distributions of 126,617.01 Class C Units to the Brookfield Investor, as the sole holder of the Class C Units.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(Unaudited)

Holder Redemptions

The holders of the Class C Units may redeem such Class C Units at any time on or after March 31, 2022 for a redemption price in cash equal to the liquidation preference and also have certain other redemption rights in connection with the Company’s failure to maintain REIT status or material breaches of the A&R LPA.

Remedies Upon Failure to Redeem

If the OP fails to redeem Class C Units when required to do so pursuant to the terms of the A&R LPA, beginning three months after such failure BSREP II Hospitality II Special GP OP LLC (the ‘Special General Partner”), an affiliate of the Brookfield Investor, has the exclusive right, power and authority to sell the assets or properties of the OP for cash at such time or times as the Special General Partner may determine, upon engaging a reputable, national third party sales broker or investment bank reasonably acceptable to holders of a majority of the then outstanding Class C Units to conduct an auction or similar process designed to maximize the sales price. The proceeds from sales of assets or properties by the Special General Partner must be used first to make any and all payments or distributions due or past due with respect to the Class C Units, regardless of the impact of such payments or distributions on the Company or the OP.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(Unaudited)

Note 4 - Leases

As of March 31, 2019, the Company recorded leases of its hotel properties and its corporate office space lease in ROU assets and lease liabilities on the Company’s Consolidated Balance Sheet. The Company's below-market lease intangible, net, which is attributed to its ground leases is also included in the Company's ROU assets. The Company’s leases have remaining lease terms of five to 47 years. Most leases include one or more options to renew, with renewal terms that can extend the lease term from five to 50 years. One Company lease includes a purchase option. Lease extension and termination options require written notice by the Company in accordance with specific parameters addressed in each individual lease. Certain of the leases require variable lease payments typically based on a percentage of hotel revenue but no less than a minimum base rent. The Company's lease agreements do not contain any material residual value guarantees or material restrictive covenants.

During the quarter ended March 31, 2019, the Company paid rental obligations of $1.4 million which was included in the measurement of lease liabilities and ROU assets. The cash paid is included in operating cash flows on the Company Statement of Cash Flows.

Supplemental balance sheet and income statement information related to the Company's leases was as follows:

	Weighted Average Remaining Lease Term	Weighted Average Discount Rate	Variable Lease Expense (in thousands)	Rent Expense (in thousands)	Amortization of Below-Market Lease Intangible, net (in thousands)
March 31, 2019	18 years	6.33%	$192	$1,413	$100

Rent expense for the Company’s leases of its hotel properties which includes variable lease payments is recorded in Rent expense on the Consolidated Statement of Operations and Comprehensive Loss. Rent expense for the Company's corporate office space is included in General and administrative expense on the Consolidated Statement of Operations and Comprehensive Loss.

Maturity of Lease Liabilities Analysis as of March 31, 2019 for the Company's operating leases of hotel properties and corporate office space were as follows (in thousands):

	Minimum Rental Commitments	Amortization of Above Market Lease Intangible to Rent Expense	Amortization of Below Market Lease Intangible to Rent Expense	Amortization of Below Market Lease Intangible, net, to Rent Expense
For the nine months ending December 31, 2019	$4,115	$(114)	$412	$298
Year ending December 31, 2020	5,505	(153)	551	398
Year ending December 31, 2021	5,533	(153)	551	398
Year ending December 31, 2022	5,554	(153)	551	398
Year ending December 31, 2023	5,560	(153)	551	398
Thereafter	71,019	(1,722)	8,762	7,040
Total lease payments	$97,286	$(2,448)	$11,378	$8,930
Less: Imputed Interest	44,105
Present value of lease liability	$53,181

The following table summarizes future minimum rental commitments for the Company's operating leases comprised of leases of certain of the Company's hotel properties as of December 31, 2018 (in thousands):

	Minimum Rental Commitments	Amortization of Above Market Lease Intangible to Rent Expense	Amortization of Below Market Lease Intangible to Rent Expense	Amortization of Below Market Lease Intangible, net, to Rent Expense
Year ending December 31, 2019	$5,227	$(153)	$551	$398
Year ending December 31, 2020	5,265	(153)	551	398
Year ending December 31, 2021	5,271	(153)	551	398
Year ending December 31, 2022	5,292	(153)	551	398
Year ending December 31, 2023	5,298	(153)	551	398
Thereafter	71,153	(1,722)	8,762	7,040
Total	$97,506	$(2,487)	$11,517	$9,030

The Company has allocated values to certain above and below-market lease intangibles based on the difference between market rents and rental commitments under the leases. During the three months ended March 31, 2018, amortization of below-market lease intangibles, net, to rent expense was $0.1 million. Rent expense for the three months ended March 31, 2018 was $1.6 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(Unaudited)

Note 5 - Mortgage Notes Payable

The Company’s mortgage notes payable as of March 31, 2019 and December 31, 2018 consist of the following, respectively (in thousands):

	Outstanding Mortgage Notes Payable
Encumbered Properties	March 31, 2019	December 31, 2018	Interest Rate	Payment	Maturity
Baltimore Courtyard & Providence Courtyard	$45,500	$45,500	4.3%	Interest Only, Principal paid at Maturity	April 2019
Hilton Garden Inn Blacksburg Joint Venture	10,500	10,500	4.31%	Interest Only, Principal paid at Maturity	June 2020
87 - Pack Mortgage Loan - 87 properties in Grace Portfolio	805,000	805,000	One-month LIBOR plus 2.56%	Interest Only, Principal paid at Maturity	May 2019, subject to three, one year extension rights
87 - Pack Mezzanine Loan - 87 properties in Grace Portfolio	110,000	110,000	One-month LIBOR plus 6.50%	Interest Only, Principal paid at Maturity	May 2019, subject to three, one year extension rights
Additional Grace Mortgage Loan - 20 properties in Grace Portfolio and one additional property	232,000	232,000	4.96%	Interest Only, Principal paid at Maturity	October 2020
Term Loan -28 properties	310,000	310,000	One-month LIBOR plus 3.00%	Interest Only, Principal paid at Maturity	May 2019, subject to three, one year extension rights
Total Mortgage Notes Payable	$1,513,000	$1,513,000
Less: Deferred Financing, Net	$2,553	$5,491
Total Mortgage Notes Payable, Net	$1,510,447	$1,507,509

Interest expense related to the Company's mortgage notes payable for the three months ended March 31, 2019 and for the three months ended March 31, 2018, was $20.4 million and $17.6 million, respectively.

Baltimore Courtyard and Providence Courtyard

The Baltimore Courtyard and Providence Courtyard Loan was refinanced on April 5, 2019. See Note 15 - Subsequent Events. The new loan dated April 5, 2019 was then refinanced as part of the 92-Pack Loans described at Note 15 – Subsequent Events.

Hilton Garden Inn Blacksburg Joint Venture

The Hilton Garden Inn Blacksburg Joint Venture Loan matures June 6, 2020. On July 6, 2015 and each month thereafter, the Company is required to make an interest only payment based on the outstanding principal and a fixed annual interest rate of 4.31%. The entire principal amount is due at maturity.

87-Pack Loans

During the quarter ended March 31, 2019 and the year ended December 31, 2018, a total of 87 of the Company’s hotels, all of which were originally acquired in February 2015 as part of a portfolio currently comprising 111 hotel properties (the “Grace Portfolio”), were financed pursuant to a mortgage loan agreement (the “87-Pack Mortgage Loan”) and a mezzanine loan agreement (the “87-Pack Mezzanine Loan” and, collectively with the 87-Pack Mortgage Loan, the “87-Pack Loans”), with an aggregate principal balance of $915.0 million. The principal amount of the 87-Pack Mortgage Loan was $805.0 million and the 87-Pack Mortgage Loan was secured by the 87 Company hotel properties (each, a “87-Pack Collateral Property”). The principal amount of the 87-Pack Mezzanine Loan was $110.0 million and the 87-Pack Mezzanine Loan was secured by the ownership interest in the entities which own the 87-Pack Collateral Properties and the related operating lessees.

On May 1, 2019, the 87-Pack Loans matured and were refinanced as part of the 92-Pack Loans described at Note 15 - Subsequent Events.

The 87-Pack Mortgage Loan required monthly interest payments at a variable rate equal to one-month LIBOR plus 2.56%, and the 87-Pack Mezzanine Loan required monthly interest payments at a variable rate equal to one-month LIBOR plus 6.50%, for a combined weighted average interest rate of LIBOR plus 3.03%. Pursuant to an interest rate cap agreement, the LIBOR portions of the interest rates due under the 87-Pack Loans were effectively capped at the greater of (i) 4.0% and (ii) a rate that would result in a debt service coverage ratio specified in the loan documents.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(Unaudited)

In connection with a sale or disposition to a third party of an individual 87-Pack Collateral Property, such 87-Pack Collateral Property was entitled to be released from the 87-Pack Loans, subject to certain conditions and limitations, by prepayment of a portion of the 87-Pack Loans at a release price calculated in accordance with the terms of the 87-Pack Loans.

The 87-Pack Loans also provided for certain amounts to be deposited into reserve accounts, including with respect to a portion of the costs associated with the PIPs required pursuant to the franchise agreements related to the 87-Pack Collateral Properties.

For the term of the 87-Pack Loans, the Company and the OP were required to maintain, on a consolidated basis, a net worth of $250.0 million (excluding accumulated depreciation and amortization). As of March 31, 2019, the Company was in compliance with this financial covenant.

Additional Grace Mortgage Loan

A portion of the purchase price of the Grace Portfolio was financed through additional mortgage financing which loan was refinanced during October 2015 (the “Additional Grace Mortgage Loan”). The Additional Grace Mortgage Loan carries a fixed annual interest rate of 4.96% per annum with a maturity date on October 6, 2020. Pursuant to the Additional Grace Mortgage Loan, the Company agreed to make periodic payments into an escrow account for the PIPs required by the franchisors, and the Company made the final PIP reserve payment during June 2018. The Additional Grace Mortgage Loan includes the following financial covenants: minimum consolidated net worth and minimum consolidated liquidity. As of March 31, 2019, the Company was in compliance with these financial covenants.

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

For the term of the Term Loan, the Company and the OP are required to maintain, on a consolidated basis, a net worth of $250.0 million (excluding accumulated depreciation and amortization). As of March 31, 2019, the Company was in compliance with this financial covenant.

On May 1, 2019, the Company used $25.0 million of proceeds from the 92-Pack Loans described at Note 15 – Subsequent Events to prepay the Term Loan, extended the Term Loan until May 1, 2020, and entered into a commitment to amend the Term Loan.  See Note 15 - Subsequent Events.

Note 6 - Mandatorily Redeemable Preferred Securities

In February 2015, a portion of the contract purchase price for the Grace Portfolio was satisfied by the issuance to the sellers of the Grace Portfolio of approximately $447.1 million of liquidation value of preferred equity interests (the "Grace Preferred Equity Interests") in two newly-formed Delaware limited liability companies, HIT Portfolio I Holdco, LLC and HIT Portfolio II Holdco, LLC (together, the "Holdco entities"). Each of the Holdco entities is an indirect subsidiary of the Company and an indirect owner of the 111 hotels currently comprising the Grace Portfolio. The two Holdco entities correspond, respectively, to the pool of hotels encumbered by the 87-Pack Loan (plus four additional otherwise unencumbered hotels) and the pool of hotels encumbered by the Additional Grace Mortgage Loan subsidiaries of the Company.

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

Interest expense related to the Grace Preferred Equity Interests for the three months ended March 31, 2019 and 2018 was $2.7 million and $4.4 million, respectively.

On February 27, 2019, the Company used proceeds from the concurrent sale of Class C Units to the Brookfield Investor at the Final Closing to redeem the remaining $219.7 million in liquidation value of Grace Preferred Equity Interests.

Due to the fact that the Grace Preferred Equity Interests were mandatorily redeemable and certain of their other characteristics, the Grace Preferred Equity Interests were treated as debt in accordance with GAAP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(Unaudited)

Note 7 - Accounts Payable and Accrued Expenses

The following is a summary of the components of accounts payable and accrued expenses (in thousands):

	March 31, 2019	December 31, 2018
Trade accounts payable	$29,879	$22,247
Accrued expenses	48,337	40,718
Total	$78,216	$62,965

Note 8 - Common Stock

The Company had 39,132,451 and 39,134,628 shares of common stock outstanding as of each of March 31, 2019 and December 31, 2018, respectively.

Share Repurchase Program

On September 24, 2018, the Company announced that its board of directors had adopted a new share repurchase program (the "SRP"), effective as of October 1, 2018, pursuant to which the Company was offering, subject to certain terms and conditions, liquidity to stockholders by offering to make quarterly repurchases of common stock at a price to be established by the board of directors. In February 2019, the board of directors suspended the SRP. The suspension will remain in effect unless and until the board takes further action to reactivate the SRP. There can be no assurance the SRP will be reactivated on its current terms, different terms or at all. Prior to such suspension, the Company repurchased a total of 211,154 shares of common stock pursuant to the SRP for a total purchase price of $1.9 million, including 208,977 shares for a total purchase price of $1.9 million during the quarter and year ended December 31, 2018.

Note 9 - Share-Based Payments

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

RSUs represent a contingent right to receive shares of common stock at a future settlement date, subject to satisfaction of applicable vesting conditions and/or other restrictions, as set forth in the RSP and an award agreement evidencing the grant of RSUs. RSUs may not, in general, be sold or otherwise transferred until restrictions are removed and the rights to the shares of common stock have vested. Holders of RSUs do not have or receive any voting rights with respect to the RSUs or any shares underlying any award of RSUs, but such holders generally are credited with dividend or other distribution equivalents that are regarded as having been reinvested in RSUs which are subject to the same vesting conditions and/or other restrictions as the underlying RSUs. The RSUs are measured at fair value and  expensed over the applicable vesting period. The Company recognizes the impact of forfeited RSUs as they occur.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(Unaudited)

Restricted Share Awards

A summary of the Company's restricted share awards for the three months ended March 31, 2019 is presented below.

	Number of Shares	Weighted Average Grant Date Fair Value (per share)	Aggregate Intrinsic Value (in thousands)
Non-vested December 31, 2018	7,210	$14.18	$102
Granted	—	$—	$—
Vested	—	$—	$—
Forfeitures	—	$—	$—
Non-vested March 31, 2019	7,210	$14.18	$102

Prior to the Initial Closing, the Company made annual restricted share awards to its independent directors that vested annually over a five-year period following the date of grant, subject to continued service. In connection with the Initial Closing, the Company implemented a new director compensation program. Following the Initial Closing and pursuant to a compensation payment agreement, restricted share awards are made to an affiliate of the Brookfield Investor in respect of the Redeemable Preferred Directors’ service on the board of directors and vest on the earlier of the first anniversary of the date of grant or the date of the next annual meeting of the board of directors following the date of grant, subject to the continued service of the applicable Redeemable Preferred Director. As of March 31, 2019, the Company anticipates that all unvested restricted share awards will vest in accordance with their terms.

The compensation expense related to restricted shares for the three months ended March 31, 2019 and the three months ended March 31, 2018 was less than $0.1 million. As of March 31, 2019, there was less than $0.1 million remaining unrecognized compensation expense.

RSU Awards

A summary of the Company's RSU awards for the three months ended March 31, 2019 is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value (per share)	Aggregate Intrinsic Value (in thousands)
Non-vested December 31, 2018	332,364	$14.34	$4,765
Granted	198,243	$6.91	$1,370
Vested	65,858	$14.25	$938
Forfeited	612	$10.92	$6
Non-vested March 31, 2019	464,137	$11.18	$5,191

RSU awards to the Company’s executive officers and other employees generally vest annually over a four-year vesting period following the date of grant, subject to continued service. RSU awards to directors vest on the earlier of the first anniversary of the date of grant or the date of the next annual meeting of the board of directors following the date of grant, subject to the continued service of the applicable director. Vested RSUs may only be settled in shares of common stock and such settlement generally will be on the earliest of (i) in the calendar year in which the third anniversary of each applicable vesting date occurs, (ii) termination of the recipient’s services to the Company and (iii) a change in control event. As of March 31, 2019, the Company anticipated that all unvested RSUs would vest in accordance with their terms.

The compensation expense related to RSUs for the three months ended March 31, 2019 and the three months ended March 31, 2018 was approximately $0.4 million and $0.3 million, respectively. As of March 31, 2019, there was $4.6 million of unrecognized compensation expense remaining.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(Unaudited)

Note 10 - Fair Value Measurements

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

	March 31, 2019
	Carrying Amount	Fair Value
Mortgage notes payable	$1,513,000	$1,512,969
Total	$1,513,000	$1,512,969

The fair value of the mortgage notes payable was determined using the discounted cash flow method and applying current market rates and is classified as level 3 under the fair value hierarchy. Market rates take into consideration general market conditions and maturity.

During the three months ended March 31, 2019, the Company recorded impairment losses on its hotel properties (See Note 14 - Impairments). The fair value of these hotel properties was based on the observable market data which is considered level 2 input under the fair value hierarchy and unobservable inputs that reflect the Company's internal assumptions, which are considered level 3 input under the fair value hierarchy.

Note 11 - Commitments and Contingencies

Litigation

In the ordinary course of business, the Company may become subject to litigation, claims and regulatory matters. There are no material legal or regulatory proceedings pending or known to be contemplated against the Company at the date of this filing, other than as set forth below.

A special litigation committee of the Company’s board of directors (the “SLC”) has been empowered by a resolution adopted by the board of directors to investigate claims asserted in shareholder demand letters sent to the board by counsel for two stockholders of the Company, Tom Milliken and Stuart Wollman, as well as the allegations contained in an Amended Complaint filed by Mr. Milliken in the United States District Court for the Southern District of New York (the “Federal Court Action”). The resolution creating the SLC also empowers the SLC to determine whether to pursue actions against the defendants in the Federal Court Action. The SLC, which is represented by independent counsel, has substantially completed its investigation of the claims contained in the demand letters and Federal Court Action (collectively “the Claims”).

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

The Claims do not seek recovery of losses from or damages against the Company, but instead allege that the Company has sustained damages as a result of actions by the defendants, and therefore no accrual of any potential liability was necessary as of March 31, 2019, other than for incurred out-of-pocket legal fees and expenses.

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

Contingent Forward Liability

Until the Final Closing, the Company could have become obligated pursuant to the SPA with the Brookfield Investor to issue additional Class C Units. This obligation was considered a contingent forward contract under ASC section 480 - Distinguishing Liabilities from Equity, and the Company accounted for it as a liability.  On February 27, 2019, the Company used the proceeds from the concurrent sale of Class C Units to the Brookfield Investor to redeem the remaining $219.7 million in liquidation value of Grace Preferred Equity Interests, and the Brookfield Investor no longer has any obligations or rights to purchase additional Class C Units. Accordingly, at December 31, 2018, the Company recognized the fair value of the liability as income through current earnings, and thereby extinguished the contingent forward liability of $1.3 million. The Company had no contingent forward liability as of March 31, 2019.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(Unaudited)

Note 12 - Related Party Transactions and Arrangements

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

Holders of Class C Units are entitled to receive, with respect to each Class C Unit, fixed, quarterly cumulative cash distributions at a rate of 7.50% per annum from legally available funds. Holders of Class C Units are also entitled to receive, with respect to each Class C Unit, fixed, quarterly, cumulative PIK Distributions payable in Class C Units at a rate of 5% per annum. For the three months ended March 31, 2019, the Company paid cash distributions of $4.8 million and PIK Distributions of 215,378.75 Class C Units to the Brookfield Investor, as the sole holder of the Class C Units. For the three months ended March 31, 2018, the Company paid cash distributions of $2.8 million and PIK Distributions of 126,617.01 Class C Units to the Brookfield Investor, as the sole holder of the Class C Units.

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

Note 13 - Sale of Hotels

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

No hotels were sold during the quarter ended March 31, 2019.

Note 14 - Impairments

Impairments of Long-Lived Assets

During the quarter ended March 31, 2019, the Company identified five hotel properties where the carrying value of the properties exceeded their fair value and management determined the excess carrying value was unrecoverable. The Company recorded cumulative impairment losses of $10.9 million on the five hotels. The goodwill previously allocated to these properties by the Company had been fully written off as part of impairment of goodwill in prior periods and therefore no further impairment of goodwill was recorded. These hotels were identified for impairment review based on their potential sale, resulting in shorter holding periods. The Company determined the fair value of each hotel using market and income-based approaches. The market approach estimates value based on what other purchasers and sellers in the market have agreed to as price for comparable properties. The income approach utilizes assumptions such as discount rates, future cash flow, and capitalization rates.

There was no impairment of long-lived assets for the three months ended March 31, 2018.

Note 15 - Subsequent Events

Baltimore Courtyard and Providence Courtyard Bridge Loans

On April 5, 2019, the Company refinanced mortgage debt on two of its hotel properties: the Courtyard Baltimore Downtown/Inner Harbor, a 205-key select service hotel located in Baltimore, MD (the “Baltimore Courtyard”), and the Courtyard Providence Downtown, a 219-key select service hotel located in downtown Providence, RI (the “Providence Courtyard”).  The new mortgage and mezzanine loans were in an aggregate principal amount of $46.1 million (such loans, the “Baltimore Courtyard and Providence Courtyard Bridge Loans”).

At the closing of the Baltimore Courtyard and Providence Courtyard Bridge Loans, the net proceeds after accrued interest and certain closing costs were used to repay the $45.5 million principal amount then outstanding under the Company’s existing mortgage indebtedness on the Baltimore Courtyard and the Providence Courtyard properties.

The Baltimore Courtyard and Providence Courtyard Bridge Loans were prepaid in full at par in accordance with their terms on May 1, 2019, with proceeds from the 92-Pack Loans.

92-Pack Loans

On May 1, 2019, the Company refinanced the 87-Pack Loans and the Baltimore Courtyard and Providence Courtyard Bridge Loans with new mortgage and mezzanine indebtedness of $1,040 million on 92 of the Company’s hotel properties (the “92-Pack Loans”).  The 92-Pack Loans include the following terms.

Loan Description	Primary Collateral	Principal Amount	Interest Rate	Payment Terms	Maturity

Mortgage Loan	Mortgages on 92 of the Company's hotel properties	$870.0 million	One-month LIBOR plus 2.14%	Interest only, Principal Paid at Maturity	November 2021, subject to three, one year extension rights

Senior Mezzanine Loan	Pledge of ownership interests in the Company's subsidiaries that own and operate the 92 hotel properties	$100.0 million	One-month LIBOR plus 5.60%	Interest only, Principal Paid at Maturity	November 2021, subject to three, one year extension rights

Junior Mezzanine Loan	Pledge of ownership interests in the borrowers and leasehold pledgors under the senior mezzanine loan	$70.0 million	One-month LIBOR plus 8.50%	Interest only, Principal Paid at Maturity	November 2021, subject to three, one year extension rights

The weighted average interest rate per annum on the 92-Pack Loans is one-month LIBOR plus 2.90%.  Pursuant to an interest rate cap agreement, the LIBOR portions of the interest rates due under the 92-Pack Loans are effectively capped at 4.00%.

At closing, the Company used the net proceeds from the 92-Pack Loans after accrued interest and closing costs to repay $961.1 million outstanding under the 87 Pack Loans and the Baltimore Courtyard and Providence Courtyard Bridge Loans.  The Company also used $10.0 million of proceeds to fund a reserve with the lenders that the Company can utilize to fund expenditures for work required to be performed under property improvement plans (“PIPs”) required by franchisors of the 92 hotel properties. During the term of the 92-Pack Loans, the Company will be required to periodically deposit additional reserves with the lenders that the Company can utilize to fund a portion of future PIP work and other capital improvements.

The 92-Pack Loans are fully prepayable with certain prepayment fees applicable on or prior to May 7, 2020, provided, however, that the first 25% of each of the 92-Pack Loans is prepayable at par. Following May 7, 2020, each of the 92-Pack Loans may be prepaid without payment of any prepayment fee or any other fee or penalty.  Prepayments under the mortgage loan are generally conditioned on a pro-rata prepayment being made under the mezzanine loans.

In connection with a sale or disposition to a third party of any of the 92 hotel properties serving as collateral, such property may be released from the 92-Pack Loans, subject to certain conditions and limitations, by prepayment of a portion of the 92-Pack Loans at a release price calculated in accordance with the terms of the 92-Pack Loans.

For the term of the 92-Pack Loans, the Company and the OP are required to maintain, on a consolidated basis, a net worth of (i) $250.0 million (excluding their interest in the 92 hotel properties serving as collateral and excluding accumulated depreciation and amortization) and (ii) $500.0 million (including their interest in the 92 hotel properties serving as collateral but excluding accumulated depreciation and amortization).

Term Loan

At the closing of the 92-Pack Loans, $25.0 million of the net proceeds were used to prepay principal under the Company’s Term Loan. This prepayment reduced the amount outstanding under the Term Loan to $285.0 million, and concurrently, the Company extended the maturity of the Term Loan in accordance with its terms to May 1, 2020, and entered into a commitment letter with the lenders under the 92-Pack Loans or their affiliates pursuant to which each of the lenders committed to amend the Term Loan such that the $285.0 million currently outstanding would remain outstanding, to add one additional extension term of one-year to the term of the Term Loan, such that if the Company exercises all extension rights, the maturity date of the Term Loan would be May 1, 2023, and to make certain other modifications. This commitment to amend the Term Loan is subject to conditions, including the execution and delivery of definitive documents, and there can be no assurance the amendment will be completed on its contemplated terms, or at all.

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

Overview

Hospitality Investors Trust, Inc. is a self-managed real estate investment trust (" REIT") that invests primarily in premium-branded select-service lodging properties in the United States. As of March 31, 2019, we own or have an ownership interest in a total of 144 hotels, with a total of 17,321 guestrooms in 33 states.

We believe in affiliating our hotels with premium brands owned by leading international franchisors such as Hilton, Marriott and Hyatt. As of March 31, 2019, all but one of our hotels operated under a franchise or license agreement with a national brand owned by one of Hilton Worldwide, Inc., Marriott International, Inc., Hyatt Hotels Corporation and Intercontinental Hotels Group or one of their respective subsidiaries or affiliates. Our one unbranded hotel has a direct affiliation with a leading university in Atlanta.

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

We conducted our initial public offering ("IPO") from January 2014 until November 2015 without listing shares of our common stock on a national securities exchange, and we have not subsequently listed our shares. There currently is no established trading market for our shares and there may never be one. We are required to annually publish an estimated net asset value per share of common stock ("Estimated Per-Share NAV") pursuant to the rules and regulations of Financial Industry Regulatory Authority (“FINRA”). On May 9, 2019, our board of directors unanimously approved an updated 2019 Estimated Per-Share NAV equal to $9.21 based on an estimated fair value of our assets less the estimated fair value of our liabilities, divided by 39,134,628 shares of our common stock outstanding on a fully diluted basis as of December 31, 2018 (the "2019 NAV"), and we published our 2019 NAV on May 13, 2019. We intend to publish an updated Estimated Per-Share NAV on at least an annual basis.

On January 12, 2017, we, along with our operating partnership, Hospitality Investors Trust Operating Partnership, L.P. (the "OP"), entered into the Securities Purchase, Voting and Standstill Agreement ("SPA") with the Brookfield Investor to secure a commitment by the Brookfield Investor to make capital investments in us necessary for us to meet our short-term and long-term liquidity requirements and obligations.

On March 31, 2017, the Initial Closing occurred and various transactions and agreements contemplated by the SPA were consummated and executed, including but not limited to:

•

the sale by us and purchase by the Brookfield Investor of one share of a new series of preferred stock designated as the Redeemable Preferred Share, par value $0.01 per share ("the "Redeemable Preferred Share"), for a nominal purchase price; and

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

Holders of Class C Units are entitled to receive, with respect to each Class C Unit, fixed, quarterly cumulative cash distributions at a rate of 7.50% per annum and are also entitled to receive, with respect to each Class C Unit, fixed, quarterly, cumulative PIK Distributions payable in Class C Units at a rate of 5% per annum. As of March 31, 2019, the Brookfield Investor has made $379.7 million of capital investments in us by purchasing Class C Units in the OP, and the total liquidation preference of the Class C Units was $396.5 million. The Class C Units are convertible into units of limited partner interest in the OP entitled “OP Units” (“OP Units”), which may be redeemed for shares of our common stock or, at our option, the cash equivalent. As of March 31, 2019, the Brookfield Investor owns or controls 40.7% of the voting power of our common stock on an as-converted basis. With respect to share ownership limitations contained in our charter intended to ensure our ongoing compliance with REIT requirements, we have granted the Brookfield Investor and its affiliates a waiver of the applicable limitations which permits the Brookfield Investor and its affiliates to own up to 49.9% in value of the aggregate of the outstanding shares of our common stock, subject to terms and conditions set forth in an ownership limit waiver agreement. The SPA also contains certain standstill and voting restrictions applicable to the Brookfield Investor and certain of its affiliates.

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

Prior to the Initial Closing, we had no employees, and we depended on our former external advisor, American Realty Capital Hospitality Advisors, LLC (the "Former Advisor") to manage certain aspects of our affairs on a day-to-day basis pursuant to our advisory agreement. In connection with, and as a condition to, the Brookfield Investor’s investment in us at the Initial Closing, the advisory agreement was terminated and certain employees of the Former Advisor or its affiliates (including, at that time, Crestline) who had been involved in the management of our day-to-day operations, including all of our executive officers, became our employees.

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

Our revenues are comprised of rooms revenue, food and beverage revenue and other revenue which accounted for approximately 94.1%, 3.5%, and 2.4%, respectively, of our total revenues for the three months ended March 31, 2019. Hotel operating expenses (which exclude acquisition and transaction costs, general and administrative, depreciation and amortization and impairment of goodwill and long-lived assets) represent approximately 70.2% of our total operating expenses for the three months ended March 31, 2019.

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

Our acquisitions of hotel properties are accounted for as acquisitions of groups of assets rather than business combinations, although the determination will be made on a transaction-by-transaction basis. If we conclude that an acquisition will be accounted for as a group of assets, the costs associated with the acquisition will be capitalized as part of the assets acquired.

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

Impairment of Long-Lived Assets

Upon the occurrence of certain “triggering events” under the provisions of the Accounting Standards Codification ("ASC") section 360-Property, Plant and Equipment, we review our hotel investments which are considered to be long-lived assets under GAAP for impairment.  These triggering events include significant declines in market value of the asset, significant declines in operating performance, significant adverse changes in economic conditions, and potential sales of hotel properties which result in shorter holding periods. If a triggering event occurs and circumstances indicate the carrying amount of the property may not be recoverable, we perform a recoverability test which compares the carrying amount to an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property’s use and eventual disposition. The estimates consider factors such as expected future operating income, market and other applicable trends and residual value, as well as the effects of demand, competition and other factors. If we determine we are unable to recover the carrying amount of the asset over the useful life, impairment is deemed to exist and an impairment loss will be recorded to the extent that the carrying amount exceeds the estimated fair value of the property which results in an immediate charge to net income.

Class C Units

We initially measured the Class C Units at fair value net of issuance costs. We are required to accrete the carrying value of the Class C Units to the liquidation preference using the effective interest method over the five - year period prior to the holder's redemption option becoming exercisable. However, if it becomes probable that the Class C Units will become redeemable prior to such date, we will adjust the carrying value of the Class C Units to the maximum liquidation preference.

Until the Final Closing, we could have become obligated pursuant to the SPA with the Brookfield Investor to issue additional Class C Units. This obligation was considered a contingent forward contract under ASC section 480 - Distinguishing Liabilities from Equity, and we accounted for it as a liability. On February 27, 2019, we used the proceeds from the sale of Class C Units to the Brookfield Investor at the Final Closing to redeem the remaining $219.7 million in liquidation value of preferred equity interests issued by two of our subsidiaries that indirectly own 111 of our hotels (the "Grace Preferred Equity Interests") (which was treated as indebtedness for accounting purposes), and the Brookfield Investor no longer has any obligations or rights to purchase additional Class C Units. Accordingly, at December 31, 2018, we recognized the fair value of the contingent forward liability as income through current earnings, and thereby extinguished the liability of $1.3 million. We had no contingent forward liability as of March 31, 2019 and will not have any such liability in the future.

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

Occ, ADR, and RevPAR are commonly used measures within the hotel industry to evaluate hotel operating performance. ADR and RevPAR do not include food and beverage or other revenues generated by the hotels. We evaluate individual hotel RevPAR performance on an absolute basis with comparisons to budget, to prior periods and to the hotel competitive set in the market, as well as on a company-wide and regional basis. Our hotel competitive sets generally include branded hotels of similar size, location, age and chain scale (as designated by STR, Inc.).

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

Results of Operations

We are currently undertaking an approximately $350 million PIP program across substantially all the hotels in our portfolio. As of March 31, 2019, we have substantially completed work on 90 of the 141 hotels that are part of our PIP program, and an additional nine hotels are in process and expected to be substantially completed early in the second quarter of 2019. We expect to complete our PIP program over the next two to three years. PIP renovation work has adversely impacted, and is expected to continue to adversely impact, our operating results due to the disruption to the operations of the hotels while renovation work is ongoing. We anticipate that as we complete PIP renovations, our performance at the renovated hotels will increase for a period of time (generally one to two years) and then moderate as the hotel stabilizes. However, we cannot provide any assurance that the PIP renovations at our hotels will have the desired effect of improving the competitive position and enhancing the performance of the hotels renovated. We also anticipate that the hotels in our portfolio that are scheduled for PIP renovations in the future but have not yet been renovated will experience decreases in RevPAR growth and could experience RevPAR declines until they are renovated.

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

Comparison of the Three Months Ended March 31, 2019 to the Three Months Ended March 31, 2018

Room revenues for the portfolio were $133.7 million for the three months ended March 31, 2019, compared to room revenues of $131.8 million for the three months ended March 31, 2018. The increase in room revenues was driven by higher occupancy and ADR, primarily as a result of fewer hotels under renovation during the three months ended March 31, 2019, compared to the three months ended March 31, 2018. An aggregate of 16 hotels were under renovation pursuant to our PIP program during the quarter ended March 31, 2019, which represented approximately 1,300 nights during the period when a room could not be used due to ongoing renovations, compared to 32 hotels under renovation during the quarter ended March 31, 2018, which represented approximately 2,000 nights during the period when a room could not be used due to ongoing renovations.

The following table presents actual operating information of the hotels in our portfolio for the periods in which we have owned them.

	Three Months Ended
Total Portfolio	March 31, 2019	March 31, 2018
Number of rooms	17,321	17,316
Occ	70.0%	68.5%
ADR	$124.47	$123.74
RevPAR	$87.10	$84.78

Our results of operations include the hotels we own beginning on the date of each hotel's acquisition and the hotels that we have sold through the date of disposition. The next table below presents pro-forma operating information for the hotels in our portfolio as of March 31, 2019, as if we had owned each hotel for the full periods presented.

	Three Months Ended
Pro-forma (144 hotels)	March 31, 2019	March 31, 2018
Number of rooms	17,321	17,321
Occ	70.0%	68.8%
ADR	$124.47	$124.03
RevPAR	$87.10	$85.29
RevPAR change	2.1%

The information in the next table below presents pro-forma operating information for only the hotels that we classify as not under renovation as of March 31, 2019. We consider hotels to be under renovation beginning in the quarter that they start material renovations and continuing until the end of the fourth full quarter following the substantial completion of the renovations. Therefore, hotels classified as not under renovation are those that as of March 31, 2019, have not been materially renovated (or for which material renovations have not started) or had material renovations completed more than four full quarters prior to the three months ended March 31, 2019 (i.e., completed on or prior to December 31, 2017).

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

	Three Months Ended
Pro-forma hotels not under renovation (91 hotels)	March 31, 2019	March 31, 2018
Number of rooms	11,075	11,075
Occ	72.5%	73.4%
ADR	$126.55	$125.99
RevPAR	$91.78	$92.53
RevPAR change	(0.8)%

The information in the next table below presents pro-forma operating information for a subset of the 91 hotels classified as not under renovation because we completed renovations for these 46 hotels more than four full quarters prior to the three months ended March 31, 2019.

	Three Months Ended
Pro-forma hotels not under renovation with completed renovations (46 hotels)	March 31, 2019	March 31, 2018
Number of rooms	5,546	5,546
Occ	75.7%	77.6%
ADR	$129.53	$129.98
RevPAR	$98.07	$100.83
RevPAR change	(2.7)%

The decline in pro-forma RevPAR of 2.7% for our 46 hotels not under renovation with completed renovations, reflects lower occupancy and ADR primarily due to the impact of new hotel supply and softer market conditions in certain of our hotel locations.

Other non-room operating revenues for the portfolio include food and beverage, and other ancillary revenues such as conference center, market, parking, telephone and cancellation fees. Total non-room operating revenues, including the results of the hotels in our portfolio as if we had owned each hotel in our portfolio for the three months ended March 31, 2019, and the three months ended March 31, 2018, increased 2.5% over the prior year period driven primarily by higher other ancillary revenues.

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

Total hotel operating expenses (which exclude general and administrative depreciation and amortization and impairment of long-lived assets), including the results of the hotels in our portfolio as if we had owned each hotel in our portfolio for the three months ended March 31, 2019, and the three months ended March 31, 2018, increased approximately 2.0% over the prior year period primarily due to higher other property-level operating expenses driven by higher labor costs. We continue to be impacted by increasing labor costs at our hotels, and we anticipate this trend will continue during 2019.

General and administrative increased approximately $0.4 million for the three months ended March 31, 2019, compared to the prior year period, primarily due to higher legal fees incurred related to the litigation described in Note 11 of the consolidated financial statements included in this Form 10-Q. We expect these legal fees and expenses to continue and they may increase in 2019.

Depreciation and amortization increased approximately $2.1 million for the three months ended March 31, 2019, compared to the prior year period, primarily due to completed PIPs.

Impairment of goodwill and long-lived assets increased by $10.9 million for the three months ended March 31, 2019, compared to prior year period. For the three months ended March 31, 2019, a $10.9 million impairment on long-lived assets was recorded on five hotels. See Note 14 - Impairments to our accompanying consolidated financial statements included in this Quarterly Report on Form 10-Q for further details. There was no impairment of goodwill and long-lived assets for the three months ended March 31, 2018.

Interest expense increased $1.0 million for the three months ended March 31, 2019, compared to the prior year period, primarily driven by higher interest rates. The average interest rate on our mortgage debt was 5.35% for the three months ended March 31, 2019, compared to 4.63% for the three months ended March 31, 2018.

Other income (expense) changed by $0.2 million for the three months ended March 31, 2019, compared to the prior year period.

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

The following table reconciles our net loss attributable to common stockholders in accordance with GAAP to Hotel EBITDA for the three months ended March 31, 2019, and for the three months ended March 31, 2018:

	For the Three Months Ended March 31, 2019	For the Three Months Ended March 31, 2018
Net loss attributable to common stockholders	$(41,153)	$(23,799)
Dividends on Class C Units	7,942	4,669
Accretion of Class C Units	883	589
Net loss before dividends and accretion (in accordance with GAAP)	(32,328)	(18,541)
Less: Net income (loss) attributable to non-controlling interest	(92)	(28)
Net loss and comprehensive loss (in accordance with GAAP)	$(32,420)	$(18,569)
Depreciation and amortization	28,485	26,371
Impairment of goodwill and long-lived assets	10,927	—
Interest expense	26,153	25,106
Other (income) expense	(214)	13
Equity in (earnings) loss of unconsolidated entities	(5)	154
General and administrative	5,223	4,857
Income tax benefit	(1,391)	(1,244)
Hotel EBITDA	$36,758	$36,688

Cash Flows

Net cash provided by operating activities was $14.8 million for the three months ended March 31, 2019. Cash provided by operating activities was positively impacted primarily by increases in accounts payable and accrued expenses, partially offset by increases in prepaid expenses and other assets.

Net cash used in investing activities was $14.1 million for the three months ended March 31, 2019, primarily impacted by capital investments in our properties.

Net cash flow used in financing activities was $12.5 million for the three months ended March 31, 2019. Cash used in financing activities was primarily impacted by redemptions of Grace Preferred Equity Interests, partially offset by proceeds from Class C Units (net of issuance costs), and cash distributions paid on Class C Units.

Election as a REIT

We elected to be taxed as a REIT commencing with our taxable year ended December 31, 2014. In order to continue to qualify as a REIT, we must distribute annually to our stockholders 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding net capital gain, and must comply with various other organizational and operational requirements. As of March 31, 2019, we had $195.5 million of net operating loss ("NOL") carry forward that may be used in the future to reduce the amount otherwise required to be distributed by us to meet REIT requirements. These NOLs will not begin to expire for over a decade.

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

Liquidity and Capital Resources

As of March 31, 2019, we had cash and cash equivalents on hand of $40.5 million. Under certain of our debt obligations, we are required to maintain minimum liquidity of $15.0 million to comply with financial covenants, and we expect to satisfy this covenant through liquidity we maintain at individual hotels as well as through other sources.

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

In January 2017, we entered into the SPA with the Brookfield Investor pursuant to which the Brookfield Investor agreed to make capital investments of up to $400 million representing an immediate purchase of $135.0 million in Class C Units in the OP together with a commitment to purchase up to $265.0 million in additional Class C Units in the OP during a period ending in February 2019. As of March 31, 2019, the Brookfield Investor has made $379.7 million of capital investments by purchasing Class C Units in the OP, and the total liquidation preference of the Class C Units (which includes quarterly PIK Distributions that are paid on the outstanding liquidation preference) was $396.5 million. We utilized the proceeds from these sales of Class C Units to repay indebtedness, to fund redemptions of the Grace Preferred Equity Interests in accordance with their terms, to fund brand-mandated PIPs, to fund the acquisition of seven hotels in April 2017 which had been pending at the time our IPO was suspended, and for other general corporate purposes. We fully redeemed the Grace Preferred Equity Interests in February 2019 with the proceeds from the final sale of Class C Units pursuant to the SPA, and the Brookfield Investor no longer has any obligations or rights to purchase additional Class C Units.

Since acquiring our hotels we have been undertaking and continue to undertake an approximately $350 million PIP program across substantially all the hotels in our portfolio. As of March 31, 2019, we have substantially completed work on 90 of the 141 hotels that are part of our PIP program, including seven hotels with PIP work completed during 2019. We have an additional nine hotels with PIPs currently in process that are expected to be substantially completed early in the second quarter of 2019. Since acquiring our hotels, we have reinvested more than $337.5 million in our hotels through PIPs and other capital improvements. We spent approximately $14.2 million as part of our PIP program and other capital improvements during the three months ended March 31, 2019, and expect to spend approximately $38.3 million during the remainder of 2019. We periodically deposit reserves with our mortgage lenders that we utilize to fund a portion of the PIP work and other capital improvements. As of March 31, 2019, we had $14.7 million of PIP and other capital improvements reserves. As of March 31, 2019, we were scheduled to fund an additional $16.9 million in PIP reserves with our mortgage lenders during 2019, and $8.2 million during the period from 2020 through 2022. We expect to complete our PIP program over the next two to three years.

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

As of March 31, 2019, we had principal outstanding of $1.5 billion under our indebtedness most of which was incurred in acquiring the properties we currently own. As of March 31, 2019, our loan-to-value ratio was 59.6%. This leverage percentage is calculated based on total cost of real estate assets before accumulated depreciation and amortization, and the market value of our real estate assets may be materially lower.

We have financed substantially all our hotels with mortgage debt and, in some cases, mezzanine debt. The maturity date and certain other terms of our mortgage and mezzanine debt obligations are summarized at Note 5 of the consolidated financial statements included in this Form 10-Q. We intend to manage the maturity of our debt obligations by extending or refinancing the related debt at or prior to maturity. Depending upon market conditions, we may seek to generate additional liquidity from financing and refinancing of hotels in our portfolio, and this liquidity, to the extent available, may be utilized for various corporate purposes such as to repay other indebtedness, fund the PIP program or, subject to the Brookfield Approval Rights, for new hotel acquisitions. On May 1, 2019, we refinanced $961.1 million in principal amount of the then outstanding mortgage and mezzanine indebtedness encumbering 89 of our hotel properties with new mortgage and mezzanine indebtedness of $1,040 million secured by a total of 92 hotel properties (the “92-Pack Loans”).  See Note 15 - Subsequent Events to our consolidated financial statements included in this Quarterly Report on Form 10-Q. At closing, we used the additional net proceeds from the 92-Pack Loans after accrued interest and closing costs as follows: (i) $25.0 million was used to repay a portion of the principal amount then outstanding under one of our other mortgage loans encumbering 28 of our other hotel properties (the “Term Loan”); and (ii) $10.0 million was deposited into a reserve with the lenders under the 92-Pack Loans that we can utilize to fund expenditures for work required to be performed under PIPs required by franchisors of the 92 hotel properties. The 92-Pack Loans generated approximately $25 million of additional working capital for us.

We believe we will be successful in extending or refinancing our other mortgage debt, but we cannot provide any assurance in this regard. Concurrently with the partial prepayment of principal on the Term Loan described above, we also (i) extended the maturity of the Term Loan in accordance with its terms to May 1, 2020, and (ii) entered into a commitment letter with the lenders under the Term Loan to add one additional extension term of one-year to the term of the Term Loan, such that if we exercise all extension rights, the maturity date of the Term Loan would be May 1, 2023, and to make certain other modifications. The amendment would also provide that the $285.0 million currently outstanding under the Term Loan would continue to remain outstanding. This commitment to amend the Term Loan is subject to conditions, including the execution and delivery of definitive documents, and there can be no assurance the amendment will be completed on its contemplated terms, or at all.

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

In September 2018, our board of directors adopted the SRP pursuant to which we were offering, subject to certain terms and conditions, liquidity to stockholders by offering to make quarterly repurchases of common stock at a price to be established by the board of directors. Repurchases under the SRP were limited to a maximum number of shares of common stock for any quarter equal to the lower of 1,000,000 shares of common stock or 5% of the number of shares of common stock outstanding as of the last day of the previous quarter. The board of directors may modify, suspend, reactivate or terminate the SRP at any time and has the power, in its sole discretion, to repurchase fewer shares than have been requested in any particular quarter, or none at all. In February 2019, our board of directors suspended the SRP. The suspension will remain in effect unless and until our board takes further action to reactivate the SRP. There can be no assurance the SRP will be reactivated on its current terms, different terms or at all. Prior to such suspension, we had repurchased a total of 211,154 shares of common stock pursuant to the SRP for a total purchase price of $1.9 million, including 208,977 shares for a total purchase price of $1.9 million during the quarter and year ended December 31, 2018, all funded from cash on hand.

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

For the three months ended March 31, 2019, we paid cash distributions of $4.8 million on the Class C Units, and PIK Distributions of 215,378.75 Class C Units to the Brookfield Investor, as the sole holder of the Class C Units. For the three months ended March 31, 2018, we paid cash distributions of $2.8 million on the Class C Units, and PIK Distributions of 126,617.01 Class C Units to the Brookfield Investor, as the sole holder of the Class C Units.

Contractual Obligations

We have the following contractual obligations as of March 31, 2019:

Debt Obligations:

The following is a summary of principal and interest due under our mortgage debt obligations as of March 31, 2019 (in thousands):

	Total	2019	2020-2022	2023	Thereafter
Principal payments due on mortgage notes payable	$1,513,000	45,500	$1,467,500	$—	$—
Interest payments due on mortgage notes payable	236,466	61,712	174,754	—	—
Total	$1,749,466	$107,212	$1,642,254	$-	$—

Mortgage notes payable due dates assume exercise of all borrower extension options. Estimated interest payments on our variable rate debt are based on interest rates as of March 31, 2019. The principal payment due in 2019 was refinanced during April 2019 and we also engaged in another significant additional refinancing on May 1, 2019. See Note 15 - Subsequent Events to our consolidated financial statements included in this Quarterly Report on Form 10-Q.

Class C Unit Obligations:

The following table reflects the cash distributions obligations on the Class C Units over the next five years and thereafter as of March 31, 2019 (in thousands):

	Total	2019	2020-2022	2023	Thereafter
Distributions on Class C Units	$97,029	$23,006	$74,023	$—	$—

Beginning in March 2022, we may also be required to fund redemptions of the Class C Units at the option of the holder.

Lease Obligations:

The following table reflects the minimum base rental cash payments under leases of our hotel properties and our corporate space lease over the next five years and thereafter as of March 31, 2019 (in thousands):

	Total	2019	2020-2022	2023	Thereafter
Lease payments due	$97,229	$4,058	$16,592	$5,560	$71,019

Property Improvement Plan Reserve Deposits:

The following table reflects estimated PIP reserve deposits that are required under our mortgage debt obligations over the next five years as of March 31, 2019 (in thousands):

	Total	2019	2020-2022	2023	Thereafter
PIPs reserve deposits due	$25,071	$16,866	$8,205	$—	$—

Related Party Transactions and Agreements

See Note 12 - Related Party Transactions and Arrangements to our consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

As of March 31, 2019, we had not fixed the interest rate for $1.2 billion of our secured variable-rate debt. As a result, we are subject to the potential impact of rising interest rates, which could negatively impact our profitability and cash flows. In order to mitigate our exposures to changes in interest rates, we have entered into interest rate cap agreements with respect to all $1.2 billion of our variable-rate debt. The estimated impact on our annual results of operations, of an increase or decrease of 100 basis points in interest rates, would be to increase or decrease annual interest expense by approximately $12.4 million. The estimated impact assumes no changes in our capital structure. As the information presented above includes only those exposures that exist as of March 31, 2019, it does not consider those exposures or positions that could arise after that date. The information represented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.

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

No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are not a party to any material pending legal or regulatory proceedings, other than as set forth below.

A special litigation committee of the Company’s board of directors (the “SLC”) has been empowered by a resolution adopted by the board of directors to investigate claims asserted in shareholder demand letters sent to the board by counsel for two stockholders of the Company, Tom Milliken and Stuart Wollman, as well as the allegations contained in an Amended Complaint filed by Mr. Milliken in the United States District Court for the Southern District of New York (the “Federal Court Action”). The resolution creating the SLC also empowers the SLC to determine whether to pursue actions against the defendants in the Federal Court Action. The SLC, which is represented by independent counsel, has substantially completed its investigation of the claims contained in the demand letters and Federal Court Action (collectively “the Claims”).

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

The Claims do not seek recovery of losses from or damages against the Company, but instead allege that the Company has sustained damages as a result of actions by the defendants, and therefore no accrual of any potential liability was necessary as of March 31, 2019, other than for incurred out-of-pocket legal fees and expenses.

Item 1A. Risk Factors.

There have been no material changes to the risk factors disclosed in our 2018 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We did not sell any equity securities that were not registered under the Securities Act during the three months ended March 31, 2019.

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

Prior to such suspension, we repurchased shares of our common stock pursuant to the SRP during the quarter ended December 31, 2018 and the three months ended March 31, 2019. The following table summarizes the repurchases of shares under the SRP cumulatively through March 31, 2019.

	Number of Shares Repurchased	Cost of Shares Repurchased	Weighted-Average Price per Share
		(In thousands)
Year ended December 31, 2018	208,977	$1,881	$9.00
January 2019	2,177	20	9.00
February 2019	—	—	—
March 2019	—	—	—
Cumulative repurchases as of March 31, 2019	211,154	$1,901	$9.00

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

EXHIBIT INDEX

The following exhibits are included in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
10.1(1)	Loan Agreement, dated as of April 5, 2019, by and among the Entities Listed on Schedule 1-A thereto, collectively, as borrower, and the Entities Listed on Schedule 1-B thereto, collectively, as operating lessee, and Deutsche Bank AG, New York Branch, as lender
10.2(1)	Mezzanine Loan Agreement, dated as of April 5, 2019, by and among HIT 2PK Mezz, LLC, as borrower, and HIT 2PK TRS Mezz, LLC, as leasehold pledgor, and Deutsche Bank AG, New York Branch, as lender
10.3(1)	Guaranty of Recourse Obligations, dated as of April 5, 2019, by Hospitality Investors Trust Operating Partnership, LP and Hospitality Investors Trust, Inc. to and for the benefit of Deutsche Bank AG, New York Branch
10.4(1)	Mezzanine Guaranty of Recourse Obligations, dated as of April 5, 2019, by Hospitality Investors Trust Operating Partnership, LP and Hospitality Investors Trust, Inc. to and for the benefit of Deutsche Bank AG, New York Branch
10.5(1)	Environmental Indemnity Agreement, dated as of April 5, 2019, on behalf of Hospitality Investors Trust, Inc., Hospitality Investors Trust Operating Partnership, L.P. and the Entities Listed on Schedule I, as indemnitors, in favor of Deutsche Bank AG, New York Branch, as indemnitee
10.6(1)	Mezzanine Environmental Indemnity Agreement, dated as of April 5, 2019, on behalf of Hospitality Investors Trust, Inc., Hospitality Investors Trust Operating Partnership, L.P. and HIT 2PK Mezz, LLC, as indemnitors, in favor of Deutsche Bank AG, New York Branch, as indemnitee
10.7*

Ninth Amendment to Amended and Restated Agreement of Limited Partnership of Hospitality Investors Trust Operating Partnership, L.P. dated as of February 27, 2019, by Hospitality Investors Trust, Inc., as general partner

10.8*

Tenth Amendment to Amended and Restated Agreement of Limited Partnership of Hospitality Investors Trust Operating Partnership, L.P. dated as of March 29, 2019, by Hospitality Investors Trust, Inc., as general partner

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

XBRL (eXtensible Business Reporting Language). The following materials from Hospitality Investors Trust, Inc. Quarterly Report on Form 10-Q for the three months ended March 31, 2019, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statements of Changes in Stockholders' Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

* Filed herewith

1. Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on April 9, 2019.

HOSPITALITY INVESTORS TRUST, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOSPITALITY INVESTORS TRUST, INC.

Dated: May 13, 2019	By: /s/ Jonathan P. Mehlman Name: Jonathan P. Mehlman Title: Chief Executive Officer and President (Principal Executive Officer)
Dated: May 13, 2019	By: /s/ Edward T. Hoganson Name: Edward T. Hoganson Title: Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)