Form 10-Q
period 2019-06-30
Hospitality Investors Trust, Inc.
filed 2019-08-08
CIK 1583077

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

The number of shares of the registrant's common stock, $0.01 par value, outstanding as of August 1, 2019 was 39,151,201.

		Page
PART I
Item 1.	Financial Statements	1
	Consolidated Balance Sheets as of June 30, 2019 (Unaudited) and December 31, 2018	1
	Consolidated Statements of Operations and Comprehensive Loss (Unaudited) for the Three Months Ended June 30, 2019 and the Three Months Ended June 30, 2018 and for the Six Months Ended June 30, 2019 and the Six Months Ended June 30, 2018	2
	Consolidated Statement of Changes in Equity (Unaudited) for the Three Months Ended June 30, 2019 and the Three Months Ended June 30, 2018 and for the Six Months Ended June 30, 2019 and the Six Months Ended June 30, 2018	3
	Consolidated Statements of Cash Flows (Unaudited) for the Six Months Ended June 30, 2019 and the Six Months Ended June 30, 2018	4
	Notes to Consolidated Financial Statements (Unaudited)	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	36
Item 4.	Controls and Procedures	36
PART II
Item 1.	Legal Proceedings	37
Item 1A.	Risk Factors	37
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	37
Item 3.	Defaults Upon Senior Securities	37
Item 4.	Mine Safety Disclosures	37
Item 5.	Other Information	38
Item 6.	Exhibits	39
Signatures		41

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

HOSPITALITY INVESTORS TRUST, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except for share and per share data)

	June 30, 2019	December 31, 2018
	(unaudited)
ASSETS
Real estate investments:
Land	$319,728	$337,858
Buildings and improvements	1,823,194	1,947,619
Furniture, fixtures and equipment	244,479	257,314
Total real estate investments	2,387,401	2,542,791
Less: accumulated depreciation and amortization	(363,164)	(347,929)
Total real estate investments, net	2,024,237	2,194,862
Cash and cash equivalents	65,561	54,886
Assets held for sale	98,703	—
Restricted cash	38,903	27,959
Investments in unconsolidated entities	3,667	3,684
Right of use assets	59,644	—
Below-market lease asset, net	—	9,030
Prepaid expenses and other assets	44,722	35,836
Goodwill	11,030	11,030
Total Assets	$2,346,467	$2,337,287

LIABILITIES, NON-CONTROLLING INTEREST AND EQUITY
Mortgage notes payable, net	$1,551,541	$1,507,509
Mandatorily redeemable preferred securities, net	—	219,596
Accounts payable and accrued expenses	65,543	62,965
Lease liabilities	52,720	—
Total Liabilities	$1,669,804	$1,790,070

Commitments and Contingencies
Contingently Redeemable Class C Units in operating partnership; 27,220,865 and 11,767,678 units issued and outstanding, respectively ($401,508 and $173,573 liquidation preference, respectively)	385,473	163,148

Stockholders' Equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, one share issued and outstanding	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized, 39,140,343 and 39,134,628 shares issued and outstanding, respectively	391	391
Additional paid-in capital	870,953	870,251
Deficit	(582,491)	(489,108)
Total equity of Hospitality Investors Trust, Inc. stockholders	288,853	381,534
Non-controlling interest - consolidated variable interest entity	2,337	2,535
Total Equity	$291,190	$384,069
Total Liabilities, Contingently Redeemable Class C Units, and Stockholders' Equity	$2,346,467	$2,337,287

The accompanying notes are an integral part of these statements.

HOSPITALITY INVESTORS TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except for share and per share data)

(Unaudited)

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
Revenues
Rooms	$155,565	$155,821	$289,269	$287,603
Food and beverage	5,392	5,254	10,331	10,199
Other	4,228	3,760	7,666	6,991
Total revenue	165,185	164,835	307,266	304,793
Operating expenses
Rooms	39,214	38,779	74,341	73,563
Food and beverage	4,434	4,249	8,541	8,334
Management fees	4,576	4,569	8,457	8,387
Other property-level operating expenses	63,279	62,324	123,844	121,212
Transaction related costs	546	27	546	27
General and administrative	4,835	4,824	10,058	9,681
Depreciation and amortization	28,283	28,253	56,768	54,624
Impairment of goodwill and long-lived assets	32,564	17,255	43,491	17,255
Rent	1,672	1,642	3,315	3,337
Total operating expenses	179,403	161,922	329,361	296,420
Operating income (loss)	$(14,218)	$2,913	$(22,095)	$8,373
Interest expense	(24,372)	(26,234)	(50,525)	(51,340)
Other income	158	126	372	113
Equity in earnings (loss) of unconsolidated entities	222	56	227	(98)
Total other expenses, net	(23,992)	(26,052)	(49,926)	(51,325)
Loss before taxes	$(38,210)	$(23,139)	$(72,021)	$(42,952)
Income tax expense (benefit)	247	334	(1,144)	(910)
Net loss and comprehensive loss	$(38,457)	$(23,473)	$(70,877)	$(42,042)
Less: Net income (loss) attributable to non-controlling interest	(19)	47	(111)	19
Net loss before dividends and accretion	$(38,438)	$(23,520)	$(70,766)	$(42,061)
Dividends on Class C Units (cash and PIK)	(12,528)	(5,281)	(20,470)	(9,950)
Accretion of Class C Units	(1,264)	(638)	(2,147)	(1,227)
Net loss attributable to common stockholders	$(52,230)	$(29,439)	$(93,383)	$(53,238)

Basic and Diluted net loss attributable to common stockholders per common share	$(1.33)	$(0.75)	$(2.39)	$(1.35)

Basic and Diluted weighted average shares of common stock outstanding	39,127,758	39,502,003	39,126,844	39,500,138

The accompanying notes are an integral part of these statements.

HOSPITALITY INVESTORS TRUST, INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(In thousands, except for share data)

(Unaudited)

	Three and Six-Month Period Ended June 30, 2019
	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Deficit	Total Equity of Hospitality Investors Trust, Inc. Stockholders	Non-controlling Interest	Total Non-controlling Interest and Equity
December 31, 2018	39,134,628	$391	$870,251	$(489,108)	$381,534	$2,535	$384,069
Repurchase and retirement of common stock	(2,177)	—	(20)	—	(20)	—	(20)
Net loss before dividends and accretion	—	—	—	(32,328)	(32,328)	—	(32,328)
Net loss attributable to non-controlling interest	—	—	—	—	—	(92)	(92)
Cash distributions on Class C Units	—	—	—	(4,765)	(4,765)	—	(4,765)
Accretion on Class C Units	—	—	—	(883)	(883)	—	(883)
PIK distributions on Class C Units	—	—	—	(3,177)	(3,177)	—	(3,177)
Share-based payments	—	—	448	—	448	—	448
March 31, 2019	39,132,451	$391	$870,679	$(530,261)	$340,809	$2,443	$343,252
Repurchase and retirement of common stock	—	—	—	—	—	—	—
Net loss before dividends and accretion	—	—	—	(38,438)	(38,438)	—	(38,438)
Net loss attributable to non-controlling interest	—	—	—	—	—	(19)	(19)
Dividends paid or declared	—	—	—	—	—	(87)	(87)
Cash distributions on Class C Units	—	—	—	(7,517)	(7,517)	—	(7,517)
Accretion on Class C Units	—	—	—	(1,264)	(1,264)	—	(1,264)
PIK distributions on Class C Units	—	—	—	(5,011)	(5,011)	—	(5,011)
Share-based payments	7,892	—	274	—	274	—	274
June 30, 2019	39,140,343	$391	$870,953	$(582,491)	$288,853	$2,337	$291,190

	Three and Six-Month Period Ended June 30, 2018
	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Deficit	Total Equity of Hospitality Investors Trust, Inc. Stockholders	Non-controlling Interest	Total Non-controlling Interest and Equity
December 31, 2017	39,505,742	$395	$871,840	$(379,559)	$492,676	$2,646	$495,322
Net loss before dividends and accretion	—	—	—	(18,541)	(18,541)	—	(18,541)
Net loss attributable to non-controlling interest	—	—	—	—	—	(28)	(28)
Cash distributions on Class C Units	—	—	—	(2,801)	(2,801)	—	(2,801)
Accretion on Class C Units	—	—	—	(589)	(589)	—	(589)
PIK distributions on Class C Units	—	—	—	(1,868)	(1,868)	—	(1,868)
Share-based payments	—	—	361	—	361	—	361
March 31, 2018	39,505,742	$395	$872,201	$(403,358)	$469,238	$2,618	$471,856
Repurchase and retirement of common stock	(170,260)	(2)	(1,198)	—	(1,200)	—	(1,200)
Net loss before dividends and accretion	—	—	—	(23,520)	(23,520)	—	(23,520)
Net income attributable to non-controlling interest	—	—	—	—	—	47	47
Dividends paid or declared	—	—	—	—	—	(109)	(109)
Cash distributions on Class C Units	—	—	—	(3,169)	(3,169)	—	(3,169)
Accretion on Class C Units	—	—	—	(638)	(638)	—	(638)
PIK distributions on Class C Units	—	—	—	(2,112)	(2,112)	—	(2,112)
Share-based payments	—	—	361	—	361	—	361
June 30, 2018	39,335,482	$393	$871,364	$(432,797)	$438,960	$2,556	$441,516

The accompanying notes are an integral part of these statements.

HOSPITALITY INVESTORS TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
Cash flows from operating activities:
Net loss	$(70,877)	$(42,042)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	56,768	54,624
Impairment of goodwill and long-lived assets	43,491	17,255
Amortization and write-off of deferred financing costs	5,404	6,225
Other adjustments, net	899	1,188
Changes in assets and liabilities:
Prepaid expenses and other assets	(6,968)	(4,957)
Accounts payable and accrued expenses	11,601	5,728
Net cash provided by operating activities	$40,318	$38,021

Cash flows from investing activities:
Payment received on note for sale of hotel	—	1,625
Real estate investment improvements and purchases of property and equipment	(35,475)	(60,614)
Payments related to Property Management Transactions	—	(1,000)
Proceeds from sale of hotel, net	—	5,461
Other adjustments, net	61	—
Net cash used in investing activities	$(35,414)	$(54,528)

Cash flows from financing activities:
Proceeds from Class C Units	219,746	25,000
Payment of Class C Units issuance costs	(7,756)	(875)
Dividends/Distributions paid	(12,369)	(6,079)
Payments of mortgage notes payable	(1,031,600)	—
Proceeds from mortgage notes payable	1,086,100	—
Deferred financing fees	(17,640)	—
Mandatorily redeemable preferred securities redemptions	(219,746)	(14,370)
Repurchase of shares of common stock	(20)	(1,200)
Net cash provided by financing activities	$16,715	$2,476
Net change in cash and cash equivalents and restricted cash	21,619	(14,031)
Cash and cash equivalents and restricted cash, beginning of period	82,845	119,180
Cash and cash equivalents and restricted cash, end of period	$104,464	$105,149

HOSPITALITY INVESTORS TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
Supplemental disclosure of cash flow information:
Interest paid	$39,547	$45,603
Income taxes paid	$625	$698
Non-cash investing and financing activities:
Accretion of Class C Units	$(2,147)	$(1,227)
PIK accrual on Class C Units	$(8,188)	$(3,980)
Real estate investment improvements and purchases of property and equipment in accounts payable and accrued expenses	$4,732	$14,133

The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

(Unaudited)

Note 1 - Organization

Hospitality Investors Trust, Inc. (the "Company"), incorporated on July 25, 2013, is a self-managed real estate investment trust ("REIT") that invests primarily in premium-branded select-service lodging properties in the United States. As of June 30, 2019, the Company owns or has an interest in a total of 144 hotels with a total of 17,324 guest rooms located in 33 states. As of June 30, 2019, all but one of these hotels operated under a franchise or license agreement with a national brand owned by one of Hilton Worldwide, Inc., Marriott International, Inc., Hyatt Hotels Corporation, and Intercontinental Hotels Group or one of their respective subsidiaries or affiliates. The Company's one unbranded hotel has a direct affiliation with a leading university in Atlanta.

As part of its investment strategy to continue to pursue the sale of non-core hotels and reallocate capital into more attractive investment opportunities, the Company commenced marketing for sale a total of 26 hotels during the quarter ended June 30, 2019. See Note 13 - Sale of Hotels and Assets Held for Sale for additional information.

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

The Brookfield Investor holds all the issued and outstanding Class C Units and the sole issued and outstanding Redeemable Preferred Share (as defined herein), and, as a result has significant governance and other rights that could be used to control or influence the Company's decisions or actions. As of June 30, 2019, the total liquidation preference of the issued and outstanding Class C Units was $401.5 million. The Class C Units are convertible into units of limited partner interest in the OP entitled “OP Units” (“OP Units”), which may be redeemed for shares of the Company’s common stock or, at the Company’s option, the cash equivalent. As of the date of this Quarterly Report on Form 10-Q, the Brookfield Investor owns or controls 41.0% of the voting power of the Company’s common stock on an as-converted basis (See Note 3 - Brookfield Investment for additional information).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

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

Impairment of Long-Lived Assets

Upon the occurrence of certain “triggering events” under the provisions of the Accounting Standards Codification ("ASC") section 360-Property, Plant and Equipment, the Company reviews its hotel investments which are considered to be long-lived assets under GAAP for impairment.  These triggering events include significant declines in market value of the asset, significant declines in operating performance, significant adverse changes in economic conditions and potential sales of hotel properties which result in shorter holding periods. If a triggering event occurs and circumstances indicate the carrying amount of the property may not be recoverable, the Company performs a recoverability test which compares the carrying amount to an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property’s use and eventual disposition. The estimates consider factors such as expected future operating income, market and other applicable trends and residual value, as well as the effects of demand, competition and other factors. If the Company determines it is unable to recover the carrying amount of the asset over the useful life, impairment is deemed to exist, and an impairment loss will be recorded to the extent that the carrying amount exceeds the estimated fair value of the property. See Note 14 - Impairments for impairment disclosures.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

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

If all the criteria are met, a long-lived asset held for sale is measured at the lower of its carrying amount or fair value less cost to sell, and the Company will cease recording depreciation. Any adjustment to the carrying amount is recorded as an impairment loss. See Note 13 - Sale of Hotels and Assets Held for Sale for assets held for sale disclosures.

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

During 2018, the Company recorded impairments to goodwill of $3.4 million resulting in a goodwill balance of $11.0 million as of December 31, 2018. There was no goodwill impairment recognized during the three or six months ended June 30, 2019, resulting in no change to the goodwill balance for the three or six months ended June 30, 2019.

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

June 30, 2019

(Unaudited)

Revenue Recognition

The Company's revenue is primarily from rooms, food and beverage, and other, and is disaggregated on the Company's Consolidated Statement of Operations and Comprehensive Loss.

Room sales are driven by a fixed fee charged to a hotel guest to stay at the hotel property for an agreed-upon period. A majority of the Company's room reservations are cancellable and the Company transfers promised goods and services to the hotel guest as of the date upon which the hotel guest occupies a room and at the same time earns and recognizes revenue. The Company offers advance purchase reservations that are paid for by the hotel guest in advance and the Company recognizes deferred revenue as a result of such reservations. The Company's obligation to the hotel guest is satisfied as of the date upon which the hotel guest occupies a room. The Company's room revenue accounted for 94.2% and 94.5% of the Company's total revenue for the three months ended June 30, 2019 and 2018, respectively. The Company's room revenue accounted for 94.1% and 94.4% of the Company's total revenue for the six months ended June 30, 2019 and 2018, respectively. Food, beverage, and other revenue are recognized at the point of sale on the date of the transaction as the hotel guest simultaneously obtains control of the good or service.

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

GAAP prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. The Company must determine whether it is "more-likely-than-not" that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon settlement in order to determine the amount of benefit to recognize in the financial statements. This accounting standard applies to all tax positions related to income taxes. As of June 30, 2019, the Company's tax years that remain subject to examination by major tax jurisdictions are 2014, 2015, 2016, 2017 and 2018.

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

June 30, 2019

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

Until the Final Closing, the Company could have become obligated pursuant to the SPA with the Brookfield Investor to issue additional Class C Units. This obligation was considered a contingent forward contract under ASC section 480 - Distinguishing Liabilities from Equity, and the Company accounted for it as a liability. The fair value of the contingent forward liability was recognized through current earnings at December 31, 2018, and the Company had no contingent forward liability as of either December 31, 2018 or June 30, 2019 and will not have such liability in the future (See Note 11 - Commitments and Contingencies).

Leases

Effective January 1, 2019, the Company adopted ASU 2016-02 Leases, which requires companies to recognize operating leases under GAAP as “right of use assets” (“ROU assets”) and lease liabilities on the balance sheet. The Company has $59.6 million of ROU assets and $52.7 million of lease liabilities as of June 30, 2019 for its operating leases. The Company's below-market lease intangible, net, of $8.2 million is also included in the ROU assets on the Company's Consolidated Balance Sheets.

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

Operating lease ROU assets and lease liabilities are recognized at the commencement date and are calculated using the present value of future lease payments over the lease term. The discount rate used in the present value calculation is the Company's estimate of its incremental borrowing rate based on the information available at the lease commencement date. ASU 2016-02 did not result in any changes to how operating lease payments are expensed under GAAP, and therefore, the Company's total operating lease payments continue to be expensed on a straight-line basis over the life of the lease commencing upon possession of the property. The below-market lease intangible is based on the difference between the market rent and the contractual rent for the Company’s ground lease obligations and is discounted to a present value using an interest rate reflecting the Company’s assessment of the risk associated with the leases acquired. Acquired lease intangible assets are amortized over the remaining lease term. See Note 4 - Leases for lease disclosures.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

(Unaudited)

Advertising Costs

The Company expenses advertising costs for hotel operations as incurred. These costs were $5.9 million for the three months ended June 30, 2019, and $4.9 million for the three months ended June 30, 2018. Advertising costs were $10.9 million for the six months ended June 30, 2019, and $9.0 million for the six months ended June 30, 2018.

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

	June 30, 2019	December 31, 2018
Trade receivables	$10,765	$8,329
Allowance for doubtful accounts	(465)	(338)
Trade and Note receivables, net of allowance	$10,300	$7,991

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

Derivative Transactions

The Company at certain times enters into derivative instruments to hedge exposure to changes in interest rates. The Company’s derivatives as of June 30, 2019, consist of interest rate cap agreements which it believes will help to mitigate its exposure to increasing borrowing costs under floating rate indebtedness, and a variable interest-only bond which it has acquired in connection with the securitization of one of its mortgage loans to effectively reduce its borrowing costs. The Company has elected not to designate its interest rate cap agreements and the variable interest-only bond as cash flow hedges. The impact of the interest rate caps for the three and six months ended June 30, 2019 and June 30, 2018, was immaterial to the consolidated financial statements. See Note 5 - Mortgage Notes Payable and Note 10 - Fair Value Measurements for variable interest-only bond disclosures.

Recently Issued Accounting Pronouncements

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

June 30, 2019

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

(Unaudited)

Class C Units

As of June 30, 2019, the Class C Units reflected on the Consolidated Balance Sheets is reconciled in the following table (in millions):

As of June 30, 2019
Gross Proceeds	$379.7
Less:
Class C Unit issuance costs(1)	$(22.5)
Plus:
PIK Distributions Paid to holders of Class C Units	$21.8
Accretion of carrying value to liquidation preference of Class C Units	$6.4
Change in contingent forward liability	$0.1
Contingently Redeemable Class C Units in operating partnership	$385.5

(1) Class C Unit issuance costs include $6.0 million paid directly to the Brookfield Investor at the Initial Closing in the form of expense reimbursements and a commitment fee.

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

For the three months ended June 30, 2019 and June 30, 2018, the Company paid cash distributions of $7.5 million and $3.2 million and PIK Distributions of 339,747.46 and 143,191.33 Class C Units, respectively, to the Brookfield Investor, as the sole holder of the Class C Units.  For the six months ended June 30, 2019 and June 30, 2018, the Company paid cash distributions of $12.3 million and $6.0 million and PIK Distributions of 555,126.21 and 269,808.34 Class C Units, respectively, to the Brookfield Investor, as the sole holder of the Class C Units.

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

June 30, 2019

(Unaudited)

Holder Redemptions

The holders of the Class C Units may redeem such Class C Units at any time on or after March 31, 2022 for a redemption price in cash equal to the liquidation preference and also have certain other redemption rights in connection with the Company’s failure to maintain REIT status or material breaches of the A&R LPA.

Remedies Upon Failure to Redeem

If the OP fails to redeem Class C Units when required to do so pursuant to the terms of the A&R LPA, beginning three months after such failure BSREP II Hospitality II Special GP OP LLC (the "Special General Partner"), an affiliate of the Brookfield Investor, has the exclusive right, power and authority to sell the assets or properties of the OP for cash at such time or times as the Special General Partner may determine, upon engaging a reputable, national third party sales broker or investment bank reasonably acceptable to holders of a majority of the then outstanding Class C Units to conduct an auction or similar process designed to maximize the sales price. The proceeds from sales of assets or properties by the Special General Partner must be used first to make any and all payments or distributions due or past due with respect to the Class C Units, regardless of the impact of such payments or distributions on the Company or the OP.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

(Unaudited)

Note 4 - Leases

As of June 30, 2019, the Company recorded leases of its hotel properties and its corporate office space lease in ROU assets and lease liabilities on the Company’s Consolidated Balance Sheet. The Company's below-market lease intangible, net, which is attributed to its ground leases is also included in the Company's ROU assets. The Company’s leases have remaining lease terms of five to 47 years. Most leases include one or more options to renew, with renewal terms that can extend the lease term from five to 50 years. One Company lease includes a purchase option. Lease extension and termination options require written notice by the Company in accordance with specific parameters addressed in each individual lease. Certain of the leases require variable lease payments typically based on a percentage of hotel revenue but no less than a minimum base rent. The Company's lease agreements do not contain any material residual value guarantees or material restrictive covenants.

During the six months ended June 30, 2019, the Company paid rental obligations of $2.7 million,  which was included in the measurement of lease liabilities and ROU assets. The cash paid is included in operating cash flows on the Company Statement of Cash Flows.

Supplemental balance sheet information related to the Company's leases was as follows:

	Weighted Average Remaining Lease Term	Weighted Average Discount Rate
June 30, 2019	18 years	6.33%

Supplemental income statement information related to the Company's leases was as follows:

	Variable Lease Expense (in thousands)	Rent Expense (in thousands)	Amortization of Below-Market Lease Intangible, net (in thousands)
For the three months ended June 30, 2019	$206	$1,428	$100
For the six months ended June 30, 2019	$397	$2,842	$199

Rent expense for the Company’s leases of its hotel properties which includes variable lease payments is recorded in Rent expense on the Consolidated Statement of Operations and Comprehensive Loss. Rent expense for the Company's corporate office space is included in General and administrative expense on the Consolidated Statement of Operations and Comprehensive Loss.

Maturity of Lease Liabilities Analysis as of June 30, 2019 for the Company's operating leases of hotel properties and corporate office space were as follows (in thousands):

	Minimum Rental Commitments	Amortization of Above Market Lease Intangible to Rent Expense	Amortization of Below Market Lease Intangible to Rent Expense	Amortization of Below Market Lease Intangible, net, to Rent Expense
For the six months ending December 31, 2019	$2,744	$(76)	$267	$191
Year ending December 31, 2020	5,505	(153)	535	382
Year ending December 31, 2021	5,533	(153)	535	382
Year ending December 31, 2022	5,554	(153)	535	382
Year ending December 31, 2023	5,560	(153)	535	382
Thereafter	71,019	(1,722)	8,161	6,439
Total lease payments	$95,915	$(2,410)	$10,568	$8,158
Less: Imputed Interest	43,195
Present value of lease liability	$52,720

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

(Unaudited)

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

The Company has allocated values to certain above and below-market lease intangibles based on the difference between market rents and rental commitments under the leases. During the three and six months ended June 30, 2018, amortization of below-market lease intangibles, net, to rent expense was $0.1 million and $0.2 million, respectively. Rent expense for the three months and six months ended June 30, 2018 was $1.5 million and $3.1 million, respectively.

Note 5 - Mortgage Notes Payable

The Company’s mortgage notes payable as of June 30, 2019 and December 31, 2018 consist of the following, respectively (in thousands):

	Outstanding Mortgage Notes Payable
Encumbered Properties	June 30, 2019	Interest Rate	Payment	Maturity
Hilton Garden Inn Blacksburg Joint Venture	$10,500	4.31%	Interest Only, Principal paid at Maturity	June 2020
92 - Pack Mortgage Loan	870,000	One-month LIBOR plus 2.14%	Interest Only, Principal paid at Maturity	Nov 2021, subject to three, one year extension rights
92 - Pack Senior Mezzanine Loan	100,000	One-month LIBOR plus 5.60%	Interest Only, Principal paid at Maturity	Nov 2021, subject to three, one year extension rights
92 - Pack Junior Mezzanine Loan	70,000	One-month LIBOR plus 8.50%	Interest Only, Principal paid at Maturity	Nov 2021, subject to three, one year extension rights
Additional Grace Mortgage Loan -20 properties in Grace Portfolio and one additional property	232,000	4.96%	Interest Only, Principal paid at Maturity	October 2020
Term Loan -28 properties	285,000	One-month LIBOR plus 3.00%	Interest Only, Principal paid at Maturity	May 2020, subject to three, one year extension rights
Total Mortgage Notes Payable	$1,567,500
Less: Deferred Financing, Net	$17,877
Plus: Variable Interest-Only Bond	$1,918
Total Mortgage Notes Payable, Net	$1,551,541

	Outstanding Mortgage Notes Payable
Encumbered Properties	December 31, 2018	Interest Rate	Payment	Maturity
Baltimore Courtyard & Providence Courtyard	$45,500	4.3%	Interest Only, Principal paid at Maturity	April 2019
Hilton Garden Inn Blacksburg Joint Venture	10,500	4.31%	Interest Only, Principal paid at Maturity	June 2020
87 - Pack Mortgage Loan - 87 properties in Grace Portfolio	805,000	One-month LIBOR plus 2.56%	Interest Only, Principal paid at Maturity	May 2019, subject to three, one year extension rights
87 - Pack Mezzanine Loan - 87 properties in Grace Portfolio	110,000	One-month LIBOR plus 6.50%	Interest Only, Principal paid at Maturity	May 2019, subject to three, one year extension rights
Additional Grace Mortgage Loan - 20 properties in Grace Portfolio and one additional property	232,000	4.96%	Interest Only, Principal paid at Maturity	October 2020
Term Loan -28 properties	310,000	One-month LIBOR plus 3.00%	Interest Only, Principal paid at Maturity	May 2019, subject to three, one year extension rights
Total Mortgage Notes Payable	$1,513,000
Less: Deferred Financing, Net	$5,491
Total Mortgage Notes Payable, Net	$1,507,509

Interest expense related to the Company's mortgage notes payable for the three months ended June 30, 2019 and for the three months ended June 30, 2018, was $21.9 million and $18.8 million, respectively. Interest expense related to the Company's mortgage notes payable for the six months ended June 30, 2019 and for the six months ended June 30, 2018, was $42.3 million and $36.5 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

(Unaudited)

Baltimore Courtyard and Providence Courtyard

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

The new loan dated April 5, 2019 was then refinanced and prepaid in full at par in accordance with its terms on May 1, 2019, with proceeds from the 92-Pack Loans.

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

On May 1, 2019, the 87-Pack Loans matured and were refinanced as part of the 92-Pack Loans.

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

For the term of the 87-Pack Loans, the Company and the OP were required to maintain, on a consolidated basis, a net worth of $250.0 million (excluding accumulated depreciation and amortization). The Company was in compliance with the financial covenants during the life of the loan.

92-Pack Loans

On May 1, 2019, the Company refinanced the 87-Pack Loans and the Baltimore Courtyard and Providence Courtyard Bridge Loans with new mortgage and mezzanine indebtedness of $1,040 million on 92 of the Company’s hotel properties (the “92-Pack Loans”).

At closing, the Company used the net proceeds from the 92-Pack Loans after accrued interest and closing costs to repay $961.1 million outstanding under the 87-Pack Loans and the Baltimore Courtyard and Providence Courtyard Bridge Loans.  The Company also used $10.0 million of proceeds to fund a reserve with the lenders that the Company can utilize to fund expenditures for work required to be performed under property improvement plans (“PIPs”) required by franchisors of the 92 hotel properties. During the term of the 92-Pack Loans, the Company will be required to periodically deposit additional reserves with the lenders that the Company can utilize to fund a portion of future PIP work and other capital improvements.

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

The 92-Pack Mortgage Loan requires monthly interest payments at a variable rate equal to one-month LIBOR plus 2.14%, the 92-Pack Senior Mezzanine Loan required monthly interest payments at a variable rate equal to one-month LIBOR plus 5.60%, and the 92-Pack Junior Mezzanine Loan requires monthly interest payments at a variable rate equal to one-month LIBOR plus 8.50% for a combined weighted average interest rate of LIBOR plus 2.90%. Pursuant to an interest rate cap agreement, the LIBOR portions of the interest rates due under the 92-Pack Loans were effectively capped at 4.0%.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

(Unaudited)

 In connection with a sale or disposition to a third party of any of the 92 hotel properties serving as collateral, such property may be released from the 92-Pack Loans, subject to certain conditions and limitations, by prepayment of a portion of the 92-Pack Loans at a release price calculated in accordance with the terms of the 92-Pack Loans.

For the term of the 92-Pack Loans, the Company and the OP are required to maintain, on a consolidated basis, a net worth of (i) $250.0 million (excluding their interest in the 92 hotel properties serving as collateral and excluding accumulated depreciation and amortization) and (ii) $500.0 million (including their interest in the 92 hotel properties serving as collateral but excluding accumulated depreciation and amortization). As of June 30, 2019, the Company was in compliance with this financial covenant.

Variable Interest-Only Bond

During the three months ended June 30, 2019, the Company recorded a derivative asset associated with a variable interest-only bond issued as part of the lenders' securitization of the 92-Pack Mortgage Loan and acquired by the Company in connection with such securitization. The interest-only bond was acquired to effectively reduce the Company’s borrowing cost on the 92-Pack Loans. The Company values the variable interest-only bond at fair value (See Note 10 - Fair Value Measurements).

Additional Grace Mortgage Loan

A portion of the purchase price of the Grace Portfolio was financed through additional mortgage financing which loan was refinanced during October 2015 (the “Additional Grace Mortgage Loan”). The Additional Grace Mortgage Loan carries a fixed annual interest rate of 4.96% per annum with a maturity date on October 6, 2020. Pursuant to the Additional Grace Mortgage Loan, the Company agreed to make periodic payments into an escrow account for the PIPs required by the franchisors, and the Company made the final PIP reserve payment during June 2018. The Additional Grace Mortgage Loan includes the following financial covenants: minimum consolidated net worth and minimum consolidated liquidity. As of June 30, 2019, the Company was in compliance with these financial covenants.

Term Loan

On April 27, 2017, the Company and the OP, as guarantors, and certain wholly-owned subsidiaries of the OP, as borrowers, entered into a Second Amended and Restated Term Loan Agreement (as amended, the “Term Loan”) in an aggregate principal amount of $310.0 million. The Term Loan is collateralized by 28 of the Company’s hotel properties (each, a “Term Loan Collateral Property”).

Prior to the closing of the 92-Pack Loans, the Term Loan was scheduled to mature on May 1, 2019, subject to three one-year extension rights at the Company's option which, if all three extension rights were exercised, would have resulted in an outside maturity date of May 1, 2022. At the closing of the 92-Pack Loans, $25.0 million of the net proceeds were used to prepay principal under the Term Loan. This prepayment reduced the amount outstanding under the Term Loan to $285.0 million, and concurrently, the Company extended the maturity of the Term Loan in accordance with its terms to May 1, 2020. On May 22, 2019, the Company entered into an amendment to the Term Loan which reduced the commitment under the Term Loan from $310.0 million to $285.0 million and added one additional extension term of one-year to the term of the Term Loan, such that if the Company exercises all extension rights, the maturity date of the Term Loan would be May 1, 2023.

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

For the term of the Term Loan, the Company and the OP are required to maintain, on a consolidated basis, a net worth of $250.0 million (excluding accumulated depreciation and amortization). As of June 30, 2019, the Company was in compliance with this financial covenant.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

(Unaudited)

Interest expense related to the Grace Preferred Equity Interests for the three months ended June 30, 2019 and June 30, 2018 was zero and $4.3 million, respectively. Interest expense related to the Grace Preferred Equity Interests for the six months ended June 30, 2019 and June 30, 2018 was $2.7 million and $8.7 million, respectively.

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

Note 7 - Accounts Payable and Accrued Expenses

The following is a summary of the components of accounts payable and accrued expenses (in thousands):

	June 30, 2019	December 31, 2018
Trade accounts payable	$14,922	$22,247
Accrued expenses	50,621	40,718
Total	$65,543	$62,965

Note 8 - Common Stock

The Company had 39,140,343 and 39,134,628 shares of common stock outstanding as of each of June 30, 2019 and December 31, 2018, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

(Unaudited)

Restricted Share Awards

A summary of the Company's restricted share awards for the six months ended June 30, 2019 is presented below.

	Number of Shares	Weighted Average Grant Date Fair Value (per share)	Aggregate Intrinsic Value (in thousands)
Non-vested December 31, 2018	7,210	$14.18	$102
Granted	—	$—	$—
Vested	—	$—	$—
Forfeitures	—	$—	$—
Non-vested June 30, 2019	7,210	$14.18	$102

Prior to the Initial Closing, the Company made annual restricted share awards to its independent directors that vested annually over a five-year period following the date of grant, subject to continued service. In connection with the Initial Closing, the Company implemented a new director compensation program. Following the Initial Closing and pursuant to a compensation payment agreement, restricted share awards are made to an affiliate of the Brookfield Investor in respect of the Redeemable Preferred Directors’ service on the board of directors and vest on the earlier of the first anniversary of the date of grant or the date of the next annual meeting of the board of directors following the date of grant, subject to the continued service of the applicable Redeemable Preferred Director. As of June 30, 2019, the Company anticipates that all unvested restricted share awards will vest in accordance with their terms.

The compensation expense related to restricted shares for the three months ended June 30, 2019 was less than $0.1 million.  There was no compensation expense related to restricted shares for three months ended June 30, 2018. The compensation expense related to restricted shares for the six months ended June 30, 2019 and the six months ended June 30, 2018 was less than $0.1 million. As of June 30, 2019, there were no remaining unrecognized compensation expense.

RSU Awards

A summary of the Company's RSU awards for the six months ended June 30, 2019 is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value (per share)	Aggregate Intrinsic Value (in thousands)
Non-vested December 31, 2018	332,364	$14.34	$4,765
Granted	198,243	$6.91	$1,370
Vested	66,925	$14.38	$962
Forfeited	71,558	$10.67	$763
Non-vested June 30, 2019	392,124	$11.25	$4,410

RSU awards to the Company’s executive officers and other employees generally vest annually over a four-year vesting period following the date of grant, subject to continued service. RSU awards to directors vest on the earlier of the first anniversary of the date of grant or the date of the next annual meeting of the board of directors following the date of grant, subject to the continued service of the applicable director. Vested RSUs may only be settled in shares of common stock and such settlement generally will be on the earliest of (i) in the calendar year in which the third anniversary of each applicable vesting date occurs, (ii) termination of the recipient’s services to the Company and (iii) a change in control event. As of June 30, 2019, the Company anticipated that all unvested RSUs would vest in accordance with their terms.

The compensation expense related to RSUs for the three months ended June 30, 2019 and the three months ended June 30, 2018 was approximately $0.3 million and $0.4 million, respectively. The compensation expense related to RSUs for the six months ended June 30, 2019 and the six months ended June 30, 2018 was approximately $0.7 million and $0.7 million, respectively. As of June 30, 2019, there was $3.5 million of unrecognized compensation expense remaining.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

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

	June 30, 2019
	Carrying Amount	Fair Value
Mortgage notes payable	$1,567,500	$1,552,533
Total	$1,567,500	$1,552,533

The fair value of the mortgage notes payable was determined using the discounted cash flow method and applying current market rates and is classified as level 3 under the fair value hierarchy. Market rates take into consideration general market conditions and maturity.

During the three and six months ended June 30, 2019, the Company recorded impairment losses on its hotel properties (See Note 14 - Impairments). The fair value of these hotel properties was based on the observable market data which is considered level 2 input under the fair value hierarchy and unobservable inputs that reflect the Company's internal assumptions, which are considered level 3 input under the fair value hierarchy.

During the three months ended June 30, 2019, the Company recorded a derivative asset associated with a variable interest-only bond that the Company acquired in connection with the lenders' securitization of the 92-Pack Mortgage Loan (See Note 5 - Mortgage Notes Payable). The fair value of the variable interest-only bond of $1.9 million was based on the observable market data which is considered level 2 input under the fair value hierarchy.

Note 11 - Commitments and Contingencies

Litigation

In the ordinary course of business, the Company may become subject to litigation, claims and regulatory matters. There are no material legal or regulatory proceedings pending or known to be contemplated against the Company at the date of this filing, other than as set forth below.

A special litigation committee (the “SLC”) of the Company’s board of directors (the “Board”) has been empowered to investigate claims asserted in shareholder demand letters sent to the Board by counsel for two of the Company’s stockholders, Tom Milliken and Stuart Wollman, as well as the allegations contained in an Amended Complaint filed by Mr. Milliken in the United States District Court for the Southern District of New York (the “Federal Court Action”). The SLC also has been empowered to determine whether to pursue actions by the Company against the defendants in the Federal Court Action. The SLC, which is represented by independent counsel, has substantially completed its investigation of the claims contained in the demand letters and Federal Court Action (collectively “the Claims”).

The SLC has determined it appropriate to pursue some but not all of the Claims. As previously disclosed, the SLC has been in discussion with the Company’s current Chief Executive Officer, Jonathan P. Mehlman, and his counsel regarding resolution of certain Claims against him in the Federal Court Action. Subject to signing a definitive settlement agreement and receiving court approval, the SLC, on behalf of the Company, and Mr. Mehlman have agreed in principle to resolve the Claims against Mr. Mehlman whereby he will pay back to the Company a portion of certain fees he received.

Preliminary settlement discussions also have commenced with other parties to the Federal Court Action, including the plaintiff, Mr. Milliken, and certain defendants, including Nicholas Schorsch, William Kahane, the Company’s former external advisor and former property managers, and the parent of the former sponsor of the Company, along with individuals associated with the parent (collectively, the “AR Capital Defendants”).  The SLC is participating in those settlement discussions.  The AR Capital Defendants, Mr. Milliken, the SLC, and the insurance carriers under the Company’s directors and officers policies and a second set of directors and officers policies issued to AR Capital, LLC are now attempting to schedule a mediation session.  At this time, the Company cannot predict whether a mediation will occur or, if it does, what the outcome of such a mediation will be.  In view of the settlement and mediation discussions, the parties in the Federal Court action, with consent of the SLC, sought and were granted an extension of the deadline for the SLC to submit its report in the Federal Court Action through and including September 16, 2019.

The Claims do not seek recovery of losses from or damages against the Company, but instead allege that the Company has sustained damages as a result of actions by the defendants, and therefore no accrual of any potential liability was necessary as of June 30, 2019, other than for incurred out-of-pocket legal fees and expenses.

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

Contingent Forward Liability

Until the Final Closing, the Company could have become obligated pursuant to the SPA with the Brookfield Investor to issue additional Class C Units. This obligation was considered a contingent forward contract under ASC section 480 - Distinguishing Liabilities from Equity, and the Company accounted for it as a liability.  On February 27, 2019, the Company used the proceeds from the concurrent sale of Class C Units to the Brookfield Investor to redeem the remaining $219.7 million in liquidation value of Grace Preferred Equity Interests, and the Brookfield Investor no longer has any obligations or rights to purchase additional Class C Units. Accordingly, at December 31, 2018, the Company recognized the fair value of the liability as income through current earnings, and thereby extinguished the contingent forward liability of $1.3 million. The Company had no contingent forward liability as of June 30, 2019.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

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

Holders of Class C Units are entitled to receive, with respect to each Class C Unit, fixed, quarterly cumulative cash distributions at a rate of 7.50% per annum from legally available funds. Holders of Class C Units are also entitled to receive, with respect to each Class C Unit, fixed, quarterly, cumulative PIK Distributions payable in Class C Units at a rate of 5% per annum. For the three months ended June 30, 2019 and June 30, 2018, the Company paid cash distributions of $7.5 million and $3.2 million and PIK Distributions of 339,747.46 and 143,191.33 Class C Units, respectively, to the Brookfield Investor, as the sole holder of the Class C Units.  For the six months ended June 30, 2019 and June 30, 2018, the Company paid cash distributions of $12.3 million and $6.0 million and PIK Distributions of 555,126.21 and 269,808.34 Class C Units, respectively, to the Brookfield Investor, as the sole holder of the Class C Units.

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

Note 13 - Sale of Hotels and Assets Held for Sale

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

No hotels were sold during the six months ended June 30, 2019.

Assets Held for Sale

As part of its investment strategy to continue to pursue the sale of non-core hotels and reallocate capital into more attractive investment opportunities, the Company commenced marketing for sale a total of 26 hotels during the quarter ended June 30, 2019.

As of June 30, 2019, 16 of these hotels were subject to definitive sale agreements where the buyer has made a non-refundable deposit and have been classified as held for sale. As of June 30, 2019, the Company recognized an impairment loss on 12 of these 16 hotels, totaling $32.6 million, which includes the estimated costs to sell those assets (See Note 14 - Impairments). The aggregate contract purchase price of these sales is $107.4 million, and the sales are expected to generate net proceeds to the Company of approximately $26.2 million, after prepayment of approximately $74.0 million of related mortgage debt obligations and estimated closing costs.

The Company expects to close on the sale of the above 16 hotels during the third and fourth quarters of 2019. These sales are subject to customary closing conditions, and there can be no assurance they will be completed on their current terms, or at all. The sale of these hotels does not represent a strategic shift of the Company’s operations, and therefore the Company has included the operating results for these properties in income from continuing operations for the three months ended and six months ended June 30, 2019.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

(Unaudited)

Note 14 - Impairments

Impairments of Long-Lived Assets

During the three months ended June 30, 2019, the Company identified a total of 12 hotel properties where the carrying value of the properties exceeded their fair value and management determined the excess carrying value was unrecoverable. These hotels were among the 16 hotels as of June 30, 2019 that were subject to definitive sale agreements where the buyer has made a non-refundable deposit and have been classified as held for sale. (See Note 13-Sale of Hotels and Assets Held for Sale). The Company recorded cumulative impairment losses of $32.6 million during the three months ended June 30, 2019. The goodwill previously allocated to these properties by the Company had been fully written off as part of impairment of goodwill in prior periods and therefore no further impairment of goodwill was recorded. These hotels were identified for impairment review based on their potential sale, resulting in shorter holding periods. The Company determined the fair value of each hotel was equal to the purchase price in the applicable definitive sales agreement. During the six months ended June 30, 2019 the Company recorded cumulative impairment losses on 13 hotel properties of $43.5 million. All but one of these 13 hotel properties were subject to definitive sale agreements as of June 30, 2019.

During the three and six months ended June 30, 2018, the Company identified four hotel properties where the carrying value of the properties exceeded their fair value and management determined the excess carrying value was unrecoverable. The Company recorded an aggregate impairment loss of $17.3 million on the four hotel properties during the three months ended June 30, 2018. These four hotels were identified for impairment review because of a long-term change in market conditions and the potential future sale of such properties. The Company determined the fair value of each hotel using a market and income-based approach.

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
•

The interests of the Brookfield Investor may conflict with our interests and the interests of our stockholders, and the Brookfield Investor owns all $401.5 million in liquidation preference units of limited partner interests in our operating partnership entitled “Class C Units” (the “Class C Units”) issued and outstanding as of the date hereof and has significant governance and other rights that could be used to control or influence our decisions or actions.

•

The prior approval rights of the Brookfield Investor will restrict our operational and financial flexibility and could prevent us from taking actions that we believe would be in the best interest of our business.

•	We no longer pay distributions and there can be no assurance we will resume paying distributions in the future.
•	Our hotel sale program is subject to market conditions and there can be no assurance we will be successful in selling hotels at our target prices or at all. Our pursuit of any acquisition and capital investment opportunities is also subject to market conditions, as well as capital availability and the Brookfield Approval Rights, and there can be no assurance we will be able to acquire additional assets or make additional investments.
•	We have a history of operating losses and there can be no assurance that we will ever achieve profitability.
•	No public market currently exists, or may ever exist, for shares of our common stock and our shares are, and may continue to be, illiquid.
•	Because no public trading market for our shares currently exists and our share repurchase program has been suspended, it is difficult for our stockholders to sell their shares of our common stock.
•	All of the properties we own are hotels, and we are subject to risks inherent in the hospitality industry.
•	We primarily own older hotels, which makes us more susceptible to declines in consumer demand, the impact of increases in hotel supply and downturns in economic conditions.
•	Increases in interest rates could increase the amount of our debt payments.
•	We have incurred substantial indebtedness, which may limit our future operational and financial flexibility.
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

Overview

Hospitality Investors Trust, Inc. is a self-managed real estate investment trust (" REIT") that invests primarily in premium-branded select-service lodging properties in the United States. As of June 30, 2019, we own or have an ownership interest in a total of 144 hotels, with a total of 17,324 guestrooms in 33 states.

We believe in affiliating our hotels with premium brands owned by leading international franchisors such as Hilton, Marriott and Hyatt. As of June 30, 2019, all but one of our hotels operated under a franchise or license agreement with a national brand owned by one of Hilton Worldwide, Inc., Marriott International, Inc., Hyatt Hotels Corporation and Intercontinental Hotels Group or one of their respective subsidiaries or affiliates. Our one unbranded hotel has a direct affiliation with a leading university in Atlanta.

As part of our investment strategy to continue to pursue the sale of non-core hotels and reallocate capital into more attractive investment opportunities, we commenced marketing for sale a total of 26 hotels during the quarter ended June 30, 2019.  See “—Results of Operations” below for more detail.

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

Holders of Class C Units are entitled to receive, with respect to each Class C Unit, fixed, quarterly cumulative cash distributions at a rate of 7.50% per annum and are also entitled to receive, with respect to each Class C Unit, fixed, quarterly, cumulative PIK Distributions payable in Class C Units at a rate of 5% per annum. As of June 30, 2019, the Brookfield Investor has made $379.7 million of capital investments in us by purchasing Class C Units in the OP, and the total liquidation preference of the Class C Units was $401.5 million. The Class C Units are convertible into units of limited partner interest in the OP entitled “OP Units” (“OP Units”), which may be redeemed for shares of our common stock or, at our option, the cash equivalent. As of June 30, 2019, the Brookfield Investor owns or controls 41.0% of the voting power of our common stock on an as-converted basis. With respect to share ownership limitations contained in our charter intended to ensure our ongoing compliance with REIT requirements, we have granted the Brookfield Investor and its affiliates a waiver of the applicable limitations which permits the Brookfield Investor and its affiliates to own up to 49.9% in value of the aggregate of the outstanding shares of our common stock, subject to terms and conditions set forth in an ownership limit waiver agreement. The SPA also contains certain standstill and voting restrictions applicable to the Brookfield Investor and certain of its affiliates.

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

An affiliate of the Brookfield Investor, BSREP II Hospitality II Special GP OP LLC (the “Special General Partner”), is the special general partner of the OP, with certain non-economic rights that apply if we fail to redeem the Class C Units when required to do so, including the ability to commence selling the OP’s assets until the Class C Units have been fully redeemed.

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

We contract directly or indirectly, through our taxable REIT subsidiaries, with third-party property management companies to manage our hotel properties.  As of June 30, 2019, 79 of the hotel assets we have acquired were managed by Crestline and 65 of the hotel assets we have acquired were managed by the following other property managers: Hampton Inns Management LLC and Homewood Suites Management LLC, affiliates of Hilton Worldwide Holdings Inc. (38 hotels), InnVentures IVI, LP (2 hotels), McKibbon Hotel Management, Inc. (21 hotels) and LBA Hospitality (4 hotels).  In connection with our hotel sale activity during the quarter ended June 30, 2019, we intend to transition management of four hotels currently managed by Hilton Worldwide Holdings Inc. and McKibbon Hotel Management, Inc. to be managed by Crestline pursuant to Crestline’s right to manage a comparable replacement hotel (i.e., equal or greater historic annual revenue) if we sell a hotel Crestline is currently managing.

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

Our revenues are comprised of rooms revenue, food and beverage revenue and other revenue which accounted for approximately 94.2%, 3.3%, and 2.5%, respectively, of our total revenues for the three months ended June 30, 2019. Hotel operating expenses (which exclude transaction costs, general and administrative, depreciation and amortization and impairment of goodwill and long-lived assets) represent approximately 63.1% of our total operating expenses for the three months ended June 30, 2019.

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

Until the Final Closing, we could have become obligated pursuant to the SPA with the Brookfield Investor to issue additional Class C Units. This obligation was considered a contingent forward contract under ASC section 480 - Distinguishing Liabilities from Equity, and we accounted for it as a liability. On February 27, 2019, we used the proceeds from the sale of Class C Units to the Brookfield Investor at the Final Closing to redeem the remaining $219.7 million in liquidation value of preferred equity interests issued by two of our subsidiaries that indirectly own 111 of our hotels (the "Grace Preferred Equity Interests") (which was treated as indebtedness for accounting purposes), and the Brookfield Investor no longer has any obligations or rights to purchase additional Class C Units. Accordingly, at December 31, 2018, we recognized the fair value of the contingent forward liability as income through current earnings, and thereby extinguished the liability of $1.3 million. We had no contingent forward liability as of June 30, 2019 and will not have any such liability in the future.

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

We sold four non-core hotels during the fourth quarter of 2017 and the first quarter of 2018 which generated net proceeds of $4.3 million after associated repayments of Grace Preferred Equity Interests and indebtedness. As part of our primary business objective to maximize stockholder value and position ourselves for a liquidity event, we intend to continue to pursue the sale of hotels we determine are non-core to our portfolio and reallocate that capital into acquisition and capital investment opportunities we believe will produce more attractive stockholder returns. As part of this investment strategy, we commenced marketing for sale a total of 26 hotels during the quarter ended June 30, 2019.  Our non-core hotel sale activity is expected to continue in future periods through the completion of the sale of these hotels and the marketing and sale of additional hotels.  Our hotel sale program is subject to market conditions and there can be no assurance we will be successful in selling hotels at our target prices or at all. Our pursuit of any acquisition and capital investment opportunities is also subject to market conditions, as well as capital availability and the Brookfield Approval Rights, and there can be no assurance we will be able to acquire additional assets or make additional investments.

As of June 30, 2019, with respect to the 26 hotels we commenced marketing for sale during the quarter ended June 30, 2019, we had entered into definitive agreements to sell the 16 hotels set forth in the table below where the buyer has made a non-refundable deposit.

Property	Location	Number of Rooms
Courtyard Chicago Elmhurst Oakbrook Area	Elmhurst, IL	140
Hampton Inn Chicago Gurnee	Gurnee, IL	134
Hyatt Place Baton Rouge I 10	Baton Rouge, LA	126
SpringHill Suites Baton Rouge South	Baton Rouge, LA	78
Fairfield Inn & Suites Baton Rouge South	Baton Rouge, LA	78
Homewood Suites Memphis Germantown	Germantown, TN	92
Fairfield Inn & Suites Germantown	Germantown, TN	80
TownePlace Suites Baton Rouge South	Baton Rouge, LA	90
Hampton Inn Morgantown	Morgantown, WV	107
Hampton Inn Columbus Dublin	Dublin, OH	123
Hampton Inn Cleveland Westlake	Westlake, OH	122
Hampton Inn St Louis Westport	Maryland Heights, MO	122
Holiday Inn Express & Suites Kendall East Miami	Miami, FL	66
SpringHill Suites Houston Hobby Airport	Houston, TX	122
Courtyard Bowling Green Convention Center	Bowling Green, KY	93
Courtyard Mobile	Mobile, AL	78

We expect to close these sales during the third and fourth quarters of 2019. The aggregate sales price of these hotels is $107.4 million and the aggregate carrying value prior to impairments incurred during the three months ended June 30, 2019 was $131.3 million. These sales are expected to generate net proceeds to us of approximately $26.2 million, after prepayment of approximately $74.0 million of related mortgage debt obligations and estimated closing costs. We have not yet determined what our use of the anticipated excess proceeds will be. These sales are subject to customary closing conditions, and there can be no assurance they will be completed on their current terms, or at all.

The hotel business is capital-intensive and renovations are a regular part of the business. We have been undertaking a large-scale PIP program across a significant portion of the hotels in our portfolio. As of June 30, 2019, we have substantially completed work on 99 of the 141 hotels that are part of our PIP program, including six hotels that are among the 26 hotels we commenced marketing for sale during the quarter ended June 30, 2019. We completed PIP work on 13 hotels in 2017, 36 hotels in 2018 and 16 hotels to date in 2019. Due to the progress we have made in our PIP program and the commencement of increased disposition activity, going forward, we expect the number of hotels that undergo PIP renovations to moderate to less than ten hotels annually as we target for sale many of the remaining unrenovated hotels in our PIP program and we continue to selectively defer capital expenditures. We expect to substantially complete our PIP program over the next two to three years.

Hotel renovations have adversely impacted, and are expected to continue to adversely impact, our operating results due to the disruption to the operations of the hotels while work is ongoing. We anticipate that as we complete PIP and other renovations, our performance at the renovated hotels will increase for a period of time (generally one to two years) and then moderate as the hotel stabilizes. However, performance at renovated hotels remains subject to competition and other conditions in the markets in which they operate, as well as other factors that may impact the hotel industry generally or the renovated hotel in particular and, in some cases, offset the effects on performance of completed PIPs and other renovations. We cannot provide any assurance that the PIP and other renovations at our hotels will have the desired effect of improving the competitive position and enhancing the performance of the hotels renovated.

We believe that the continued execution of our investment strategies will maximize long-term value for our stockholders and position us for future success and a potential liquidity event for our investors. While it is our intention to achieve a liquidity event, there can be no assurance as to when or if we will ultimately be able to do so and as to the terms of any such liquidity event.

Comparison of the Three Months Ended June 30, 2019 to the Three Months Ended June 30, 2018

Room revenues for the portfolio were $155.6 million for the three months ended June 30, 2019, compared to room revenues of $155.8 million for the three months ended June 30, 2018. Room revenues were impacted by a decline in occupancy, partially offset by an increase in ADR.

A large-scale capital project that would cause a hotel to be considered to be under renovation is an extensive renovation of core aspects of the hotel, such as rooms, meeting space, lobby, bars, restaurants, and other public spaces. Both quantitative and qualitative factors are taken into consideration in determining if a particular renovation would cause a hotel to be considered to be under renovation for these purposes, including unusual or exceptional circumstances such as a reduction or increase in room count, a significant alteration of the business operations, or the closing of material portions of the hotel during the renovation.

An aggregate of nine hotels were under renovation pursuant to our PIP program during the three months ended June 30, 2019, which represented approximately 300 nights during the period when a room could not be used due to ongoing renovations, compared to ten hotels under renovation during the three months ended June 30, 2018, which represented approximately 600 nights during the period when a room could not be used due to ongoing renovations.

The following table presents actual operating information of the hotels in our portfolio for the periods in which we have owned them.

	Three Months Ended
Total Portfolio	June 30, 2019	June 30, 2018
Number of rooms	17,324	17,316
Occ	79.0%	79.4%
ADR	$127.34	$126.64
RevPAR	$100.62	$100.58
RevPAR change	—

We had no acquisitions or dispositions during the three months ended June 30, 2019 or June 30, 2018, and therefore we have not separately presented pro forma operating information for these periods for the hotels in our portfolio as of June 30, 2019, as if we had owned each hotel for the full periods presented, as doing so would be duplicative of the immediately prior table above.

Total portfolio RevPAR for the three months ended June 30, 2019, was flat compared to the three months ended June 30, 2018. Excluding the 26 hotels we commenced marketing for sale during the quarter ended June 30, 2019, RevPAR increased 0.7% in the current period as compared to the prior year period.

Other non-room operating revenues for the portfolio include food and beverage, and other ancillary revenues such as conference center, market, parking, telephone and cancellation fees. Total non-room operating revenues increased 6.7% over the prior year period driven primarily by higher other ancillary revenues.

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

Total hotel operating expenses (which exclude general and administrative, depreciation and amortization, and impairment of long-lived assets), including the results of the hotels in our portfolio as if we had owned each hotel in our portfolio for the three months ended June 30, 2019, and the three months ended June 30, 2018, increased approximately 1.4% over the prior year period primarily due to higher other property-level operating expenses driven by higher wage and benefits costs. We continue to be impacted by increasing wage and benefits costs at our hotels, and we anticipate this trend will continue during 2019.

Transaction related costs increased $0.5 million for the three months ended June 30, 2019, compared to the prior year period, driven by costs from our mortgage debt refinancing transactions.

General and administrative and depreciation and amortization expenses were flat for the three months ended June 30, 2019, compared to the prior year period.

Impairment of goodwill and long-lived assets increased by $15.3 million for the three months ended June 30, 2019, compared to prior year period. For the three months ended June 30, 2019, a $32.6 million impairment on long-lived assets was recorded on 12 hotels classified as assets held for sale. See Note 13 - Sale of Hotels and Assets Held for Sale and Note 14 - Impairments to our accompanying consolidated financial statements included in this Quarterly Report on Form 10-Q for further details.

Interest expense decreased $1.9 million for the three months ended June 30, 2019, compared to the prior year period, driven by the elimination of interest expense on the Grace Preferred Equity Interests upon their redemption on February 27, 2019, and lower deferred financing fees amortization as the portion attributable to the Term Loan was fully amortized during the three months ended June 30, 2019. The interest expense decrease was partially offset by higher average mortgage debt and higher interest rates. The average interest rate on our mortgage debt was 5.32% for the three months ended June 30, 2019, compared to 4.88% for the three months ended June 30, 2018. Average mortgage debt was $1,549.7 million for the three months ended June 30, 2019, compared to $1,513.0 million for the three months ended June 30, 2018. The interest expense savings on the redemption of the Grace Preferred Equity Interests is offset by dividends paid on the Class C Units, the proceeds from which were utilized to redeem the Grace Preferred Equity Interests.

Other income (expense) changed by less than $0.1 million for the three months ended June 30, 2019, compared to the prior year period.

Comparison of the Six Months Ended June 30, 2019 to the Six Months Ended June 30, 2018

Room revenues for the portfolio were $289.3 million for the six months ended June 30, 2019, compared to room revenues of $287.6 million for the six months ended June 30, 2018. The increase in room revenues was driven by higher occupancy and ADR, primarily as a result of fewer hotels under renovation during the six months ended June 30, 2019, compared to the six months ended June 30, 2018. An aggregate of 16 hotels were under renovation pursuant to our PIP program during the six months ended June 30, 2019, which represented approximately 1,600 nights during the period when a room could not be used due to ongoing renovations, compared to 32 hotels under renovation during the six months ended June 30, 2018, which represented approximately 2,600 nights during the period when a room could not be used due to ongoing renovations. The increase in room revenues was partially offset by a lower number of total rooms in the portfolio due to the sale of one hotel during the first quarter of 2018.

The following table presents actual operating information of the hotels in our portfolio for the periods in which we have owned them.

	Six Months Ended
Total Portfolio	June 30, 2019	June 30, 2018
Number of rooms	17,324	17,316
Occ	74.5%	74.0%
ADR	$126.00	$125.30
RevPAR	$93.90	$92.69

The next table below presents pro-forma operating information of the hotels in our portfolio as if we had owned each hotel in our portfolio as of June 30, 2019, for the full periods presented.

	Six Months Ended
Pro-forma (144 hotels)	June 30, 2019	June 30, 2018
Number of rooms	17,324	17,324
Occ	74.5%	74.1%
ADR	$126.00	$125.44
RevPAR	$93.90	$92.98
RevPAR change	1.0%

Total portfolio pro-forma RevPAR for the six months ended June 30, 2019, increased 1.0%, compared to the six months ended June 30, 2018, due to an increase in occupancy and ADR. Excluding the 26 hotels we commenced marketing for sale during the quarter ended June 30, 2019, RevPAR increased 2.0% in the current period as compared to the prior year period.

Total non-room operating revenues, including the results of the hotels in our portfolio as if we had owned each hotel in our portfolio for the six months ended June 30, 2019, and the six months ended June 30, 2018, increased 4.7% over the prior year period driven primarily by higher other ancillary revenues.

Total hotel operating expenses (which exclude general and administrative depreciation and amortization and impairment of long-lived assets), including the results of the hotels in our portfolio as if we had owned each hotel in our portfolio for the six months ended June 30, 2019, and the six months ended June 30, 2018, increased approximately 1.7% over the prior year period primarily due to higher other property-level operating expenses driven by higher wage and benefits costs.

Transaction related costs increased $0.5 million for the six months ended June 30, 2019, compared to the prior year period, driven by costs from our mortgage debt refinancing transactions.

General and administrative expenses increased approximately $0.4 million for the six months ended June 30, 2019, compared to the prior year period, primarily due to higher salary and benefits costs and higher legal fees incurred related to the litigation described in Note 11 of the consolidated financial statements included in this Form 10-Q.  We expect these legal fees to continue and they may increase in 2019.

Depreciation and amortization increased approximately $2.1 million for the six months ended June 30, 2019, compared to the prior year period, primarily due the commencement of depreciation and amortization on our investment in completed PIPs and other capital expenditures.

Impairment of goodwill and long-lived assets increased by $26.2 million for the six months ended June 30, 2019, compared to prior year period, primarily due to impairment on 12 properties classified as assets held for sale as of June 30, 2019. For the six months ended June 30, 2019, a $43.5 million impairment on long-lived assets was recorded on 13 hotels. See Note 14 - Impairments to our accompanying consolidated financial statements included in this Quarterly Report on Form 10-Q for further details.

Interest expense decreased by $0.8 million for the six months ended June 30, 2019, compared to the prior year period, driven by the elimination of interest expense on the Grace Preferred Equity Interests upon their redemption on February 27, 2019, and lower deferred financing fees amortization as the portion attributable to the Term Loan was fully amortized during the three months ended June 30, 2019. The interest expense decrease was partially offset by higher average mortgage debt and higher interest rates. The average interest rate on our mortgage debt was 5.31% for the six months ended June 30, 2019, compared to 4.76% for the six months ended June 30, 2018. Average mortgage debt was $1,531.5 million for the six months ended June 30, 2019, compared to $1,513.0 million for the six months ended June 30, 2018. The interest expense savings on the redemption of the Grace Preferred Equity Interests is offset by dividends paid on the Class C Units, the proceeds from which were utilized to redeem the Grace Preferred Equity Interests.

Other income (expense) changed by $0.3 million for the six months ended June 30, 2019, compared to the prior year period.

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

The following table reconciles our net loss attributable to common stockholders in accordance with GAAP to Hotel EBITDA for the three and six months ended June 30, 2019, and for the three and six months ended June 30, 2018:

	For the Three Months Ended June 30, 2019	For the Three Months Ended June 30, 2018	For the Six Months Ended June 30, 2019	For the Six Months Ended June 30, 2018
Net loss attributable to common stockholders	$(52,230)	$(29,439)	$(93,383)	$(53,238)
Dividends on Class C Units	12,528	5,281	20,470	9,950
Accretion of Class C Units	1,264	638	2,147	1,227
Net loss before dividends and accretion (in accordance with GAAP)	(38,438)	(23,520)	(70,766)	(42,061)
Less: Net income (loss) attributable to non-controlling interest	(19)	47	(111)	19
Net loss and comprehensive loss (in accordance with GAAP)	$(38,457)	$(23,473)	$(70,877)	$(42,042)
Depreciation and amortization	28,283	28,253	56,768	54,624
Impairment of goodwill and long-lived assets	32,564	17,255	43,491	17,255
Interest expense	24,372	26,234	50,525	51,340
Transaction related costs	546	27	546	27
Other (income)	(158)	(126)	(372)	(113)
Equity in (earnings) loss of unconsolidated entities	(222)	(56)	(227)	98
General and administrative	4,835	4,824	10,058	9,681
Income tax (benefit) expense	247	334	(1,144)	(910)
Hotel EBITDA	$52,010	$53,272	$88,768	$89,960

Cash Flows

Net cash provided by operating activities was $40.3 million for the six months ended June 30, 2019. Cash provided by operating activities was positively impacted primarily by increases in accounts payable and accrued expenses, partially offset by decreases in prepaid expenses and other assets.

Net cash used in investing activities was $35.4 million for the six months ended June 30, 2019, primarily impacted by capital investments in our properties.

Net cash flow provided by financing activities was $16.7 million for the six months ended June 30, 2019. Cash provided by financing activities was primarily impacted by excess cash proceeds from the refinancing of mortgage debt and proceeds from Class C Units, partially offset by redemptions of Grace Preferred Equity Interests, deferred financing fees on the new indebtedness and distributions paid on the Class C Units.

Election as a REIT

We elected to be taxed as a REIT commencing with our taxable year ended December 31, 2014. In order to continue to qualify as a REIT, we must distribute annually to our stockholders 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding net capital gain, and must comply with various other organizational and operational requirements. As of June 30, 2019, we had $195.5 million of net operating loss ("NOL") carry forward that may be used in the future to reduce the amount otherwise required to be distributed by us to meet REIT requirements. These NOLs will not begin to expire for over a decade.

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

Liquidity and Capital Resources

As of June 30, 2019, we had cash and cash equivalents on hand of $65.6 million. Under certain of our debt obligations, we are required to maintain minimum liquidity of $15.0 million to comply with financial covenants, and we expect to satisfy this covenant through liquidity we maintain at individual hotels as well as through other sources.

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

In January 2017, we entered into the SPA with the Brookfield Investor pursuant to which the Brookfield Investor agreed to make capital investments of up to $400 million representing an immediate purchase of $135.0 million in Class C Units in the OP together with a commitment to purchase up to $265.0 million in additional Class C Units in the OP during a period ending in February 2019. As of June 30, 2019, the Brookfield Investor has made $379.7 million of capital investments by purchasing Class C Units in the OP, and the total liquidation preference of the Class C Units (which includes quarterly PIK Distributions that are paid on the outstanding liquidation preference) was $401.5 million. We utilized the proceeds from these sales of Class C Units to repay indebtedness, to fund redemptions of the Grace Preferred Equity Interests in accordance with their terms, to fund brand-mandated PIPs, to fund the acquisition of seven hotels in April 2017 which had been pending at the time our IPO was suspended, and for other general corporate purposes. We fully redeemed the Grace Preferred Equity Interests in February 2019 with the proceeds from the final sale of Class C Units pursuant to the SPA, and the Brookfield Investor no longer has any obligations or rights to purchase additional Class C Units.

We have been undertaking a large-scale PIP program across a significant portion of the hotels in our portfolio. As of June 30, 2019, we have substantially completed work on 99 of the 141 hotels that are part of our PIP program, including 16 hotels with PIP work completed during 2019. Since acquiring our hotels, we have reinvested more than $346.7 million in our hotels through PIPs and other capital improvements. We spent approximately $35.5 million as part of our PIP program and other capital improvements during the six months ended June 30, 2019, and expect to spend approximately $17.8 million during the remainder of 2019. We periodically deposit reserves with our mortgage lenders that we utilize to fund a portion of the PIP work and other capital improvements. As of June 30, 2019, we had $23.5 million of PIP and other capital improvements reserves. As of June 30, 2019, we were scheduled to fund an additional $12.5 million in PIP reserves with our mortgage lenders during 2019, and $15.2 million during the period from 2020 through 2022. We expect to substantially complete our PIP program over the next two to three years.

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

We expect to either extend or refinance our indebtedness at or prior to maturity, and we believe our cash on hand and sources of additional liquidity, which are primarily comprised of operating cash flow and could also include proceeds from asset sales and debt or equity issuances, will allow us to meet our ongoing existing capital requirements. However, there can be no assurance the amounts actually generated will be sufficient for these purposes. Accordingly, we may require additional liquidity to meet our capital requirements, which may not be available on favorable terms or at all. Any additional debt or equity capital consisting of common stock, preferred stock or warrants, or any combination thereof as well as certain refinancing transactions may also only be obtained subject to the Brookfield Approval Rights, and there can be no assurance this prior approval will be provided when requested, or at all. If obtained, any additional or alternative debt or equity capital could be on terms that would not be favorable to us or our stockholders, including high interest rates, in the case of debt, and substantial dilution, in the case of issuing equity or convertible debt securities.

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

As of June 30, 2019, we had principal outstanding of $1.57 billion under our indebtedness most of which was incurred in acquiring the properties we currently own. As of June 30, 2019, our loan-to-value ratio was 62.4%. This leverage percentage is calculated based on total cost of real estate assets before accumulated depreciation and amortization, and the market value of our real estate assets may be materially lower.

We have financed substantially all our hotels with mortgage debt and, in some cases, mezzanine debt. The maturity date and certain other terms of our mortgage and mezzanine debt obligations are summarized at Note 5 of the consolidated financial statements included in this Form 10-Q. We intend to manage the maturity of our debt obligations by extending or refinancing the related debt at or prior to maturity. Depending upon market conditions, we may seek to generate additional liquidity from financing and refinancing of hotels in our portfolio, and this liquidity, to the extent available, may be utilized for various corporate purposes such as to repay other indebtedness, fund the PIP program or, subject to the Brookfield Approval Rights, for new hotel acquisitions. On May 1, 2019, we refinanced $961.1 million in principal amount of the then outstanding mortgage and mezzanine indebtedness encumbering 89 of our hotel properties with new mortgage and mezzanine indebtedness of $1,040 million secured by a total of 92 hotel properties (the “92-Pack Loans”).  At closing, we used the additional net proceeds from the 92-Pack Loans after accrued interest and closing costs as follows: (i) $25.0 million was used to repay a portion of the principal amount then outstanding under one of our other mortgage loans encumbering 28 of our other hotel properties (the “Term Loan”); and (ii) $10.0 million was deposited into a reserve with the lenders under the 92-Pack Loans that we can utilize to fund expenditures for work required to be performed under PIPs required by franchisors of the 92 hotel properties. The 92-Pack Loans generated approximately $25.0 million of additional working capital for us.

We believe we will be successful in extending or refinancing our other mortgage debt, but we cannot provide any assurance in this regard. On May 22, 2019,  we entered into an amendment to the Term Loan to reduce the commitment under the Term Loan from $310.0 million to $285.0 million, to add one additional extension term of one-year to the term of the Term Loan, such that if we  exercise all extension rights, the maturity date of the Term Loan would be May 1, 2023, and to make certain other modifications.

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

As of June 30, 2019, we had entered into definitive agreements to sell 16 of the 26 hotels we commenced marketing for sale during the quarter ended June 30, 2019. We expect to close these sales during the third and fourth quarters of 2019. The aggregate sales price of these hotels is $107.4 million and the aggregate carrying value prior to impairments incurred during the three months ended June 30, 2019 was $131.3 million. These sales are expected to generate net proceeds to us of approximately $26.2 million, after prepayment of approximately $74.0 million of related mortgage debt obligations and estimated closing costs. We have not yet determined what our use of the anticipated excess proceeds will be. These sales are subject to customary closing conditions, and there can be no assurance they will be completed on their current terms, or at all.

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

For the three months ended June 30, 2019 and June 30, 2018, the Company paid cash distributions of $7.5 million and $3.2 million and PIK Distributions of 339,747.46 and 143,191.33 Class C Units, respectively, to the Brookfield Investor, as the sole holder of the Class C Units.  For the six months ended June 30, 2019 and June 30, 2018, the Company paid cash distributions of $12.3 million and $6.0 million and PIK Distributions of 555,126.21 and 269,808.34 Class C Units, respectively, to the Brookfield Investor, as the sole holder of the Class C Units.

Contractual Obligations

We have the following contractual obligations as of June 30, 2019:

Debt Obligations:

The following is a summary of principal and interest due under our mortgage debt obligations as of June 30, 2019 (in thousands):

	Total	2019	2020-2022	2023	Thereafter
Principal payments due on mortgage notes payable	$1,567,500	$—	$242,500	$285,000	$1,040,000
Interest payments due on mortgage notes payable	381,666	42,052	225,419	62,565	51,630
Total	$1,949,166	$42,052	$467,919	$347,565	$1,091,630

Mortgage notes payable due dates assume exercise of all borrower extension options. Estimated interest payments on our variable rate debt are based on interest rates as of June 30, 2019.

Class C Unit Obligations:

The following table reflects the cash distributions obligations on the Class C Units over the next five years and thereafter as of June 30, 2019 (in thousands):

	Total	2019	2020-2022	2023	Thereafter
Distributions on Class C Units	$89,512	$15,489	$74,023	$—	$—

Beginning in March 2022, we may also be required to fund redemptions of the Class C Units at the option of the holder.

Lease Obligations:

The following table reflects the minimum base rental cash payments under leases of our hotel properties and our corporate space lease over the next five years and thereafter as of June 30, 2019 (in thousands):

	Total	2019	2020-2022	2023	Thereafter
Lease payments due	$95,857	$2,686	$16,592	$5,560	$71,019

Property Improvement Plan Reserve Deposits:

The following table reflects estimated PIP reserve deposits that are required under our mortgage debt obligations over the next five years as of June 30, 2019 (in thousands):

	Total	2019	2020-2022	2023	Thereafter
PIPs reserve deposits due	$27,721	$12,516	$15,205	$—	$—

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

As of June 30, 2019, we had not fixed the interest rate for $1.3 billion of our secured variable-rate debt. As a result, we are subject to the potential impact of rising interest rates, which could negatively impact our profitability and cash flows. In order to mitigate our exposures to changes in interest rates, we have entered into interest rate cap agreements with respect to all $1.3 billion of our variable-rate debt. The estimated impact on our annual results of operations, of an increase or decrease of 100 basis points in interest rates, would be to increase or decrease annual interest expense by approximately $13.4 million. The estimated impact assumes no changes in our capital structure. As the information presented above includes only those exposures that exist as of June 30, 2019, it does not consider those exposures or positions that could arise after that date. The information represented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.

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

No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

In the ordinary course of business, the Company may become subject to litigation, claims and regulatory matters. There are no material legal or regulatory proceedings pending or known to be contemplated against the Company at the date of this filing, other than as set forth below.

A special litigation committee (the “SLC”) of the Company’s board of directors (the “Board”) has been empowered to investigate claims asserted in shareholder demand letters sent to the Board by counsel for two of the Company’s stockholders, Tom Milliken and Stuart Wollman, as well as the allegations contained in an Amended Complaint filed by Mr. Milliken in the United States District Court for the Southern District of New York (the “Federal Court Action”). The SLC also has been empowered to determine whether to pursue actions by the Company against the defendants in the Federal Court Action. The SLC, which is represented by independent counsel, has substantially completed its investigation of the claims contained in the demand letters and Federal Court Action (collectively “the Claims”).

The SLC has determined it appropriate to pursue some but not all of the Claims. As previously disclosed, the SLC has been in discussion with the Company’s current Chief Executive Officer, Jonathan P. Mehlman, and his counsel regarding resolution of certain Claims against him in the Federal Court Action. Subject to signing a definitive settlement agreement and receiving court approval, the SLC, on behalf of the Company, and Mr. Mehlman have agreed in principle to resolve the Claims against Mr. Mehlman whereby he will pay back to the Company a portion of certain fees he received.

Preliminary settlement discussions also have commenced with other parties to the Federal Court Action, including the plaintiff, Mr. Milliken, and certain defendants, including Nicholas Schorsch, William Kahane, the Company’s former external advisor and former property managers, and the parent of the former sponsor of the Company, along with individuals associated with the parent (collectively, the “AR Capital Defendants”).  The SLC is participating in those settlement discussions.  The AR Capital Defendants, Mr. Milliken, the SLC, and the insurance carriers under the Company’s directors and officers policies and a second set of directors and officers policies issued to AR Capital, LLC are now attempting to schedule a mediation session.  At this time, the Company cannot predict whether a mediation will occur or, if it does, what the outcome of such a mediation will be.  In view of the settlement and mediation discussions, the parties in the Federal Court action, with consent of the SLC, sought and were granted an extension of the deadline for the SLC to submit its report in the Federal Court Action through and including September 16, 2019.

The Claims do not seek recovery of losses from or damages against the Company, but instead allege that the Company has sustained damages as a result of actions by the defendants, and therefore no accrual of any potential liability was necessary as of June 30, 2019, other than for incurred out-of-pocket legal fees and expenses.

Item 1A. Risk Factors.

There have been no material changes to the risk factors disclosed in our 2018 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We did not sell any equity securities that were not registered under the Securities Act during the three and six months ended June 30, 2019.

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

Prior to such suspension, we repurchased shares of our common stock pursuant to the SRP during the quarter ended December 31, 2018 and the six months ended June 30, 2019. The following table summarizes the repurchases of shares under the SRP cumulatively through June 30, 2019.

	Number of Shares Repurchased	Cost of Shares Repurchased	Weighted-Average Price per Share
		(In thousands)
Year ended December 31, 2018	208,977	$1,881	$9.00
January 2019	2,177	20	9.00
February 2019	—	—	—
March 2019	—	—	—
April 2019	—	—	—
May 2019	—	—	—
June 2019	—	—	—
Cumulative repurchases as of June 30, 2019	211,154	$1,901	$9.00

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

Employment Agreements

Pursuant to their employment agreements with us, each of our executive officers (Jonathan P. Mehlman, our chief executive officer and president, Bruce A. Riggins, our chief financial officer and treasurer, and Paul C. Hughes, our general counsel and secretary) is eligible for an annual cash bonus (at target, threshold and maximum levels set forth in the applicable employment agreement) and an annual long-term incentive equity award (at a target level set forth in the applicable employment agreement) in the form of restricted share units in respect of shares of common stock (“RSUs”), based on the achievement of performance goals established by our board of directors or our compensation committee after consultation with Mr. Mehlman. The actual amounts awarded are at the discretion of our board of directors or our compensation committee based on its determination during the first quarter of each year of the level of achievement with respect to the performance goals established for the prior year.

On August 7, 2019,  we entered into an amendment to the employment agreement with each of our executive officers to amend the vesting terms of the RSUs each of our executive officers will be eligible to receive as his annual long-term incentive equity award. Prior to these amendments, all of the RSUs each of our executive officers was eligible to receive as his annual long-term incentive equity award vested in four equal installments on each of the first four anniversaries of the grant date, subject to continued employment through each applicable vesting date.  Following these amendments, beginning with the annual long-term incentive equity awards for the 2019 fiscal year to be granted in the first quarter of 2020, (i) 50% of the RSUs that each of our executive officers will be eligible to receive as his annual long-term incentive equity award will vest in three equal installments on each of the first three anniversaries of the grant date, subject to continued employment through each applicable vesting date, and (ii) the remaining 50% will vest and become payable based on our performance over a three-year performance period, with the actual number of RSUs payable determined after the performance period by our board of directors or our compensation committee in its sole discretion based on the achievement of performance goals established by our board of directors or our compensation committee after consultation with Mr. Mehlman, and subject to continued employment through the vesting date.

The summary of these amendments contained herein does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the amendments, copies of which are filed as exhibits to this Quarterly Report on Form 10-Q and incorporated herein by reference.

On August 7, 2019, our compensation committee established the annual performance goals for the fiscal year ending December 31, 2019. These goals are the same for the annual cash bonus and the annual long-term incentive equity award for each executive officer and relate to the following: (i) Corporate EBITDA as compared to the budget included in the Annual Business Plan (weighted as 50% of the total bonus or award, as applicable); (ii) RevPAR penetration index (excluding performance during any renovation period) relative to the prior year (weighted as 35% of the total bonus or award, as applicable); and (iii) the cost, timing and impact on operating performance of PIPs and other capital expenditures at certain hotels relative to budgeted amounts (weighted as 15% of the total bonus or award, as applicable).

2019 Annual Meeting

On August 7, 2019, our board of directors determined that our 2019 annual meeting of stockholders will be held on November 6, 2019 at the Falls Church Marriott Fairview Park, 3111 Fairview Park Drive, Falls Church, VA 22042, commencing at 10:00 a.m. (local time). Stockholders of record at the close of business on August 9, 2019 will be entitled to vote at our 2019 annual meeting of stockholders.

In accordance with our bylaws, notice by a stockholder of any nomination or other business to be properly brought before our 2019 annual meeting of stockholders by a stockholder pursuant to our bylaws must be delivered by August 18, 2019.

Item 6. Exhibits.

EXHIBIT INDEX

The following exhibits are included in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
10.1(1)	Loan Agreement, dated as of April 5, 2019, by and among the Entities Listed on Schedule 1-A thereto, collectively, as borrower, and the Entities Listed on Schedule 1-B thereto, collectively, as operating lessee, and Deutsche Bank AG, New York Branch, as lender
10.2(1)	Mezzanine Loan Agreement, dated as of April 5, 2019, by and among HIT 2PK Mezz, LLC, as borrower, and HIT 2PK TRS Mezz, LLC, as leasehold pledgor, and Deutsche Bank AG, New York Branch, as lender
10.3(1)	Guaranty of Recourse Obligations, dated as of April 5, 2019, by Hospitality Investors Trust Operating Partnership, LP and Hospitality Investors Trust, Inc. to and for the benefit of Deutsche Bank AG, New York Branch
10.4(1)	Mezzanine Guaranty of Recourse Obligations, dated as of April 5, 2019, by Hospitality Investors Trust Operating Partnership, LP and Hospitality Investors Trust, Inc. to and for the benefit of Deutsche Bank AG, New York Branch
10.5(1)	Environmental Indemnity Agreement, dated as of April 5, 2019, on behalf of Hospitality Investors Trust, Inc., Hospitality Investors Trust Operating Partnership, L.P. and the Entities Listed on Schedule I, as indemnitors, in favor of Deutsche Bank AG, New York Branch, as indemnitee
10.6(1)	Mezzanine Environmental Indemnity Agreement, dated as of April 5, 2019, on behalf of Hospitality Investors Trust, Inc., Hospitality Investors Trust Operating Partnership, L.P. and HIT 2PK Mezz, LLC, as indemnitors, in favor of Deutsche Bank AG, New York Branch, as indemnitee
10.7(2)	Loan Agreement, dated as of May 1, 2019, by and among the Entities Listed on Schedule 1-A thereto, collectively, as borrower, and the Entities Listed on Schedule 1-B thereto, collectively, as operating lessee, and Morgan Stanley Bank, N.A., Citi Real Estate Funding Inc., Deutsche Bank AG, New York Branch, Goldman Sachs Mortgage Company and JPMorgan Chase Bank, National Association, collectively, as lender
10.8(2)	Mezzanine A Loan Agreement, dated as of May 1, 2019, by and among HIT Portfolio I Mezz, LP, as borrower, and HIT Portfolio I TRS Holdco, LLC and HIT 2PK TRS Mezz, LLC, as leasehold pledgor, and Morgan Stanley Mortgage Capital Holdings LLC, Citigroup Global Markets Realty Corp., Deutsche Bank AG, New York Branch, Goldman Sachs Mortgage Company and JPMorgan Chase Bank, National Association, collectively, as lender
10.9(2)	Mezzanine B Loan Agreement, dated as of May 1, 2019, by and among HIT Portfolio I Mezz B, LLC, as borrower, and HIT Portfolio I TRS Mezz B, LLC and HIT 2PK TRS Mezz B, LLC, as leasehold pledgor, and Morgan Stanley Mortgage Capital Holdings LLC, Citigroup Global Markets Realty Corp., Deutsche Bank AG, New York Branch, Goldman Sachs Mortgage Company and JPMorgan Chase Bank, National Association, collectively, as lender
10.10(2)	Guaranty of Recourse Obligations, dated as of May 1, 2019, by Hospitality Investors Trust Operating Partnership, LP and Hospitality Investors Trust, Inc. to and for the benefit of Morgan Stanley Bank, N.A., Citi Real Estate Funding Inc., Deutsche Bank AG, New York Branch, Goldman Sachs Mortgage Company and JPMorgan Chase Bank, National Association
10.11(2)	Mezzanine A Guaranty of Recourse Obligations, dated as of May 1, 2019, by Hospitality Investors Trust Operating Partnership, LP and Hospitality Investors Trust, Inc. to and for the benefit of Morgan Stanley Mortgage Capital Holdings LLC, Citigroup Global Markets Realty Corp., Deutsche Bank AG, New York Branch, Goldman Sachs Mortgage Company and JPMorgan Chase Bank, National Association
10.12(2)	Mezzanine B Guaranty of Recourse Obligations, dated as of May 1, 2019, by Hospitality Investors Trust Operating Partnership, LP and Hospitality Investors Trust, Inc. to and for the benefit of Morgan Stanley Mortgage Capital Holdings LLC, Citigroup Global Markets Realty Corp., Deutsche Bank AG, New York Branch, Goldman Sachs Mortgage Company and JPMorgan Chase Bank, National Association
10.13(2)	Environmental Indemnity Agreement, dated as of May 1, 2019, on behalf of Hospitality Investors Trust, Inc., Hospitality Investors Trust Operating Partnership, L.P. and the Entities Listed on Schedule I, as indemnitors, in favor of Morgan Stanley Bank, N.A., Citi Real Estate Funding Inc., Deutsche Bank AG, New York Branch, Goldman Sachs Mortgage Company and JPMorgan Chase Bank, National Association, as indemnitee
10.14(2)	Mezzanine A Environmental Indemnity Agreement, dated as of May 1, 2019, on behalf of Hospitality Investors Trust, Inc., Hospitality Investors Trust Operating Partnership, L.P. and HIT Portfolio I Mezz B, LLC, as indemnitors, in favor of Morgan Stanley Mortgage Capital Holdings LLC, Citigroup Global Markets Realty Corp., Deutsche Bank AG, New York Branch, Goldman Sachs Mortgage Company and JPMorgan Chase Bank, National Association, as indemnitee
10.15(2)	Mezzanine B Environmental Indemnity Agreement, dated as of May 1, 2019, on behalf of Hospitality Investors Trust, Inc., Hospitality Investors Trust Operating Partnership, L.P. and HIT Portfolio I Mezz B, LLC, as indemnitors, in favor of Morgan Stanley Mortgage Capital Holdings LLC, Citigroup Global Markets Realty Corp., Deutsche Bank AG, New York Branch, Goldman Sachs Mortgage Company and JPMorgan Chase Bank, National Association, as indemnitee
10.16(3)	Employment Agreement, dated as of May 8, 2019, by and between Bruce A. Riggins and Hospitality Investors Trust, Inc.
10.17(3)	Separation Agreement and General Release, dated as of May 9, 2019, by and between Edward T. Hoganson and Hospitality Investors Trust, Inc.
10.18(4)	Amendment No. 2 to the Second Amended and Restated Term Loan Agreement, dated as of May 22, 2019, by and among by and among the Borrowers Party thereto, as borrowers, Hospitality Investors Trust, Inc. and Hospitality Investors Trust Operating Partnership, L.P., as guarantors, Citibank, N.A., as administrative agent and as collateral agent, and the Lenders party thereto, collectively, as lenders

10.19*	First Amendment to Loan Agreement, dated as of May 29, 2019, among the Entities Listed on Schedule I thereto, collectively, as Borrower and Morgan Stanley Bank, N.A., Citi Real Estate Funding Inc., Deutsche Bank AG, New York Branch, Goldman Sachs Mortgage Company, and JPMorgan Chase Bank, National Association, collectively, as Lender
10.20*	Note Splitter and Loan Modification Agreement is made as of June 7, 2019 by and among HIT Portfolio I Mezz B, LLC, HIT Portfolio I TRS Mezz B, LLC and HIT 2PK TRS Mezz B, LLC, Morgan Stanley Mortgage Capital Holdings LLC, Citigroup Global Markets Realty Corp., Deutsche Bank AG, New York Branch, Goldman Sachs Mortgage Company, and JPMorgan Chase Bank, National Association
10.21*	Eleventh Amendment to Amended and Restated Agreement of Limited Partnership of Hospitality Investors Trust Operating Partnership, L.P. dated as of July 1, 2019, by Hospitality Investors Trust, Inc., as general partner
10.22*	Second Amendment to Employment Agreement, dated as of August 7, 2019, by and between Jonathan P. Mehlman and Hospitality Investors Trust, Inc.
10.23*	Second Amendment to Employment Agreement, dated as of August 7, 2019, by and between Paul C. Hughes and Hospitality Investors Trust, Inc.
10.24*	Amendment to Employment Agreement, dated as of August 7, 2019, by and between Bruce A. Riggins and Hospitality Investors Trust, Inc.
31.1*	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*

Written statements of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*

XBRL (eXtensible Business Reporting Language). The following materials from Hospitality Investors Trust, Inc. Quarterly Report on Form 10-Q for the six months ended June 30, 2019, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statements of Changes in Stockholders' Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

* Filed herewith

1. Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on April 9, 2019.
2. Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on May 6, 2019.
3. Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on May 9, 2019.
4. Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on May 23, 2019.

HOSPITALITY INVESTORS TRUST, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOSPITALITY INVESTORS TRUST, INC.

Dated: August 8, 2019	By: /s/ Jonathan P. Mehlman Name: Jonathan P. Mehlman Title: Chief Executive Officer and President (Principal Executive Officer)
Dated: August 8, 2019	By: /s/ Bruce A. Riggins Name: Bruce A. Riggins Title: Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)