Form 10-Q
period 2019-09-30
Hospitality Investors Trust, Inc.
filed 2019-11-07
CIK 1583077

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

The number of shares of the registrant's common stock, $0.01 par value, outstanding as of November 1, 2019 was 39,151,201.

		Page
PART I
Item 1.	Financial Statements	1
	Consolidated Balance Sheets as of September 30, 2019 (Unaudited) and December 31, 2018	1
	Consolidated Statements of Operations and Comprehensive Loss (Unaudited) for the Three Months Ended September 30, 2019 and the Three Months Ended September 30, 2018 and for the Nine Months Ended September 30, 2019 and the Nine Months Ended September 30, 2018	2
	Consolidated Statement of Changes in Equity (Unaudited) for the Three Months Ended September 30, 2019 and the Three Months Ended September 30, 2018 and for the Nine Months Ended September 30, 2019 and the Nine Months Ended September 30, 2018	3
	Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2019 and the Nine Months Ended September 30, 2018	4
	Notes to Consolidated Financial Statements (Unaudited)	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	38
Item 4.	Controls and Procedures	38
PART II
Item 1.	Legal Proceedings	39
Item 1A.	Risk Factors	40
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	40
Item 3.	Defaults Upon Senior Securities	40
Item 4.	Mine Safety Disclosures	40
Item 5.	Other Information	40
Item 6.	Exhibits	41
Signatures		42

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

HOSPITALITY INVESTORS TRUST, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except for share and per share data)

	September 30, 2019	December 31, 2018
	(unaudited)
ASSETS
Real estate investments:
Land	$312,144	$337,858
Buildings and improvements	1,775,865	1,947,619
Furniture, fixtures and equipment	239,722	257,314
Total real estate investments	2,327,731	2,542,791
Less: accumulated depreciation and amortization	(379,186)	(347,929)
Total real estate investments, net	1,948,545	2,194,862
Cash and cash equivalents	87,757	54,886
Assets held for sale	106,866	—
Restricted cash	38,919	27,959
Investments in unconsolidated entities	3,319	3,684
Right of use assets	59,020	—
Below-market lease asset, net	—	9,030
Prepaid expenses and other assets	40,247	35,836
Goodwill	10,800	11,030
Total Assets	$2,295,473	$2,337,287

LIABILITIES, NON-CONTROLLING INTEREST AND EQUITY
Mortgage notes payable, net	$1,524,297	$1,507,509
Mandatorily redeemable preferred securities, net	—	219,596
Accounts payable and accrued expenses	67,075	62,965
Lease liabilities	52,251	—
Total Liabilities	$1,643,623	$1,790,070

Commitments and Contingencies
Contingently Redeemable Class C Units in operating partnership; 27,568,687 and 11,767,678 units issued and outstanding, respectively ($406,638 and $173,573 liquidation preference, respectively)	391,912	163,148

Stockholders' Equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, one share issued and outstanding	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized, 39,151,201 and 39,134,628 shares issued and outstanding, respectively	392	391
Additional paid-in capital	871,328	870,251
Deficit	(614,221)	(489,108)
Total equity of Hospitality Investors Trust, Inc. stockholders	257,499	381,534
Non-controlling interest - consolidated variable interest entity	2,439	2,535
Total Equity	$259,938	$384,069
Total Liabilities, Contingently Redeemable Class C Units, and Stockholders' Equity	$2,295,473	$2,337,287

The accompanying notes are an integral part of these statements.

HOSPITALITY INVESTORS TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except for share and per share data)

(Unaudited)

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
Revenues
Rooms	$150,133	$152,058	$439,402	$439,661
Food and beverage	4,622	4,707	14,953	14,906
Other	3,931	3,560	11,597	10,551
Total revenue	158,686	160,325	465,952	465,118
Operating expenses
Rooms	38,960	38,919	113,301	112,482
Food and beverage	4,025	4,080	12,566	12,414
Management fees	4,410	4,331	12,867	12,718
Other property-level operating expenses	64,199	61,798	188,043	183,010
Transaction related costs	234	—	780	27
General and administrative	5,105	5,193	15,163	14,874
Depreciation and amortization	26,934	28,446	83,702	83,070
Impairment of goodwill and long-lived assets	11,677	—	55,168	17,255
Rent	1,674	1,701	4,989	5,038
Total operating expenses	157,218	144,468	486,579	440,888
Gain on sale of assets, net	1,232	46	1,272	215
Operating income (loss)	$2,700	$15,903	$(19,355)	$24,445
Interest expense	(22,123)	(27,083)	(72,648)	(78,423)
Other income, net	983	88	1,315	32
Equity in earnings of unconsolidated entities	49	199	276	101
Total other expenses, net	(21,091)	(26,796)	(71,057)	(78,290)
Loss before taxes	$(18,391)	$(10,893)	$(90,412)	$(53,845)
Income tax benefit	(897)	(112)	(2,041)	(1,022)
Net loss and comprehensive loss	$(17,494)	$(10,781)	$(88,371)	$(52,823)
Less: Net income (loss) attributable to non-controlling interest	102	44	(9)	63
Net loss before dividends and accretion	$(17,596)	$(10,825)	$(88,362)	$(52,886)
Dividends on Class C Units (cash and PIK)	(12,825)	(5,405)	(33,295)	(15,355)
Accretion of Class C Units	(1,309)	(663)	(3,456)	(1,890)
Net loss attributable to common stockholders	$(31,730)	$(16,893)	$(125,113)	$(70,131)

Basic and Diluted net loss attributable to common stockholders per common share	$(0.81)	$(0.43)	$(3.20)	$(1.78)

Basic and Diluted weighted average shares of common stock outstanding	39,140,267	39,336,099	39,131,368	39,444,858

The accompanying notes are an integral part of these statements.

HOSPITALITY INVESTORS TRUST, INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(In thousands, except for share data)

(Unaudited)

	Nine-Month Period Ended September 30, 2019
	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Deficit	Total Equity of Hospitality Investors Trust, Inc. Stockholders	Non-controlling Interest	Total Equity
December 31, 2018	39,134,628	$391	$870,251	$(489,108)	$381,534	$2,535	$384,069
Repurchase and retirement of common stock	(2,177)	—	(20)	—	(20)	—	(20)
Net loss before dividends and accretion	—	—	—	(32,328)	(32,328)	—	(32,328)
Net loss attributable to non-controlling interest	—	—	—	—	—	(92)	(92)
Cash distributions on Class C Units	—	—	—	(4,765)	(4,765)	—	(4,765)
Accretion on Class C Units	—	—	—	(883)	(883)	—	(883)
PIK distributions on Class C Units	—	—	—	(3,177)	(3,177)	—	(3,177)
Share-based payments	—	—	448	—	448	—	448
March 31, 2019	39,132,451	$391	$870,679	$(530,261)	$340,809	$2,443	$343,252
Net loss before dividends and accretion	—	—	—	(38,438)	(38,438)	—	(38,438)
Net loss attributable to non-controlling interest	—	—	—	—	—	(19)	(19)
Dividends paid or declared	—	—	—	—	—	(87)	(87)
Cash distributions on Class C Units	—	—	—	(7,517)	(7,517)	—	(7,517)
Accretion on Class C Units	—	—	—	(1,264)	(1,264)	—	(1,264)
PIK distributions on Class C Units	—	—	—	(5,011)	(5,011)	—	(5,011)
Share-based payments	7,892	—	274	—	274	—	274
June 30, 2019	39,140,343	$391	$870,953	$(582,491)	$288,853	$2,337	$291,190
Net loss before dividends and accretion	—	—	—	(17,596)	(17,596)	—	(17,596)
Net income attributable to non-controlling interest	—	—	—	—	—	102	102
Cash distributions on Class C Units	—	—	—	(7,695)	(7,695)	—	(7,695)
Accretion on Class C Units	—	—	—	(1,309)	(1,309)	—	(1,309)
PIK distributions on Class C Units	—	—	—	(5,130)	(5,130)	—	(5,130)
Share-based payments	10,858	1	375	—	376	—	376
September 30, 2019	39,151,201	$392	$871,328	$(614,221)	$257,499	$2,439	$259,938

	Nine-Month Period Ended September 30, 2018
	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Deficit	Total Equity of Hospitality Investors Trust, Inc. Stockholders	Non-controlling Interest	Total Equity
December 31, 2017	39,505,742	$395	$871,840	$(379,559)	$492,676	$2,646	$495,322
Net loss before dividends and accretion	—	—	—	(18,541)	(18,541)	—	(18,541)
Net loss attributable to non-controlling interest	—	—	—	—	—	(28)	(28)
Cash distributions on Class C Units	—	—	—	(2,801)	(2,801)	—	(2,801)
Accretion on Class C Units	—	—	—	(589)	(589)	—	(589)
PIK distributions on Class C Units	—	—	—	(1,868)	(1,868)	—	(1,868)
Share-based payments	—	—	361	—	361	—	361
March 31, 2018	39,505,742	$395	$872,201	$(403,358)	$469,238	$2,618	$471,856
Repurchase and retirement of common stock	(170,260)	(2)	(1,198)	—	(1,200)	—	(1,200)
Net loss before dividends and accretion	—	—	—	(23,520)	(23,520)	—	(23,520)
Net income attributable to non-controlling interest	—	—	—	—	—	47	47
Dividends paid or declared	—	—	—	—	—	(109)	(109)
Cash distributions on Class C Units	—	—	—	(3,169)	(3,169)	—	(3,169)
Accretion on Class C Units	—	—	—	(638)	(638)	—	(638)
PIK distributions on Class C Units	—	—	—	(2,112)	(2,112)	—	(2,112)
Share-based payments	—	—	361	—	361	—	361
June 30, 2018	39,335,482	$393	$871,364	$(432,797)	$438,960	$2,556	$441,516
Repurchase and retirement of common stock	912	—	6	—	6	—	6
Net loss before dividends and accretion	—	—	—	(10,825)	(10,825)	—	(10,825)
Net income attributable to non-controlling interest	—	—	—	—	—	44	44
Cash distributions on Class C Units	—	—	—	(3,243)	(3,243)	—	(3,243)
Accretion on Class C Units	—	—	—	(663)	(663)	—	(663)
PIK distributions on Class C Units	—	—	—	(2,162)	(2,162)	—	(2,162)
Share-based payments	7,210	—	385	—	385	—	385
September 30, 2018	39,343,604	$393	$871,755	$(449,690)	$422,458	$2,600	$425,058

The accompanying notes are an integral part of these statements.

HOSPITALITY INVESTORS TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
Cash flows from operating activities:
Net loss	$(88,371)	$(52,823)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	83,702	83,070
Impairment of goodwill and long-lived assets	55,168	17,255
Amortization and write-off of deferred financing costs	7,578	9,421
Other adjustments, net	487	1,675
Changes in assets and liabilities:
Prepaid expenses and other assets	(2,842)	(3,858)
Accounts payable and accrued expenses	16,806	16,392
Net cash provided by operating activities	$72,528	$71,132

Cash flows from investing activities:
Payment received on note for sale of hotel	—	1,625
Real estate investment improvements and purchases of property and equipment	(44,167)	(85,189)
Payments related to Property Management Transactions	—	(1,000)
Proceeds from sales of hotels, net	35,452	5,461
Other adjustments, net	67	—
Net cash used in investing activities	$(8,648)	$(79,103)

Cash flows from financing activities:
Proceeds from Class C Units	219,746	25,000
Payment of Class C Units issuance costs	(7,756)	(875)
Dividends/Distributions paid	(20,064)	(9,322)
Payments of mortgage notes payable	(1,060,665)	—
Proceeds from mortgage notes payable	1,086,100	—
Deferred financing fees	(17,644)	—
Mandatorily redeemable preferred securities redemptions	(219,746)	(14,370)
Repurchase of shares of common stock	(20)	(1,194)
Net cash used in financing activities	$(20,049)	$(761)
Net change in cash and cash equivalents and restricted cash	43,831	(8,732)
Cash and cash equivalents and restricted cash, beginning of period	82,845	119,180
Cash and cash equivalents and restricted cash, end of period	$126,676	$110,448

HOSPITALITY INVESTORS TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
Supplemental disclosure of cash flow information:
Interest paid	$60,363	$63,256
Income taxes paid, net	$(592)	$722
Non-cash investing and financing activities:
Accretion of Class C Units	$(3,456)	$(1,890)
PIK accrual on Class C Units	$(13,318)	$(6,142)
Real estate investment improvements and purchases of property and equipment in accounts payable and accrued expenses	$1,118	$8,205

The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

(Unaudited)

Note 1 - Organization

Hospitality Investors Trust, Inc. (the "Company"), incorporated on July 25, 2013, is a self-managed real estate investment trust ("REIT") that invests primarily in premium-branded select-service lodging properties in the United States. As of September 30, 2019, the Company owns or has an interest in a total of 138 hotels with a total of 16,765 guest rooms located in 33 states. As of September 30, 2019, all but one of these hotels operated under a franchise or license agreement with a national brand owned by one of Hilton Worldwide, Inc., Marriott International, Inc., Hyatt Hotels Corporation, and Intercontinental Hotels Group or one of their respective subsidiaries or affiliates. The Company's one unbranded hotel has a direct affiliation with a leading university in Atlanta.

As part of its investment strategy to continue to pursue the sale of non-core hotels and reallocate capital into more attractive acquisition and capital investment opportunities, as well as debt reduction, the Company commenced marketing for sale a total of 45 hotels during the nine months ended September 30, 2019. As of September 30, 2019, six of these hotels have been sold and 16 were subject to definitive sale agreements where the buyer has made, or was obligated to make, a non-refundable deposit. See Note 13 - Sale of Hotels and Assets Held for Sale for additional information.

The Company conducted its initial public offering ("IPO"), from January 2014 until November 2015 without listing shares of its common stock on a national securities exchange, and it has not subsequently listed its shares. There currently is no established trading market for the Company’s shares and there may never be one.

The Company is required to annually publish an estimated net asset value per share of common stock ("Estimated Per-Share NAV") pursuant to the rules and regulations of the Financial Industry Regulatory Authority. On May 9, 2019, the Company's board of directors unanimously approved an updated Estimated Per-Share NAV equal to $9.21 based on an estimated fair value of the Company's assets less the estimated fair value of the Company's liabilities, divided by 39,134,628 shares of common stock outstanding on a fully diluted basis as of December 31, 2018 (the "2019 NAV"), and the Company published its 2019 NAV on May 13, 2019. The Company intends to publish an updated Estimated Per-Share NAV on at least an annual basis.

Substantially all of the Company’s business is conducted through its operating partnership, Hospitality Investors Trust Operating Partnership, L.P. (the "OP"). On January 12, 2017, the Company, along with the OP, entered into the Securities Purchase, Voting and Standstill Agreement ("SPA") with Brookfield Strategic Real Estate Partners II Hospitality REIT II LLC (the "Brookfield Investor"), to secure a commitment of up to $400 million by the Brookfield Investor to make capital investments in the Company necessary for the Company to meet its short-term and long-term liquidity requirements and obligations by purchasing units of limited partner interest in the OP entitled “Class C Units” (“Class C Units”) through February 2019. Following the final closing pursuant to the SPA on February 27, 2019 (the "Final Closing"), the Brookfield Investor no longer has any obligations or rights to purchase Class C Units pursuant to the SPA or otherwise.

The Brookfield Investor holds all the issued and outstanding Class C Units and the sole issued and outstanding Redeemable Preferred Share (as defined herein), and, as a result, has significant governance and other rights that could be used to control or influence the Company's decisions or actions. As of September 30, 2019, the total liquidation preference of the issued and outstanding Class C Units was $406.6 million. The Class C Units are convertible into units of limited partner interest in the OP entitled “OP Units” (“OP Units”), which may be redeemed for shares of the Company’s common stock or, at the Company’s option, the cash equivalent. As of the date of this Quarterly Report on Form 10-Q, the Brookfield Investor owns or controls 41.4% of the voting power of the Company’s common stock on an as-converted basis (See Note 3 - Brookfield Investment for additional information).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

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

Certain amounts in prior periods have been reclassified in order to conform to current period presentation, specifically, the Company changed the presentation of its Consolidated Statements of Operations and Comprehensive Income (Loss) with respect to "Gain (loss) on sale of assets." The change in presentation was to reclassify this line item so that it is included as a component of Operating income (loss) and represented as a separate line item, rather than as a component of "Other income." The Company made this change in presentation for all periods presented.

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

September 30, 2019

(Unaudited)

Assets Held for Sale (Long Lived-Assets)

When the Company initiates the sale of long-lived assets, it assesses whether the assets meet the criteria to be considered assets held for sale. The review is based on whether the following criteria are met:

•	Management and the Company's board of directors have committed to a plan to sell the asset;

•	The subject assets are available for immediate sale in their present condition;

•	The Company is actively locating buyers as well as other initiatives required to complete the sale;

•	The sale is probable and the transfer is expected to qualify for recognition as a complete sale in one year;

•	The long-lived asset is being actively marketed for sale at a price that is reasonable in relation to fair value; and

•	Actions necessary to complete the plan indicate it is unlikely significant changes will be made to the plan or the plan will be withdrawn.

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

There was no goodwill impairment recognized during the three or nine months ended September 30, 2019. As of September 30, 2019, the goodwill allocated to two hotels was reclassified to become part of “Assets held for sale,” resulting in a reduction of the goodwill balance to $10.8 million.

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

September 30, 2019

(Unaudited)

Revenue Recognition

The Company's revenue is primarily from rooms, food and beverage, and other, and is disaggregated on the Company's Consolidated Statement of Operations and Comprehensive Loss.

Room sales are driven by a fixed fee charged to a hotel guest to stay at the hotel property for an agreed-upon period. A majority of the Company's room reservations are cancellable and the Company transfers promised goods and services to the hotel guest as of the date upon which the hotel guest occupies a room and at the same time earns and recognizes revenue. The Company offers advance purchase reservations that are paid for by the hotel guest in advance and the Company recognizes deferred revenue as a result of such reservations. The Company's obligation to the hotel guest is satisfied as of the date upon which the hotel guest occupies a room. The Company's room revenue accounted for 94.6% and 94.8% of the Company's total revenue for the three months ended September 30, 2019 and 2018, respectively. The Company's room revenue accounted for 94.3% and 94.5% of the Company's total revenue for the nine months ended September 30, 2019 and 2018, respectively. Food, beverage, and other revenue are recognized at the point of sale on the date of the transaction as the hotel guest simultaneously obtains control of the good or service.

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

GAAP prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. The Company must determine whether it is "more-likely-than-not" that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon settlement in order to determine the amount of benefit to recognize in the financial statements. This accounting standard applies to all tax positions related to income taxes. As of September 30, 2019, the Company's tax years that remain subject to examination by major tax jurisdictions are 2014, 2015, 2016, 2017 and 2018.

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

September 30, 2019

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

See Note 10 - Fair Value Measurements for fair value disclosures.

Class C Units

The Company initially measured the Class C Units which were issued to the Brookfield Investor at fair value net of issuance costs. The Company is required to accrete the carrying value of the Class C Units to the liquidation preference using the effective interest method over the five-year period prior to the holder's redemption option becoming exercisable (See "Accretion of Class C Units" on the Company's Consolidated Statements of Operations and Comprehensive Loss). However, if it becomes probable that the Class C Units will become redeemable prior to such date, the Company will adjust the carrying value of the Class C Units to the maximum liquidation preference.

Until the Final Closing, the Company could have become obligated pursuant to the SPA with the Brookfield Investor to issue additional Class C Units. This obligation was considered a contingent forward contract under ASC section 480 - Distinguishing Liabilities from Equity, and the Company accounted for it as a liability. The fair value of the contingent forward liability was recognized through current earnings at December 31, 2018, and the Company had no contingent forward liability as of either December 31, 2018 or September 30, 2019 and will not have such liability in the future (See Note 11 - Commitments and Contingencies).

Leases

Effective January 1, 2019, the Company adopted ASU 2016-02 Leases, which requires companies to recognize operating leases under GAAP as “right of use assets” (“ROU assets”) and lease liabilities on the balance sheet. The Company has $59.0 million of ROU assets and $52.3 million of lease liabilities as of September 30, 2019 for its operating leases. The Company's below-market lease intangible, net, of $8.1 million is also included in the ROU assets on the Company's Consolidated Balance Sheets.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

(Unaudited)

Advertising Costs

The Company expenses advertising costs for hotel operations as incurred. These costs were $5.7 million for the three months ended September 30, 2019, and $4.8 million for the three months ended September 30, 2018. Advertising costs were $16.5 million for the nine months ended September 30, 2019, and $13.8 million for the nine months ended September 30, 2018.

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

	September 30, 2019	December 31, 2018
Trade receivables	$10,221	$8,329
Allowance for doubtful accounts	(501)	(338)
Trade and Note receivables, net of allowance	$9,720	$7,991

Reportable Segments

The Company has determined that it has one reportable segment, with activities related to investing in real estate. The Company’s investments in real estate generate room revenue and other income through the operation of the properties, which comprise 100% of the total consolidated revenues. Management evaluates the operating performance of the Company’s investments in real estate on an individual property level, and therefore each property is considered a reporting unit. Each of the Company's reporting units are also considered to be operating segments, but none of these individual operating segments represents a reportable segment and they meet the criteria in GAAP to aggregate all properties into one reportable segment.

Derivative Transactions

The Company at certain times enters into derivative instruments to hedge exposure to changes in interest rates. The Company’s derivatives as of September 30, 2019, consist of interest rate cap agreements which it believes will help to mitigate its exposure to increasing borrowing costs under floating rate indebtedness, and a variable interest-only bond which it has acquired in connection with the securitization of one of its mortgage loans to effectively reduce its borrowing costs. The Company has elected not to designate its interest rate cap agreements and the variable interest-only bond as cash flow hedges. The impact of the interest rate caps for the three and nine months ended September 30, 2019 and September 30, 2018, was immaterial to the consolidated financial statements. See Note 5 - Mortgage Notes Payable and Note 10 - Fair Value Measurements for variable interest-only bond disclosures.

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments in ASU 2016-13 replace the incurred loss impairment methodology under current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The Company will be required to use a forward-looking expected credit loss model for accounts receivable, loans, and other financial instruments. Credit losses relating to available-for-sale debt securities will also be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. ASU 2016-13 is effective for the Company for fiscal years beginning after December 15, 2019. The Company anticipates that the adoption of ASU 2016-13 will not have a material impact on the Company's consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13 Fair Value Measurements (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement ("ASU 2018-13"). Among other changes, ASU 2018-13 addresses changes in disclosures related to unrealized gains and losses and transfers between levels in the fair value hierarchy. ASU 2018-13 is effective for the Company for fiscal years beginning after December 15, 2019. The Company anticipates that the adoption of ASU 2018-13 will not have any impact on the Company's consolidated financial statements.

In March 2019, the FASB issued ASU 2019-01 Leases (Topic 842): Codification Improvements ("ASU 2019-01").  The amendments in ASU 2019-01 clarifies the existing codification as well as corrects unintended application of the existing guidance. The amendment provides additional guidance on determining the fair value of underlying assets by lessors that are not manufacturers or dealers, how to present sales-type and direct financing leases on the cash flow statement and transition disclosures related to topic 250, Accounting Changes and Error Corrections. ASU 2019-01 is effective for the Company for fiscal years beginning after December 15, 2019, with the transition disclosures related to Topic 250 effective for the fiscal year beginning on January 1, 2019. Transition disclosures related to Topic 250 were adopted by the Company on January 1, 2019, did not have a material impact on the Company's consolidated financial statements. The Company anticipates that the adoption of other additional guidance from ASU 2019-01 will not have any impact on the Company's consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

(Unaudited)

Class C Units

As of September 30, 2019, the Class C Units reflected on the Consolidated Balance Sheets is reconciled in the following table (in millions):

As of September 30, 2019
Gross Proceeds	$379.7
Less:
Class C Unit issuance costs(1)	$(22.5)
Plus:
PIK Distributions Paid to holders of Class C Units	$26.9
Accretion of carrying value to liquidation preference of Class C Units	$7.7
Change in contingent forward liability	$0.1
Contingently Redeemable Class C Units in operating partnership	$391.9

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

The Brookfield Investor is also entitled to receive tax distributions under certain limited circumstances. As of September 30, 2019, no tax distributions have been paid.

For the three months ended September 30, 2019 and September 30, 2018, the Company paid cash distributions of $7.7 million and $3.2 million and PIK Distributions of 347,822.16 and 146,594.53 Class C Units, respectively, to the Brookfield Investor, as the sole holder of the Class C Units.  For the nine months ended September 30, 2019 and September 30, 2018, the Company paid cash distributions of $20.0 million and $9.2 million and PIK Distributions of 902,948.37 and 416,402.87 Class C Units, respectively, to the Brookfield Investor, as the sole holder of the Class C Units.

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

September 30, 2019

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

(Unaudited)

Note 4 - Leases

As of September 30, 2019, the Company recorded leases of its hotel properties and its corporate office space lease in ROU assets and lease liabilities on the Company’s Consolidated Balance Sheet. The Company's below-market lease intangible, net, which is attributed to its ground leases is also included in the Company's ROU assets. The Company’s leases have remaining lease terms of five to 47 years. Most leases include one or more options to renew, with renewal terms that can extend the lease term from five to 50 years. One Company lease includes a purchase option. Lease extension and termination options require written notice by the Company in accordance with specific parameters addressed in each individual lease. Certain of the leases require variable lease payments typically based on a percentage of hotel revenue but no less than a minimum base rent. The Company's lease agreements do not contain any material residual value guarantees or material restrictive covenants.

During the nine months ended September 30, 2019, the Company paid rental obligations of $4.1 million, which was included in the measurement of lease liabilities and ROU assets. The cash paid is included in operating cash flows on the Company Statement of Cash Flows.

Supplemental balance sheet information related to the Company's leases was as follows:

	Weighted Average Remaining Lease Term	Weighted Average Discount Rate
September 30, 2019	17.7 years	6.33%

Supplemental income statement information related to the Company's leases was as follows:

	Variable Lease Expense (in thousands)	Rent Expense (in thousands)	Amortization of Below-Market Lease Intangible, net (in thousands)
For the three months ended September 30, 2019	$201	$1,440	$96
For the nine months ended September 30, 2019	$597	$4,281	$295

Rent expense for the Company’s leases of its hotel properties which includes variable lease payments is recorded in Rent expense on the Consolidated Statement of Operations and Comprehensive Loss. Rent expense for the Company's corporate office space is included in General and administrative expense on the Consolidated Statement of Operations and Comprehensive Loss.

Maturity of Lease Liabilities Analysis as of September 30, 2019 for the Company's operating leases of hotel properties and corporate office space were as follows (in thousands):

	Minimum Rental Commitments	Amortization of Above Market Lease Intangible to Rent Expense	Amortization of Below Market Lease Intangible to Rent Expense	Amortization of Below Market Lease Intangible, net, to Rent Expense
For the three months ending December 31, 2019	$1,372	$(38)	$134	$96
Year ending December 31, 2020	5,505	(153)	535	382
Year ending December 31, 2021	5,533	(153)	535	382
Year ending December 31, 2022	5,554	(153)	535	382
Year ending December 31, 2023	5,560	(153)	535	382
Thereafter	71,019	(1,722)	8,161	6,439
Total lease payments	$94,543	$(2,372)	$10,435	$8,063
Less: Imputed Interest	42,292
Present value of lease liability	$52,251

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

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

The Company has allocated values to certain above and below-market lease intangibles based on the difference between market rents and rental commitments under the leases. During the three and nine months ended September 30, 2018, amortization of below-market lease intangibles, net, to rent expense was $0.1 million and $0.3 million, respectively. Rent expense for the three and nine months ended September 30, 2018 was $1.6 million and $4.7 million, respectively.

Note 5 - Mortgage Notes Payable

The Company’s mortgage notes payable as of September 30, 2019 and December 31, 2018 consist of the following, respectively (in thousands):

	Outstanding Mortgage Notes Payable
Encumbered Properties	September 30, 2019	Interest Rate	Payment	Maturity
Hilton Garden Inn Blacksburg Joint Venture	$10,500	4.31%	Interest Only, Principal paid at Maturity	June 2020
92 - Pack Mortgage Loan(1)	855,878	One-month LIBOR plus 2.14%	Interest Only, Principal paid at Maturity	Nov 2021, subject to three, one year extension rights
92 - Pack Senior Mezzanine Loan	98,377	One-month LIBOR plus 5.60%	Interest Only, Principal paid at Maturity	Nov 2021, subject to three, one year extension rights
92 - Pack Junior Mezzanine Loan	68,864	One-month LIBOR plus 8.50%	Interest Only, Principal paid at Maturity	Nov 2021, subject to three, one year extension rights
Additional Grace Mortgage Loan -20 properties in Grace Portfolio and one additional property	232,000	4.96%	Interest Only, Principal paid at Maturity	October 2020
Term Loan -25 properties	272,816	One-month LIBOR plus 3.00%	Interest Only, Principal paid at Maturity	May 2020, subject to three, one year extension rights
Total Mortgage Notes Payable	$1,538,435
Less: Deferred Financing, Net	$15,707
Plus: Premium on Variable Interest-Only Bond	$1,569
Total Mortgage Notes Payable, Net	$1,524,297

(1) As a result of asset sale activity, the number of hotel properties serving as collateral for this loan has been reduced to 89 as of September 30, 2019.

	Outstanding Mortgage Notes Payable
Encumbered Properties	December 31, 2018	Interest Rate	Payment	Maturity
Baltimore Courtyard & Providence Courtyard	$45,500	4.30%	Interest Only, Principal paid at Maturity	April 2019
Hilton Garden Inn Blacksburg Joint Venture	10,500	4.31%	Interest Only, Principal paid at Maturity	June 2020
87 - Pack Mortgage Loan - 87 properties in Grace Portfolio	805,000	One-month LIBOR plus 2.56%	Interest Only, Principal paid at Maturity	May 2019, subject to three, one year extension rights
87 - Pack Mezzanine Loan - 87 properties in Grace Portfolio	110,000	One-month LIBOR plus 6.50%	Interest Only, Principal paid at Maturity	May 2019, subject to three, one year extension rights
Additional Grace Mortgage Loan - 20 properties in Grace Portfolio and one additional property	232,000	4.96%	Interest Only, Principal paid at Maturity	October 2020
Term Loan -28 properties	310,000	One-month LIBOR plus 3.00%	Interest Only, Principal paid at Maturity	May 2019, subject to three, one year extension rights
Total Mortgage Notes Payable	$1,513,000
Less: Deferred Financing, Net	$5,491
Total Mortgage Notes Payable, Net	$1,507,509

Interest expense related to the Company's mortgage notes payable for the three months ended September 30, 2019 and for the three months ended September 30, 2018, was $20.4 million and $19.6 million, respectively. Interest expense related to the Company's mortgage notes payable for the nine months ended September 30, 2019 and for the nine months ended September 30, 2018, was $62.7 million and $56.0 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

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

87-Pack Loans

During the quarter ended March 31, 2019 and the year ended December 31, 2018, a total of 87 of the Company’s hotels, all of which were originally acquired in February 2015 as part of a portfolio initially comprising 116 hotel properties (the “Grace Portfolio”), were financed pursuant to a mortgage loan agreement (the “87-Pack Mortgage Loan”) and a mezzanine loan agreement (the “87-Pack Mezzanine Loan” and, collectively with the 87-Pack Mortgage Loan, the “87-Pack Loans”), with an aggregate principal balance of $915.0 million. The principal amount of the 87-Pack Mortgage Loan was $805.0 million and the 87-Pack Mortgage Loan was secured by the 87 Company hotel properties (each, a “87-Pack Collateral Property”). The principal amount of the 87-Pack Mezzanine Loan was $110.0 million and the 87-Pack Mezzanine Loan was secured by the ownership interest in the entities which own the 87-Pack Collateral Properties and the related operating lessees.

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

92-Pack Loans

On May 1, 2019, the Company refinanced the 87-Pack Loans and the Baltimore Courtyard and Providence Courtyard Bridge Loans with new mortgage and mezzanine indebtedness of $1,040 million secured by 92 of the Company’s hotel properties (the “92-Pack Loans”).

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

(Unaudited)

 In connection with a sale or disposition to a third party of any of the 92 hotel properties serving as collateral, such property may be released from the 92-Pack Loans, subject to certain conditions and limitations, by prepayment of a portion of the 92-Pack Loans at a release price calculated in accordance with the terms of the 92-Pack Loans. As of September 30, 2019, the Company has sold three hotel properties pursuant to these provisions and prepaid approximately $14.1 million of principal under the mortgage loan and approximately $2.8 million of principal under the mezzanine loans, thereby reducing the number of hotel properties serving as collateral under the 92-Pack Loans to 89 hotels.

For the term of the 92-Pack Loans, the Company and the OP are required to maintain, on a consolidated basis, a net worth of (i) $250.0 million (excluding their interest in the hotel properties serving as collateral and excluding accumulated depreciation and amortization) and (ii) $500.0 million (including their interest in the hotel properties serving as collateral but excluding accumulated depreciation and amortization). As of September 30, 2019, the Company was in compliance with this financial covenant.

Variable Interest-Only Bond

During the nine months ended September 30, 2019, the Company recorded a derivative asset associated with a variable interest-only bond issued as part of the lenders' securitization of the 92-Pack Mortgage Loan and acquired by the Company in connection with such securitization. The interest-only bond was acquired to effectively reduce the Company’s borrowing cost on the 92-Pack Loans. The premium on the interest-only bond is amortized on a straight-line basis over the life of the bond and is included in the Mortgage notes payable on the Company's Consolidated Balance Sheet as of September 30, 2019. The Company values the variable interest-only bond at fair value (See Note 10 - Fair Value Measurements).

Additional Grace Mortgage Loan

A portion of the purchase price of the Grace Portfolio was financed through additional mortgage financing which loan was refinanced during October 2015 (the “Additional Grace Mortgage Loan”). The Additional Grace Mortgage Loan carries a fixed annual interest rate of 4.96% per annum with a maturity date on October 6, 2020. Pursuant to the Additional Grace Mortgage Loan, the Company agreed to make periodic payments into an escrow account for the PIPs required by the franchisors, and the Company made the final PIP reserve payment during June 2018. The Additional Grace Mortgage Loan includes the following financial covenants: minimum consolidated net worth and minimum consolidated liquidity. As of September 30, 2019, the Company was in compliance with these financial covenants.

Term Loan

On April 27, 2017, the Company and the OP, as guarantors, and certain wholly-owned subsidiaries of the OP, as borrowers, entered into a Second Amended and Restated Term Loan Agreement (as amended, the “Term Loan”) in an aggregate principal amount of $310.0 million, initially collateralized by 28 of the Company’s hotel properties (each, a “Term Loan Collateral Property”).

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

In connection with a sale or disposition to a third party of an individual Term Loan Collateral Property, such Term Loan Collateral Property may be released from the Term Loan, subject to certain conditions and limitations, by prepayment of a portion of the Term Loan at a release price calculated in accordance with the terms of the Term Loan. As of September 30, 2019, the Company has sold three hotel properties pursuant to these provisions and prepaid approximately $12.2 million of principal under the Term Loan, thereby reducing the number of hotel properties serving as collateral under the Term Loan to 25 hotels.

The Term Loan also provides for certain amounts to be deposited into reserve accounts, including with respect to all costs associated with the PIPs required pursuant to the franchise agreements related to the Term Loan Collateral Properties.

For the term of the Term Loan, the Company and the OP are required to maintain, on a consolidated basis, a net worth of $250.0 million (excluding accumulated depreciation and amortization). As of September 30, 2019, the Company was in compliance with this financial covenant.

Note 6 - Mandatorily Redeemable Preferred Securities

In February 2015, a portion of the contract purchase price for the Grace Portfolio was satisfied by the issuance to the sellers of the Grace Portfolio of approximately $447.1 million of liquidation value of preferred equity interests (the "Grace Preferred Equity Interests") in two newly-formed Delaware limited liability companies, HIT Portfolio I Holdco, LLC and HIT Portfolio II Holdco, LLC (together, the "Holdco entities"). Each of the Holdco entities is an indirect subsidiary of the Company and an indirect owner of the hotels comprising the Grace Portfolio.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

(Unaudited)

Interest expense related to the Grace Preferred Equity Interests for the three months ended September 30, 2019 and September 30, 2018 was zero and $4.3 million, respectively. Interest expense related to the Grace Preferred Equity Interests for the nine months ended September 30, 2019 and September 30, 2018 was $2.7 million and $13.0 million, respectively.

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

Note 7 - Accounts Payable and Accrued Expenses

The following is a summary of the components of accounts payable and accrued expenses (in thousands):

	September 30, 2019	December 31, 2018
Trade accounts payable	$10,958	$22,247
Accrued expenses	56,117	40,718
Total	$67,075	$62,965

Note 8 - Common Stock

The Company had 39,151,201 and 39,134,628 shares of common stock outstanding as of each of September 30, 2019 and December 31, 2018, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

(Unaudited)

Restricted Share Awards

A summary of the Company's restricted share awards for the nine months ended September 30, 2019 is presented below.

	Number of Shares	Weighted Average Grant Date Fair Value (per share)	Aggregate Intrinsic Value (in thousands)
Non-vested December 31, 2018	7,210	$14.18	$102
Granted	10,858	$6.91	$75
Vested	7,210	$14.18	$102
Forfeitures	—	$—	$—
Non-vested September 30, 2019	10,858	$6.91	$75

Prior to the Initial Closing, the Company made annual restricted share awards to its independent directors that vested annually over a five-year period following the date of grant, subject to continued service. In connection with the Initial Closing, the Company implemented a new director compensation program. Following the Initial Closing and pursuant to a compensation payment agreement, restricted share awards are made to an affiliate of the Brookfield Investor in respect of the Redeemable Preferred Directors’ service on the board of directors and vest on the earlier of the first anniversary of the date of grant or the date of the next annual meeting of the board of directors following the date of grant, subject to the continued service of the applicable Redeemable Preferred Director. As of September 30, 2019, the Company anticipates that all unvested restricted share awards will vest in accordance with their terms.

The compensation expense related to restricted shares for the three months ended September 30, 2019 and the three months ended September 30, 2018 was less than $0.1 million. The compensation expense related to restricted shares for the nine months ended September 30, 2019 and the nine months ended September 30, 2018 was less than $0.1 million. As of September 30, 2019, there was less than $0.1 million of unrecognized compensation expense remaining.

RSU Awards

A summary of the Company's RSU awards for the nine months ended September 30, 2019 is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value (per share)	Aggregate Intrinsic Value (in thousands)
Non-vested December 31, 2018	332,364	$14.34	$4,765
Granted	219,959	$6.91	$1,520
Vested	97,335	$14.42	$1,404
Forfeited	71,558	$10.67	$763
Non-vested September 30, 2019	383,430	$10.74	$4,118

RSU awards to the Company’s executive officers and other employees generally vest annually over a four-year vesting period following the date of grant, subject to continued service. RSU awards to directors vest on the earlier of the first anniversary of the date of grant or the date of the next annual meeting of the board of directors following the date of grant, subject to the continued service of the applicable director. Vested RSUs may only be settled in shares of common stock and such settlement generally will be on the earliest of (i) in the calendar year in which the third anniversary of each applicable vesting date occurs, (ii) termination of the recipient’s services to the Company and (iii) a change in control event. As of September 30, 2019, the Company anticipated that all unvested RSUs would vest in accordance with their terms.

The compensation expense related to RSUs for the three months ended September 30, 2019 and the three months ended September 30, 2018 was approximately $0.4 million and $0.4 million, respectively. The compensation expense related to RSUs for the nine months ended September 30, 2019 and the nine months ended September 30, 2018 was approximately $1.1 million and $1.0 million, respectively. As of September 30, 2019, there was $3.3 million of unrecognized compensation expense remaining.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

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

	September 30, 2019
	Carrying Amount	Fair Value
Mortgage notes payable	$1,538,435	$1,525,372
Total	$1,538,435	$1,525,372

The fair value of the mortgage notes payable was determined using the discounted cash flow method and applying current market rates and is classified as level 3 under the fair value hierarchy. Market rates take into consideration general market conditions and maturity.

During the three and nine months ended September 30, 2019, the Company recorded impairment losses on its hotel properties (See Note 14 - Impairments). The fair value of these hotel properties was based on the observable market data which is considered level 2 input under the fair value hierarchy and unobservable inputs that reflect the Company's internal assumptions, which are considered level 3 input under the fair value hierarchy.

During the nine months ended September 30, 2019, the Company recorded a derivative asset associated with a variable interest-only bond that the Company acquired in connection with the lenders' securitization of the 92-Pack Mortgage Loan (See Note 5 - Mortgage Notes Payable). The fair value of the variable interest-only bond of $1.7 million was based on the observable market data which is considered level 2 input under the fair value hierarchy.

Note 11 - Commitments and Contingencies

Litigation

In the ordinary course of business, the Company may become subject to litigation, claims and regulatory matters. There are no material legal or regulatory proceedings pending or known to be contemplated against the Company at the date of this filing, other than as set forth below.

A special litigation committee (the “SLC”) of the Company’s board of directors (the “Board”) has been empowered to investigate claims asserted in shareholder demand letters sent to the Board by counsel for two of the Company’s stockholders, Tom Milliken and Stuart Wollman, as well as the allegations contained in a complaint filed by Mr. Milliken on behalf of the Company and against the Company, as well as American Realty Capital Hospitality Advisors, LLC (the "Former Advisor"), the Company's former external advisor and various affiliates of the Former Advisor, including the Company's former property managers (together, the "Former Advisor Defendants"), and certain current and former directors and officers of the Company (the “Director and Officer Defendants”). The complaint was filed in the United States District Court for the Southern District of New York on February 26, 2018 and amended on May 25, 2018 (the “Federal Court Action”). In May 2018, the Company filed a motion to stay the complaint pending the outcome of the investigation, and, in August 2018, the District Court granted the Company’s motion. The amended complaint alleges, among other things, that the Former Advisor and the Director and Officer Defendants breached their fiduciary duties to the Company by putting their own interests above the Company’s interests, which breach was aided and abetted by certain of the Former Advisor Defendants. The amended complaint also asserts a claim for corporate waste against the Former Advisor and Director and Officer Defendants, which was aided and abetted by certain of the Former Advisor Defendants, breach of contract against the Director and Officer Defendants, and unjust enrichment against certain of the Director and Officer Defendants and Former Advisor Defendants.

The SLC, which is represented by independent counsel, has substantially completed its investigation of the claims contained in the demand letters and the Federal Court Action (collectively “the Claims”). On October 11, 2019, the SLC submitted to the District Court its report with respect to its investigation (the “Report”).

The SLC also has been empowered to determine whether it is in the best interest of the Company for the Claims against the defendants in the Federal Court Action to proceed.  The Report includes the SLC’s previously disclosed determination that some but not all of the Claims should proceed. The Report also indicates that, as previously disclosed, the SLC has reached an agreement in principle with the Company’s current Chief Executive Officer, Jonathan P. Mehlman, to resolve the Claims against Mr. Mehlman with prejudice whereby he will pay back to the Company a portion of certain fees and stock he received.  This agreement is subject to signing a definitive settlement agreement and receiving court approval. In the Report, the SLC concluded that: (1) the claims against the Company’s Independent Directors and the former Chief Financial Officer should be dismissed with prejudice, and it is not, therefore, in the best interest of the Company for any Claims to proceed against the following defendants: current or former directors of the Company Stanley Perla, Abby Wenzel and Robert Burns, and the Company’s former Chief Financial Officer, Edward Hoganson; and (2) it is in the best interest of the Company for certain Claims to proceed against the remaining defendants.

Settlement discussions have taken place which led to a mediation that occurred on September 11, 2019.  None of the parties reached a settlement at that mediation.  Settlement discussions have continued to take place since that time. The parties expect a second mediation session to occur on Friday, November 8, 2019.

The Federal Court Action is currently stayed pending a November 15, 2019 status conference with the District Court. At the status conference, the Company anticipates that the parties will discuss, and the District Court will set, a schedule for future proceedings.

The Claims do not seek recovery of losses from or damages against the Company, but instead allege that the Company has sustained damages as a result of actions by the defendants, and therefore no accrual of any potential liability was necessary as of September 30, 2019, other than for incurred out-of-pocket legal fees and expenses.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

(Unaudited)

Contingent Forward Liability

Until the Final Closing, the Company could have become obligated pursuant to the SPA with the Brookfield Investor to issue additional Class C Units. This obligation was considered a contingent forward contract under ASC section 480 - Distinguishing Liabilities from Equity, and the Company accounted for it as a liability.  On February 27, 2019, the Company used the proceeds from the concurrent sale of Class C Units to the Brookfield Investor to redeem the remaining $219.7 million in liquidation value of Grace Preferred Equity Interests, and the Brookfield Investor no longer has any obligations or rights to purchase additional Class C Units. Accordingly, at December 31, 2018, the Company recognized the fair value of the liability as income through current earnings, and thereby extinguished the contingent forward liability of $1.3 million. The Company had no contingent forward liability as of September 30, 2019.

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

Holders of Class C Units are entitled to receive, with respect to each Class C Unit, fixed, quarterly cumulative cash distributions at a rate of 7.50% per annum from legally available funds. Holders of Class C Units are also entitled to receive, with respect to each Class C Unit, fixed, quarterly, cumulative PIK Distributions payable in Class C Units at a rate of 5% per annum. For the three months ended September 30, 2019 and September 30, 2018, the Company paid cash distributions of $7.7 million and $3.2 million and PIK Distributions of 347,822.16 and 146,594.53 Class C Units, respectively, to the Brookfield Investor, as the sole holder of the Class C Units.  For the nine months ended September 30, 2019 and September 30, 2018, the Company paid cash distributions of $20.0 million and $9.2 million and PIK Distributions of 902,948.37 and 416,402.87 Class C Units, respectively, to the Brookfield Investor, as the sole holder of the Class C Units.

Two of the Company’s directors, Bruce G. Wiles, who also serves as Chairman of the Board, and Lowell G. Baron, have been elected to the Company’s board of directors as the Redeemable Preferred Directors pursuant to the Brookfield Investor’s rights as the holder of the Redeemable Preferred Share and pursuant to the SPA. Mr. Wiles serves as a Senior Advisor for Brookfield Property Group's lodging investment platform, a subsidiary of Brookfield Asset Management Inc., an affiliate of the Brookfield Investor, and Mr. Baron serves as a Managing Partner of Brookfield Asset Management Inc. and Chief Investment Officer of its global real estate business.

Note 13 - Sale of Hotels and Assets Held for Sale

Sale of Hotels

During the three and nine months ended September 30, 2019, the Company completed the sale of six hotels for a sales price of $37.3 million, resulting in a net gain of approximately $1.2 million, which is included in gain on sale of assets on the Company’s Consolidated Statement of Operations and Comprehensive Loss. The Company had previously recognized impairment losses on five of these hotels in anticipation of their expected sale. These sales generated net proceeds to the Company of approximately $6.4 million, after prepayment of approximately $31.0 million of related mortgage debt obligations and closing costs. The Company has not yet determined what the use of the excess proceeds will be.

See Note 15 – Subsequent Events for discussion about 11 hotels that were sold between October 1, 2019 and November 7, 2019.

During the nine months ended September 30, 2018, the Company completed the sale of one hotel for a sales price of $5.7 million, resulting in a net loss of approximately $0.1 million. The Company used the proceeds from the sale of the hotel to redeem $3.8 million in Grace Preferred Equity Interests in accordance with their terms and for other general corporate purposes.

Assets Held for Sale

As part of its investment strategy to continue to pursue the sale of non-core hotels and reallocate capital into more attractive acquisition and capital investment opportunities, as well as debt reduction, the Company commenced marketing for sale a total of 26 hotels during the quarter ended June 30, 2019, and an additional 19 hotels during the quarter ended September 30, 2019.

As of September 30, 2019, 16 hotels were subject to definitive sale agreements where the buyer has made, or was obligated to make, a non-refundable deposit and have been classified as held for sale. During the three months ended September 30, 2019, the Company recognized an impairment loss on four of these 16 hotels, and made certain adjustments to previous impairment estimates, totaling $11.7 million, which includes the estimated costs to sell those assets (See Note 14 - Impairments). The aggregate contract purchase price of these sales is $116.0 million, and the sales are expected to generate net proceeds to the Company of approximately $38.4 million, after prepayment of approximately $77.6 million of related mortgage debt obligations and estimated closing costs.

The Company expects to close on the sale of the above 16 hotels during the fourth quarter of 2019 and the first quarter of 2020. These sales are subject to customary closing conditions, and there can be no assurance they will be completed on their current terms, or at all. The sales of these hotels do not represent a strategic shift of the Company’s operations, and therefore the Company has included the operating results for these properties in income from continuing operations for the three months ended and nine months ended September 30, 2019.

See Note 15 – Subsequent Events for discussion about 11 of these 16 hotels that were sold between October 1, 2019 and November 7, 2019.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

(Unaudited)

Note 14 - Impairments

Impairments of Long-Lived Assets

During the three months ended September 30, 2019, the Company identified a total of four hotel properties where the carrying value of the properties exceeded their fair value and management determined the excess carrying value was unrecoverable. These hotels were among the 16 hotels as of September 30, 2019, that were subject to definitive sale agreements where the buyer has made, or was obligated to make, a non-refundable deposit and have been classified as held for sale. (See Note 13-Sale of Hotels and Assets Held for Sale). The Company recorded cumulative impairment losses of $11.7 million during the three months ended September 30, 2019. The goodwill previously allocated to these properties by the Company had been fully written off as part of impairment of goodwill in prior periods and therefore no further impairment of goodwill was recorded. These hotels were identified for impairment review based on their potential sale, resulting in shorter holding periods. The Company determined the fair value of each hotel was equal to the purchase price in the applicable definitive sales agreement. During the nine months ended September 30, 2019, the Company recorded cumulative impairment losses on 17 hotel properties of $55.2 million. All but one of these 17 hotel properties were either sold or subject to definitive sale agreements as of September 30, 2019.

During the nine months ended September 30, 2018, the Company identified four hotel properties where the carrying value of the properties exceeded their fair value and management determined the excess carrying value was unrecoverable. The Company recorded an aggregate impairment loss of $17.3 million on the four hotel properties during the nine months ended September 30, 2018. These four hotels were identified for impairment review because of a long-term change in market conditions and the potential future sale of such properties. The Company determined the fair value of each hotel using a market and income-based approach. There was no impairment loss during the three months ended September 30, 2018.

Note 15 - Subsequent Events

Between October 1, 2019 and November 7, 2019, the Company completed the sale of 11 hotels for a sales price of $73.9 million. The sales generated net proceeds of $22.3 million after prepayment of approximately $51.6 million of related mortgage debt obligations and closing costs. The Company has not yet determined what the use of the excess proceeds will be. These hotels were classified as held for sale during the quarter ended September 30, 2019.

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
•

The interests of the Brookfield Investor may conflict with our interests and the interests of our stockholders, and the Brookfield Investor owns all $406.6 million in liquidation preference units of limited partner interests in our operating partnership entitled “Class C Units” (the “Class C Units”) issued and outstanding as of the date hereof and has significant governance and other rights that could be used to control or influence our decisions or actions.

•

The prior approval rights of the Brookfield Investor will restrict our operational and financial flexibility and could prevent us from taking actions that we believe would be in the best interest of our business.

•	We no longer pay distributions and there can be no assurance we will resume paying distributions in the future.
•	Our hotel sale program is subject to market conditions and there can be no assurance we will be successful in selling hotels at our target prices or at all. Additionally, the proceeds from some of the hotels we have sold during 2019 as part of our hotel sale program were below, and we expect that the proceeds from certain of the additional hotels for which we have entered into definitive sale agreements or have commenced marketing for sale (if completed) will be below, the corresponding estimated value of such hotel included in our most recent estimated net asset value per share of common stock ("Estimated Per-Share NAV"), which could negatively impact Estimated Per-Share NAV as of December 31, 2019.
•	Unless the value of our assets grows in excess of the fixed, quarterly, cumulative distribution payable in Class C Units at a rate of 5% per annum ("PIK Distributions") we pay to the holders of the Class C Units, continued accrual of PIK Distributions will have a negative impact on the value of shares of our common stock.
•	Our pursuit of any acquisition and capital investment opportunities is also subject to market conditions, as well as capital availability and the Brookfield Approval Rights (as defined below), and there can be no assurance we will be able to acquire additional assets or make additional investments.
•	We have a history of operating losses and there can be no assurance that we will ever achieve profitability.
•	No public market currently exists, or may ever exist, for shares of our common stock and our shares are, and may continue to be, illiquid.
•	Because no public trading market for our shares currently exists and our share repurchase program has been suspended, it is difficult for our stockholders to sell their shares of our common stock.
•	All of the properties we own are hotels, and we are subject to risks inherent in the hospitality industry.
•	We primarily own older hotels, which makes us more susceptible to declines in consumer demand, the impact of increases in hotel supply and downturns in economic conditions.
•	New hotel supply has contributed to declines in occupancy at our hotels in prior periods and may continue to have this effect.
•	Increases in interest rates could increase the amount of our debt payments.
•	We have incurred substantial indebtedness, which may limit our future operational and financial flexibility.
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

•	Increases in labor costs have adversely affected the profitability of our hotels and may continue to do so.
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

•	Our hotels have been and may continue to be subject to impairment charges.
•	Our failure to continue to qualify to be treated as a real estate investment trust for U.S. federal income tax purposes ("REIT") could have a material adverse effect on us.

All forward-looking statements should also be read in light of the risks identified in Item 1A of our Annual Report on Form 10-K.

Overview

Hospitality Investors Trust, Inc. is a self-managed real estate investment trust (" REIT") that invests primarily in premium-branded select-service lodging properties in the United States. As of September 30, 2019, we own or have an ownership interest in a total of 138 hotels, with a total of 16,765 guestrooms in 33 states.

We believe in affiliating our hotels with premium brands owned by leading international franchisors such as Hilton, Marriott and Hyatt. As of September 30, 2019, all but one of our hotels operated under a franchise or license agreement with a national brand owned by one of Hilton Worldwide, Inc., Marriott International, Inc., Hyatt Hotels Corporation and Intercontinental Hotels Group or one of their respective subsidiaries or affiliates. Our one unbranded hotel has a direct affiliation with a leading university in Atlanta.

As part of our investment strategy to continue to pursue the sale of non-core hotels and reallocate capital into more attractive acquisition and capital investment opportunities, as well as debt reduction, we commenced marketing for sale a total of 45 hotels during the nine months ended September 30, 2019. As of September 30, 2019, six of these hotels have been sold and 16 were subject to definitive sale agreements where the buyer has made, or was obligated to make, a non-refundable deposit. See “Results of Operations” below for more detail.

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

We conducted our initial public offering ("IPO") from January 2014 until November 2015 without listing shares of our common stock on a national securities exchange, and we have not subsequently listed our shares. There currently is no established trading market for our shares and there may never be one. We are required to annually publish an Estimated Per-Share NAV pursuant to the rules and regulations of Financial Industry Regulatory Authority (“FINRA”). On May 9, 2019, our board of directors unanimously approved an updated 2019 Estimated Per-Share NAV equal to $9.21 based on an estimated fair value of our assets less the estimated fair value of our liabilities, divided by 39,134,628 shares of our common stock outstanding on a fully diluted basis as of December 31, 2018 (the "2019 NAV"), and we published our 2019 NAV on May 13, 2019. We intend to publish an updated Estimated Per-Share NAV on at least an annual basis.

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

Holders of Class C Units are entitled to receive, with respect to each Class C Unit, fixed, quarterly cumulative cash distributions at a rate of 7.50% per annum and are also entitled to receive, with respect to each Class C Unit, fixed, quarterly, cumulative PIK Distributions payable in Class C Units at a rate of 5% per annum. As of September 30, 2019, the Brookfield Investor has made $379.7 million of capital investments in us by purchasing Class C Units in the OP, and the total liquidation preference of the Class C Units was $406.6 million. The Class C Units are convertible into units of limited partner interest in the OP entitled “OP Units” (“OP Units”), which may be redeemed for shares of our common stock or, at our option, the cash equivalent. As of September 30, 2019, the Brookfield Investor owns or controls 41.4% of the voting power of our common stock on an as-converted basis. With respect to share ownership limitations contained in our charter intended to ensure our ongoing compliance with REIT requirements, we have granted the Brookfield Investor and its affiliates a waiver of the applicable limitations which permits the Brookfield Investor and its affiliates to own up to 49.9% in value of the aggregate of the outstanding shares of our common stock, subject to terms and conditions set forth in an ownership limit waiver agreement. The SPA also contains certain standstill and voting restrictions applicable to the Brookfield Investor and certain of its affiliates.

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

We contract directly or indirectly, through our taxable REIT subsidiaries, with third-party property management companies to manage our hotel properties.  As of September 30, 2019, 75 of the hotel assets we have acquired were managed by Crestline and 63 of the hotel assets we have acquired were managed by the following other property managers: Hampton Inns Management LLC and Homewood Suites Management LLC, affiliates of Hilton Worldwide Holdings Inc. (37 hotels), InnVentures IVI, LP (2 hotels), McKibbon Hotel Management, Inc. (20 hotels) and LBA Hospitality (4 hotels). During October 2019, we transitioned management of three hotels managed by Hilton Worldwide Holdings Inc. to Crestline pursuant to Crestline’s right to manage a comparable replacement hotel (i.e., equal or greater historic annual revenue) if we sell a hotel Crestline is currently managing. We expect to similarly transition management of additional hotels to Crestline to the extent we continue to sell Crestline-managed hotels under our hotel sale program.

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

Our revenues are comprised of rooms revenue, food and beverage revenue and other revenue which accounted for approximately 94.6%, 2.9%, and 2.5%, respectively, of our total revenues for the three months ended September 30, 2019. Hotel operating expenses (which exclude transaction costs, general and administrative, depreciation and amortization and impairment of goodwill and long-lived assets) represent approximately 72.0% of our total operating expenses for the three months ended September 30, 2019.

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

Until the Final Closing, we could have become obligated pursuant to the SPA with the Brookfield Investor to issue additional Class C Units. This obligation was considered a contingent forward contract under ASC section 480 - Distinguishing Liabilities from Equity, and we accounted for it as a liability. On February 27, 2019, we used the proceeds from the sale of Class C Units to the Brookfield Investor at the Final Closing to redeem the remaining $219.7 million in liquidation value of preferred equity interests issued by two of our subsidiaries that indirectly own the hotels comprising the Grace Portfolio (the "Grace Preferred Equity Interests") (which was treated as indebtedness for accounting purposes), and the Brookfield Investor no longer has any obligations or rights to purchase additional Class C Units. Accordingly, at December 31, 2018, we recognized the fair value of the contingent forward liability as income through current earnings, and thereby extinguished the liability of $1.3 million. We had no contingent forward liability as of September 30, 2019 and will not have any such liability in the future.

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

Acquisition Date	Portfolio	Number of Hotels	Purchase Price(1)
March 2014	Barceló Portfolio	6	$110.1 million
February 2015	Grace Portfolio	116(2)	$1,796.5 million
October 2015	First Summit Portfolio	10(3)	$150.1 million
November 2015	First Noble Portfolio	2	$48.6 million
December 2015	Second Noble Portfolio	2	$59.0 million
February 2016	Third Summit Portfolio	6	$108.3 million
April 2017	Second Summit Portfolio	7(4)	$66.5 million

(1) Exclusive of closing costs

(2) Since the acquisition date, eight hotels have been sold reducing the size of this portfolio to 108 properties.

(3) Since the acquisition date, two hotels have been sold reducing the size of this portfolio to eight properties.

(4) Since the acquisition date, one hotel has been sold reducing the size of this portfolio to six properties.

We sold four non-core hotels during the fourth quarter of 2017 and the first quarter of 2018 which generated net proceeds of $4.3 million after associated repayments of Grace Preferred Equity Interests and indebtedness. As part of our primary business objective to maximize stockholder value and position ourselves for a liquidity event, we intend to continue to pursue the sale of hotels we determine are non-core to our portfolio and reallocate that capital into attractive acquisition and capital investment opportunities, as well as debt reduction, we believe will produce more attractive stockholder returns. As part of this investment strategy, we commenced marketing for sale a total of 26 hotels during the quarter ended June 30, 2019, and an additional 19 hotels during the quarter ended September 30, 2019. Our non-core hotel sale activity is expected to continue in future periods through the completion of the sale of these hotels and the marketing and sale of additional hotels. Our hotel sale program is subject to market conditions and there can be no assurance we will be successful in selling hotels at our target prices or at all. Additionally, the proceeds from some of the hotels we have sold during 2019 as part of our hotel sale program were below, and we expect that the proceeds from certain of the additional hotels for which we have entered into definitive sale agreements or have commenced marketing for sale (if completed) will be below, the corresponding estimated value of such hotel included in our most recent Estimated Per-Share NAV, which could negatively impact Estimated Per-Share NAV as of December 31, 2019. Our pursuit of any acquisition and capital investment opportunities is also subject to market conditions, as well as capital availability and the Brookfield Approval Rights, and there can be no assurance we will be able to acquire additional assets or make additional investments.

During the three months ended September 30, 2019, we sold six hotels set forth in the table below.

Property	Location	Number of Rooms

Courtyard Bowling Green Convention Center	Bowling Green, KY	93
Fairfield Inn & Suites Germantown	Germantown, TN	80
Homewood Suites Memphis Germantown	Germantown, TN	92
Hyatt Place Baton Rouge I 10	Baton Rouge, LA	126
SpringHill Suites Baton Rouge South	Baton Rouge, LA	78
TownePlace Suites Baton Rouge South	Baton Rouge, LA	90

The aggregate sales price of these hotels was $37.3 million, resulting in a gain of approximately $1.2 million, which is included in gain on sale of assets on our Consolidated Statement of Operations and Comprehensive Loss. We had previously recognized impairment losses on five of these hotels in anticipation of their expected sale, and this gain represents the amount by which the realized sale proceeds exceeded the estimated sales proceeds at the time the impairments were recorded. These sales generated net proceeds to us of approximately $6.4 million, after prepayment of approximately $31.0 million of related mortgage debt obligations and closing costs. We have not yet determined what our use of the excess proceeds will be.

As of September 30, 2019, with respect to the other hotels we have commenced marketing for sale, we had entered into definitive agreements to sell the 16 hotels set forth in the table below where the buyer has made, or was obligated to make, a non-refundable deposit.

Property	Location	Number of Rooms

Courtyard Chicago Elmhurst Oakbrook Area	Elmhurst, IL	140
Courtyard Lexington	Lexington, KY	90
Courtyard Mobile	Mobile, AL	78
Fairfield Inn & Suites Baton Rouge South	Baton Rouge, LA	78
Fairfield Inn & Suites Spokane Downtown	Spokane, WA	84
Hampton Inn Chicago Gurnee	Gurnee, IL	134
Hampton Inn Cleveland Westlake	Westlake, OH	122
Hampton Inn Colorado Springs Central Airforce Academy	Colorado Springs, CO	125
Hampton Inn Columbus Dublin	Dublin, OH	123
Hampton Inn Dallas Addison	Addison, TX	158
Hampton Inn Morgantown	Morgantown, WV	107
Hampton Inn Pickwick Dam at Shiloh Falls	Pickwick, TN	50
Hampton Inn St Louis Westport	Maryland Heights, MO	122
Holiday Inn Express & Suites Kendall East Miami	Miami, FL	66
Residence Inn Jackson Ridgeland	Ridgeland, MS	100
SpringHill Suites Houston Hobby Airport	Houston, TX	122

We have closed or expect to close these sales during the fourth quarter of 2019 and the first quarter of 2020. The aggregate sales price of these hotels is $116.0 million. During the three months ended September 30, 2019, we recognized an impairment loss on four of these 16 hotels, and made certain adjustments to previous impairment estimates, totaling $11.7 million, which includes the estimated costs to sell the assets (See Note 14 – Impairments to our accompanying consolidated financial statements included in this Quarterly Report on Form 10-Q for more details). These sales are expected to generate net proceeds to us of approximately $38.4 million, after prepayment of approximately $77.6 million of related mortgage debt obligations and estimated closing costs. We have not yet determined what our use of the anticipated excess proceeds will be. The sales that have not yet been completed are subject to customary closing conditions, and there can be no assurance they will be completed on their current terms, or at all.

See Note 15 – Subsequent Events to our accompanying consolidated financial statements included in this Quarterly Report on Form 10-Q for discussion about 11 of the 16 hotels that were sold between October 1, 2019 and November 7, 2019.

The hotel business is capital-intensive and renovations are a regular part of the business. We have been undertaking a large-scale PIP program across a significant portion of the hotels in our portfolio. As of September 30, 2019, we have substantially completed work on 95 of the 135 hotels that are part of our PIP program, including 18 hotels that are among the 39 hotels we have commenced marketing for sale during the nine months ended September 30, 2019, and have not yet sold. We completed PIP work on 13 hotels in 2017, 36 hotels in 2018 and 14 hotels to date in 2019.  All of the six hotels we sold during 2019 to date had been part of our PIP program prior to sale, and we had completed PIP work on three of those hotels prior to sale. Due to the progress we have made in our PIP program and the commencement of increased disposition activity, going forward, we expect the number of hotels that undergo PIP renovations to moderate to less than ten hotels annually as we target for sale many of the remaining unrenovated hotels in our PIP program and we continue to selectively defer capital expenditures. We expect to substantially complete our PIP program over the next two to three years.

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

Comparison of the Three Months Ended September 30, 2019 to the Three Months Ended September 30, 2018

Room revenues for the portfolio were $150.1 million for the three months ended September 30, 2019, compared to room revenues of $152.1 million for the three months ended September 30, 2018. The decrease in room revenues was primarily driven by a lower number of total rooms in the portfolio due to the sale of six hotels during the third quarter of 2019. Room revenues were also impacted by a decrease in ADR, partially offset be an increase in occupancy.

No hotels were under renovation pursuant to our PIP program during the three months ended September 30, 2019, compared to seven hotels under renovation during the three months ended September 30, 2018, which represented approximately 600 nights during the period when a room could not be used due to ongoing renovations. A large-scale capital project that would result in the Company considering a hotel under renovation is an extensive renovation of core aspects of the hotel, such as rooms, meeting space, lobby, bars, restaurants, and other public spaces. Both quantitative and qualitative factors are taken into consideration in determining if a particular renovation would cause a hotel to be considered to be under renovation for these purposes, including unusual or exceptional circumstances such as a reduction or increase in room count, a significant alteration of the business operations, or the closing of material portions of the hotel during the renovation.

The following table presents actual operating information of the hotels in our portfolio for the periods in which we have owned them.

	Three Months Ended
Total Portfolio	September 30, 2019	September 30, 2018
Number of rooms	16,765	17,320
Occ	77.8%	77.4%
ADR	$125.29	$125.76
RevPAR	$97.45	$97.35

The next table below presents pro-forma operating information only of the hotels in our portfolio that we owned as of September 30, 2019, for the full periods presented. Therefore, this table excludes operating information for the six hotels we sold during the third quarter of 2019.

	Three Months Ended
Pro-forma (138 hotels)	September 30, 2019	September 30, 2018
Number of rooms	16,765	16,765
Occ	77.9%	77.9%
ADR	$125.79	$126.38
RevPAR	$97.96	$98.42
RevPAR change	(0.5)%

Total portfolio proforma RevPAR for the 138 hotels for the three months ended September 30, 2019, decreased 0.5% compared to the three months ended September 30, 2018, primarily driven by a decrease in ADR.

The next table below presents pro-forma operating information of the hotels that we owned as of September 30, 2019, excluding all 45 hotels that we commenced marketing for sale during the nine months ended September 30, 2019 (six of which had been sold as of September 30, 2019), for the full period presented.

	Three Months Ended
Pro-forma (99 hotels)	September 30, 2019	September 30, 2018
Number of rooms	12,391	12,391
Occ	79.3%	79.1%
ADR	$131.18	$131.41
RevPAR	$104.03	$103.97
RevPAR change	0.1%

Other non-room operating revenues for the portfolio include food and beverage, and other ancillary revenues such as conference center, market, parking, telephone and cancellation fees. Total non-room operating revenues, including the results of only the hotels in our portfolio that we owned as of the quarter ended September 30, 2019, increased 4.0% over the prior year period driven primarily by higher other ancillary revenues.

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

Total hotel operating expenses (which exclude transaction related costs, general and administrative, depreciation and amortization, and impairment of goodwill and long-lived assets), including the results of only the hotels in our portfolio that we owned as of the quarter ended September 30, 2019, increased approximately 2.6% over the prior year period primarily due to higher other property-level operating expenses driven by higher wage and benefits costs. We continue to be impacted by increasing wage and benefits costs at our hotels, and we anticipate this trend will continue during 2019 and the foreseeable future.

Transaction related costs increased $0.2 million for the three months ended September 30, 2019, compared to the prior year period, driven by certain costs associated with hotel sales.

General and administrative expenses decreased by less than $0.1 million for the three months ended September 30, 2019, compared to the prior year period.

Depreciation and amortization decreased approximately $1.5 million for the three months ended September 30, 2019, compared to the prior year period, driven by the sale of six hotels and the classification of 16 hotels as held for sale during the 2019 period.

Impairment of goodwill and long-lived assets increased by $11.7 million for the three months ended September 30, 2019, compared to prior year period, driven by impairments on four hotels classified as held for sale during the period and certain adjustments made to previous impairment estimates. See Note 13 - Sale of Hotels and Assets Held for Sale and Note 14 - Impairments to our accompanying consolidated financial statements included in this Quarterly Report on Form 10-Q for further details.  Our hotels have been and may continue to be subject to impairment charges.

Gain on sales of assets, net, increased $1.2 million for the three months ended September 30, 2019, primarily driven by the sale of six hotels in the 2019 period.

Interest expense decreased $5.0 million for the three months ended September 30, 2019, compared to the prior year period, driven by the elimination of interest expense on the Grace Preferred Equity Interests upon their redemption on February 27, 2019, and lower deferred financing fees amortization as the portion attributable to the Term Loan was fully amortized. The interest expense decrease was partially offset by higher average mortgage debt and higher interest rates. The average interest rate on our mortgage debt was 5.12% for the three months ended September 30, 2019, compared to 5.06% for the three months ended September 30, 2018. Average mortgage debt was $1,553.0 million for the three months ended September 30, 2019, compared to $1,513.0 million for the three months ended September 30, 2018. The interest expense savings of $4.5 million on the redemption of the Grace Preferred Equity Interests is offset by dividends paid on the Class C Units, the proceeds from which were utilized to redeem the Grace Preferred Equity Interests.

Other income increased by $0.9 million for the three months ended September 30, 2019, compared to the prior year period, primarily due to the receipt of a forfeited non-refundable deposit on a cancelled asset sale transaction.

Comparison of the Nine Months Ended September 30, 2019 to the Nine Months Ended September 30, 2018

Room revenues for the portfolio were $439.4 million for the nine months ended September 30, 2019, compared to room revenues of $439.7 million for the nine months ended September 30, 2018. The decrease in room revenues was primarily driven by a lower number of total rooms in the portfolio due to the sale of six hotels during the third quarter of 2019, and one hotel during the first quarter of 2018.

The decrease in room revenues was partially offset by higher occupancy and ADR, primarily as a result of fewer hotels under renovation during the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018. An aggregate of 16 hotels were under renovation pursuant to our PIP program during the nine months ended September 30, 2019, which represented approximately 1,600 nights during the period when a room could not be used due to ongoing renovations, compared to 37 hotels under renovation during the nine months ended September 30, 2018, which represented approximately 3,100 nights during the period when a room could not be used due to ongoing renovations.

The following table presents actual operating information of the hotels in our portfolio for the periods in which we have owned them.

	Nine Months Ended
Total Portfolio	September 30, 2019	September 30, 2018
Number of rooms	16,765	17,320
Occ	75.6%	75.1%
ADR	$125.76	$125.46
RevPAR	$95.09	$94.26

The next table below presents pro-forma operating information of only the hotels in our portfolio that we owned as of September 30, 2019, for the full periods presented. Therefore, this table excludes operating information for the six hotels we sold during the third quarter of 2019.

	Nine Months Ended
Pro-forma (138 hotels)	September 30, 2019	September 30, 2018
Number of rooms	16,765	16,765
Occ	75.9%	75.4%
ADR	$126.45	$126.39
RevPAR	$95.95	$95.34
RevPAR change	0.6%

Total portfolio pro-forma RevPAR for the 138 hotels for the nine months ended September 30, 2019, increased 0.6%, compared to the nine months ended September 30, 2018, due to an increase in occupancy and ADR.

The next table below presents pro-forma operating information of the hotels that we owned as of September 30, 2019, excluding all 45 hotels that we commenced marketing for sale during the nine months ended September 30, 2019 (six of which had been sold as of September 30, 2019), for the full period presented.

	Nine Months Ended
Pro-forma (99 hotels)	September 30, 2019	September 30, 2018
Number of rooms	12,391	12,391
Occ	78.2%	77.3%
ADR	$132.56	$131.89
RevPAR	$103.68	$101.91
RevPAR change	1.7%

Total non-room operating revenues, including the results of only the hotels in our portfolio that we owned as of the quarter ended September 30, 2019, increased 4.6% over the prior year period driven primarily by higher other ancillary revenues.

Total hotel operating expenses (which exclude transaction related costs, general and administrative depreciation and amortization and impairment of goodwill and long-lived assets), including the results of only the hotels in our portfolio that we owned as of the quarter ended September 30, 2019, increased approximately 2.3% over the prior year period primarily due to higher other property-level operating expenses driven by higher wage and benefits costs.

Transaction related costs increased $0.8 million for the nine months ended September 30, 2019, compared to the prior year period, driven by costs from our mortgage debt refinancing transactions and certain costs associated with hotel sales.

General and administrative expenses increased approximately $0.3 million for the nine months ended September 30, 2019, compared to the prior year period, primarily due to the write off of deferred financing fees related to sold hotels, as well as higher salary and benefits costs.

Depreciation and amortization increased approximately $0.6 million for the nine months ended September 30, 2019, compared to the prior year period, primarily due to the commencement of depreciation and amortization on our investment in completed PIPs and other capital expenditures, partially offset by hotel sales and hotels classified as held for sale.

Impairment of goodwill and long-lived assets increased by $37.9 million to $55.2 million for the nine months ended September 30, 2019, primarily due to impairment on 17 hotels, all but one of which were either sold or subject to definitive sale agreements as of September 30, 2019. See Note 14 - Impairments to our accompanying consolidated financial statements included in this Quarterly Report on Form 10-Q for further details. Our hotels have been and may continue to be subject to impairment charges.

Gain on sales of assets, net, increased $1.1 million for the nine months ended September 30, 2019, primarily driven by the sale of six hotels in the 2019 period.

Interest expense decreased by $5.8 million for the nine months ended September 30, 2019, compared to the prior year period, driven by the elimination of interest expense on the Grace Preferred Equity Interests upon their redemption on February 27, 2019, and lower deferred financing fees amortization as the portion attributable to the Term Loan was fully amortized. The interest expense decrease was partially offset by higher average mortgage debt and higher interest rates. The average interest rate on our mortgage debt was 5.12% for the nine months ended September 30, 2019, compared to 4.80% for the nine months ended September 30, 2018. Average mortgage debt was $1,527.3 million for the nine months ended September 30, 2019, compared to $1,513.0 million for the nine months ended September 30, 2018. The interest expense savings of 10.8 million on the redemption of the Grace Preferred Equity Interests is offset by dividends paid on the Class C Units, the proceeds from which were utilized to redeem the Grace Preferred Equity Interests.

Other income increased by $1.3 million for the nine months ended September 30, 2019, compared to the prior year period, primarily due to the receipt of a forfeited non-refundable deposit on a cancelled asset sale transaction.

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

The following table reconciles our net loss attributable to common stockholders in accordance with GAAP to Hotel EBITDA for the three and nine months ended September 30, 2019, and for the three and nine months ended September 30, 2018:

	For the Three Months Ended September 30, 2019	For the Three Months Ended September 30, 2018	For the Nine Months Ended September 30, 2019	For the Nine Months Ended September 30, 2018
Net loss attributable to common stockholders	$(31,730)	$(16,893)	$(125,113)	$(70,131)
Dividends on Class C Units	12,825	5,405	33,295	15,355
Accretion of Class C Units	1,309	663	3,456	1,890
Net loss before dividends and accretion (in accordance with GAAP)	(17,596)	(10,825)	(88,362)	(52,886)
Less: Net income (loss) attributable to non-controlling interest	102	44	(9)	63
Net loss and comprehensive loss (in accordance with GAAP)	$(17,494)	$(10,781)	$(88,371)	$(52,823)
Depreciation and amortization	26,934	28,446	83,702	83,070
Impairment of goodwill and long-lived assets	11,677	-	55,168	17,255
Interest expense	22,123	27,083	72,648	78,423
Transaction related costs	234	-	780	27
Other income	(983)	(88)	(1,315)	(32)
Gain on sale of assets, net	(1,232)	(46)	(1,272)	(215)
Equity in earnings of unconsolidated entities	(49)	(199)	(276)	(101)
General and administrative	5,105	5,193	15,163	14,874
Income tax benefit	(897)	(112)	(2,041)	(1,022)
Hotel EBITDA	$45,418	$49,496	$134,186	$139,456

Cash Flows

Net cash provided by operating activities was $72.5 million for the nine months ended September 30, 2019. Cash provided by operating activities was positively impacted primarily by increases in accounts payable and accrued expenses, partially offset by decreases in prepaid expenses and other assets.

Net cash used in investing activities was $8.6 million for the nine months ended September 30, 2019, primarily impacted by capital investments in our properties, partially offset by proceeds from the sale of hotels.

Net cash used in financing activities was $20.0 million for the nine months ended September 30, 2019. Cash used in financing activities was primarily impacted by redemptions of Grace Preferred Equity Interests, distributions paid on the Class C Units and deferred financing fees on new indebtedness, partially offset by excess cash proceeds from the refinancing of mortgage debt, reduced by repayment of mortgage debt in connection with hotel sales, and proceeds from Class C Unit sales.

Election as a REIT

We elected to be taxed as a REIT commencing with our taxable year ended December 31, 2014. In order to continue to qualify as a REIT, we must distribute annually to our stockholders 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding net capital gain, and must comply with various other organizational and operational requirements. As of September 30, 2019, we had $195.5 million of net operating loss ("NOL") carry forward that may be used in the future to reduce the amount otherwise required to be distributed by us to meet REIT requirements. These NOLs will not begin to expire for over a decade

As a REIT, we generally will not be subject to U.S. federal income tax on that portion of our taxable income or capital gain which is distributed to our stockholders. Each of our hotels is leased to a taxable REIT subsidiary which is owned by the OP. A taxable REIT subsidiary is subject to federal, state and local income taxes. If we fail to remain qualified as a REIT in any subsequent year after electing REIT status and do not qualify for certain statutory relief provisions, our income for that year will be taxed at regular corporate rates, and we may be precluded from qualifying for treatment as a REIT for the four-year period following our failure to qualify as a REIT. Such an event could materially and adversely affect our net income and cash flow. However, we believe that we will continue to operate so as to remain qualified as a REIT.

Liquidity and Capital Resources

As of September 30, 2019, we had cash and cash equivalents on hand of $87.8 million. Under certain of our debt obligations, we are required to maintain minimum liquidity of $15.0 million to comply with financial covenants, and we expect to satisfy this covenant through liquidity we maintain at individual hotels as well as through other sources.

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

In January 2017, we entered into the SPA with the Brookfield Investor pursuant to which the Brookfield Investor agreed to make capital investments of up to $400 million representing an immediate purchase of $135.0 million in Class C Units in the OP together with a commitment to purchase up to $265.0 million in additional Class C Units in the OP during a period ending in February 2019. As of September 30, 2019, the Brookfield Investor has made $379.7 million of capital investments by purchasing Class C Units in the OP, and the total liquidation preference of the Class C Units (which includes quarterly PIK Distributions that are paid on the outstanding liquidation preference) was $406.6 million. We utilized the proceeds from these sales of Class C Units to repay indebtedness, to fund redemptions of the Grace Preferred Equity Interests in accordance with their terms, to fund brand-mandated PIPs, to fund the acquisition of seven hotels in April 2017 which had been pending at the time our IPO was suspended, and for other general corporate purposes. We fully redeemed the Grace Preferred Equity Interests in February 2019 with the proceeds from the final sale of Class C Units pursuant to the SPA, and the Brookfield Investor no longer has any obligations or rights to purchase additional Class C Units.

We have been undertaking a large-scale PIP program across a significant portion of the hotels in our portfolio. As of September 30, 2019, we have substantially completed work on 95 of the 135 hotels that are part of our PIP program, including 14 hotels with PIP work completed during 2019. Since acquiring our hotels, we have reinvested $351.8 million in our hotels through PIPs and other capital improvements, including approximately $10.7 million invested in hotels we have sold. We spent approximately $44.2 million as part of our PIP program and other capital improvements during the nine months ended September 30, 2019, and expect to spend approximately $9.1 million during the remainder of 2019. We periodically deposit reserves with our mortgage lenders that we utilize to fund a portion of the PIP work and other capital improvements. As of September 30, 2019, we had $23.3 million of PIP and other capital improvements reserves. As of September 30, 2019, we were scheduled to fund an additional $5.7 million in PIP reserves with our mortgage lenders during 2019, and $15.2 million during the period from 2020 through 2022. We expect to substantially complete our PIP program over the next two to three years.

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

As of September 30, 2019, we had principal outstanding of $1.54 billion under our indebtedness most of which was incurred in acquiring the properties we currently own. As of September 30, 2019, our loan-to-value ratio was 62.6%. This leverage percentage is calculated based on total cost of real estate assets before accumulated depreciation and amortization, and the market value of our real estate assets may be materially lower.

We have financed substantially all our hotels with mortgage debt and, in some cases, mezzanine debt. The maturity date and certain other terms of our mortgage and mezzanine debt obligations are summarized at Note 5 of the consolidated financial statements included in this Form 10-Q. We intend to manage the maturity of our debt obligations by extending or refinancing the related debt at or prior to maturity. Depending upon market conditions, we may seek to generate additional liquidity from financing and refinancing of hotels in our portfolio, and this liquidity, to the extent available, may be utilized for various corporate purposes such as to repay other indebtedness, fund the PIP program or, subject to the Brookfield Approval Rights, for new hotel acquisitions. On May 1, 2019, we refinanced $961.1 million in principal amount of the then outstanding mortgage and mezzanine indebtedness encumbering 89 of our hotel properties with new mortgage and mezzanine indebtedness of $1,040 million secured by a total of 92 hotel properties (the “92-Pack Loans”).  At closing, we used the additional net proceeds from the 92-Pack Loans after accrued interest and closing costs as follows: (i) $25.0 million was used to repay a portion of the principal amount then outstanding under one of our other mortgage loans then encumbering 28 of our other hotel properties (the “Term Loan”); and (ii) $10.0 million was deposited into a reserve with the lenders under the 92-Pack Loans that we can utilize to fund expenditures for work required to be performed under PIPs required by franchisors of the hotel properties encumbering the 92-Pack Loans. The 92-Pack Loans generated approximately $25.0 million of additional working capital for us. As of September 30, 2019,  the number of hotels collateralizing the 92-Pack Loans and the Term Loan had been reduced to 89 hotels and 25 hotels, respectively, due to the six hotel sales completed during the three months end September 30, 2019, and additional hotels have been and will continue to be released from these loans as we continue to execute on our asset sale program.

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

During the three months ended September 30, 2019, we sold six hotels with an aggregate sales price of $37.3 million. These sales generated net proceeds to us of approximately $6.4 million, after prepayment of approximately $31.0 million of related mortgage debt obligations and closing costs. We have not yet determined what our use of the excess proceeds will be.

As of September 30, 2019, we had entered into definitive agreements to sell 16 of the 39 hotels that we have commenced marketing for sale that have not yet been sold. We have closed or expect to close these sales during the fourth quarter of 2019 and the first quarter of 2020. The aggregate sales price of these hotels is $116.0 million. These sales are expected to generate net proceeds to us of approximately $38.4 million, after prepayment of approximately $77.6 million of related mortgage debt obligations and estimated closing costs. We have not yet determined what our use of the anticipated excess proceeds will be. The sales that have not yet been completed are subject to customary closing conditions, and there can be no assurance they will be completed on their current terms, or at all.

See Note 15 – Subsequent Events to our accompanying consolidated financial statements included in this Quarterly Report on Form 10-Q for discussion about 11 of the 16 hotels that were sold between October 1, 2019 and November 7, 2019.

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

For the three months ended September 30, 2019 and September 30, 2018, we paid cash distributions of $7.7 million and $3.2 million and PIK Distributions of 347,822.16 and 146,594.53 Class C Units, respectively, to the Brookfield Investor, as the sole holder of the Class C Units.  For the nine months ended September 30, 2019 and September 30, 2018, we paid cash distributions of $20.0 million and $9.2 million and PIK Distributions of 902,948.37 and 416,402.87 Class C Units, respectively, to the Brookfield Investor, as the sole holder of the Class C Units.

Contractual Obligations

We have the following contractual obligations as of September 30, 2019:

Debt Obligations:

The following is a summary of principal and interest due under our mortgage debt obligations as of September 30, 2019 (in thousands):

	Total	2019	2020-2022	2023	Thereafter
Principal payments due on mortgage notes payable	$1,538,435	$—	$242,500	$272,816	$1,023,119
Interest payments due on mortgage notes payable	329,403	19,308	205,859	57,044	47,192
Total	$1,867,838	$19,308	$448,359	$329,860	$1,070,311

Mortgage notes payable due dates assume exercise of all borrower extension options. Estimated interest payments on our variable rate debt are based on interest rates as of September 30, 2019.

Class C Unit Obligations:

The following table reflects the cash distributions obligations on the Class C Units over the next five years and thereafter as of September 30, 2019 (in thousands):

	Total	2019	2020-2022	2023	Thereafter
Distributions on Class C Units	$81,817	$7,794	$74,023	$—	$—

Beginning in March 2022, we may also be required to fund redemptions of the Class C Units at the option of the holder. The above calculation of cash distributions assumes the Class C Units are redeemed in full on March 31, 2022.

Lease Obligations:

The following table reflects the minimum base rental cash payments under leases of our hotel properties and our corporate space lease over the next five years and thereafter as of September 30, 2019 (in thousands):

	Total	2019	2020-2022	2023	Thereafter
Lease payments due	$94,486	$1,315	$16,592	$5,560	$71,019

Property Improvement Plan Reserve Deposits:

The following table reflects estimated PIP reserve deposits that are required under our mortgage debt obligations over the next five years as of September 30, 2019 (in thousands):

	Total	2019	2020-2022	2023	Thereafter
PIPs reserve deposits due	$20,895	$5,658	$15,237	$—	$—

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

As of September 30, 2019, we had not fixed the interest rate for $1.3 billion of our secured variable-rate debt. As a result, we are subject to the potential impact of rising interest rates, which could negatively impact our profitability and cash flows. In order to mitigate our exposures to changes in interest rates, we have entered into interest rate cap agreements with respect to all $1.3 billion of our variable-rate debt. The estimated impact on our annual results of operations, of an increase or decrease of 100 basis points in interest rates, would be to increase or decrease annual interest expense by approximately $13.1 million. The estimated impact assumes no changes in our capital structure. As the information presented above includes only those exposures that exist as of September 30, 2019, it does not consider those exposures or positions that could arise after that date. The information represented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.

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

No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

In the ordinary course of business, we may become subject to litigation, claims and regulatory matters. There are no material legal or regulatory proceedings pending or known to be contemplated against us at the date of this filing, other than as set forth below.

A special litigation committee (the “SLC”) of our board of directors (the “Board”) has been empowered to investigate claims asserted in shareholder demand letters sent to the Board by counsel for two of our stockholders, Tom Milliken and Stuart Wollman, as well as the allegations contained in a complaint filed by Mr. Milliken on behalf of us and against us, as well as the Former Advisor and various affiliates of the Former Advisor, including our former property managers (together, the “Former Advisor Defendants”), and certain of our current and former directors and officers (the “Director and Officer Defendants”). The complaint was filed in the United States District Court for the Southern District of New York on February 26, 2018 and amended on May 25, 2018 (the “Federal Court Action”). In May 2018, the Company filed a motion to stay the complaint pending the outcome of the investigation, and, in August 2018, the District Court granted the Company’s motion. The amended complaint alleges, among other things, that the Former Advisor and the Director and Officer Defendants breached their fiduciary duties to us by putting their own interests above our interests, which breach was aided and abetted by certain of the Former Advisor Defendants. The amended complaint also asserts a claim for corporate waste against the Former Advisor and Director and Officer Defendants, which was aided and abetted by certain of the Former Advisor Defendants, breach of contract against the Director and Officer Defendants, and unjust enrichment against certain of the Director and Officer Defendants and Former Advisor Defendants.

The SLC, which is represented by independent counsel, has substantially completed its investigation of the claims contained in the demand letters and the Federal Court Action (collectively “the Claims”). On October 11, 2019, the SLC submitted to the District Court its report with respect to its investigation (the “Report”).

The SLC also has been empowered to determine whether it is in our best interest for the Claims against the defendants in the Federal Court Action to proceed.  The Report includes the SLC’s previously disclosed determination that some but not all of the Claims should proceed. The Report also indicates that, as previously disclosed, the SLC has reached an agreement in principle with our current Chief Executive Officer, Jonathan P. Mehlman, to resolve the Claims against Mr. Mehlman with prejudice whereby he will pay back to us a portion of certain fees and stock he received. This agreement is subject to signing a definitive settlement agreement and receiving court approval. In the Report, the SLC concluded that: (1) the claims against our Independent Directors and our former Chief Financial Officer should be dismissed with prejudice, and it is not, therefore, in our best interest for any Claims to proceed against the following defendants: current or former directors Stanley Perla, Abby Wenzel and Robert Burns, and our former Chief Financial Officer, Edward Hoganson; and (2) it is in our best interest for certain Claims to proceed against the remaining defendants.

Settlement discussions have taken place which led to a mediation that occurred on September 11, 2019.  None of the parties reached a settlement at that mediation.  Settlement discussions have continued to take place since that time. The parties expect a second mediation session to occur on Friday, November 8, 2019.

The Federal Court Action is currently stayed pending a November 15, 2019 status conference with the District Court. At the status conference, we anticipate that the parties will discuss, and the District Court will set, a schedule for future proceedings.

The Claims do not seek recovery of losses from or damages against us, but instead allege that we have sustained damages as a result of actions by the defendants, and therefore no accrual of any potential liability was necessary as of September 30, 2019, other than for incurred out-of-pocket legal fees and expenses.

Item 1A. Risk Factors.

There have been no material changes to the risk factors disclosed in our 2018 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On July 1, 2019, 10,858 restricted shares of common stock were awarded under our amended and restated employee and director incentive restricted share plan to a wholly owned subsidiary of the Brookfield Investor in respect of the service on our board of directors by the two directors elected to our board of directors by the Brookfield Investor pursuant to its rights as the holder of the Redeemable Preferred Share. This transaction was exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.

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

Prior to such suspension, we repurchased shares of our common stock pursuant to the SRP during the quarter ended December 31, 2018 and the nine months ended September 30, 2019. The following table summarizes the repurchases of shares under the SRP cumulatively through September 30, 2019.

	Number of Shares Repurchased	Cost of Shares Repurchased	Weighted-Average Price per Share
(In thousands)
Year ended December 31, 2018	208,977	$1,881	$9.00
January 2019	2,177	20	9.00
February 2019	—	—	—
March 2019	—	—	—
April 2019	—	—	—
May 2019	—	—	—
June 2019	—	—	—
July 2019	—	—	—
August 2019	—	—	—
September 2019	—	—	—
Cumulative repurchases as of September 30, 2019	211,154	$1,901	$9.00

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

EXHIBIT INDEX

The following exhibits are included in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
10.1(1)	Eleventh Amendment to Amended and Restated Agreement of Limited Partnership of Hospitality Investors Trust Operating Partnership, L.P. dated as of July 1, 2019, by Hospitality Investors Trust, Inc., as general partner
10.2*	Twelfth Amendment to Amended and Restated Agreement of Limited Partnership of Hospitality Investors Trust Operating Partnership, L.P. dated as of September 30, 2019, by Hospitality Investors Trust, Inc., as general partner
10.3(1)	Second Amendment to Employment Agreement, dated as of August 7, 2019, by and between Jonathan P. Mehlman and Hospitality Investors Trust, Inc.
10.4(1)	Second Amendment to Employment Agreement, dated as of August 7, 2019, by and between Paul C. Hughes and Hospitality Investors Trust, Inc.
10.5(1)	Amendment to Employment Agreement, dated as of August 7, 2019, by and between Bruce A. Riggins and Hospitality Investors Trust, Inc.
31.1*	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*

Written statements of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*

XBRL (eXtensible Business Reporting Language). The following materials from Hospitality Investors Trust, Inc. Quarterly Report on Form 10-Q for the nine months ended September 30, 2019, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statements of Changes in Stockholders' Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

* Filed herewith

1. Filed as an exhibit to the Company’s Current Report on Form 10-Q filed with the SEC on August 8, 2019.

HOSPITALITY INVESTORS TRUST, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOSPITALITY INVESTORS TRUST, INC.

Dated: November 7, 2019	By: /s/ Jonathan P. Mehlman Name: Jonathan P. Mehlman Title: Chief Executive Officer and President (Principal Executive Officer)
Dated: November 7, 2019	By: /s/ Bruce A. Riggins Name: Bruce A. Riggins Title: Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)