Form 10-K
period 2019-12-31
Hospitality Investors Trust, Inc.
filed 2020-03-30
CIK 1583077

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended December 31, 2019

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐No  ☒

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐ Yes ☐ No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒No

There is no established public market for the registrant's shares of common stock.

The number of outstanding shares of the registrant's common stock on March 15, 2020 was 39,151,201 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be delivered to stockholders in connection with the registrant’s 2020 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K. The registrant intends to file its proxy statement within 120 days after its fiscal year end.

HOSPITALITY INVESTORS TRUST, INC.

FORM 10-K

Year Ended December 31, 2019

This Annual Report on Form 10-K may contain registered trademarks, including Hampton Inn®, Hampton Inn and Suites®, Homewood Suites®, Embassy Suites®, DoubleTree® and Hilton Garden Inn®, which are the exclusive property of Hilton Worldwide, Inc.® and its subsidiaries and affiliates, Courtyard® by Marriott, Fairfield Inn and Suites®, TownePlace Suites®, SpringHill Suites®, Residence Inn® and Westin® which are the exclusive property of Marriott International, Inc.® or one of its affiliates, Hyatt House® and Hyatt Place®, which are the exclusive property of Hyatt Hotels Corporation® or one of its affiliates, and Staybridge Suites®, which is the exclusive property of Intercontinental Hotels Group® or one of its affiliates. For convenience, the applicable trademark or service mark symbol has been omitted but will be deemed to be included wherever the above referenced terms are used.

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

The following are some of the risks and uncertainties, although not all risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•	The recent novel coronavirus pandemic has caused a significant decline in business and leisure travel which is adversely impacting our business and we anticipate these conditions will continue and likely worsen, and has also begun to impact credit and capital market conditions, such that we may be unable to access these markets until conditions normalize.
•	We may require funds, which may not be available on favorable terms or at all, in addition to our operating cash flow and cash on hand to meet our capital requirements.
•

The interests of the Brookfield Investor may conflict with our interests and the interests of our stockholders, and the Brookfield Investor owns all $411.8 million in liquidation preference units of limited partner interests in our operating partnership entitled “Class C Units” (the “Class C Units”) issued and outstanding as of December 31, 2019 and has significant governance and other rights that could be used to control or influence our decisions or actions.

•

The prior approval rights of the Brookfield Investor will restrict our operational and financial flexibility and could prevent us from taking actions that we believe would be in the best interest of our business.

•	We no longer pay distributions and there can be no assurance we will resume paying distributions in the future.
•

Our hotel sale program is subject to market conditions and there can be no assurance we will be successful in selling hotels at our target prices or at all. Additionally, the proceeds from some of the hotels we have sold during 2019 and 2020 as part of our hotel sale program were below, and we expect that the proceeds from certain of the additional hotels for which we have entered into definitive sale agreements will be below, the corresponding estimated value of such hotel included in our most recent estimated net asset value per share of common stock ("Estimated Per-Share NAV"),  which could negatively impact Estimated Per-Share NAV as of December 31, 2019.

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

ii

PART I

Item 1. Business.

Hospitality Investors Trust, Inc. is a self-managed real estate investment trust (“REIT”) that invests primarily in premium-branded select-service lodging properties in the United States. We were incorporated on July 25, 2013 as a Maryland corporation and elected to be taxed as a REIT beginning with the taxable year ended December 31, 2014. As of December 31, 2019, we own or have an ownership interest in a total of 124 hotels, with a total of 15,324 guestrooms in 33 states.

We believe in affiliating our hotels with premium brands owned by leading international franchisors such as Hilton Worldwide Holdings, Inc. ("Hilton"), Marriott International, Inc. ("Marriott") and Hyatt Hotels Corporation ("Hyatt"). These brands represent the delivery of consistently high-quality hotel accommodations with value-oriented pricing that we believe appeals to a wide range of customers, including both business and leisure travelers. As of December 31, 2019, all but one of our hotels operated under a franchise or license agreement with a national brand owned by one of Hilton, Marriott, Hyatt and Intercontinental Hotels Group ("IHG") or one of their respective subsidiaries or affiliates. Our one unbranded hotel has a direct affiliation with a leading university in Atlanta.

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

During 2019, as part of our investment strategy to continue to pursue the sale of non-core hotels and reallocate capital into other corporate purposes, including debt reduction, we commenced marketing for sale a total of 45 hotels. As of December 31, 2019, 20 of these hotels have been sold and 21 were subject to definitive sale agreements where the buyer has made a non-refundable deposit.

The tables below include the following details for our hotel portfolio as of December 31, 2019, measured by number of rooms:

•	our top 20 markets as designated by STR, Inc. (“STR”);
•	chain scale mix(1), as designated by STR, and hotel brand; and
•	hotel location type, as designated by STR.

(1) STR generally classifies hotel brands into one of the following six chain scale segments, ranked from highest average daily rate to lowest: luxury, upper upscale, upscale, upper midscale, midscale and economy.

	# of	%
	Hotels	by Rooms
Top 20 Markets
Orlando, FL	4	5.1%
Atlanta, GA	3	3.5%
Chicago, IL	3	3.2%
West Palm Beach/Boca Raton, FL	4	3.2%
Dallas, TX	3	3.0%
Baltimore, MD	3	2.9%
Memphis, TN-AR-MS	4	2.7%
Jackson, MS	4	2.6%
San Diego, CA	3	2.5%
Kansas City, MO-KS	3	2.5%
Norfolk/Virginia Beach, VA	2	2.3%
Austin, TX	3	2.3%
Seattle, WA	2	2.0%
Tampa/St Petersburg, FL	3	2.0%
Denver, CO	2	1.9%
Connecticut Area	2	1.8%
Arizona Area	2	1.8%
Columbus, OH	2	1.8%
Knoxville, TN	3	1.8%
Albuquerque, NM/Birmingham, AL(1)	2	1.6%
Top 20 Markets	57	50.5%

All Other Markets	67	49.5%

Total Portfolio	124	100.0%

(1) Albuquerque, NM and Birmingham, AL are two different markets and each includes two of our hotels and 1.6% of our total portfolio rooms.

	# of	%
	Hotels	by Rooms
Chain Scale/Brand
Upscale
Courtyard	19	15.6%
Hyatt Place	15	12.7%
Residence Inn	19	11.4%
Homewood Suites	10	9.1%
Springhill Suites	8	5.6%
Hilton Garden Inn	6	5.4%
Hyatt House	1	1.0%
Doubletree	1	1.0%
Staybridge Suites	1	0.6%
Upscale Total	80	62.4%

Upper Midscale
Hampton Inn/Hampton Inn & Suites	36	28.5%
Fairfield Inn	4	3.7%
TownePlace Suites	1	0.6%
Upper Midscale Total	41	32.8%

Upper Upscale
Independent	1	1.7%
Embassy Suites	1	1.6%
Westin	1	1.5%
Upper Upscale Total	3	4.8%

Total Portfolio	124	100.0%

	# of	%
	Hotels	by Rooms
STR Location
Suburban	74	55.8%
Urban	19	18.6%
Airport	14	10.7%
Small Metro/Town	10	7.6%
Resort	5	6.0%
Interstate	2	1.3%

Total Portfolio	124	100.0%

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

We are required to annually publish a per share estimated value of our common stock (“Estimated Per-Share NAV”) pursuant to the rules and regulations of the Financial Industry Regulatory Authority ("FINRA"). On May 9, 2019, our board of directors unanimously approved an updated Estimated Per-Share NAV equal to $9.21 based on an estimated fair value of our assets less the estimated fair value of our liabilities, divided by 39,134,628 shares of our common stock outstanding on a fully diluted basis as of December 31, 2018 (the “2019 NAV”), and we published our 2019 NAV on May 13, 2019. We expect to publish our next annual Estimated Per-Share NAV update during the second quarter of 2020.

In September 2018, our board of directors adopted a Share Repurchase Program (“SRP”) pursuant to which we were offering, subject to certain terms and conditions, liquidity to stockholders by offering to make quarterly repurchases of common stock at a price to be established by the board of directors. In February 2019, our board of directors suspended the SRP. The suspension will remain in effect unless and until our board takes further action to reactivate the SRP. There can be no assurance the SRP will be reactivated on its current terms, different terms, or at all.

Brookfield Investment

On January 12, 2017, we, along with our operating partnership, Hospitality Investors Trust Operating Partnership, L.P. (the “OP”), entered into a Securities Purchase, Voting and Standstill Agreement (the “SPA”) with the Brookfield Investor, pursuant to which the Brookfield Investor agreed to make capital investments in our company of up to $400 million by purchasing units of limited partner interest in the OP entitled “Class C Units” (“Class C Units”) through February 2019. Pursuant to the SPA, the Brookfield Investor made $379.7 million of capital investments in us by purchasing Class C Units, but the Brookfield Investor no longer has any obligations or rights to purchase additional Class C Units pursuant to the SPA or otherwise. As of December 31, 2019, the total liquidation preference of the Class C Units (which includes quarterly PIK Distributions (as defined below) that are paid on the outstanding liquidation preference) was $411.8 million.

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

Substantially all of our business is conducted through the OP. We are a general partner and hold all of the units of limited partner interest in the OP entitled “OP Units” ("OP Units"). The Brookfield Investor holds all the issued and outstanding Class C Units, which rank senior in payment of distributions and in the distribution of assets to the OP Units held by us. BSREP II Hospitality II Special GP, OP LLC (the “Special General Partner”), an affiliate of the Brookfield Investor, is the special general partner of the OP, with certain non-economic rights that apply if we fail to redeem the Class C Units when required to do so, including the ability to commence selling the OP’s assets until the Class C Units have been fully redeemed. Holders of Class C Units are entitled to receive, with respect to each Class C Unit, fixed, quarterly cumulative cash distributions at a rate of 7.50% per annum and are also entitled to receive, with respect to each Class C Unit, a fixed, quarterly, cumulative distribution payable in Class C Units at a rate of 5% per annum ("PIK Distributions"). As of December 31, 2019, the total liquidation preference of the Class C Units was $411.8 million. The Class C Units are convertible into OP Units, which may be redeemed for shares of our common stock or, at our option, the cash equivalent. As of the date of this Annual Report on Form 10-K, the Brookfield Investor owns or controls 41.7% of the voting power of our common stock on an as-converted basis. The SPA also contains certain standstill and voting restrictions applicable to the Brookfield Investor and certain of its affiliates.

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

Transition to Self-Management

Prior to the Initial Closing, we had no employees, and we depended on our former external advisor, American Realty Capital Hospitality Advisors, LLC (the “Former Advisor”), to manage certain aspects of our affairs on a day-to-day basis pursuant to our advisory agreement with the Former Advisor. In connection with, and as a condition to, the Brookfield Investor's investment in us at the Initial Closing, the advisory agreement was terminated and certain employees of the Former Advisor or its affiliates (including, at that time, Crestline Hotels & Resorts, LLC (“Crestline”)) who had been involved in the management of our day-to-day operations, including all of our executive officers, became our employees. As of December 31, 2019, we had 29 full-time employees.

Investment Objective and Strategies

Our primary business objective is to maximize stockholder value and position ourselves for a liquidity event, such as a listing on a national securities exchange, a merger or a sale, within two to four years, depending on capital markets and macroeconomic conditions. Subject to the Brookfield Approval Rights, including the requirement that at least one Redeemable Preferred Director approve our Annual Business Plan, we have pursued and will continue to pursue this objective through the following investment strategies:

•	Disciplined Capital Reallocation. We intend to continue to pursue the sale of hotels we determine are non-core to our portfolio and reallocate that capital into other corporate purposes, including debt reduction, that we believe will produce more attractive stockholder returns. Non-core hotels can include those where the projected return on PIP work does not meet our thresholds, or those with low revenue per available room ("RevPAR"), below-average market quality or near-term franchise expirations. During 2019, we sold 20 hotels and as of December 31, 2019, another 21 hotels were subject to definitive sale agreements where the buyer has made a non-refundable deposit. Between January 1, 2020 and March 15, 2020, we sold another 17 hotels. The sales completed during 2019 and through March 15, 2020 generated net proceeds of $56.3 million after prepayment of approximately $212.2 million of related mortgage debt obligations and closing costs. We have not yet determined what the use of the excess proceeds will be, although we anticipate that a portion of these proceeds will be utilized for working capital and liquidity purposes in light of the downturn in financial performance we are experiencing due to the coronavirus pandemic.
•

Continued Investment in our Hotels. We engage in a continued process of renovating and improving our hotels. Since acquisition we have reinvested more than $358.1 million in our hotels through PIPs and other capital improvements, including approximately $24.4 million invested in hotels we have sold. This includes amounts spent as part of the PIP program we are currently undertaking across a significant portion of our portfolio. We expect to substantially complete our PIP program over the next two to three years. As of December 31, 2019, we have substantially completed work on 92 of the 121 hotels that are part of our PIP program, including 13 hotels with PIP work completed during 2019. We expect the investments we have made, and continue to make, in PIPs and other capital improvements will enhance the performance of our hotel portfolio in future years and thereby, we believe, increase our cash flow and the value of our portfolio.

•

Upgrade Hotel Portfolio. We intend to enhance the quality of our hotel portfolio, primarily by selling non-core hotels. Through this strategy, we plan to achieve improved overall portfolio metrics such as:

•	portfolio RevPAR of at least $100.00;
•

increasing the percentage of our portfolio located in top-50 markets as designated by STR (approximately 58% as of December 31, 2019, measured by number of rooms), while still targeting markets with lower volatility;

•	improve chain scale mix by increasing the percentage of hotels in our portfolio in the upscale select-service segment of the lodging industry;
•	further diversifying and expanding our existing hotel portfolio outside of the Southeast and Mid-Atlantic United States; and
•	lower effective age of our hotels (measured from completion of most recent PIP renovation) and longer franchise agreements.

Property Management Agreements

We contract directly or indirectly, through our taxable REIT subsidiaries, with third-party property management companies to manage our hotel properties.

As of December 31, 2019, 73 of our hotels were managed by Crestline and 51 of our hotels were managed by the following other property managers: Hampton Inns Management LLC and Homewood Suites Management LLC, affiliates of Hilton (27 hotels), InnVentures IVI, LP (2 hotels), McKibbon Hotel Management, Inc. (18 hotels) and LBA Hospitality (4 hotels).

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

During 2019, we transitioned management of a total of four hotels to Crestline from our other property managers to replace Crestline-managed hotels that we sold during 2019 pursuant to the replacement right described above, and we transitioned an additional ten hotels to Crestline from our other property managers to replace Crestline-managed hotels that we have sold or expect to sell during 2020. We expect to similarly transition management of additional hotels to Crestline to the extent we continue to sell Crestline-managed hotels under our hotel sale program.

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

Our typical franchise agreement provides for an initial term of 15 to 20 years, although some have shorter terms. As of December 31, 2019, the weighted average remaining term of our franchise agreements was approximately 10.7 years. The agreements typically provide no renewal or extension rights and are not assignable. If we breach one of these agreements, in addition to losing the right to use the brand name for the applicable hotel, we may be liable, under certain circumstances, for liquidated damages.

Financing Strategies and Policies

As of December 31, 2019, we had $1.5 billion in outstanding indebtedness. All of our properties serve as collateral under our indebtedness. See “Item 2. Properties - Debt.”

As of December 31, 2019, $411.8 million liquidation preference of Class C Units were issued and outstanding and owned by the Brookfield Investor. The Brookfield Investor may redeem such Class C Units at any time on or after March 31, 2022 for a redemption price equal to the liquidation preference and also has certain other redemption rights if we fail to maintain REIT status or if we materially breach the terms of the Class C Units. The Class C Units are classified as temporary equity for financial accounting purposes due to these contingent redemption features.

As of December 31, 2019, our loan-to-value ratio was 64.9%. This leverage percentage does not include the Class C Units as indebtedness and is calculated based on total cost of real estate assets before accumulated depreciation and amortization.  The market value of our real estate assets may be materially lower.

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

Tax Status

We elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"), commencing with our taxable year ended December 31, 2014. We intend to operate in such a manner as to continue to qualify for taxation as a REIT under the Code. However, no assurance can be given that we will operate in a manner so as to continue to qualify as a REIT. We generally, with the exception of our taxable REIT subsidiaries, will not be subject to federal corporate income tax to the extent that we distribute annually all of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP) determined without regards to the deduction for dividends paid and excluding net capital gain, to our stockholders and comply with various other requirements applicable to REITs. Even if we qualify as a REIT, we may be subject to certain state and local taxes on our income and property, and federal income and excise taxes on our undistributed income, and our taxable REIT subsidiaries will be subject to tax.

Competition

The hotel industry is highly competitive. This competition could reduce occupancy levels and operating income at our properties, which would adversely affect our operations. We face competition from many sources. We face competition from other hotels both in the immediate vicinity and the geographic market where our hotels are located. New construction of hotels in the markets in which we operate may increase the number of rooms available and may decrease occupancy and room rates. In addition, increases in labor and other operating costs due to inflation and other factors may not be offset by increased room rates. We also face competition from nationally recognized hotel brands with which we are not associated, as well as from other hotels associated with nationally recognized hotel brands with which we are associated. In addition to competing with traditional hotels and lodging facilities, we compete with alternative lodging companies, including third-party providers of short-term rental properties and serviced apartments, such as Airbnb. We compete based on a number of factors, including room rates, quality of accommodations, service levels, convenience of location, reputation, reservation systems, brand recognition, loyalty programs and supply and availability of alternative lodging.

We compete with many other entities engaged in real estate investment activities, including individuals, corporations, bank and insurance company investment accounts, private investment funds, other REITs, real estate limited partnerships, and other entities engaged in real estate investment activities, many of which have greater resources than we do. In addition, affiliates of the Brookfield Investor are or may be in the business of making investments in, and have or may have investments in, other businesses similar to, and that may compete with, our business.

Regulations

Our investments are subject to various federal, state and local laws, ordinances and regulations, including, among other things, accessibility, zoning regulations, land use controls, environmental controls relating to air and water quality and noise pollution. We obtain all permits and approvals that we believe are necessary under current law to operate our investments.

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

We did not make any material capital expenditures in connection with environmental, health, and safety laws, ordinances and regulations in 2019, and we do not expect that we will be required to make any such material capital expenditures during 2020.

Employees

As of December 31, 2019, we had 29 full-time employees. The staff at our hotels are employed by our third-party hotel managers or professional hotel staffing companies engaged by such managers. We now conduct our operations independently of the Former Advisor and its affiliates, with which we have no ongoing affiliation. We have entered into an annually renewable shared services agreement with Crestline pursuant to which Crestline provides us with certain accounting, tax related, treasury, information technology and other administrative services.

Available Information

We electronically file Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and all amendments to those filings with the SEC. The SEC maintains a website at http://www.sec.gov that contains reports, proxy statements and information statements, and other information, which you may obtain free of charge. In addition, copies of our filings with the SEC may be obtained from our website at www.HITREIT.com. Access to these filings is free of charge. We are not incorporating our website or any information from the website into this Form 10-K.

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

Since inception in July 2013 through December 31, 2019, we have incurred net losses (calculated in accordance with GAAP) equal to $502.1 million. The extent of our future operating losses and the timing of our achieving profitability are highly uncertain, and we may never achieve or sustain profitability.

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

Any pandemic or outbreak of a highly infectious or contagious disease could reduce travel and adversely affect hotel demand, and the recent novel coronavirus pandemic has already had these effects and has begun to adversely impact our business, a trend we anticipate will continue and likely worsen.

Our business is sensitive to the willingness and ability of our customers to travel. Any pandemic or outbreak of a highly infectious or contagious diseases may result in decreases in travel and economic activity, including due to severe disruptions in flights, trains and other modes of transport and cancellations or avoidance of travel-related activities. Decreases in travel and economic activity, particularly in the areas in which we operate, could lead to a decline in hotel demand and the number of guests visiting our hotels, which could adversely affect our business and financial results.

The recent novel coronavirus pandemic has already had these effects and has begun to adversely impact our business.  In early March 2020, we started to see softening of demand and revenue weakness across our portfolio triggered by direct guest cancellations at our hotels as well as cancellations of business and industry conventions and meetings in certain of our markets. These conditions have worsened over the course of the month as the level of overall business and leisure travel has declined significantly due to concerns about the coronavirus pandemic, and we anticipate they will continue and likely worsen further as governments and businesses take additional actions to respond to the risks of the coronavirus pandemic. We are working closely with our third party property managers to respond to these developments and to implement various cost reduction and other liquidity preservation measures which have included temporary hotel staff reductions and temporarily closing certain hotels. We have also begun to reach out to various contract counterparties, such as lenders and ground lessors, about payment waivers and deferrals, as well as other liquidity preservation measures. These efforts are expected to continue, although there can be no assurance all or any of them will be successful. The extent to which the coronavirus outbreaks will impact our financial results will depend on future developments, which are unknown and cannot be predicted, including the duration and ultimate scope of the pandemic, new information which may emerge concerning the severity of the coronavirus and actions taken to contain the coronavirus pandemic or its impact, among others. We cannot predict how the coronavirus pandemic may impact the prospects for the Company and our business generally when conditions normalize. For example, some of the current reduction in travel and consequently guest demand at our hotels may persist due to potentially permanent changes in the hotel use patterns and willingness to travel of our guests.  We may also experience higher cost structures due to factors such as new brand standards and increasing guest and staff concerns about cleanliness.

We are subject to periodic debt yield and debt service coverage tests under our indebtedness.  Failure to satisfy these tests, although not an event of default under the indebtedness, could cause cash flows from the properties financed after debt service, certain property operating expenses and loan reserves to be diverted to the lender, as additional loan collateral until the tests have been satisfied or we prepay sufficient principal to satisfy the applicable test.  The decline in our financial results caused by the recent coronavirus pandemic could result in our failure to satisfy the coverage tests under our indebtedness, which could have a material adverse effect on our liquidity.

The recent coronavirus pandemic has also begun to adversely impact credit and capital market conditions and as a result of these developments we may be unable to access these markets until conditions normalize.  During 2020, we have two debt obligations scheduled to mature: $10.5 million principal amount of mortgage debt secured by the Hilton Garden Inn Blacksburg, VA hotel (a joint venture in which we own a 56.5% interest) which is scheduled to mature in June and $232.0 million principal amount of mortgage debt secured by 21 properties which is scheduled to mature in October 2020.  The debt obligations scheduled to mature in 2020, like all of our other debt obligations, are non-recourse, subject to customary non-recourse exceptions.  At this time due to the uncertainties with regard to the coronavirus pandemic, including as to its duration and severity, we cannot predict whether we will be able to access the credit markets and refinance these debt obligations in a timely manner, and, accordingly we have requested extensions of these debt obligations. There can be no assurance we will be able to obtain these extensions on favorable terms, or at all. If credit market conditions improve, we may instead seek to refinance these debt obligations.  We cannot provide any assurances our efforts to extend or refinance these debt obligations in a timely manner or on favorable terms will be successful.

Any of these events could have a material adverse effect on us and the value of your investment in us.

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

We intend to either extend or refinance our indebtedness at maturity, when the principal payments are due, and we believe our cash on hand and sources of additional liquidity, which are primarily comprised of operating cash flow and proceeds from refinancings and asset sales and could also include proceeds from borrowings or equity issuances, will allow us to meet our ongoing existing capital requirements. However, there can be no assurance the amounts on hand and actually generated will be sufficient for these purposes. Accordingly, we may require additional liquidity to meet our capital requirements. Any additional borrowings or equity issuances may not be available on favorable terms or at all. Borrowings (as well as certain refinancing transactions) and equity issuances are also subject to the Brookfield Approval Rights, and there can be no assurance this prior approval will be provided when requested, or at all. If obtained, any additional or alternative debt or equity capital could be on terms that would not be favorable to us or our stockholders, including high interest rates, in the case of debt, and substantial dilution, in the case of issuing equity or convertible debt securities.

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

As of the date of this Annual Report on Form 10-K, an affiliate of the Brookfield Investor owns 25,644 restricted shares of our common stock ("restricted shares"). Except for such restricted shares and except to the extent of the one vote the holder of the Redeemable Preferred Share has as part of a single class with the holders of our common stock at any annual or special meeting of stockholders and the separate class vote of the Redeemable Preferred Share required for any action, including any amendment to our charter, that would alter the terms of the Redeemable Preferred Share or the rights of its holder, the Brookfield Investor does not own or control any shares of our common stock, and, as such, cannot directly participate in the outcome of matters requiring approval of our stockholders. However, including the restricted shares and giving effect to the immediate conversion of all 27,920,953.48 Class C Units held by the Brookfield Investor as of the date of this Annual Report on Form 10-K into OP Units which are subsequently redeemed for shares of our common stock in accordance with the terms of the limited partnership agreement of the OP entered into at the Initial Closing (the "A&R LPA"), the Brookfield Investor, on an as-converted basis, would own or control approximately 41.7% of the voting power of our common stock. Any such redemption may also be made in cash instead of shares of our common stock, at our option. We have granted the Brookfield Investor and its affiliates an exemption from the prohibition in our charter on the ownership of more than 4.9% in value of the aggregate of outstanding shares of capital stock or more than 4.9% in value or number of shares, whichever is more restrictive, of any class or series of our stock and a waiver permitting the Brookfield Investor and its affiliates to own up to 49.9% in value of the aggregate of the outstanding shares of our stock or up to 49.9% (in value or in number of shares, whichever is more restrictive) of any class or series of shares of our stock.

Pursuant to the SPA, the Brookfield Investor, together with certain of its affiliates, is currently subject to certain restrictions that limit its ability to use any ownership of shares of our common stock to control or influence our management or policies. These restrictions include customary standstill restrictions related to, among other things, acquisition proposals, proxy solicitations and attempts to elect or remove members of our board of directors, as well as a requirement to vote any shares of our common stock in excess of 35% of the total number of shares of our common stock in accordance with the recommendations of our board of directors. In addition, at the Initial Closing, as contemplated by and pursuant to the SPA, we granted the Brookfield Investor and its affiliates a waiver of the aggregate share ownership limits, and permitted the Brookfield Investor and its affiliates to own up to 49.9% in the aggregate of the outstanding shares of our common stock. However, these restrictions are generally of limited duration and remain subject to other conditions and exceptions, and there can be no assurance that the Brookfield Investor will not otherwise be able to use its ownership of our common stock, in isolation or in combination with the Brookfield Approval Rights or its other rights as the sole holder of the Redeemable Preferred Share and Class C Units, to control or influence our management or policies, as well as matters required to be submitted to our stockholders for approval.

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

Moreover, the Brookfield Investor and its affiliates engage in a broad spectrum of business and investment activities, which may include activities where their interests conflict with ours or those of our stockholders, including activities related to additional investments they may make in companies in the hospitality and related industries. In addition, Bruce G. Wiles, our chairman and a Redeemable Preferred Director, serves as a senior advisor for Brookfield Property Group’s lodging investment platform, a subsidiary of Brookfield Asset Management, Inc. (“BAM”), and an affiliate of the Brookfield Investor. The articles supplementary governing the Redeemable Preferred Share provide that none of the Brookfield Investor or any of its affiliates, or any of their respective directors, executive officers, employees, agents, representatives, incorporators, stockholders, equityholders, controlling persons, principals, managers, advisors, managing members, members, general partners, limited partners or portfolio companies has any obligation to refrain from competing with us, making investments in or having relationships with competing businesses. Under the articles supplementary, we have agreed to renounce any interest or expectancy, or right to be offered an opportunity to participate in, any business opportunity or corporate opportunity presented to the Brookfield Investor or its affiliates (which may include, without limitation, any Redeemable Preferred Director). The Brookfield Investor or its affiliates also may pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may be unavailable to us.

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

If the proposed Annual Business Plan (or any portion thereof) is rejected, we will work with the Redeemable Preferred Directors in good faith to resolve the objections, and we are permitted to continue to operate in accordance with the Annual Business Plan then in effect for the prior fiscal year. However, there is no assurance we will be able to resolve any objection on terms that are favorable to us, or our stockholders. During February 2020, our board of directors, including the Redeemable Preferred Directors, unanimously approved the 2020 Annual Business Plan.

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

Our primary business objective is to maximize stockholder value and position ourselves for a liquidity event, such as a listing on a national securities exchange, a merger or a sale, within two to four years, depending on capital markets and macroeconomic conditions. Our ability to successfully achieve this objective also depends on the success of our investment strategies. Our investment strategies include selling hotels we determine are non-core to our portfolio and reallocating that capital into other corporate purposes, including debt reduction, that we believe will produce more attractive stockholder returns and the continued investment in our hotels through our ongoing PIP program. Our ability to fund these strategies, to a certain extent, depends on our ability to generate additional capital, which is not assured for a variety of reasons, including the ongoing impact of the coronavirus pandemic on credit and capital market conditions, and may not be available on favorable terms, or at all. Moreover, prior approval of the Brookfield Investor is required for several elements of our strategies, and there can be no assurance any required prior approval would be obtained when requested, or at all. There are many other risks and challenges related to our achieving the expected benefits associated with these strategies, and there can be no assurance we will be successful in doing so. These risks and challenges include the following:

•	the recent novel coronavirus pandemic has caused a significant decline in business and leisure travel which is adversely impacting our business and we anticipate these conditions will continue and likely worsen, and has also begun to impact credit and capital market conditions, such that we may be unable to access these markets until conditions normalize;
•	our asset sale program is subject to market conditions and there can be no assurance we will be successful in selling assets at our target prices or at all;
•	any hotels in our portfolio that are being marketed for sale or subject to binding purchase and sale agreements may suffer operating disruptions or declines in financial performance and the closing of sale transactions may fail to occur due to a variety of reasons, including the buyer's failure to perform its obligations under the applicable purchase and sale agreements;
•	we may fail to identify more attractive uses of our capital or new investment opportunities may not perform as expected;
•	if we seek to obtain additional equity or debt financing, there can be no assurance we will be able to obtain debt or equity financing on favorable terms, or at all;
•	any hotels we acquire may fail to perform as expected and market conditions may result in lower than expected occupancy and room rates;
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

•	any hotels we may acquire may fail to perform as expected and market conditions may result in lower than expected occupancy and room rates;
•	hotels we may acquire may be located in unfamiliar markets where we face risks associated with an incomplete knowledge or understanding of the local market, a limited number of established business relationships in the area and a relative unfamiliarity with local governmental and permitting procedures;
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

We are required to make subjective assessments as to whether there are any impairments in the value of our assets. Upon the occurrence of certain “triggering events” under GAAP, we are required to test our hotel investments for impairment. These triggering events may include the initiation of marketing an asset for sale, significant declines in market value of the asset, significant declines in operating performance and significant adverse changes in economic conditions. A property’s value is considered to be impaired if the estimate of the future undiscounted cash flows is less than the carrying value of the property. In our estimate of cash flows, we consider factors such as trends and prospects and the effects of demand and competition on expected future operating income. If we are evaluating the potential sale of an asset, the undiscounted future cash flows consider the most likely course of action as of the balance sheet date based on current plans, intended holding periods and available market information. Additionally, we recorded goodwill in connection with the consummation of the transactions pursuant to the Framework Agreement at the Initial Closing, and we are also required to annually assess this goodwill for impairment. We have incurred impairment charges, which have an immediate direct impact on our earnings, including $114.6 million of impairment charges on our long-lived assets and $0.9 million of goodwill impairment during the year ended December 31, 2019, and $26.4 million of impairment on our long-lived assets and $3.4 million of goodwill impairment during the year ended December 31, 2018. There can be no assurance that we will not take additional charges in the future. Any future impairment could have a material adverse effect on our results in the period in which the charge is taken.

The loss of a brand license for any reason, including due to our failure to make required capital expenditures, could adversely affect our financial condition and results of operations.

All but one of our hotels operate under licensed brands pursuant to franchise agreements with hotel brand companies. The maintenance of the brand licenses for our hotels is subject to the hotel brand companies’ operating standards and other terms and conditions, including the requirement for us to make capital expenditures pursuant to PIPs. PIPs were required in connection with the acquisition of substantially all of our hotels and, likely, will be required in connection with the acquisition of any additional hotels in the future. As of December 31, 2019, we have substantially completed work on 92 of the 121 hotels that are part of our PIP program, including 13 hotels with PIP work completed during 2019.

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

We may need to seek additional debt or equity capital to fund PIPs and other hotel capital expenditures and related lender reserve deposits, which may not be available on favorable terms or at all, and may only be obtained subject to the Brookfield Approval Rights.

If we default on a franchise agreement as a result of our failure to comply with the PIP or other requirements, the franchisor may have the right to terminate the applicable agreement, we may be required to pay the franchisor liquidated damages, and we may also be in default under the applicable indebtedness encumbering the hotel. In addition, if we do not have enough reserves or access to capital to supply needed funds for capital improvements throughout the life of the investment in a property and there is insufficient cash available from our operations, we may be required to defer necessary improvements to a property, which may cause that property to suffer from a greater risk of obsolescence, a decline in value, or decreased cash flow. To manage our liquidity, we have and expect to continue to defer certain capital expenditures. We believe such deferrals are prudent in light of our liquidity position and the expected return on investments. However, these decisions could adversely affect the performance of the applicable hotels and could result in further negotiations with the franchisors as to compliance with brand standards.

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

Moreover, the loss of a franchise license could also be an event of default under our indebtedness that secures the property if we are unable to find a suitable replacement. Additionally, we are required pursuant to the terms of our existing indebtedness to make periodic PIP reserve deposits to cover a portion of the estimated costs of the PIPs. We estimate we are required to make an aggregate of $12.4 million in periodic PIP reserve deposits during 2020, and we will also be required to make additional PIP reserve payments during future periods. Any failure to make PIP reserve deposits when required could lead to a default under the related indebtedness.

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

As of December 31, 2019, Crestline managed 73 of our 124 hotels.  Thus, a substantial portion of our revenues is generated by hotels managed by Crestline.  Further, most of our management agreements with Crestline have an initial term of 20 years and are generally only terminable by us prior to expiration for performance-related reasons, except, until March 31, 2023, we have an "on-sale" termination right if we replace the sold hotel with a comparable hotel not then managed by Crestline, and beginning on April 1, 2021, we will have an “on-sale” termination right upon payment of a fee. This significant concentration of operational risk in one hotel management company makes us more vulnerable economically than if our hotel management was more evenly diversified among several hotel management companies, or if our management agreements with Crestline included broader termination rights. We also have also entered into an annually renewable shared services agreement with Crestline pursuant to which Crestline provides us with certain accounting, tax related, treasury, information technology and other administrative services, and an annually renewable joint occupancy agreement pursuant to which we share office space with Crestline. We cannot provide assurance that Crestline will satisfy its obligations to us or effectively and efficiently operate our hotel properties. Any adverse developments (including developments related to the ongoing impact of the coronavirus pandemic) in Crestline’s business, financial strength or the failure or inability of Crestline to satisfy its obligations to us or effectively and efficiently operate our hotel properties could adversely affect our financial position, results of operations and cash flows.

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

On May 9, 2019, our board of directors approved an updated Estimated Per-Share NAV equal to $9.21 as of December 31, 2018, which was published on May 13, 2019. It is currently anticipated that we will publish an updated Estimated Per-Share NAV no less frequently than once each calendar year. In connection with these future determinations, we will engage an independent valuer to perform appraisals of our real estate assets in accordance with valuation guidelines established by our board of directors. As with any methodology used to estimate value, the valuation methodologies that will be used by any independent valuer to value our properties involve subjective judgments concerning factors such as comparable sales, projected future revenue and expenses, capitalization and discount rates, and projections of future cash flows.

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

On May 9, 2019, our board of directors approved an updated Estimated Per-Share NAV equal to $9.21 as of December 31, 2018, which was published on May 13, 2019. It is currently anticipated that we will publish an updated Estimated Per-Share NAV no less frequently than once each calendar year.

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

Additionally, the proceeds from some of the hotels we have sold during 2019 and 2020 as part of our hotel sale program were below, and we expect that the proceeds from certain of the additional hotels for which we have entered into definitive sale agreements will be below, the corresponding estimated value of such hotel included in our Estimated Per-Share NAV as of December 31, 2018,  which could negatively impact Estimated Per-Share NAV as of December 31, 2019. Unless the value of our assets grows in excess of the PIK Distributions we pay to the holders of the Class C Units, continued accrual of PIK Distributions will have a negative impact on the value of shares of our common stock. Our Estimated Per-Share NAV may differ significantly from the value of a share of our common stock at any given time and does not reflect the price that shares of our common stock would trade at if listed on a national securities exchange, the price that shares would trade in secondary markets or the price a third party would pay to acquire us.

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

Each of our OP’s subsidiaries is a distinct legal entity and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from such entities. Our stockholders’ claims as stockholders are structurally subordinated to all existing and future liabilities and obligations of the OP and its subsidiaries, including distribution and redemption obligations to the holders of Class C Units and property-level obligations to lenders and trade creditors. Therefore, in the event of our bankruptcy, liquidation or reorganization, our assets and those of the OP and its subsidiaries will be available to satisfy our stockholders’ claims as stockholders only after all of our liabilities and obligations and the liabilities and obligations of the OP and its subsidiaries have been paid in full. As of December 31, 2019, our outstanding obligations that would be senior to any claims by our stockholders in the event of our bankruptcy, liquidation or reorganization included $411.8 million in liquidation preference of Class C Units and $1.5 billion in principal outstanding under outstanding mortgage and mezzanine debt.

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

As of December 31, 2019, approximately $411.8 million in liquidation preference of Class C Units was outstanding. Pursuant to the A&R LPA, Class C Units are convertible into OP Units at an initial conversion price of $14.75, subject to anti-dilution and other adjustments upon the occurrence of certain events and transactions, and OP Units are, in turn, generally redeemable for shares of our common stock on a one-for-one-basis or the cash value of a corresponding number of shares, at our election.

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

The amount we would be required to pay holders of Class C Units upon the consummation of any Fundamental Sale Transaction, which would generally include any merger or acquisition transaction whereby all shares of our common stock or substantially all of our assets would be sold to a third party, prior to March 31, 2022, would include a substantial premium to the liquidation preference. Upon the consummation of a Fundamental Sale Transaction, the holders of Class C Units are entitled to receive, prior to and in preference to any distribution of any of the assets or surplus funds of the Company to the holders of any other limited partnership interests in the OP:

•

in the case of a Fundamental Sale Transaction consummated prior to January 1, 2022, an amount per Class C Unit in cash equal to (x) two times the purchase price under the SPA of such Class C Unit (with the purchase price for Class C Units issued as PIK Distributions being zero for these purposes), less (y) all cash distributions actually paid to date; and

•

in the case of a Fundamental Sale Transaction consummated on or after January 1, 2022, an amount per Class C Unit in cash equal to the liquidation preference of such Class C Unit plus a make whole premium for such Class C Unit calculated based on a discount rate of 5% and the assumption that such Class C Unit had not been redeemed until March 31, 2022, the fifth anniversary of the Initial Closing.

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

As of December 31, 2019, approximately $411.8 million in liquidation preference of Class C Units was outstanding. Although the Brookfield Investor no longer has any obligations or rights to purchase additional Class C Units, future quarterly PIK Distributions will increase the liquidation preference of the outstanding Class C Units.

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

The Maryland Control Share Acquisition Act provides that a holder of “control shares” of a Maryland corporation acquired in a “control share acquisition” has no voting rights with respect to such shares except to the extent approved by the affirmative vote of stockholders entitled to cast two-thirds of the votes entitled to be cast on the matter. Shares of stock owned by the acquirer, by officers of the corporation or by employees who are directors of the corporations, are also excluded from shares entitled to vote on the matter. “Control shares” are voting shares of stock which, if aggregated with all other shares of stock owned by the acquirer or in respect of which the acquirer can exercise or direct the exercise of voting power (except solely by virtue of a revocable proxy), would entitle the acquirer to exercise voting power in electing directors within specified ranges of voting power. Control shares do not include shares the acquiring person is then entitled to vote as a result of having previously obtained stockholder approval or shares acquired directly from the corporation. A “control share acquisition” means, subject to certain exceptions, the acquisition of issued and outstanding control shares. The control share acquisition statute does not apply (a) to shares acquired in a merger, consolidation or share exchange if the corporation is a party to the transaction, or (b) to acquisitions approved or exempted by the charter or bylaws of the corporation. Our bylaws contain a provision exempting from the Maryland Control Share Acquisition Act any and all acquisitions of our stock by any person. There can be no assurance that this provision will not be amended or eliminated at any time in the future.

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

Subject to the Brookfield Approval Rights, our board of directors may change our investment policies without stockholder approval, which could alter the nature of our stockholders’ investments.

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

The real estate market is affected by many factors, such as general economic conditions, availability of financing, interest rates and other factors, including supply and demand, that are beyond our control. We cannot predict whether we will be able to sell any property for the price or on the terms set by us, or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We cannot predict the length of time needed to find a willing purchaser and to close the sale of a property. We may be required to expend funds to correct defects or to make improvements before a property can be sold. We cannot assure our stockholders that we will have funds available to correct such defects or to make such improvements. In addition, all of our properties serve as collateral under our indebtedness and we have agreed to restrictions under our indebtedness that prohibit the sale of certain of our properties at all or unless certain conditions have been met, including the payment of release prices, the maintenance of financial ratios and/or the payment of yield maintenance premiums. We may agree to similar restrictions, or other restrictions, such as a limitation on the amount of debt that can be placed or repaid on a property, with respect to other properties in the future. Our inability to sell a property when we desire to do so may cause us to reduce our selling price for the property. Moreover, most dispositions we could make would be subject to the Brookfield Approval Rights and there can be no assurance this prior approval will be obtained when requested, or at all. We have agreed in the A&R LPA that, three months after the failure of the OP to redeem Class C Units when required to do so, the Special General Partner will have certain rights to sell the assets or properties of the OP for cash upon engaging a reputable, national third party sales broker or investment bank to conduct an auction or similar process designed to maximize the sales price, but there can be no assurance this process will be successful in achieving the intended outcome. Moreover, the proceeds from sales of assets or properties by the Special General Partner must be used first to make any and all payments or distributions due or past due with respect to the Class C Units, regardless of the impact of such payments or distributions on the Company or the OP.

Upon sales of properties or assets, we may become subject to contractual indemnity obligations and incur material liabilities and expenses, including tax liabilities, change of control costs, prepayment penalties, required debt repayments, transfer taxes and other transaction costs. For example, most of our management agreements with Crestline are only terminable in connection with a sale prior to March 31, 2023 if we replace the sold hotel with a comparable hotel determined by historical revenue or, beginning in April 2021, if we pay Crestline a termination fee. In addition, the payment of any release price and repayment of mortgage indebtedness will reduce the net proceeds we receive from any asset sales. Any delay in our receipt of proceeds, or diminishment of proceeds, from the sale of a property could adversely impact us.

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

As of December 31, 2019, a total of nine hotels in our portfolio are on land subject to ground leases or their equivalent. For these hotels, we only own a long-term leasehold or similar interest, and we have no economic interest in the land or buildings at the expiration of the ground lease and will not share in the income stream derived from the lease or in any increase in value of the land associated with the underlying property. All but one of our ground leases has a remaining term of at least 10 years (including renewal options).

If we are found to be in breach of a ground lease, we could lose the right to use the hotel. We could also be in default under the applicable indebtedness. In addition, unless we can purchase a fee interest in the underlying land and improvements or extend the terms of these leases before their expiration, as to which no assurance can be given, we will lose our right to operate these properties and our interest in the improvements upon expiration of the leases. Our ability to exercise any extension options relating to our ground leases is subject to the condition that we are not in default under the terms of the ground lease at the time that we exercise such options, and we can provide no assurances that we will be able to exercise any available options at such time. Furthermore, we can provide no assurances that we will be able to renew any ground lease upon its expiration, and any renewal would be subject to the Brookfield Approval Rights and conditions contained in the applicable indebtedness. If we were to lose the right to use a hotel due to a breach or non-renewal of the ground lease, we would be unable to derive income from such hotel and would be required to purchase an interest in another hotel to attempt to replace that income.

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

Additionally, certain costs, such as expenses for hotel staff related to housekeeping and room operations, reservation systems, room supplies, linen and laundry services, are not fixed and may increase in the future. In the event of a significant decrease in demand, our hotel managers may not be able to reduce the size of hotel work forces in order to decrease compensation costs.

Moreover, labor costs increased during 2017, 2018 and 2019, primarily due to U.S. labor market tightening, job creation and government regulations surrounding wages, healthcare and other benefits, and we anticipate this trend will continue during 2020. Our managers have not been, and may continue not to be, able to fully offset any fixed or increased expenses with higher room rates. Any initiative to achieve higher room rates is subject to a variety of risks and uncertainties, including that higher room rates may reduce occupancy. There can be no assurance any other initiatives that may be pursued to grow revenues will be successful. Moreover, any of our efforts to reduce operating costs also could adversely affect the future growth of our business and the value of our hotel properties.

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

This risk is particularly relevant with respect to potential acts of terrorism. The Terrorism Risk Insurance Act of 2002 (the "TRIA"), under which the U.S. federal government bears a significant portion of insured losses caused by terrorism, will expire on December 31, 2027, and there can be no assurance that Congress will act to renew or replace the TRIA following its expiration. In the event that the TRIA is not renewed or replaced, terrorism insurance may become difficult or impossible to obtain at reasonable costs or at all, which may result in adverse impacts and additional costs to us.

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

Damage from catastrophic weather and other natural events and climate change could result in losses to us.

Certain of our properties are located in areas that may experience catastrophic weather and other natural events from time to time, including hurricanes or other severe weather, flooding, fires, snow or ice storms, windstorms or, earthquakes. These adverse weather and natural events could cause substantial damages or losses to our properties which could exceed our insurance coverage. In the event of a loss in excess of insured limits, we could lose our capital invested in the affected property, as well as anticipated future revenue from that property. We could also continue to be obligated to repay any mortgage indebtedness or other obligations related to the property. Any such loss could materially and adversely affect our business and our financial condition and results of operations.

To the extent that significant changes in the climate occur, we may experience extreme weather and changes in precipitation and temperature and rising sea levels, all of which may result in physical damage to or a decrease in demand for properties located in these areas or affected by these conditions. Should the impact of climate change be material in nature, including destruction of our properties, or occur for lengthy periods of time, our financial condition or results of operations may be adversely affected.

In addition, changes in federal and state legislation and regulation on climate change could result in increased capital expenditures to improve the energy efficiency of our existing properties or to protect them from the consequence of climate change.

Competition with third parties in acquiring investments may reduce our profitability and the return on our stockholders' investments.

We compete with many other entities engaged in real estate investment activities, including individuals, corporations, bank and insurance company investment accounts, private investment funds, other REITs, real estate limited partnerships, and other entities engaged in real estate investment activities, many of which have greater resources than we do. In addition, affiliates of the Brookfield Investor are or may be in the business of making investments in, and have or may have investments in, other businesses similar to, and that may compete with, our business. Larger REITs may enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies. In addition, the number of entities and the amount of funds competing for suitable investments may increase. Any such increase would result in increased demand for these assets and therefore increased prices paid for them. If we pay higher prices for properties, our profitability will be reduced and our stockholders may experience a lower return on their investments.

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

We are subject to various federal, state and local laws and regulations that (a) regulate certain activities and operations that may have environmental or health and safety effects, such as the management, generation, release or disposal of regulated materials, substances or wastes, (b) impose liability for the costs of cleaning up, and damages to natural resources from, past spills, waste disposals on and off-site, or other releases of hazardous materials or regulated substances, and (c) regulate workplace safety. Compliance with these laws and regulations could increase our operational costs. Violation of these laws may subject us to significant fines, penalties or disposal costs, which could negatively impact our results of operations, financial position and cash flows. Under various federal, state and local environmental laws, a current or previous owner or operator of real property may be liable for the cost of removal or remediation of hazardous or toxic substances on, under or in such property. The costs of removal or remediation could be substantial. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Certain environmental laws and common law principles could be used to impose liability for release of and exposure to hazardous substances, including asbestos-containing materials into the air, and third parties may seek recovery from owners or operators of real properties for personal injury or property damage associated with exposure to released hazardous substances. In addition, when excessive moisture accumulates in buildings or on building materials, mold growth may occur, particularly if the moisture problem remains undiscovered or is not addressed over a period of time. Some molds may produce airborne toxins or irritants. Concern about indoor exposure to mold has been increasing, as exposure to mold may cause a variety of adverse health effects and symptoms, including allergic or other reactions. As a result, the presence of significant mold at any of our properties could require us to undertake a costly remediation program to contain or remove the mold from the affected property.

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

Our properties are subject to the Americans with Disabilities Act of 1990, as amended (the “Disabilities Act”). Under the Disabilities Act, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. We believe the properties in our portfolio substantially comply with the present requirements of the Disabilities Act. However, we have not conducted a comprehensive audit or investigation of all of our properties to determine our compliance, and we will continue to assess our properties and to make alterations as appropriate in this respect. If one or more of the hotels in our portfolio is not in compliance with the Disabilities Act, we may be required to make significant unanticipated expenditures to bring the hotel into compliance and we might incur damages or governmental fines.

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
•

reduced business and leisure travel due to continued geo-political uncertainty, including terrorism, public health emergencies, economic slowdowns, natural disasters and other world events impacting the global economy and the travel and hotel industries;

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

We cannot and do not directly or indirectly operate our lodging properties and, as a result, we depend on the ability of third-party property managers, to operate our hotel properties successfully. Because of certain REIT qualification rules, we cannot directly operate any lodging properties we own or actively participate in the decisions affecting their daily operations. Thus, even if we believe our lodging properties are being operated inefficiently or in a manner that does not result in satisfactory operating results, we may not be able to require the management company to change their method of operation of our lodging properties. Any negative publicity or other adverse developments (including developments related to the ongoing impact of the coronavirus pandemic) that affect that operator and/or its affiliated brands generally may adversely affect our results of operations, financial condition, and consequently cash flows thereby impacting our ability to meet our capital requirements. There can be no assurance that any management company we engage will manage any lodging properties we acquire in an efficient and satisfactory manner.

We rely on third-party property managers to establish and maintain adequate internal controls over financial reporting at our lodging properties. In doing so, each property manager has policies and procedures in place that allow it to effectively monitor and report to us the operating results of our lodging properties which ultimately are included in our consolidated financial statements. Because the operations of our lodging properties ultimately become a component of our consolidated financial statements, we evaluate the effectiveness of the internal controls over financial reporting at all our lodging properties, in connection with the certifications we provide in our quarterly and annual reports on Form 10-Q and Form 10-K, respectively, pursuant to the Sarbanes-Oxley Act of 2002. If such controls are not effective, the accuracy of the results of our operations that we report could be affected. Accordingly, our ability to conclude that, as a company, our internal controls are effective is significantly dependent upon the effectiveness of internal controls that the property managers implement at our lodging properties. It is possible that we could have a significant deficiency or material weakness as a result of the ineffectiveness of the internal controls at one or more of our lodging properties.

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

There is no limit on the number of properties of a particular hotel brand that we may acquire. As of December 31, 2019, based on the number of hotels, 43.5% of our hotels were franchised with Hilton, 41.9% with Marriott and 12.9% with Hyatt, and no other brand accounts for more than 1.7% of our hotels. The risks of brand concentration include reductions in business following negative publicity relating to one of our licensed brands or arising from or after a dispute with a hotel brand company.

Our board of directors reviews our properties and investments in terms of geographic and hotel brand diversification, and any failure to remain diversified could adversely affect our results of operations and increase the risk of our stockholders’ investments.

Risks Related to Debt Financing

Our incurrence of substantial indebtedness limits our future operational and financial flexibility.

We have incurred substantial indebtedness in acquiring the properties we currently own, and all of these real properties have been pledged as security under our indebtedness. We do not own any real properties or other material assets unencumbered by indebtedness. Our lack of unencumbered assets could make it more difficult or expensive to procure additional financing.

Our indebtedness, including any additional indebtedness we may incur, limits our operational and financial flexibility in ways that could have a material adverse effect on our results of operations and financial condition, such as:

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

•	making us less attractive to potential investors due to our level of indebtedness;
•	restricting the way in which we conduct our business because of financial and operating covenants in the agreements governing our indebtedness;
•

subjecting us to debt yield and debt service coverage tests which although not an event of default under the indebtedness, could cause cash flows from the properties financed after debt service, certain property operating expenses and loan reserves being diverted to the lender, as additional loan collateral until the tests have been satisfied or we prepay sufficient principal to meet the applicable test;

•	exposing us to potential events of default (if not cured or waived) under covenants contained in our debt instruments that could have a material adverse effect on our business, financial condition and operating results;
•	increasing our vulnerability to a downturn in general economic conditions; and
•	limiting our ability to react to changing market conditions in our industry.

In addition, incurring mortgage debt increases the risk of loss since defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. In that case, we could lose the property or properties securing the loan that is in default, thus reducing the value of an investment in our common stock. For U.S. federal income tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds. In such event, we may be unable to pay the amount of distributions required in order to maintain our REIT status. We may give full or partial guarantees on behalf of the entities that own our properties to lenders of mortgage debt. When we provide a guaranty on behalf of an entity that owns one of our properties, we will be responsible to the lender for satisfaction of the debt if it is not paid by such entity. Substantially all of our indebtedness contain cross-collateralization provisions, meaning that a default related to a single property could affect multiple properties that also secure the same loan, and any indebtedness we enter into in the future may also contain cross-collateralization provisions or include cross-default provisions with our other indebtedness. If any of our properties are foreclosed upon due to a default, our business and results of operations could be adversely affected.

We may not be able to extend the maturity date of, or refinance, our indebtedness, on acceptable terms.

All of our properties have been pledged as security for our indebtedness, and we intend to extend or refinance this indebtedness when it comes due.

Our ability to refinance debt will be affected by our financial condition and various other factors existing at the relevant time, including factors beyond our control, such as capital and credit market conditions, the state of the national and regional economies, local real estate conditions and the equity in and value of the related collateral. The recent coronavirus pandemic has begun to adversely impact credit and capital market conditions and as a result of these developments we may be unable to access these markets until conditions normalize. Any refinancing may also require prior approval under the Brookfield Approval Rights if it is not as specifically set forth in the Annual Business Plan or in a principal amount not greater than the amount to be refinanced and on terms no less favorable to us. If we are not able to extend these loans or any of our other indebtedness or refinance them when they mature, we will be required to seek alternative financing to continue our operations. No assurance can be given that any extension, refinancing or alternative financing will be available when required or that we will be able to negotiate acceptable terms. Moreover, if interest rates are higher when these loans are refinanced or replaced with alternative financing, our cash flow would be reduced.

We could be adversely affected by our variable rate debt.

We have incurred substantial indebtedness, of which approximately $1.2 billion outstanding as of December 31, 2019 bears interest at variable interest rates, all of which is indexed to the London Interbank Offered Rate ("LIBOR"). Accordingly, increases in interest rates would increase our interest costs, which could reduce our cash flows. In addition, if we need to repay existing debt during periods of rising interest rates, we could, subject to the Brookfield Approval Rights, be required to liquidate one or more of our investments in properties at times that may not permit realization of the maximum return on such investments.

In July 2017, the Financial Conduct Authority (the authority that regulates LIBOR) announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. As a result, the Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Reference Rates Committee, which identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative to LIBOR in derivatives and other financial contracts. We are not able to predict when LIBOR may be limited or discontinued or when there will be sufficient liquidity in the SOFR market. The value of debt or derivative instruments tied to LIBOR could be impacted when LIBOR is limited or discontinued and contracts must be transitioned to a new alternative rate. Transitioning to an alternative rate may require negotiation with lenders and other counterparties. The consequences of these developments cannot be entirely predicted and could include an increase in the cost of our variable rate debt.

While we expect LIBOR to be available in substantially its current form until the end of 2021, it is possible that LIBOR will become unavailable prior to that time. This could occur, for example, if a sufficient number of banks decline to make submissions to the LIBOR administrator. In that case, the risks associated with the transition to an alternative reference rate would be accelerated or magnified. Any of these events, as well as the other uncertainty surrounding the transition to LIBOR, could adversely affect us.

Interest-only indebtedness may increase our risk of default.

We have financed our property acquisitions using interest-only mortgage and mezzanine indebtedness and may continue to do so in the future. As of December 31, 2019, all $1.5 billion of our mortgage and mezzanine indebtedness was interest-only. For all of this indebtedness, interest-only is payable monthly during the loan term, and a “balloon” payment of the entire principal amount is payable at maturity. These required balloon payments may increase our risk of default under the related loan. Our ability to make a balloon payment at maturity is uncertain and may depend upon our ability to obtain additional financing or sell assets, subject to the Brookfield Approval Rights. There can be no assurance the required prior approval will be obtained when requested, or at all. At the time the balloon payment is due, we may or may not be able to refinance the balloon payment on terms as favorable as the original loan or sell assets at prices sufficient to make the balloon payment. The effect of a refinancing or sale could affect the rate of return to our stockholders and the projected time of disposition of our assets. In addition, payments of principal and interest made to service our debts may leave us with insufficient cash to pay the distributions that we are required to pay to maintain our qualification as a REIT or to meet our obligations to the holders of Class C Units. Any of these results would have a material adverse effect on the value of an investment in our common stock.

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

We elected to be taxed as a REIT commencing with our taxable year ended December 31, 2014 and intend to operate in a manner that would allow us to continue to qualify as a REIT. However, we may terminate our REIT qualification, if our board of directors determines that not qualifying as a REIT is in our best interests, or inadvertently. Our qualification as a REIT depends upon our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. The REIT qualification requirements are extremely complex and interpretation of the U.S. federal income tax laws governing qualification as a REIT is uncertain. Furthermore, any opinion of our counsel, including tax counsel, as to our eligibility to remain qualified as a REIT is not binding on the Internal Revenue Service ("IRS") and is not a guarantee that we qualify, or will continue to qualify, as a REIT. Accordingly, we cannot be certain that we will be successful in operating so we can qualify or remain qualified as a REIT. Our ability to satisfy the asset tests depends on our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals. Our compliance with the REIT income and quarterly asset requirements also depends on our ability to successfully manage the composition of our income and assets on an ongoing basis. Accordingly, if certain of our operations were to be recharacterized by the IRS, such recharacterization would jeopardize our ability to satisfy all requirements for qualification as a REIT. Furthermore, future legislative, judicial or administrative changes to the U.S. federal income tax laws could be applied retroactively, which could result in our disqualification as a REIT.

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

Even if we maintain our status as a REIT, we may be subject to U.S. federal, state and local income taxes. For example, net income from the sale of properties that are “dealer” properties sold by a REIT and that do not meet a safe harbor available under the Code (a “prohibited transaction” under the Code) will be subject to a 100% tax. We may not make sufficient distributions to avoid excise taxes applicable to REITs. We also may decide to retain net capital gains we earn from the sale or other disposition of our property and pay U.S. federal income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability unless they file U.S. federal income tax returns and thereon seek a refund of such tax. We also will be subject to corporate income tax on any undistributed REIT taxable income. We also may be subject to state and local taxes on our income or property, including franchise, payroll and transfer taxes, either directly or at the level of the OP or at the level of the other companies through which we indirectly own our assets, such as our taxable REIT subsidiaries, which are subject to full U.S. federal, state, local and foreign corporate-level income taxes. Any taxes we pay directly or indirectly will reduce our cash available for distribution to our stockholders.

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

A REIT may own up to 100% of the stock of one or more taxable REIT subsidiaries. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a taxable REIT subsidiary. A corporation of which a taxable REIT subsidiary directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a taxable REIT subsidiary. Overall, no more than 20% of the gross value of a REIT’s assets may consist of stock or securities of one or more taxable REIT subsidiaries. A taxable REIT subsidiary may hold assets and earn income that would not be qualifying assets or income if held or earned directly by a REIT, including gross income from operations pursuant to management contracts. Accordingly, we may use our taxable REIT subsidiaries generally to hold properties for sale in the ordinary course of a trade or business or to hold assets or conduct activities that we cannot conduct directly as a REIT.

Furthermore, in order to ensure the income we receive from our hotels qualifies as “rents from real property,” generally we must lease our hotels to taxable REIT subsidiaries (which are owned by the OP) which must engage “eligible independent contractors” to operate the hotels on their behalf. These taxable REIT subsidiaries and other taxable REIT subsidiaries that we may form will be subject to applicable U.S. federal, state, local and foreign income tax on their taxable income. While we will be monitoring the aggregate value of the securities of our taxable REIT subsidiaries and intend to conduct our affairs so that such securities will represent less than 20% of the value of our total assets, there can be no assurance that we will be able to comply with the taxable REIT subsidiary limitation in all market conditions. In addition, the Code imposes a 100% excise tax on certain transactions between a taxable REIT subsidiary and its parent REIT that are not conducted on an arm’s-length basis to assure that the taxable REIT subsidiary is subject to an appropriate level of corporate income taxation. Such transactions include, for example, intercompany loans between the parent REIT as lender and the taxable REIT subsidiary as borrower and rental arrangements between the parent REIT as landlord and the taxable REIT subsidiary as tenant.

If the OP failed to qualify as a partnership or is not otherwise disregarded for U.S. federal income tax purposes, we would cease to qualify as a REIT.

If the IRS were to successfully challenge the status of the OP as a partnership or disregarded entity for U.S. federal income tax purposes, it would be taxable as a corporation. In such event, this would reduce the amount of distributions that the OP could make to us. This also would result in our failing to qualify as a REIT, and becoming subject to a corporate level tax on our income. This would substantially reduce our cash available to pay distributions and the yield on our stockholder’s investments. In addition, if any of the partnerships or limited liability companies through which the OP owns its properties, in whole or in part, loses its characterization as a partnership and is otherwise not disregarded for U.S. federal income tax purposes, such partnership or limited liability company would be subject to U.S. federal income taxation as a corporation, thereby reducing distributions to the OP. Such a recharacterization of an underlying property owner could also threaten our ability to maintain our REIT qualification.

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

Each of the management companies that enters into a management contract with our taxable REIT subsidiaries must qualify as an “eligible independent contractor” under the REIT rules in order for the rent paid to us by our taxable REIT subsidiaries to be qualifying income for purposes of the REIT gross income tests. An “eligible independent contractor” is an independent contractor that, at the time such contractor enters into a management or other agreement with a taxable REIT subsidiary to operate a “qualified lodging facility,” is actively engaged in the trade or business of operating “qualified lodging facilities” for any person not related, as defined in the Code, to us or the taxable REIT subsidiary. Among other requirements, in order to qualify as an independent contractor a manager must not own, directly or by applying attribution provisions of the Code, more than 35% of our outstanding shares of stock (by value), and no person or group of persons can own more than 35% of our outstanding shares and 35% of the ownership interests of the manager (taking into account only owners of more than 5% of our shares and, with respect to ownership interests in such managers that are publicly traded, only holders of more than 5% of such ownership interests). The ownership attribution rules that apply for purposes of the 35% thresholds are complex. There can be no assurance that the levels of ownership of our stock by our managers and their owners will not exceed these thresholds.

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

Distributions that we make to our taxable stockholders out of current and accumulated earnings and profits (and not designated as capital gain dividends or qualified dividend income) generally will be taxable as ordinary income. For tax years beginning after December 31, 2017, noncorporate stockholders are entitled to a 20% deduction with respect to these ordinary REIT dividends which would, if allowed in full, result in a maximum effective federal income tax rate on them of 29.6% (or 33.4% including the 3.8% surtax on net investment income); although, the 20% deduction is scheduled to sunset after December 31, 2025. However, a portion of our distributions may (1) be designated by us as capital gain dividends generally taxable as long-term capital gain to the extent that they are attributable to net capital gain recognized by us, (2) be designated by us as qualified dividend income, taxable at capital gains rates, to the extent they are attributable to dividends we receive from our taxable REIT subsidiaries, or (3) constitute a return of capital to the extent that they exceed our accumulated earnings and profits as determined for U.S. federal income tax purposes. A return of capital is not taxable, but has the effect of reducing the tax basis of a stockholder’s investment in our common stock. Distributions that exceed our current and accumulated earnings and profits and a stockholder's tax basis in our common stock generally will be taxable as capital gains.

Complying with REIT requirements may limit our ability to hedge our liabilities effectively and may cause us to incur tax liabilities.

The REIT provisions of the Code may limit our ability to hedge our liabilities. Any income from a hedging transaction we enter into to manage risk of interest rate changes, price changes or currency fluctuations with respect to borrowings made or to be made to acquire or carry real estate assets or in certain cases to hedge previously acquired hedges entered into to manage risks associated with property that has been disposed of or liabilities that have been extinguished, if properly identified under applicable Treasury Regulations, does not constitute “gross income” for purposes of the 75% or 95% gross income tests. To the extent that we enter into other types of hedging transactions, the income from those transactions will likely be treated as non-qualifying income for purposes of both of the gross income tests. As a result of these rules, we may need to limit our use of advantageous hedging techniques or implement those hedges through a taxable REIT subsidiary. This could increase the cost of our hedging activities because our taxable REIT subsidiaries would be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in a taxable REIT subsidiary generally will not provide any tax benefit, except for being carried forward to offset future taxable income of such taxable REIT subsidiary.

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

In order to qualify as a REIT, five or fewer individuals, as defined in the Code, may not own, actually or constructively, more than 50% in value of our issued and outstanding shares of stock at any time during the last half of each taxable year, other than the first year for which a REIT election is made. Attribution rules in the Code determine if any individual or entity actually or constructively owns our shares of stock under this requirement. Additionally, at least 100 persons must beneficially own our shares of stock during at least 335 days of each taxable year, other than the first year for which a REIT election is made. To help ensure that we meet these tests, among other purposes, our charter restricts the acquisition and ownership of our shares of stock.

Our charter, with certain exceptions, authorizes our directors to take such actions as are necessary or advisable to preserve our qualification as a REIT. Unless exempted by our board of directors, for so long as we qualify as a REIT, our charter prohibits, among other limitations on ownership and transfer of shares of our stock, any person from beneficially or constructively owning (applying certain attribution rules under the Code) more than 4.9% in value of the aggregate of our outstanding shares of stock and more than 4.9% (in value or in number of shares, whichever is more restrictive) of any class or series of our shares of stock. Our board of directors may not grant an exemption from these restrictions to any proposed transferee whose ownership in excess of the 4.9% ownership limit would result in the termination of our qualification as a REIT. These restrictions on transferability and ownership will not apply, however, if our board of directors determines that it is no longer in our best interest to continue to qualify as a REIT or that compliance with the restrictions is no longer required in order for us to continue to so qualify as a REIT.

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

We have significant net operating loss (“NOL”) carryforwards for federal and state income tax purposes. Generally, NOL carryforwards can be used to reduce future taxable income and can reduce the amount of income required to be distributed by us to maintain our REIT status. However, the NOLs arising for tax years beginning after December 31, 2017 will not be able to offset more than 80% of our taxable income and therefore may not be able to reduce the amount required to be distributed by us to meet REIT requirements to zero. NOLs arising for tax years beginning prior to January 1, 2018 will expire if not used within 20 years.

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

An ownership change generally limits the amount of NOL carryforwards a company may use in a given year to the aggregate fair market value of the company’s common stock immediately prior to the ownership change, multiplied by the long-term tax-exempt interest rate in effect for the month of the ownership change.  (The long-term tax-exempt interest rate for ownership changes that occur in March 2020 is 1.63%.)   If we were to experience an ownership change, our ability to use our NOL carryforwards would be severely limited.

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

To minimize the risk that we experience an ownership change, in connection with the Initial Closing we lowered the ownership limit contained in our charter to 4.9% (in value) of the aggregate of our outstanding shares of stock or more than 4.9% (in value or in number of shares, whichever is more restrictive) of any class or series of shares of our stock.  However, the Brookfield Investor and its affiliates have been granted a waiver of this ownership limit, but are not allowed to acquire or own more than 49.9% of our outstanding shares of common stock.  We do not believe that we have undergone an ownership change in connection with the Initial Closing, the Second Closing or the Final Closing.  The determination as to whether we experience an ownership change for purposes of Section 382 of the Code is complex.  No assurance can be given that we will not undergo an ownership change that would have a significant impact on our ability to utilize our NOL carryforwards.

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

Gain recognized by a non-U.S. stockholder upon the sale or exchange of our common stock generally will not be subject to U.S. federal income taxation unless such stock constitutes a USRPI under FIRPTA. Our common stock will not constitute a USRPI so long as we are “domestically-controlled.” We will be domestically-controlled if at all times during a specified testing period, less than 50% in value of our stock is held directly or indirectly by non-U.S. stockholders. We believe, but cannot assure our stockholders, that we will qualify as a domestically-controlled qualified investment entity.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our Hotels

The following table presents certain additional information about the properties we owned at December 31, 2019:

Property	Location	Number of Rooms	Ownership Percentage of Hotel
Baltimore Courtyard(2)	Baltimore, MD	205	100%
Providence Courtyard(2)	Providence, RI	219	100%
Stratford Homewood Suites(3)	Stratford, CT	135	100%
Georgia Tech Hotel(1)(4)	Atlanta, GA	252	N/A
Westin Virginia Beach	Virginia Beach, VA	236	31%
Hilton Garden Inn Blacksburg(5)(6)	Blacksburg, VA	137	57%
Courtyard Asheville(2)	Asheville, NC	78	100%

Courtyard Athens Downtown(2)	Athens, GA	105	100%
Courtyard Columbus Downtown(4)	Columbus, OH	150	100%
Courtyard Dallas Market Center(2)(6)	Dallas, TX	184	100%
Courtyard Dalton(3)	Dalton, GA	93	100%
Courtyard Flagstaff(4)	Flagstaff, AZ	164	100%
Courtyard Gainesville(2)	Gainesville, FL	81	100%
Courtyard Houston I 10 West Energy Corridor(3)	Houston, TX	176	100%
Courtyard Jacksonville Airport Northeast(2)	Jacksonville, FL	81	100%
Courtyard Jackson Ridgeland(4)	Jackson, MS	117	100%
Courtyard Knoxville Cedar Bluff(2)	Knoxville, TN	78	100%
Courtyard Louisville Downtown(2)	Louisville, KY	140	100%
Courtyard Memphis Germantown(4)(7)	Germantown, TN	93	100%
Courtyard Orlando Altamonte Springs Maitland(2)	Orlando, FL	112	100%
Courtyard San Diego Carlsbad(3)	Carlsbad, CA	145	100%
Courtyard Sarasota Bradenton(2)	Sarasota, FL	81	100%
Courtyard Tallahassee North I 10 Capital Circle(2)	Tallahassee, FL	93	100%
DoubleTree Baton Rouge(4)	Baton Rouge, LA	127	100%
Embassy Suites Orlando International Drive Jamaican Court(2)	Orlando, FL	246	100%
Fairfield Inn & Suites Atlanta Vinings(2)	Atlanta, GA	142	100%
Fairfield Inn & Suites Bellevue(4)	Bellevue, WA	144	100%
Fairfield Inn & Suites Dallas Market Center(2)	Dallas, TX	116	100%
Fairfield Inn & Suites Denver(4)	Denver, CO	160	100%
Hampton Inn & Suites Boynton Beach(2)	Boynton Beach, FL	165	100%
Hampton Inn & Suites El Paso Airport(4)	El Paso, TX	139	100%
Hampton Inn & Suites Nashville Franklin Cool Springs(2)	Franklin, TN	127	100%
Hampton Inn Albany Wolf Road Airport(2)	Albany, NY	153	100%
Hampton Inn Austin North at IH 35 & Highway 183(3)	Austin, TX	121	100%
Hampton Inn Baltimore Glen Burnie(2)(6)	Glen Burnie, MD	116	100%
Hampton Inn Beckley(2)	Beckley, WV	108	100%

Hampton Inn Birmingham Mountain Brook(2)(6)	Birmingham, AL	129	100%
Hampton Inn Boca Raton(2)	Boca Raton, FL	94	100%
Hampton Inn Boca Raton Deerfield Beach(2)	Deerfield Beach, FL	106	100%
Hampton Inn Boston Peabody(2)	Peabody, MA	120	100%
Hampton Inn Champaign Urbana(3)	Urbana, IL	130	100%
Hampton Inn Charlotte Gastonia(2)	Gastonia, NC	108	100%
Hampton Inn Chicago Naperville(3)	Naperville, IL	129	100%
Hampton Inn College Station(3)	College Station, TX	133	100%
Hampton Inn Columbia I 26 Airport(2)(7)	West Columbia, SC	120	100%
Hampton Inn Dallas Addison(2)(7)	Addison, TX	158	100%
Hampton Inn Detroit Madison Heights South Troy(2)	Madison Heights, MI	123	100%
Hampton Inn Detroit Northville(2)(7)	Northville , MI	124	100%
Hampton Inn East Lansing(3)	East Lansing, MI	86	100%
Hampton Inn Fort Collins(4)(7)	Ft. Collins, CO	75	100%
Hampton Inn Fort Wayne Southwest(4)	Ft. Wayne, IN	118	100%
Hampton Inn Grand Rapids North(2)	Grand Rapids, MI	84	100%
Hampton Inn Indianapolis Northeast Castleton(3)	Indianapolis, IN	128	100%
Hampton Inn Kansas City Airport(2)(7)	Kansas City, MO	120	100%
Hampton Inn Kansas City Overland Park(2)(7)	Overland Park, KS	133	100%
Hampton Inn Knoxville Airport(3)	Alcoa, TN	118	100%
Hampton Inn Medford(4)	Medford, OR	75	100%
Hampton Inn Memphis Poplar(2)	Memphis, TN	124	100%
Hampton Inn Milford(3)	Milford, CT	148	100%
Hampton Inn Norfolk Naval Base(2)(6)	Norfolk, VA	117	100%
Hampton Inn Orlando International Drive Convention Center(3)	Orlando, FL	173	100%
Hampton Inn Palm Beach Gardens(2)	Palm Beach Gardens, FL	116	100%
Hampton Inn Scranton at Montage Mountain(2)	Moosic, PA	129	100%
Hampton Inn State College(2)	State College, PA	119	100%
Hampton Inn West Palm Beach Florida Turnpike(2)	West Palm Beach, FL	110	100%
Hilton Garden Inn Albuquerque North Rio Rancho(3)	Rio Rancho, NM	129	100%
Hilton Garden Inn Austin Round Rock(2)	Round Rock, TX	122	100%
Hilton Garden Inn Fort Collins(4)	Ft. Collins, CO	120	100%
Hilton Garden Inn Louisville East(3)	Louisville, KY	112	100%
Hilton Garden Inn Monterey(4)	Monterey, CA	204	100%
Homewood Suites Augusta(3)	Augusta, GA	65	100%
Homewood Suites Boston Peabody(2)	Peabody, MA	85	100%
Homewood Suites Chicago Downtown(2)	Chicago, IL	233	100%
Homewood Suites Hartford Windsor Locks(2)	Windsor Locks, CT	132	100%
Homewood Suites Jackson Ridgeland(4)(7)	Ridgeland, MS	91	100%

Homewood Suites Orlando International Drive Convention Center(3)	Orlando, FL	252	100%
Homewood Suites Phoenix Biltmore(2)(6)	Phoenix , AZ	124	100%
Homewood Suites San Antonio Northwest(2)	San Antonio, TX	123	100%
Homewood Suites Seattle Downtown(3)	Seattle, WA	162	100%
Hyatt House Atlanta Cobb Galleria(4)	Atlanta, GA	149	100%
Hyatt Place Albuquerque Uptown(2)	Albuquerque, NM	126	100%
Hyatt Place Baltimore Washington Airport(2)	Linthicum Heights, MD	127	100%
Hyatt Place Birmingham Hoover(2)(7)	Birmingham, AL	126	100%
Hyatt Place Chicago Schaumburg(4)(7)	Schaumburg, IL	127	100%
Hyatt Place Cincinnati Blue Ash(2)(7)	Blue Ash, OH	125	100%
Hyatt Place Columbus Worthington(2)(7)	Columbus, OH	124	100%
Hyatt Place Indianapolis Keystone(2)(7)	Indianapolis, IN	124	100%
Hyatt Place Kansas City Overland Park Metcalf(2)(7)	Overland Park, KS	124	100%
Hyatt Place Las Vegas(2)	Las Vegas, NV	202	100%
Hyatt Place Memphis Wolfchase Galleria(2)	Memphis, TN	126	100%
Hyatt Place Miami Airport West Doral(2)	Miami, FL	124	100%
Hyatt Place Minneapolis Airport South(2)	Bloomington, MN	126	100%
Hyatt Place Nashville Franklin Cool Springs(2)	Franklin, TN	126	100%
Hyatt Place Richmond Innsbrook(2)(7)	Glen Allen, VA	124	100%
Hyatt Place Tampa Airport Westshore(2)	Tampa, FL	124	100%
Residence Inn Boise Downtown(2)	Boise, ID	104	100%
Residence Inn Chattanooga Downtown(2)	Chattanooga, TN	76	100%
Residence Inn Fort Myers(2)	Fort Myers, FL	78	100%
Residence Inn Fort Wayne Southwest(4)	Ft. Wayne, IN	109	100%
Residence Inn Jackson Ridgeland(4)(7)	Ridgeland, MS	100	100%
Residence Inn Jacksonville Airport(3)	Jacksonville, FL	78	100%
Residence Inn Knoxville Cedar Bluff(2)	Knoxville, TN	78	100%
Residence Inn Lexington South Hamburg Place(2)	Lexington, KY	91	100%
Residence Inn Los Angeles Airport El Segundo(2)	El Segundo, CA	150	100%
Residence Inn Macon(2)	Macon, GA	78	100%
Residence Inn Mobile(2)(6)(7)	Mobile, AL	66	100%
Residence Inn Memphis Germantown(4)	Germantown, TN	78	100%
Residence Inn Portland Downtown Lloyd Center(2)	Portland, OR	168	100%
Residence Inn San Diego Rancho Bernardo Scripps Poway(2)	San Diego, CA	95	100%
Residence Inn Sarasota Bradenton(2)	Sarasota, FL	78	100%
Residence Inn Savannah Midtown(2)	Savannah, GA	66	100%
Residence Inn Tallahassee North I 10 Capital Circle(2)	Tallahassee, FL	78	100%
Residence Inn Tampa North I 75 Fletcher(2)	Tampa, FL	78	100%
Residence Inn Tampa Sabal Park Brandon(2)	Tampa, FL	102	100%
Springhill Suites Asheville(3)	Asheville, NC	88	100%
Springhill Suites Austin Round Rock(2)	Round Rock, TX	104	100%

SpringHill Suites Denver(4)	Denver, CO	125	100%
SpringHill Suites Flagstaff(4)	Flagstaff, AZ	113	100%
Springhill Suites Grand Rapids North(2)	Grand Rapids, MI	76	100%
Springhill Suites Lexington Near The University Of Kentucky(2)	Lexington, KY	108	100%
SpringHill Suites San Antonio Medical Center Northwest (2)(6)	San Antonio, TX	112	100%
Springhill Suites San Diego Rancho Bernardo Scripps Poway(2)	San Diego, CA	138	100%
Staybridge Suites Jackson(4)	Ridgeland, MS	92	100%
TownePlace Suites Savannah Midtown(3)	Savannah, GA	93	100%
		15,324

(1)	We own the leasehold interest in the property and account for it as an operating lease
(2)	Encumbered by the 92-Pack Loans
(3)	Encumbered by the Additional Grace Mortgage Loan
(4)	Encumbered by the Refinanced Term Loan
(5)	Encumbered by the Hilton Garden Inn Blacksburg Joint Venture Loan
(6)

Subject to a ground lease. Except for the ground lease for the Hampton Inn Baltimore Glen Burnie hotel which has a remaining lease term of approximately 9.75 years, all of our ground lease hotels have remaining ground lease terms of at least 10 years (including renewal options).

(7)	Hotel was sold between January 1, 2020 and March 15, 2020

Debt

As of December 31, 2019, we had $1.5 billion in outstanding indebtedness. All of our hotel assets have been pledged as collateral under this indebtedness.

The following table summarizes certain information regarding our debt obligations as of December 31, 2019:

Use of Proceeds/Collateral	Principal Balance as of December 31, 2019 (In Thousands)	Number of rooms	Debt per Room	Interest Rate	Maturity Date
92 - Pack Mortgage Loan	$810,370	9,335	$86,810	LIBOR plus 2.14%	Nov 7, 2021; 1st ext. Nov 7, 2022; 2nd ext. Nov 7, 2023; 3rd ext. Nov 7, 2024
92 - Pack Senior Mezzanine Loan	$93,146	9,335	$9,978	LIBOR plus 5.60%	Nov 7, 2021; 1st ext. Nov 7, 2022; 2nd ext. Nov 7, 2023; 3rd ext. Nov 7, 2024
92 - Pack Junior Mezzanine Loan	$65,202	9,335	$6,985	LIBOR plus 8.50%	Nov 7, 2021; 1st ext. Nov 7, 2022; 2nd ext. Nov 7, 2023; 3rd ext. Nov 7, 2024
Additional Grace Mortgage Loan	$232,000	2,694	$86,117	4.96%	October 6, 2020
Refinanced Term Loan	$261,948	2,922	$89,647	LIBOR plus 3.00%	May 1, 2020; 1st ext. May 1, 2021; 2nd ext. May 1, 2022; 3rd ext. May 1, 2023
Hilton Garden Inn Blacksburg Joint Venture Loan	$10,500	137	$76,642	4.31%	June 6, 2020

See Note 5 - Mortgage Notes Payable to our accompanying consolidated financial statements included in this Annual Report on Form 10-K for additional information regarding our debt obligations.

Item 3. Legal Proceedings.

We are not a party to any material pending legal or regulatory proceedings, other than as set forth below.

A special litigation committee (the “SLC”) of our board of directors (the “Board”) has been empowered to investigate claims asserted in shareholder demand letters sent to the Board by counsel for two of our stockholders, Tom Milliken and Stuart Wollman, as well as the allegations contained in a complaint filed by Mr. Milliken on behalf of us and against us, as well as the Former Advisor and various affiliates of the Former Advisor, including our former property managers (together, the “Former Advisor Defendants”), and certain of our current and former directors and officers (the “Director and Officer Defendants”). The complaint was filed in the United States District Court for the Southern District of New York on February 26, 2018 and amended on May 25, 2018 (the “Milliken Court Action”). The amended complaint alleges, among other things, that the Former Advisor and the Director and Officer Defendants breached their fiduciary duties to us by putting their own interests above our interests, which breach was aided and abetted by certain of the Former Advisor Defendants. The amended complaint also asserts a claim for corporate waste against the Former Advisor and Director and Officer Defendants, which was aided and abetted by certain of the Former Advisor Defendants, breach of contract against the Director and Officer Defendants, and unjust enrichment against certain of the Director and Officer Defendants and Former Advisor Defendants.

In May 2018, we filed a motion to stay the complaint pending the outcome of the investigation, and, in August 2018, the District Court granted our motion. The SLC, which is represented by independent counsel, completed its investigation of the claims contained in the demand letters and the Milliken Court Action, and, on October 11, 2019, the SLC submitted to the District Court its report with respect to its investigation (the “Report”). In November 2019, the District Court lifted the stay.

The SLC also has been empowered to determine whether it is in our best interest for the claims against the defendants in the Milliken Court Action to proceed.  The Report includes the SLC’s previously disclosed determination that some but not all of the claims should proceed. The Report also indicates that, as previously disclosed, the SLC has reached an agreement-in-principle with one of the Director and Officer Defendants, our current Chief Executive Officer, Jonathan P. Mehlman, to resolve the claims against Mr. Mehlman with prejudice whereby he will pay back to us a portion of certain fees and stock he received.  In the Report, the SLC concluded that: (1) the claims against our current directors, Stanley Perla and Abby Wenzel, our former director, Robert Burns, and our former Chief Financial Officer, Edward Hoganson should be dismissed with prejudice, and it is not, therefore, in our best interest for any claims to proceed against them; and (2) it is in our best interest for certain claims to proceed against the remaining defendants.

  On December 27, 2019, following extensive settlement discussions, we, the Former Advisor Defendants and the Director and Officer Defendants reached an agreement-in-principle concerning the proposed settlement of the Milliken Court Action.

The agreements-in-principle with Mr. Mehlman and the other defendants, subject to signing a definitive settlement agreement and receiving District Court approval, contemplated an aggregate cash payment to us of $15,181,108.47, which will primarily be paid by our director and officer insurers, and the tendering by certain defendants of an aggregate of 83,504 shares of our common stock to us.

If finally approved by the District Court, the settlement will fully and completely release the claims our stockholders asserted in the stockholder derivation action, and the cash payment to us will be reduced by any District Court-approved attorneys’ fees and expenses to plaintiff’s counsel and contribution award to plaintiff in recognition of the substantial benefit the plaintiff conferred on us in achieving the settlement.

On January 29, 2020, two days before the District Court deadline for the filing of a stipulation comprising the settlement agreement among us and the various defendants in the Milliken Court Action reflecting the agreements-in-principle described above (the “Stipulation of Settlement”), Stuart Wollman filed a separate complaint with the District Court against us and all of the defendants in the Milliken Court Action except for certain of the Former Advisor Defendants and Mr. Hoganson (the “Wollman Court Action”), alleging common law fraud on behalf of himself and a putative class of our  stockholders related to their purchases of our common stock, and seeks rescission or compensatory damages, punitive damages, and attorneys’ fees and costs.  The Wollman Court Action is based on facts that comprise part of the factual basis for and that gave rise to the Milliken Court Action, focusing in particular on disclosures related to our property management agreements with certain of the Former Advisor Defendants.  We and the other defendants named in the Wollman Court Action intend to seek an expedited judicial determination dismissing the Wollman Court Action with prejudice and other appropriate relief. On March 18, 2020, we and the other defendants named in the Wollman Court Action filed motions to dismiss the litigation with prejudice.

On February 3, 2020, we and the defendants in the Milliken Court Action filed the Stipulation of Settlement with the District Court.  Dismissal with prejudice of the Wollman Court Action is a condition precedent to the effectiveness of the settlement of the Milliken Court Action.  On February 5, 2020, the District Court issued an order preliminarily approving the proposed settlement of the Milliken Court Action contemplated by the Stipulation of Settlement. On March 25, 2020, Stuart Wollman filed a motion to intervene in the Milliken Court Action and vacate the District Court’s preliminary approval of the proposed settlement on the alleged basis that the settlement is impermissibly broad.

On June 9, 2020, the District Court will hold a settlement hearing to determine whether the proposed settlement and plaintiff’s counsel’s proposed fee application for an award of attorneys’ fees, reimbursement of expenses, and payment of a case contribution award in the aggregate of $2,250,000, which will serve to reduce the cash payments we would otherwise receive, are fair, reasonable and adequate, and should therefore be granted final approval.  Any current stockholder of ours may make an objection to the proposed settlement and/or proposed fee award and appear at the settlement hearing, at the stockholder’s own expense, individually or through counsel of the stockholder’s own choice. Although we believe that the Stipulation of Settlement represents a fair and reasonable compromise of the matters in dispute in the litigation, there can be no assurance the settlement will become effective on the proposed terms, or at all.

The claims in the Milliken Court Action do not seek recovery of losses from or damages against us, but instead allege that we have sustained damages as a result of actions by the defendants.  Further, we believe that the claims in the Wollman Court Action fail to allege any distinct injury separate from any harm suffered by us and constitute an improper attempt to convert derivative claims into direct or individual claims.  Therefore, we have determined that no accrual of any potential liability was necessary as of December 31, 2019, other than for incurred out-of-pocket legal fees and expenses.

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

On May 9, 2019, our board of directors unanimously approved an updated Estimated Per-Share NAV equal to $9.21 based on an estimated fair value of our assets less the estimated fair value of our liabilities, divided by 39,134,628 shares of our common stock outstanding on a fully diluted basis as of December 31, 2018, and we published this updated Estimated Per-Share NAV on May 13, 2019. We anticipate that we will publish an updated Estimated Per-Share NAV no less frequently than once each calendar year. We expect to publish our next annual Estimated Per-Share NAV update during the second quarter of 2020.

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

Further, the Estimated Per-Share NAV is calculated as of a specific date, and the value of shares of common stock will fluctuate over time as a result of, among other things, developments related to individual assets, changes in the real estate and capital markets, including changes in interest rates, completion or commencement of capital improvements related to individual assets, and acquisitions or dispositions of assets and the distribution of proceeds from the sale of real estate to stockholders.

Stockholders should not rely on the Estimated Per-Share NAV in making a decision to buy or sell shares of our common stock.

Holders

As of December 31, 2019, we had 39,151,201 shares of common stock outstanding held by a total of 19,071 stockholders of record.

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

Unregistered Sales of Equity Securities and Use of Proceeds.

We did not sell any equity securities that were not registered under the Securities Act during the year ended December 31, 2019, except with respect to which information has been included in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

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

Prior to such suspension, we repurchased shares of our common stock pursuant to the SRP during the year ended December 31, 2018 and the year ended December 31, 2019. The following table summarizes the repurchases of shares under the SRP cumulatively through December 31, 2019.

	Number of Shares Repurchased	Cost of Shares Repurchased	Weighted-Average Price per Share
		(In thousands)
Year ended December 31, 2018	208,977	$1,881	$9.00
January 2019	2,177	20	9.00
February 2019 - December 2019	—	—	—
Cumulative repurchases as of December 31, 2019	211,154	$1,901	$9.00

Item 6. Selected Financial Data.

The following selected financial data as of December 31, 2019, 2018, 2017, 2016, and 2015, should be read in conjunction with the accompanying consolidated financial statements of Hospitality Investors Trust, Inc. and the notes thereto and “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” below.

Balance Sheet Data (In Thousands)	December 31, 2019	December 31, 2018	December 31, 2017	December 31, 2016	December 31, 2015
Total real estate investments	$2,091,268	$2,542,791	$2,489,289	$2,391,407	$2,211,347
Total assets	$2,136,695	$2,337,287	$2,420,653	$2,353,411	$2,347,839
Mortgage notes payable, net	$1,461,441	$1,507,509	$1,495,777	$1,410,925	$1,341,033
Total liabilities	$1,567,476	$1,790,070	$1,797,287	$1,793,968	$1,706,630
Total equity	$170,770	$384,069	$495,322	$559,443	$641,209

Operating data (In thousands)	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
Total revenues	$598,656	$606,059	$621,075	$599,592	$446,184

Operating expenses:
Rooms	147,458	148,630	147,814	139,169	99,543
Food and beverage	16,570	16,471	16,158	15,986	12,774
Management fees	16,531	16,757	23,643	42,560	22,107
Other property-level operating expenses	245,609	240,509	242,925	230,546	171,488
Transaction related costs	780	64	498	25,270	64,513
General and administrative	20,762	19,831	18,889	15,806	11,621
Depreciation and amortization	109,586	111,730	105,237	101,007	68,500
Impairment of goodwill and long-lived assets	115,522	29,796	32,689	2,399	—
Rent	6,606	6,716	6,569	6,714	6,249
Total operating expenses	$679,424	$590,504	$594,422	$579,457	$456,795
Gain (loss) on sale of assets, net	4,807	(188)	99	2,795	—
Operating (loss) income	(75,961)	15,367	26,752	22,930	(10,611)
Interest expense	(92,681)	(106,199)	(98,865)	(92,264)	(80,667)
Other income (expense)	1,729	1,986	(1,359)	(1,626)	(491)
Equity in earnings of unconsolidated entities	314	187	403	399	238
Total other expenses, net	(90,638)	(104,026)	(99,821)	(93,491)	(80,920)
Loss before taxes	$(166,599)	$(88,659)	$(73,069)	$(70,561)	$(91,531)
Income tax (benefit) expense	(3,138)	(2,606)	(1,926)	1,371	3,106
Net loss and comprehensive loss	$(163,461)	$(86,053)	$(71,143)	$(71,932)	$(94,637)
Less: Net (loss) income attributable to non-controlling interest	(42)	85	244	315	189
Net loss before dividends and accretion	$(163,419)	$(86,138)	$(71,387)	$(72,247)	$(94,826)
Deemed dividend related to beneficial conversion feature of Class C Units	—	—	(4,535)	—	—
Dividends on Class C Units (cash and PIK)	(46,286)	(20,830)	(13,103)	—	—
Accretion of Class C Units	(4,798)	(2,581)	(1,668)	—	—
Net loss attributable to common stockholders	$(214,503)	$(109,549)	$(90,693)	$(72,247)	$(94,826)
Other data:
Cash flows provided by operations	$74,059	$66,782	$80,212	$68,235	$18,108
Cash flows provided by (used in) investing activities	$80,895	$(97,034)	$(141,034)	$(148,493)	$(716,787)
Cash flows (used in) provided by financing activities	$(93,179)	$(6,083)	$102,165	$39,978	$681,498

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

This section of this Form 10-K generally discusses 2019 and 2018 items and year-to-year comparisons between 2019 and 2018. Discussions of 2017 items and year-to-year comparisons between 2018 and 2017 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7, pages 49 through 54, of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

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

Overview

Hospitality Investors Trust, Inc. is a self-managed REIT that invests primarily in premium-branded select-service lodging properties in the United States. As of December 31, 2019, we own or have an ownership interest in a total of 124 hotels, with a total of 15,324 guestrooms in 33 states.

We believe in affiliating our hotels with premium brands owned by leading international franchisors such as Hilton, Marriott and Hyatt. As of December 31, 2019, all but one of our hotels operated under a franchise or license agreement with a national brand owned by one of Hilton Worldwide, Inc., Marriott International, Inc., Hyatt Hotels Corporation and Intercontinental Hotels Group or one of their respective subsidiaries or affiliates. Our one unbranded hotel has a direct affiliation with a leading university in Atlanta.

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

During 2019, as part of our investment strategy to continue to pursue the sale of non-core hotels and reallocate capital into other corporate purposes, including debt reduction, we commenced marketing for sale a total of 45 hotels. As of December 31, 2019, 20 of these hotels have been sold and 21 were subject to definitive sale agreements where the buyer has made a non-refundable deposit. See “Results of Operations” below for more detail.

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

Holders of Class C Units are entitled to receive, with respect to each Class C Unit, fixed, quarterly cumulative cash distributions at a rate of 7.50% per annum and are also entitled to receive, with respect to each Class C Unit, fixed, quarterly, cumulative PIK Distributions payable in Class C Units at a rate of 5% per annum. As of December 31, 2019, the Brookfield Investor has made $379.7 million of capital investments in us by purchasing Class C Units in the OP, and the total liquidation preference of the Class C Units was $411.8 million. The Class C Units are convertible into units of limited partner interest in the OP entitled “OP Units” (“OP Units”), which may be redeemed for shares of our common stock or, at our option, the cash equivalent. As of the date of this Annual Report on Form 10-K, the Brookfield Investor owns or controls 41.7% of the voting power of our common stock on an as-converted basis. With respect to share ownership limitations contained in our charter intended to ensure our ongoing compliance with REIT requirements, we have granted the Brookfield Investor and its affiliates a waiver of the applicable limitations which permits the Brookfield Investor and its affiliates to own up to 49.9% in value of the aggregate of the outstanding shares of our common stock, subject to terms and conditions set forth in an ownership limit waiver agreement. The SPA also contains certain standstill and voting restrictions applicable to the Brookfield Investor and certain of its affiliates.

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

We contract directly or indirectly, through our taxable REIT subsidiaries, with third-party property management companies to manage our hotel properties.  As of December 31, 2019, 73 of the hotel assets we have acquired were managed by Crestline and 51 of the hotel assets we have acquired were managed by the following other property managers: Hampton Inns Management LLC and Homewood Suites Management LLC, affiliates of Hilton Worldwide Holdings Inc. (27 hotels), InnVentures IVI, LP (2 hotels), McKibbon Hotel Management, Inc. (18 hotels) and LBA Hospitality (4 hotels). During 2019 and 2020, we transitioned management of a total of 14 hotels managed by other property managers to Crestline pursuant to Crestline’s right to manage a comparable replacement hotel (i.e., equal or greater historic annual revenue) if we sell a hotel Crestline is currently managing. We expect to similarly transition management of additional hotels to Crestline to the extent we continue to sell Crestline-managed hotels under our hotel sale program.

Highlights of our 2019 performance and current liquidity and financial position, and outlook for future performance include:

•	We continued to take advantage of attractive credit market conditions by entering into a $1.040 billion refinancing for 92 hotels and concurrently amending our term loan related to 28 additional hotels. These transactions allowed us to lower the spread component of the interest rate on the new indebtedness, extend debt maturities and generate excess proceeds of approximately $25 million.
•	We continued to execute on our strategy to sell non-core hotels. We sold a total of 20 hotels in 2019, generating excess proceeds of $37.3 million after repayment of approximately $101.2 million of related mortgage debt obligations and closing costs. As of December 31, 2019, we had another 21 hotels subject to definitive sale agreements, 17 of which have been sold between January 1, 2020 and March 15, 2020, generating excess proceeds of $19.0 million after prepayment of approximately $111.0 million of related mortgage debt obligations and closing costs. We have not yet determined what our use of the excess proceeds will be, although we anticipate that a portion of these proceeds will be utilized for working capital and liquidity purposes in light of the downturn in financial performance we are experiencing due to the coronavirus pandemic.
•

We continued to execute on our PIP reinvestment strategy across our portfolio. During the year, we completed PIP work on 13 hotels and invested approximately $50.8 million as part of our PIP program and for other capital improvements.

•

2019 room revenues decreased $9.1 million, or 1.6%, versus 2018, driven by a lower number of total rooms in the portfolio due to the sale of 20 hotels during the year ended December 31, 2019.  In 2019, our hotels generally out-performed their competitive sets. Excluding the 20 hotels we sold during 2019, revenue per available room, or RevPAR, increased 0.8% from 2018 to 2019, from $95.03 to $95.75, and excluding the 45 hotels we commenced marketing during 2019, RevPAR increased 1.4% from 2018 to 2019, from $99.65 to $101.06.

•

We continue to be impacted by increasing labor costs at our hotels, and we have been unable to fully offset this increase by raising room rates or through cost or other efficiencies. We anticipate the trend of increasing labor costs will continue during 2020. Further, future RevPAR growth, if any, may not keep pace with increasing labor costs.

•	We have experienced new supply in many of our markets and general deceleration of growth in RevPAR during 2018 and 2019. Competition from new supply has contributed to occupancy and/or RevPar declines in certain markets. These trends may continue in 2020.
•	We believe the performance of our portfolio is correlated to the performance of the United States economy overall, and while economic indicators such as record low unemployment and high consumer confidence in the United States have recently appeared to be healthy, concerns about the novel coronavirus pandemic have introduced significant economic uncertainty in the United States and have begun to adversely impact our business. In early March 2020, we started to see softening of demand and revenue weakness across our portfolio triggered by direct guest cancellations at our hotels as well as cancellations of business and industry conventions and meetings in certain of our markets. These conditions have worsened over the course of the month as the level of overall business and leisure travel has declined significantly due to concerns about the coronavirus pandemic, and we anticipate they will continue and likely worsen further as governments and businesses take additional actions to respond to the risks of the coronavirus pandemic. We are working closely with our third party property managers to respond to these developments and to implement various cost reduction and other liquidity preservation measures which have included temporary hotel staff reductions and temporarily closing certain hotels. We have also begun to reach out to various contract counterparties, such as lenders and ground lessors, about payment waivers and deferrals, as well as other liquidity preservation measures. These efforts are expected to continue, although there can be no assurance all or any one of them will be successful.
•

During February 2019, we used the proceeds from the Final Closing with the Brookfield Investor to redeem the remaining $219.7 million in liquidation value of  preferred equity interests issued by two of our subsidiaries that indirectly owned a portfolio of 116 hotels we acquired in February 2015 (the "Grace Preferred Equity Interests"), and the Brookfield Investor no longer has any obligations or rights to purchase additional Class C Units.

•

As of December 31, 2019, our loan-to-value ratio was 64.9%. This leverage percentage does not include the Class C Units (which may be redeemed by the Brookfield Investor at any time on or after March 31, 2022 for a redemption price equal to the liquidation preference) as indebtedness and is calculated based on total cost of real estate assets before accumulated depreciation and amortization. The market value of our real estate assets may be materially lower.

•

All our properties have been pledged as security for our indebtedness, and we intend to extend or refinance this indebtedness at or prior to maturity. Our ability to refinance debt will be affected by our financial condition and various other factors existing at the relevant time, including factors beyond our control such as capital and credit market conditions, the state of the national and regional economies, local real estate conditions and the equity in and value of the related collateral. The recent coronavirus pandemic has begun to adversely impact credit and capital market conditions and as a result of these developments we may be unable to access these markets until conditions normalize.

•	We believe our cash on hand and sources of additional liquidity, which are primarily comprised of operating cash flow and proceeds from refinancings and asset sales and could also include proceeds from borrowings or equity issuances, will allow us to meet our ongoing existing capital requirements. Our major capital requirements currently include PIPs and other hotel capital expenditures and related lender reserve deposits, interest and principal payments under our indebtedness, and distributions payable with respect to Class C Units, and beginning in March 2022, may include redemptions of the Class C Units at the option of the holder. However, there can be no assurance the amounts on hand and actually generated will be sufficient for these purposes.

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

Our revenues are comprised of rooms revenue, food and beverage revenue and other revenue which accounted for approximately 94.1%, 3.3%, and 2.6%, respectively, of our total revenues for the year ended December 31, 2019. Hotel operating expenses (which exclude transaction related costs, general and administrative, depreciation and amortization and impairment of goodwill and long-lived assets) represent approximately 63.7% of our total operating expenses for the year ended December 31, 2019.

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

Impairment of Long Lived Assets

Upon the occurrence of certain “triggering events” under the provisions of the Accounting Standards Codification ("ASC") section 360-Property, Plant and Equipment, we review our hotel investments which are considered to be long-lived assets under GAAP for impairment.  These triggering events may include the initiation of marketing an asset for sale, significant declines in market value of the asset, significant declines in operating performance, significant adverse changes in economic conditions, and potential sales of hotel properties which result in shorter holding periods. If a triggering event occurs and circumstances indicate the carrying amount of the property may not be recoverable, we perform a recoverability test which compares the carrying amount to an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property’s use and eventual disposition. The estimates consider factors such as expected future operating income, market and other applicable trends and residual value, as well as the effects of demand, competition and other factors. If we determine we are unable to recover the carrying amount of the asset over the useful life, impairment is deemed to exist and an impairment loss will be recorded to the extent that the carrying amount exceeds the estimated fair value of the property which results in an immediate charge to net income.

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

Until the Final Closing, we could have become obligated pursuant to the SPA with the Brookfield Investor to issue additional Class C Units. This obligation was considered a contingent forward contract under ASC section 480 - Distinguishing Liabilities from Equity, and we accounted for it as a liability. The Final Closing with the Brookfield Investor occurred on February 27, 2019, and the Brookfield Investor no longer has any obligations or rights to purchase additional Class C Units. The contingent forward liability was extinguished upon the Final Closing, and, accordingly, we will not have any such obligations in the future.  At December 31, 2018 and 2017, the fair value of the contingent forward liability was zero and $1.4 million, respectively, and changes in fair value were recognized as income through current earnings.

Revenue Performance Metrics

We measure hotel revenue performance by evaluating revenue metrics such as:

•

Occupancy percentage (“Occ”) - Occ represents the total number of hotel rooms sold in a given period divided by the total number of rooms available. Occ measures the utilization of our hotels' available capacity.

•	Average Daily Rate (“ADR”) - ADR represents room revenues divided by the total number of rooms sold in a given period.

•	Revenue per Available room, or RevPAR - RevPAR is the product of ADR and Occ.

ADR and RevPAR do not include food and beverage or other revenues generated by the hotels.

Occ, ADR, and RevPAR are commonly used measures within the hotel industry to evaluate hotel operating performance. RevPAR is an important metric for monitoring operating performance at the individual hotel property level and across our business as a whole. We evaluate individual hotel RevPAR performance on an absolute basis with comparisons to budget, to prior periods and to the hotel competitive set in the market, as well as on a company-wide and regional basis. Our hotel competitive sets generally include branded hotels of similar size, location, age and chain scale (as designated by STR, Inc.).

Our Occ, ADR and RevPAR performance may be affected by macroeconomic factors such as regional and local employment growth, personal income and corporate earnings, office vacancy rates and business relocation decisions, airport and other business and leisure travel, new hotel property construction, and the pricing strategies of competitors. In addition, our Occ, ADR and RevPAR performance are dependent on the continued success of our franchisors and brands.

We generally expect that room revenues will make up a significant majority of our total revenues, and our revenue results will therefore be highly dependent on maintaining and improving Occ and ADR, which drive RevPAR.

Results of Operations

Our results of operations have in the past, and may continue to be, impacted by our acquisition and disposition activities. Our hotel portfolio has been acquired through a series of seven portfolio purchases during the period from March 2014 to April 2017, which ranged in size from 116 hotels with a purchase price of $1.8 billion (the "Grace Portfolio") to two hotels with a purchase price of $48.6 million.

We sold four non-core hotels during the fourth quarter of 2017 and the first quarter of 2018 which generated net proceeds of $4.3 million after associated repayments of Grace Preferred Equity Interests and indebtedness. As part of our primary business objective to maximize stockholder value and position ourselves for a liquidity event, we intend to continue to pursue the sale of hotels we determine are non-core to our portfolio and reallocate that capital into other corporate purposes, including debt reduction, we believe will produce more attractive stockholder returns. As part of this investment strategy, we commenced marketing for sale a total of 45 hotels during the year ended December 31, 2019. Our non-core hotel sale activity is expected to continue in future periods through the completion of pending sale transactions and the marketing and sale of additional hotels. Our hotel sale program is subject to market conditions and there can be no assurance we will be successful in selling hotels at our target prices or at all. Additionally, the proceeds from some of the hotels we sold during 2019 and 2020 as part of our hotel sale program were below, and we expect that the proceeds from certain of the additional hotels for which we have entered into definitive sale agreements will be below, the corresponding estimated value of such hotel included in our most recent Estimated Per-Share NAV, which could negatively impact Estimated Per-Share NAV as of December 31, 2019.

During the year ended December 31, 2019, we sold 20 hotels set forth in the table below.

Property	Location	Number of Rooms

Courtyard Bowling Green Convention Center	Bowling Green, KY	93
Courtyard Chicago Elmhurst Oakbrook Area	Elmhurst, IL	140
Courtyard Lexington	Lexington, KY	90
Courtyard Mobile	Mobile, AL	78
Fairfield Inn & Suites Baton Rouge South	Baton Rouge, LA	78
Fairfield Inn & Suites Germantown	Germantown, TN	80
Fairfield Inn & Suites Spokane Downtown	Spokane, WA	84
Hampton Inn Chicago Gurnee	Gurnee, IL	134
Hampton Inn Cleveland Westlake	Westlake, OH	122
Hampton Inn Colorado Springs Central Airforce Academy	Colorado Springs, CO	125
Hampton Inn Columbus Dublin	Dublin, OH	123
Hampton Inn Morgantown	Morgantown, WV	107
Hampton Inn Pickwick Dam at Shiloh Falls	Pickwick, TN	50
Hampton Inn St Louis Westport	Maryland Heights, MO	122
Holiday Inn Express & Suites Kendall East Miami	Miami, FL	66
Homewood Suites Memphis Germantown	Germantown, TN	92
Hyatt Place Baton Rouge I 10	Baton Rouge, LA	126
SpringHill Suites Baton Rouge South	Baton Rouge, LA	78
SpringHill Suites Houston Hobby Airport	Houston, TX	122
TownePlace Suites Baton Rouge South	Baton Rouge, LA	90

The aggregate sales price of these hotels was $138.5 million, resulting in a gain of approximately $4.9 million, which is included in gain on sale of assets on our Consolidated Statement of Operations and Comprehensive Loss. We had previously recognized impairment losses on 14 of these hotels in anticipation of their expected sale, and this gain partially represents the amount by which the realized sale proceeds exceeded the estimated sales proceeds at the time the impairments were recorded. These sales generated net proceeds to us of approximately $37.3 million, after prepayment of approximately $101.2 million of related mortgage debt obligations and closing costs.

We have not yet determined what our use of the excess proceeds from the hotels we have sold will be, although we anticipate that a portion of these proceeds will be utilized for working capital and liquidity purposes in light of the downturn in financial performance we are experiencing due to the coronavirus pandemic.

As of December 31, 2019, with respect to the other hotels we have commenced marketing for sale, we had entered into definitive agreements to sell the 21 hotels set forth in the table below where the buyer has made a non-refundable deposit.

Property	Location	Number of Rooms

Courtyard Gainesville	Gainesville, FL	81
Courtyard Memphis Germantown	Germantown, TN	93
Hampton Inn Albany Wolf Road Airport	Albany, NY	153
Hampton Inn Columbia I 26 Airport	Columbia West, SC	120
Hampton Inn Dallas Addison	Addison, TX	158
Hampton Inn Detroit Northville	Northville, MI	124
Hampton Inn Fort Collins	Fort Collins, CO	75
Hampton Inn Kansas City Airport	Kansas City, MO	120
Hampton Inn Kansas City Overland Park	Overland Park, KS	133
Homewood Suites Jackson Ridgeland	Ridgeland, MS	91
Hyatt Place Baltimore Washington Airport	Linthicum Heights, MD	127
Hyatt Place Birmingham Hoover	Birmingham, AL	126
Hyatt Place Chicago Schaumburg	Schaumburg, IL	127
Hyatt Place Cincinnati Blue Ash	Blue Ash, OH	125
Hyatt Place Columbus Worthington	Columbus, OH	124
Hyatt Place Indianapolis Keystone	Indianapolis North Loop, IN	124
Hyatt Place Kansas City Overland Park Metcalf	Overland Park, KS	124
Hyatt Place Richmond Innsbrook	Glen Allen, VA	124
Residence Inn Jackson Ridgeland	Ridgeland, MS	100
Residence Inn Mobile	Mobile, AL	66
Springhill Suites San Antonio Medical center Northwest	San Antonio Northwest, TX	112

 During the year ended December 31, 2019, we recognized an impairment loss on 17 of these 21 hotels, and made certain adjustments to previous impairment estimates, totaling $60.9 million, which includes the estimated costs to sell the assets (See Note 16 – Impairments to our accompanying consolidated financial statements included in this Annual Report on Form 10-K for more details).

Between January 1, 2020 and March 15, 2020, we sold 17 of the above 21 hotels, and generated net proceeds of approximately $19.0 million, after prepayment of approximately $111.0 million of related mortgage obligations and closing costs. We have not yet determined what our use of the excess proceeds from the hotels we have sold will be, although we anticipate that a portion of these proceeds will be utilized for working capital and liquidity purposes in light of the downturn in financial performance we are experiencing due to the coronavirus pandemic.  We expect to close the sale of the remaining eight hotels we have entered into definitive agreements to sell as of March 16, 2020, including four additional hotels which became subject to definitive sale agreements during 2020, with an aggregate contract purchase price of $83.1 million, during or prior to the third quarter of 2020. These sales are expected to generate net proceeds to us of approximately $4.7 million, after prepayment of approximately $78.4 million of related mortgage debt obligations and estimated closing costs. The sales that have not yet been completed are subject to customary closing conditions, and there can be no assurance they will be completed on their current terms, or at all.

The hotel business is capital-intensive and renovations are a regular part of the business. We have been undertaking a large-scale PIP program across a significant portion of the hotels in our portfolio. As of December 31, 2019, we have substantially completed work on 92 of the 121 hotels that are part of our PIP program, including 15 hotels either sold between January 1, 2020 and March 15, 2020, or expected to be sold during or prior to the third quarter of 2020. We completed PIP work on 13 hotels in 2017, 35 hotels in 2018 and 13 hotels in 2019.  All of the 20 hotels we sold during 2019 had been part of our PIP program prior to sale, and we had completed PIP work on six of those hotels prior to sale. Due to the progress we have made in our PIP program and the commencement of increased disposition activity, going forward, we expect the number of hotels that undergo PIP renovations to moderate to less than ten hotels annually as we target for sale many of the remaining unrenovated hotels in our PIP program and we have and expect to continue to defer capital expenditures. We expect to substantially complete our PIP program over the next two to three years.

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

Comparison of the Year Ended December 31, 2019 to the Year Ended December 31, 2018

Room revenues for the portfolio were $563.3 million for the year ended December 31, 2019, compared to room revenues of $572.4 million for the year ended December 31, 2018. The decrease in room revenues was primarily driven by a lower number of total rooms in the portfolio due to the sale of 20 hotels during the year ended December 31, 2019.

The decrease in room revenues was partially offset by higher occupancy and ADR, primarily as a result of fewer hotels under renovation during the year ended December 31, 2019, compared to the prior year. An aggregate of 16 hotels were under renovation pursuant to our PIP program during the year ended December 31, 2019, which represented approximately 1,600 nights during the period when a room could not be used due to ongoing renovations, compared to 53 hotels under renovation during the year ended December 31, 2018, which represented approximately 3,900 nights during the period when a room could not be used due to ongoing renovations. A large-scale capital project that would result in the Company considering a hotel under renovation is an extensive renovation of core aspects of the hotel, such as rooms, meeting space, lobby, bars, restaurants, and other public spaces. Both quantitative and qualitative factors are taken into consideration in determining if a particular renovation would cause a hotel to be considered to be under renovation for these purposes, including unusual or exceptional circumstances such as a reduction or increase in room count, a significant alteration of the business operations, or the closing of material portions of the hotel during the renovation.

The following table presents actual operating information of the hotels in our portfolio for the periods in which we have owned them.

	Year Ended
Total Portfolio	December 31, 2019	December 31, 2018
Number of rooms	15,324	17,321
Occ	74.6%	73.9%
ADR	$125.01	$124.33
RevPAR	$93.23	$91.83

The next table below presents pro-forma operating information only of the hotels in our portfolio that we owned as of December 31, 2019, for the full periods presented. Therefore, this table excludes operating information for the 20 hotels we sold during the year ended 2019.

	Year Ended
Pro-forma (124 hotels)	December 31, 2019	December 31, 2018
Number of rooms	15,324	15,324
Occ	75.4%	74.9%
ADR	$127.04	$126.90
RevPAR	$95.75	$95.03
RevPAR change	0.8%

The next table below presents pro-forma operating information of the hotels that we owned as of December 31, 2019, excluding all 45 hotels that we commenced marketing for sale during the year ended December 31, 2019 (20 of which had been sold as of December 31, 2019), for the full period presented.

	Year Ended
Pro-forma (99 hotels)	December 31, 2019	December 31, 2018
Number of rooms	12,391	12,391
Occ	77.0%	76.3%
ADR	$131.23	$130.62
RevPAR	$101.06	$99.65
RevPAR change	1.4%

Other non-room operating revenues for the portfolio include food and beverage, and other ancillary revenues such as conference center, market, parking, telephone and cancellation fees. Total non-room operating revenues, including the results of only the hotels in our portfolio that we owned as of the year ended December 31, 2019, increased 6.5% over the prior year period driven primarily by higher other ancillary revenues.

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

Total hotel operating expenses (which exclude transaction related costs, general and administrative, depreciation and amortization, and impairment of goodwill and long-lived assets), including the results of only the hotels in our portfolio that we owned as of the year ended December 31, 2019, increased approximately 2.7% over the prior year period primarily due to higher other property-level operating expenses driven by higher wage and benefits costs. We continue to be impacted by increasing wage and benefits costs at our hotels, and we anticipate this trend will continue during 2020 and the foreseeable future.

Transaction related costs increased $0.7 million for the year ended December 31, 2019, compared to the prior year period, driven by certain costs associated with hotel sales.

General and administrative expenses increased by $0.9 million for the year ended December 31, 2019, compared to the prior year period, primarily due to the write off of deferred financing fees related to sold hotels and higher salary and benefits costs, partially offset by lower professional fees.

Depreciation and amortization decreased approximately $2.1 million for the year ended December 31, 2019, compared to the prior year period, driven by the sale of 20 hotels and the classification of 21 hotels as held for sale during the 2019 period.

Impairment of goodwill and long-lived assets increased by $85.7 million for the year ended December 31, 2019, compared to prior year period, driven by impairments on 33 hotels and five hotels with goodwill impairment. All but two of the 33 hotels were either sold during 2019 or subject to definitive sale agreement as of December 31, 2019. See Note 15 - Sale of Hotels and Assets Held for Sale and Note 16 - Impairments to our accompanying consolidated financial statements included in this Annual Report on Form 10-K for further details.  Our hotels have been and may continue to be subject to impairment charges.

Gain (loss) on sales of assets, net, changed by $5.0 million for the year ended December 31, 2019, primarily driven by the gain on the sale of hotels in the 2019 period.

Interest expense decreased $13.5 million for the year ended December 31, 2019, compared to the prior year period, driven by the elimination of interest expense on the remaining $219.7 million in liquidation value of Grace Preferred Equity Interests upon their redemption on February 27, 2019, and lower deferred financing fees amortization as the portion attributable to the Term Loan was fully amortized. The year-over-year decrease in interest expense paid with respect to the Grace Preferred Equity Interests was $15.4 million, which is offset by cash distributions of $27.8 million (not including PIK Distributions) paid on the Class C Units during the year ended December 31, 2019 which are included as part of "Dividends on Class C Units (cash and PIK)" in the Consolidated Statements of Operations and Comprehensive Loss.

Other income (loss) changed by $0.3 million for the year ended December 31, 2019, compared to the prior year period.

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

The following table reconciles our net loss attributable to common stockholders in accordance with GAAP to Hotel EBITDA for the years ended December 31, 2019, 2018, and 2017 (unaudited in thousands):

	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018	For the Year Ended December 31, 2017
Net loss attributable to common stockholders	$(214,503)	$(109,549)	$(90,693)
Deemed dividend related to beneficial conversion feature of Class C Units	—	—	4,535
Dividends on Class C Units	46,286	20,830	13,103
Accretion of Class C Units	4,798	2,581	1,668
Net loss before dividends and accretion (in accordance with GAAP)	(163,419)	(86,138)	(71,387)
Less: Net (loss) income attributable to non-controlling interest	(42)	85	244
Net loss and comprehensive loss (in accordance with GAAP)	$(163,461)	$(86,053)	$(71,143)
Depreciation and amortization	109,586	111,730	105,237
Impairment of goodwill and long-lived assets	115,522	29,796	32,689
Interest expense	92,681	106,199	98,865
Transaction related costs	780	64	498
Other (income) expense	(1,729)	(1,986)	1,359
(Gain) Loss on sale of assets, net	(4,807)	188	(99)
Equity in earnings of unconsolidated entities	(314)	(187)	(403)
General and administrative	20,762	19,831	18,889
Income tax benefit	(3,138)	(2,606)	(1,926)
Hotel EBITDA	$165,882	$176,976	$183,966

Hotel EBITDA declined in 2019 compared to 2018 primarily due to the sale of 20 hotels and increases in hotel operating expenses, partially offset by an increase in RevPAR.

Cash Flows for the Year Ended December 31, 2019

Net cash provided by operating activities was $74.1 million for the year ended December 31, 2019. Cash provided by operating activities was positively impacted primarily by increases in accounts payable and accrued expenses.

Net cash provided by investing activities was $80.9 million for the year ended December 31, 2019, primarily impacted by proceeds from sale of hotels, partially offset by PIPs and other capital investments in our properties.

Net cash used in financing activities was $93.2 million for the year ended December 31, 2019. Cash used in financing activities was primarily impacted by redemptions of Grace Preferred Equity Interests, distributions paid on the Class C Units and deferred financing fees on new indebtedness, partially offset by excess cash proceeds from the refinancing of mortgage debt, reduced by repayment of mortgage debt in connection with hotel sales, and proceeds from Class C Unit sales.

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

Liquidity and Capital Resources

As of December 31, 2019, we had cash and cash equivalents on hand of $103.2 million. Under certain of our debt obligations, we are required to maintain minimum liquidity of $15.0 million to comply with financial covenants, and we expect to satisfy this covenant through liquidity we maintain at individual hotels as well as through other sources.

We conducted our IPO from January 2014 until November 2015 without listing shares of our common stock on a national securities exchange, and we have not subsequently listed our shares.  In November 2015, our IPO was suspended, and we no longer had a capital source to fund our planned hotel acquisition activity, which at that time included certain pending acquisitions, scheduled repayment of the Grace Preferred Equity Interests (which effectively represented seller financing of the portion of the purchase price of our February 2015 acquisition of the Grace Portfolio between the equity portion funded by us and mortgage and mezzanine debt provided by our lenders), and brand-mandated PIP obligations on our newly acquired hotel portfolio. Accordingly, we required funds in addition to operating cash flow and cash on hand to meet our capital requirements, and we immediately began to evaluate and undertake a variety of measures to generate and acquire additional liquidity to address these capital requirements in light of the fact that we could no longer expect to generate additional proceeds from our IPO. These measures included changing our distribution policy, extending certain of our obligations under PIPs, extending obligations to pay contingent consideration with respect to closed hotel acquisitions, marketing and selling certain hotels and seeking new debt or equity capital.

In January 2017, we entered into the SPA with the Brookfield Investor pursuant to which the Brookfield Investor agreed to make capital investments of up to $400 million representing an immediate purchase of $135.0 million in Class C Units in the OP together with a commitment to purchase up to $265.0 million in additional Class C Units in the OP during a period ending in February 2019. As of December 31, 2019, the Brookfield Investor has made $379.7 million of capital investments by purchasing Class C Units in the OP, and the total liquidation preference of the Class C Units (which includes quarterly PIK Distributions that are paid on the outstanding liquidation preference) was $411.8 million. We utilized the proceeds from these sales of Class C Units to repay indebtedness, to fund redemptions of the Grace Preferred Equity Interests in accordance with their terms, to fund brand-mandated PIPs, to fund the acquisition of seven hotels in April 2017 which had been pending at the time our IPO was suspended, and for other general corporate purposes. We fully redeemed the Grace Preferred Equity Interests in February 2019 with the proceeds from the final sale of Class C Units pursuant to the SPA, and the Brookfield Investor no longer has any obligations or rights to purchase additional Class C Units.

We have been undertaking a large-scale PIP program across a significant portion of the hotels in our portfolio. As of December 31, 2019, we have substantially completed work on 92 of the 121 hotels that are part of our PIP program, including 13 hotels with PIP work completed during 2019. Since acquiring our hotels, we have reinvested $358.1 million in our hotels through PIPs and other capital improvements, including approximately $24.4 million invested in hotels we have sold. We spent approximately $50.8 million as part of our PIP program and for other capital improvements during the year ended December 31, 2019. We periodically deposit reserves with our mortgage lenders that we utilize to fund a portion of the PIP work and other capital improvements. As of December 31, 2019, we had $32.4 million of PIP and other capital improvements reserves. As of December 31, 2019, we were scheduled to fund an additional $12.4 million in PIP reserves with our mortgage lenders during 2020, and $2.5 million during 2021. We expect to substantially complete our PIP program over the next two to three years.

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

We intend to either extend or refinance our indebtedness at or prior to maturity, and we believe our cash on hand and sources of additional liquidity, which are primarily comprised of operating cash flow and proceeds from refinancings and asset sales and could also include proceeds from borrowings or equity issuances, will allow us to meet our ongoing existing capital requirements. However, there can be no assurance the amounts on hand and actually generated will be sufficient for these purposes. Accordingly, we may require additional liquidity to meet our capital requirements.  Any additional borrowings or equity issuances may not be available on favorable terms or at all. Borrowings (as well as certain refinancing transactions) and equity issuances are also subject to the Brookfield Approval Rights, and there can be no assurance this prior approval will be provided when requested, or at all. If obtained, any additional or alternative debt or equity capital could be on terms that would not be favorable to us or our stockholders, including high interest rates, in the case of debt, and substantial dilution, in the case of issuing equity or convertible debt securities.

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

 To manage our liquidity, we have and expect to continue to defer certain capital expenditures. We believe such deferrals are prudent in light of our liquidity position and the expected return on investments. However, these decisions could adversely affect the performance of the applicable hotels and could result in further negotiations with the franchisors as to brand compliance.

As of December 31, 2019, we had principal outstanding of $1.5 billion under our indebtedness most of which was incurred in acquiring the properties we currently own. As of December 31, 2019, our loan-to-value ratio was 64.9%. This leverage percentage does not include the Class C Units (which may be redeemed by the Brookfield Investor at any time on or after March 31, 2022 for a redemption price equal to the liquidation preference) as indebtedness and is calculated based on total cost of real estate assets before accumulated depreciation and amortization. The market value of our real estate assets may be materially lower.

We have financed substantially all our hotels with mortgage debt and, in some cases, mezzanine debt. The maturity date and certain other terms of our mortgage and mezzanine debt obligations are summarized at Note 5 of the consolidated financial statements included in this Form 10-K. We intend to manage the maturity of our debt obligations by extending or refinancing the related debt at or prior to maturity. Depending upon market conditions, we may seek to generate additional liquidity from financing and refinancing of hotels in our portfolio, and this liquidity, to the extent available, may be utilized for various corporate purposes such as to repay other indebtedness, fund the PIP program or, subject to the Brookfield Approval Rights, for new hotel acquisitions. On May 1, 2019, we refinanced $961.1 million in principal amount of the then outstanding mortgage and mezzanine indebtedness encumbering 89 of our hotel properties with new mortgage and mezzanine indebtedness of $1,040 million secured by a total of 92 hotel properties (the “92-Pack Loans”).  At closing, we used the additional net proceeds from the 92-Pack Loans after accrued interest and closing costs as follows: (i) $25.0 million was used to repay a portion of the principal amount then outstanding under one of our other mortgage loans then encumbering 28 of our other hotel properties (the “Term Loan”); and (ii) $10.0 million was deposited into a reserve with the lenders under the 92-Pack Loans that we can utilize to fund expenditures for work required to be performed under PIPs required by franchisors of the hotel properties encumbering the 92-Pack Loans. The 92-Pack Loans generated approximately $25.0 million of additional working capital for us. On May 22, 2019, we entered into an amendment to the Term Loan to reduce the commitment under the Term Loan from $310.0 million to $285.0 million, to add one additional extension term of one-year to the term of the Term Loan, such that if we exercise all extension rights, the maturity date of the Term Loan would be May 1, 2023, and to make certain other modifications.  As of December 31, 2019,  the number of hotels collateralizing the 92-Pack Loans and the Term Loan had been reduced to 78 hotels and 23 hotels, respectively, due to the 20 hotel sales completed during the year ended December 31, 2019, and additional hotels have been and will continue to be released from these loans as we continue to execute on our asset sale program.

We are subject to periodic debt yield and debt service coverage tests under our indebtedness.  Failure to satisfy these tests, although not an event of default under the indebtedness, could cause cash flows from the properties financed after debt service, certain property operating expenses and loan reserves to be diverted to the lender, as additional loan collateral until the tests have been satisfied or we prepay sufficient principal to meet the applicable test.  The declines in our financial results caused by the recent coronavirus pandemic could result in our failure to satisfy the coverage tests under our indebtedness, which could have a material adverse effect on our liquidity.

The recent coronavirus pandemic has also begun to adversely impact credit and capital market conditions and as a result of these developments we may be unable to access these markets until conditions normalize.  During 2020, we have two debt obligations scheduled to mature: $10.5 million principal amount of mortgage debt secured by the Hilton Garden Inn Blacksburg, VA hotel (a joint venture in which we own a 56.5% interest) which is scheduled to mature in June and $232.0 million principal amount of mortgage debt secured by 21 properties which is scheduled to mature in October 2020. The debt obligations scheduled to mature in 2020, like all of our other debt obligations, are non-recourse, subject to customary non-recourse exceptions. At this time due to the uncertainties with regard to the coronavirus pandemic, including as to its duration and severity, we cannot predict whether we will be able to access the credit markets and refinance these debt obligations in a timely manner, and, accordingly we have requested extensions of these debt obligations. There can be no assurance we will be able to obtain these extensions on favorable terms, or at all. If credit market conditions improve, we may instead seek to refinance these debt obligations. We cannot provide any assurances our efforts to extend or refinance these debt obligations in a timely manner or on favorable terms will be successful.

Our ability to refinance debt will be affected by our financial conditions and various other factors existing at the relevant time, including factors beyond our control such as capital and credit market conditions, the state of the national and regional economies, local real estate conditions and the equity in and value of the related collateral. Any extension or refinancing may also require prior approval under the Brookfield Approval Rights, and there can be no assurance this prior approval will be provided when requested, or at all. If we are not able to extend these debt obligations or refinance them when they mature, we will be required to seek alternative financing to continue our operations. No assurance can be given that any extension, refinancing or alternative financing will be available when required or that we will be able to negotiate acceptable terms. Moreover, if interest rates are higher when these loans are refinanced or replaced with alternative financing, our cash flow would be reduced.

During the year ended December 31, 2019, we sold 20 hotels with an aggregate sales price of $138.5 million. These sales generated net proceeds to us of approximately $37.3 million, after prepayment of approximately $101.2 million of related mortgage debt obligations and closing costs.

As of December 31, 2019, we had entered into definitive agreements to sell 21 of the 25 hotels that we have commenced marketing for sale that have not yet been sold. Between January 1, 2020 and March 15, 2020, we sold 17 of the 21 hotels, and generated net proceeds of approximately $19.0 million, after prepayment of approximately $111.0 million of related mortgage obligations and closing costs. We have not yet determined what our use of the excess proceeds from the hotels we have sold will be, although we anticipate that a portion of these proceeds will be utilized for working capital and liquidity purposes in light of the downturn in financial performance we are experiencing due to the coronavirus pandemic.  We expect to close the sale of the remaining eight hotels we have entered into definitive agreements to sell as of March 16, 2020, including four additional hotels which became subject to definitive sale agreements during 2020, with an aggregate contract purchase price of $83.1 million, during or prior to the third quarter of 2020. These sales are expected to generate net proceeds to us of approximately $4.7 million, after prepayment of approximately $78.4 million of related mortgage debt obligations and estimated closing costs. The sales that have not yet been completed are subject to customary closing conditions, and there can be no assurance they will be completed on their current terms, or at all.

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

For the year ended December 31, 2017, the Company paid cash distributions of $7.9 million and PIK Distributions of 355,349.60 Class C Units to the Brookfield Investor, as the sole holder of the Class C Units. For the year ended December 31, 2018, the Company paid cash distributions of $12.5 million and PIK Distributions of 564,870.56 Class C Units to the Brookfield Investor, as the sole holder of the Class C Units. For the year ended December 31, 2019, the Company paid cash distributions of $27.8 million and PIK Distributions of 1,255,214.93 Class C Units to the Brookfield Investor, as the sole holder of the Class C Units.

Contractual Obligations

We have the following contractual obligations as of December 31, 2019:

Debt Obligations:

The following is a summary of principal and interest due under our mortgage debt obligations as of December 31, 2019 (in thousands):

	Total	2020	2021-2022	2023-2024	Thereafter
Principal payments due on mortgage notes payable	$1,473,166	$242,500	$—	$1,230,666	$—
Interest payments due on mortgage notes payable	274,660	66,887	115,628	92,145	—
Total	$1,747,826	$309,387	$115,628	$1,322,811	$—

Mortgage notes payable due dates assume exercise of all borrower extension options. Estimated interest payments on our variable rate debt are based on interest rates as of December 31, 2019.

Class C Unit Obligations:

The following table reflects the cash distributions obligations on the Class C Units over the next five years and thereafter as of December 31, 2019 (in thousands):

	Total	2020	2021-2022	2023-2024	Thereafter
Distributions on Class C Units	$74,023	$32,006	$42,017	$—	$—

Beginning in March 2022, we may also be required to fund redemptions of the Class C Units at the option of the holder. The above calculation of cash distributions assumes the Class C Units are redeemed in full on March 31, 2022.

Lease Obligations:

The following table reflects the minimum base rental cash payments under leases of our hotel properties and our corporate space lease over the next five years and thereafter as of December 31, 2019 (in thousands):

	Total	2020	2021-2022	2023-2024	Thereafter
Lease payments due	$93,050	$5,439	$11,085	$10,885	$65,641

Property Improvement Plan Reserve Deposits:

The following table reflects estimated PIP reserve deposits that are required under our mortgage debt obligations over the next five years as of December 31, 2019 (in thousands):

	Total	2020	2021-2022	2023-2024	Thereafter
PIPs reserve deposits due	$14,933	$12,433	$2,500	$—	$—

Election as a REIT

We elected to be taxed as a REIT commencing with our taxable year ended December 31, 2014. In order to continue to qualify as a REIT, we must distribute annually to our stockholders 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding net capital gain, and must comply with various other organizational and operational requirements. As of December 31, 2019, we had $316.0 million of net operating loss ("NOL") carry forwards that may be used in the future to reduce the amount otherwise required to be distributed by us to meet REIT requirements. However, the NOLs arising for tax years beginning after December 31, 2017 will not be able to offset more than 80% of out taxable income and therefore may not be able to reduce the amount required to be distributed by us to meet REIT requirements to zero. None of these NOLs will expire for at least a decade and the NOLs arising for tax years beginning after December 31, 2017 may be carried forward indefinitely.  Other limitations may apply to our ability to use our NOLs to offset taxable income.

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

Inflation

We may be adversely impacted by increases in labor, construction and other operating costs due to inflation that may not be offset by increased room rates or other expense reduction measures.

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

As of December 31, 2019, we had not fixed the interest rate for $1.2 billion of our secured variable-rate debt. As a result, we are subject to the potential impact of rising interest rates, which could negatively impact our profitability and cash flows. In order to mitigate our exposures to changes in interest rates, we have entered into interest rate cap agreements with respect to all $1.2 billion of our variable-rate debt. The estimated impact on our annual results of operations, of an increase or decrease of 100 basis points in interest rates, would be to increase or decrease annual interest expense by approximately $12.5 million. The estimated impact assumes no changes in our capital structure. As the information presented above includes only those exposures that exist as of December 31, 2019, it does not consider those exposures or positions that could arise after that date. The information represented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.

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

In connection with the preparation of our Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making that assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013).

Based on its assessment, our management concluded that, as of December 31, 2019, our internal control over financial reporting was effective.

The rules of the SEC do not require from us, and this annual report does not include, an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

During the fourth quarter of the fiscal year ended December 31, 2019, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

2020 Annual Meeting

On March 24, 2020, our board of directors determined that our 2020 annual meeting of stockholders will be held on August 5, 2020 at the Company’s executive offices, located at Park Avenue Tower, 65 East 55th Street, New York, NY 10022, commencing at 1:00 p.m. (local time). Stockholders of record at the close of business on May 7, 2020 will be entitled to vote at our 2020 annual meeting of stockholders.

In accordance with our bylaws, notice by a stockholder of any nomination or other business to be properly brought before our 2020 annual meeting of stockholders by a stockholder pursuant to our bylaws must be delivered by April 9, 2020.

With respect to stockholder proposals within the scope of Rule 14a-8 under the Exchange Act, the date by which shareholder proposals must have been received by us in order to be timely will continue to be April 14, 2020, as previously disclosed, and any proposal received at our principal executive offices after such date will be considered untimely.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

We have adopted a Code of Business Conduct and Ethics that applies to all of our executive officers and directors, including but not limited to, our principal executive officer and principal financial officer. A copy of our Code of Business Conduct and Ethics is available on our website at www.HITREIT.com, and may also be obtained, free of charge, by sending a written request to our principal executive office at Park Avenue Tower, 65 East 55th Street, Suite 801, New York, NY, Attention: General Counsel.

The other information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2020 annual meeting of stockholders.

Item 11. Executive Compensation.

The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2020 annual meeting of stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2020 annual meeting of stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2020 annual meeting of stockholders.

Item 14. Principal Accounting Fees and Services.

The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2020 annual meeting of stockholders.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) Financial Statement Schedules

See the Index to Consolidated Financial Statements at page F-1 of this report.

The following financial statement schedule is included herein the end of Part IV of this report:

Schedule III — Real Estate and Accumulated Depreciation

(b) Exhibits

EXHIBIT INDEX

The following exhibits are included in this Annual Report on Form 10-K for the year ended December 31, 2019 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
3.1(2)	Articles of Amendment and Restatement of Hospitality Investors Trust, Inc.
3.2(11)	Articles of Amendment for Hospitality Investors Trust, Inc. filed with the State Department of Assessments and Taxation of Maryland on August 25, 2016.
3.3(13)	Articles of Amendment for Hospitality Investors Trust, Inc. filed with the State Department of Assessments and Taxation of Maryland on March 31, 2017.
3.4(12)	Articles Supplementary of Hospitality Investors Trust, Inc. filed with the State Department of Assessments and Taxation of Maryland on January 13, 2017.
3.5(13)	Articles Supplementary of Hospitality Investors Trust, Inc. filed with the State Department of Assessments and Taxation of Maryland on March 31, 2017.
3.6(13)	Certificate of Notice of Hospitality Investors Trust, Inc. filed with the State Department of Assessments and Taxation of Maryland on March 31, 2017.
3.7(13)	Amended and Restated Bylaws of Hospitality Investors Trust, Inc.
4.1(*)	Description of Description of Securities of Hospitality Investors Trust, Inc. Registered Pursuant to Section 12 of the Securities Exchange Act of 1934
4.2(13)

Amended and Restated Agreement of Limited Partnership of Hospitality Investors Trust Operating Partnership L.P., dated as of March 31, 2017, by and among Hospitality Investors Trust, Inc., Brookfield Strategic Real Estate Partners II Hospitality REIT II LLC and BSREP II Hospitality II Special GP OP LLC.

4.3(8)	Hospitality Investors Trust, Inc. Distribution Reinvestment Plan.
4.4(13)	Form of Stock Certificate of the Redeemable Preferred Share.
4.5(10)	Share Repurchase Program effective as of October 1, 2018
10.1(1)	Form Operating Lease Agreement between the Company and the Company’s TRSs.
10.2(4)	Guaranty of Recourse Obligations dated as of April 8, 2014 by DANIEL A. HOFFLER, LOUIS S. HADDAD and HOSPITALITY INVESTORS TRUST, INC. for the benefit of GERMAN AMERICAN CAPITAL CORPORATION.
10.3(4)

PERMANENT LOAN CROSS INDEMNITY dated as of April 1, 2014, by TCA BLOCK 7, INC., ARMADA/HOFFLER PROPERTIES II, L.L.C., DANIEL A. HOFFLER, LOUIS S. HADDAD, CHRI VIRGINIA BEACH HOTEL (A/H) MINORITY HOLDING, LLC, HOSPITALITY INVESTORS TRUST, INC., HAMPTON W COMPANY, LLC, HAMPTON UNIVERSITY, LEGACY HOSPITALITY, LLC, and VB CITY HOTELS LLC.

10.4(5)

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

10.5(6)	Loan Agreement, dated as of October 6, 2015, among the borrower entities party thereto, Ladder Capital Finance LLC and German American Capital Corporation.
10.6(6)	Guaranty of Recourse Obligations dated as of October 6, 2015, by Hospitality Investors Trust, Inc. in favor of Ladder Capital Finance LLC and German American Capital Corporation.
10.7(6)

Environmental Indemnity Agreement, dated as of October 6, 2015, among the borrower entities party thereto, Hospitality Investors Trust, Inc. Ladder Capital Finance LLC and German American Capital Corporation.

10.8(7)	First Amendment to Loan Agreement, dated as of October 28, 2015, among the borrower entities party thereto, Ladder Capital Finance LLC and German American Capital Corporation.
10.9(3)	Form of Management Agreement by and between Taxable REIT Subsidiary and American Realty Capital Hospitality Properties, LLC. (Crestline form).
10.10(9)	Form of Management Agreement by and between Taxable REIT Subsidiary and American Realty Capital Hospitality Grace Portfolio, LLC (Hilton Form).
10.11(9)	Form of Management Agreement by and between Taxable REIT Subsidiary and American Realty Capital Hospitality Grace Portfolio, LLC (McKibbon Form).
10.12(9)	Form of Management Agreement by and between Taxable REIT Subsidiary and American Realty Capital Hospitality Grace Portfolio, LLC (Inn Ventures Form).
10.13(3)	Form of Sub-Property Management Agreement among American Realty Capital Hospitality Properties, LLC and Crestline Hotels & Resorts, LLC.
10.14(12)

Securities Purchase, Voting and Standstill Agreement, dated as of January 12, 2017, by and among Hospitality Investors Trust, Inc., American Realty Capital Hospitality Operating Partnership, LP and Brookfield Strategic Real Estate Partners II Hospitality REIT II LLC.

Exhibit No.	Description
10.15(12)

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

10.16(13)	Ownership Limit Waiver Agreement, dated as of March 31, 2017, between Hospitality Investors Trust, Inc. and Brookfield Strategic Real Estate Partners II Hospitality REIT II LLC.
10.17(13)

Registration Rights Agreement, dated as of March 31, 2017, by and among Hospitality Investors Trust, Inc., Brookfield Strategic Real Estate Partners II Hospitality REIT II LLC, American Realty Capital Hospitality Advisors, LLC and American Realty Capital Hospitality Properties, LLC.

10.18(13)

Assignment and Amendment of Current Management Agreement, dated as of March 31, 2017, by and among American Realty Capital Hospitality Grace Portfolio, LLC, Crestline Hotels & Resorts, LLC, HIT Portfolio I TRS, LLC, HIT Portfolio I NTC TRS, LP and HIT Portfolio I MISC TRS, LLC.

10.19(13)

Assignment and Amendment of Current Management Agreement, dated as of March 31, 2017, by and among American Realty Capital Hospitality Grace Portfolio, LLC, Crestline Hotels & Resorts, LLC, HIT Portfolio II NTC TRS, LP, HIT Portfolio II TRS, LLC and HIT Portfolio II MISC TRS, LLC.

10.20(13)

Assignment and Amendment of Management Agreement, dated as of March 31, 2017, by and among American Realty Capital Hospitality Grace Portfolio, LLC, Crestline Hotels & Resorts, LLC, HIT Portfolio I TRS, LLC, HIT Portfolio I NTC TRS, LP, HIT Portfolio II NTC TRS, LP, HIT Portfolio I DEKS TRS, LLC and HIT Portfolio I KS TRS, LLC.

10.21(13)

Assignment and Amendment of Crestline SWN Management Agreement, dated as of March 31, 2017, by and among American Realty Capital Hospitality Properties, LLC, Crestline Hotels & Resorts, LLC, HIT SWN INT NTC TRS, LP, HIT SWN TRS, LLC and HIT SWN CRS NTC TRS, LP.

10.22(13)

Assignment and Amendment of Management Agreement, dated as of March 31, 2017, by and among American Realty Capital Hospitality Properties, LLC, Crestline Hotels & Resorts, LLC, HIT TRS Baltimore, LLC, HIT TRS Providence, LLC, HIT TRS GA Tech, LLC and HIT TRS Stratford, LLC.

10.23(13)

Omnibus Agreement for Termination of Sub-Management Agreements, dated as of March 31, 2017, by and among American Realty Capital Hospitality Grace Portfolio, LLC, American Realty Capital Hospitality Properties, LLC, Crestline Hotels & Resorts, LLC and Crestline Hotels Ohio BEVCO, LLC.

10.24(13)

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

10.25(13)

Omnibus Assignment and Amendment of Management Agreement, dated as of March 31, 2017, by and among American Realty Capital Hospitality Grace Portfolio, LLC, HIT Portfolio I HIL TRS, LLC, HIT Portfolio I NTC HIL TRS, LP, HIT Portfolio II HIL TRS, LLC, HIT Portfolio II NTC HIL TRS, LP, Hampton Inns Management LLC and Homewood Suites Management LLC.

10.26(13)

Assignment and Amendment of Management Agreements, dated as of March 31, 2017, by and among American Realty Capital Hospitality Grace Portfolio, LLC, HIT Portfolio I MCK TRS, LLC, HIT Portfolio I NTC TRS, LP, HIT Portfolio II NTC TRS, LP, HIT Portfolio II MISC TRS, LLC and McKibbon Hotel Management, Inc.

10.27(13)	Assignment and Amendment of Management Agreements, dated March 31, 2017, by and among American Realty Capital Hospitality Grace Portfolio, LLC, HIT Portfolio I MISC TRS, LLC and Innventures IVI, LP.
10.28(13)

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

10.29(13)	Amended and Restated Employee and Director Incentive Restricted Share Plan of Hospitality Investors Trust, Inc.
10.30(13)	Employment Agreement, dated as of March 31, 2017, by and between Jonathan P. Mehlman and Hospitality Investors Trust, Inc.
10.31(13)	Employment Agreement, dated as of March 31, 2017, by and between Edward Hoganson and Hospitality Investors Trust, Inc.
10.32(13)	Employment Agreement, dated as of March 31, 2017, by and between Paul C. Hughes and Hospitality Investors Trust, Inc.
10.33(13)	Compensation Payment Agreement, dated as of March 31, 2017, by and among Hospitality Investors Trust, Inc., Lowell G. Baron, Bruce G. Wiles and BSREP II Hospitality II Board LLC
10.34(13)	Form of Indemnification Agreement.
10.35(14)

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

10.36(15)

Amendment No. 1 to Second Amended and Restated Term Loan Agreement dated as of June 29, 2017 by and among the Borrowers Party thereto, as borrowers, Hospitality Investors Trust, Inc. and Hospitality Investors Trust Operating Partnership, L.P., as guarantors, and Citibank, N.A., as administrative agent and as collateral agent

10.37(15)

First Amendment to Amended and Restated Agreement of Limited Partnership of Hospitality Investors Trust Operating Partnership, L.P. dated as of July 10, 2017, by Hospitality Investors Trust, Inc., as general partner

10.38(15)	Form of Restricted Share Unit Award Agreement (Non-Employee Directors)
10.39(15)	Form of Restricted Share Award Agreement (Non-Employee Directors)
10.40(16)

Second Amendment to Amended and Restated Agreement of Limited Partnership of Hospitality Investors Trust Operating Partnership, L.P. dated as of September 29, 2017, by Hospitality Investors Trust, Inc., as general partner

10.41(16)	Amendment to Employment Agreement, dated as of August 10, 2017, by and between Jonathan P. Mehlman and Hospitality Investors Trust, Inc.
10.42(16)	Amendment to Employment Agreement, dated as of August 10, 2017, by and between Edward T. Hoganson and Hospitality Investors Trust, Inc.
10.43(16)	Amendment to Employment Agreement, dated as of August 10, 2017, by and between Paul C. Hughes and Hospitality Investors Trust, Inc.
10.44(17)

Third Amendment to Amended and Restated Agreement of Limited Partnership of Hospitality Investors Trust Operating Partnership, L.P. dated as of December 29, 2017, by Hospitality Investors Trust, Inc., as general partner

10.45(18)

Fourth Amendment to Amended and Restated Agreement of Limited Partnership of Hospitality Investors Trust Operating Partnership, L.P. dated as of February 27, 2018, by Hospitality Investors Trust, Inc., as general partner

10.46(18)

Fifth Amendment to Amended and Restated Agreement of Limited Partnership of Hospitality Investors Trust Operating Partnership, L.P. dated as of March 29, 2018, by Hospitality Investors Trust, Inc., as general partner

10.47(19)

Sixth Amendment to Amended and Restated Agreement of Limited Partnership of Hospitality Investors Trust Operating Partnership, L.P. dated as of July 2, 2018, by Hospitality Investors Trust, Inc., as general partner

10.48(20)

Seventh Amendment to Amended and Restated Agreement of Limited Partnership of Hospitality Investors Trust Operating Partnership, L.P. dated as of September 28, 2018, by Hospitality Investors Trust, Inc., as general partner

10.49(20)	Form of Restricted Share Unit Award Agreement (officers)
10.50(21)

Eighth Amendment to Amended and Restated Agreement of Limited Partnership of Hospitality Investors Trust Operating Partnership, L.P. dated as of December 31, 2018, by Hospitality Investors Trust, Inc., as general partner

Exhibit No.	Description
10.51(22)	Loan Agreement, dated as of April 5, 2019, by and among the Entities Listed on Schedule 1-A thereto, collectively, as borrower, and the Entities Listed on Schedule 1-B thereto, collectively, as operating lessee, and Deutsche Bank AG, New York Branch, as lender
10.52(22)	Mezzanine Loan Agreement, dated as of April 5, 2019, by and among HIT 2PK Mezz, LLC, as borrower, and HIT 2PK TRS Mezz, LLC, as leasehold pledgor, and Deutsche Bank AG, New York Branch, as lender
10.53(22)	Guaranty of Recourse Obligations, dated as of April 5, 2019, by Hospitality Investors Trust Operating Partnership, LP and Hospitality Investors Trust, Inc. to and for the benefit of Deutsche Bank AG, New York Branch
10.54(22)	Mezzanine Guaranty of Recourse Obligations, dated as of April 5, 2019, by Hospitality Investors Trust Operating Partnership, LP and Hospitality Investors Trust, Inc. to and for the benefit of Deutsche Bank AG, New York Branch
10.55(22)	Environmental Indemnity Agreement, dated as of April 5, 2019, on behalf of Hospitality Investors Trust, Inc., Hospitality Investors Trust Operating Partnership, L.P. and the Entities Listed on Schedule I, as indemnitors, in favor of Deutsche Bank AG, New York Branch, as indemnitee
10.56(22)	Mezzanine Environmental Indemnity Agreement, dated as of April 5, 2019, on behalf of Hospitality Investors Trust, Inc., Hospitality Investors Trust Operating Partnership, L.P. and HIT 2PK Mezz, LLC, as indemnitors, in favor of Deutsche Bank AG, New York Branch, as indemnitee
10.57(23)	Ninth Amendment to Amended and Restated Agreement of Limited Partnership of Hospitality Investors Trust Operating Partnership, L.P. dated as of February 27, 2019, by Hospitality Investors Trust, Inc., as general partner
10.58(23)	Tenth Amendment to Amended and Restated Agreement of Limited Partnership of Hospitality Investors Trust Operating Partnership, L.P. dated as of March 29, 2019, by Hospitality Investors Trust, Inc., as general partner
10.59(24)	Loan Agreement, dated as of May 1, 2019, by and among the Entities Listed on Schedule 1-A thereto, collectively, as borrower, and the Entities Listed on Schedule 1-B thereto, collectively, as operating lessee, and Morgan Stanley Bank, N.A., Citi Real Estate Funding Inc., Deutsche Bank AG, New York Branch, Goldman Sachs Mortgage Company and JPMorgan Chase Bank, National Association, collectively, as lender
10.60(24)	Mezzanine A Loan Agreement, dated as of May 1, 2019, by and among HIT Portfolio I Mezz, LP, as borrower, and HIT Portfolio I TRS Holdco, LLC and HIT 2PK TRS Mezz, LLC, as leasehold pledgor, and Morgan Stanley Mortgage Capital Holdings LLC, Citigroup Global Markets Realty Corp., Deutsche Bank AG, New York Branch, Goldman Sachs Mortgage Company and JPMorgan Chase Bank, National Association, collectively, as lender
10.61(24)	Mezzanine B Loan Agreement, dated as of May 1, 2019, by and among HIT Portfolio I Mezz B, LLC, as borrower, and HIT Portfolio I TRS Mezz B, LLC and HIT 2PK TRS Mezz B, LLC, as leasehold pledgor, and Morgan Stanley Mortgage Capital Holdings LLC, Citigroup Global Markets Realty Corp., Deutsche Bank AG, New York Branch, Goldman Sachs Mortgage Company and JPMorgan Chase Bank, National Association, collectively, as lender
10.62(24)	Guaranty of Recourse Obligations, dated as of May 1, 2019, by Hospitality Investors Trust Operating Partnership, LP and Hospitality Investors Trust, Inc. to and for the benefit of Morgan Stanley Bank, N.A., Citi Real Estate Funding Inc., Deutsche Bank AG, New York Branch, Goldman Sachs Mortgage Company and JPMorgan Chase Bank, National Association
10.63(24)	Mezzanine A Guaranty of Recourse Obligations, dated as of May 1, 2019, by Hospitality Investors Trust Operating Partnership, LP and Hospitality Investors Trust, Inc. to and for the benefit of Morgan Stanley Mortgage Capital Holdings LLC, Citigroup Global Markets Realty Corp., Deutsche Bank AG, New York Branch, Goldman Sachs Mortgage Company and JPMorgan Chase Bank, National Association
10.64(24)	Mezzanine B Guaranty of Recourse Obligations, dated as of May 1, 2019, by Hospitality Investors Trust Operating Partnership, LP and Hospitality Investors Trust, Inc. to and for the benefit of Morgan Stanley Mortgage Capital Holdings LLC, Citigroup Global Markets Realty Corp., Deutsche Bank AG, New York Branch, Goldman Sachs Mortgage Company and JPMorgan Chase Bank, National Association
10.65(24)	Environmental Indemnity Agreement, dated as of May 1, 2019, on behalf of Hospitality Investors Trust, Inc., Hospitality Investors Trust Operating Partnership, L.P. and the Entities Listed on Schedule I, as indemnitors, in favor of Morgan Stanley Bank, N.A., Citi Real Estate Funding Inc., Deutsche Bank AG, New York Branch, Goldman Sachs Mortgage Company and JPMorgan Chase Bank, National Association, as indemnitee
10.66(24)	Mezzanine A Environmental Indemnity Agreement, dated as of May 1, 2019, on behalf of Hospitality Investors Trust, Inc., Hospitality Investors Trust Operating Partnership, L.P. and HIT Portfolio I Mezz B, LLC, as indemnitors, in favor of Morgan Stanley Mortgage Capital Holdings LLC, Citigroup Global Markets Realty Corp., Deutsche Bank AG, New York Branch, Goldman Sachs Mortgage Company and JPMorgan Chase Bank, National Association, as indemnitee
10.67(24)	Mezzanine B Environmental Indemnity Agreement, dated as of May 1, 2019, on behalf of Hospitality Investors Trust, Inc., Hospitality Investors Trust Operating Partnership, L.P. and HIT Portfolio I Mezz B, LLC, as indemnitors, in favor of Morgan Stanley Mortgage Capital Holdings LLC, Citigroup Global Markets Realty Corp., Deutsche Bank AG, New York Branch, Goldman Sachs Mortgage Company and JPMorgan Chase Bank, National Association, as indemnitee
10.68(25)	Employment Agreement, dated as of May 8, 2019, by and between Bruce A. Riggins and Hospitality Investors Trust, Inc.
10.69(25)	Separation Agreement and General Release, dated as of May 9, 2019, by and between Edward T. Hoganson and Hospitality Investors Trust, Inc.
10.70(26)	Amendment No. 2 to the Second Amended and Restated Term Loan Agreement, dated as of May 22, 2019, by and among by and among the Borrowers Party thereto, as borrowers, Hospitality Investors Trust, Inc. and Hospitality Investors Trust Operating Partnership, L.P., as guarantors, Citibank, N.A., as administrative agent and as collateral agent, and the Lenders party thereto, collectively, as lenders
10.71(27)	First Amendment to Loan Agreement, dated as of May 29, 2019, among the Entities Listed on Schedule I thereto, collectively, as Borrower and Morgan Stanley Bank, N.A., Citi Real Estate Funding Inc., Deutsche Bank AG, New York Branch, Goldman Sachs Mortgage Company, and JPMorgan Chase Bank, National Association, collectively, as Lender
10.72(27)	Note Splitter and Loan Modification Agreement is made as of June 7, 2019 by and among HIT Portfolio I Mezz B, LLC, HIT Portfolio I TRS Mezz B, LLC and HIT 2PK TRS Mezz B, LLC, Morgan Stanley Mortgage Capital Holdings LLC, Citigroup Global Markets Realty Corp., Deutsche Bank AG, New York Branch, Goldman Sachs Mortgage Company, and JPMorgan Chase Bank, National Association
10.73(27)	Eleventh Amendment to Amended and Restated Agreement of Limited Partnership of Hospitality Investors Trust Operating Partnership, L.P. dated as of July 1, 2019, by Hospitality Investors Trust, Inc., as general partner
10.74(27)	Second Amendment to Employment Agreement, dated as of August 7, 2019, by and between Jonathan P. Mehlman and Hospitality Investors Trust, Inc.
10.75(27)	Second Amendment to Employment Agreement, dated as of August 7, 2019, by and between Paul C. Hughes and Hospitality Investors Trust, Inc
10.76(27)	Amendment to Employment Agreement, dated as of August 7, 2019, by and between Bruce A. Riggins and Hospitality Investors Trust, Inc.
10.77(28)	Twelfth Amendment to Amended and Restated Agreement of Limited Partnership of Hospitality Investors Trust Operating Partnership, L.P. dated as of September 30, 2019, by Hospitality Investors Trust, Inc., as general partner
10.78(*)	Thirteenth Amendment to Amended and Restated Agreement of Limited Partnership of Hospitality Investors Trust Operating Partnership, L.P. dated as of December 31, 2019, by Hospitality Investors Trust, Inc., as general partner
10.79(29)	Third Amendment to Employment Agreement, dated as of February 12, 2020, by and between Jonathan P. Mehlman and Hospitality Investors Trust, Inc.
10.80(29)	Third Amendment to Employment Agreement, dated as of February 12, 2020, by and between Paul C. Hughes and Hospitality Investors Trust, Inc.
10.81(29)	Second Amendment to Employment Agreement, dated as of February 12, 2020, by and between Bruce A. Riggins and Hospitality Investors Trust, Inc.
99.1(30)	Stipulation and Agreement of Compromise, Settlement, and Release dated February 3, 2020

Exhibit No.	Description
21.1(*)	List of Subsidiaries
23.1(*)	Consent of KPMG LLP
31.1(*)	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2(*)	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32(*)

Written statements of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101(*)

XBRL (eXtensible Business Reporting Language). The following materials from Hospitality Investors Trust, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2019, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statements of Changes in Stockholders' Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

* Filed herewith

1.	Filed as an exhibit to Pre-Effective Amendment No. 2 to the Company's Registration Statement on Form S-11/A with the SEC on November 14, 2013.
2.	Filed as an exhibit to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11/A with the SEC on December 9, 2013.
3.	Filed as an exhibit to Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11/A with the SEC on December 13, 2013.
4.	Filed as an exhibit to the Company’s Form 10-Q filed with the SEC on August 14, 2014.
5.	Filed as an exhibit to the Company’s Form 10-K filed with the SEC on March 31, 2015.
6.	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 13, 2015.
7.	Filed as an exhibit to the Company’s Form 10-Q filed with the SEC on November 16, 2015.
8.	Filed as Appendix A to the Company's Registration Statement on Form S-3 filed with the SEC on January 4, 2016.
9.	Filed as an exhibit to the Company’s Form 10-K filed with the SEC on March 28, 2016.
10.	Filed as an exhibit to the Company’s Form 8-K filed with the SEC on September 24, 2018.
11.	Filed as an exhibit to the Company's Form 10-Q filed with the SEC on November 10, 2016.
12.	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on January 13, 2017.
13.	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on March 31, 2017.
14.	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on May 3, 2017.
15.	Filed as an exhibit to the Company’s Form 10-Q filed with the SEC on August 10, 2017.
16.	Filed as an exhibit to the Company’s Schedule TO filed with the SEC on October 25, 2017.
17.	Filed as an exhibit to the Company’s Form 10-K filed with the SEC on March 27, 2018.
18.	Filed as an exhibit to the Company’s Form 10-Q filed with the SEC on May 10, 2018.
19.	Filed as an exhibit to the Company’s Form 10-Q filed with the SEC on August 9, 2018.
20.	Filed as an exhibit to the Company’s Form 10-Q filed with the SEC on November 8, 2018.
21.	Filed as an exhibit to the Company’s Form 10-K filed with the SEC on April 16, 2019.
22.	Filed as an exhibit to the Company’s Form 8-K filed with the SEC on April 9, 2019.
23.	Filed as an exhibit to the Company’s Form 10-Q filed with the SEC on May 13, 2019.
24.	Filed as an exhibit to the Company’s Form 8-K filed with the SEC on May 6, 2019.
25.	Filed as an exhibit to the Company’s Form 8-K filed with the SEC on May 9, 2019.
26.	Filed as an exhibit to the Company’s Form 8-K filed with the SEC on May 23, 2019.
27.	Filed as an exhibit to the Company’s Form 10-Q filed with the SEC on August 8, 2019.
28.	Filed as an exhibit to the Company’s Form 10-Q filed with the SEC on November 7, 2019.
29.	Filed as an exhibit to the Company’s Form 8-K filed with the SEC on February 19, 2020.
30.	Filed as an exhibit to the Company’s Form 8-K filed with the SEC on February 20, 2020.

Item 16. Form 10-K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 30th day of March, 2020.

Hospitality Investors Trust, Inc.
By	/s/ Jonathan P. Mehlman
Jonathan P. Mehlman

CHIEF EXECUTIVE OFFICER AND PRESIDENT

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date
/s/ Jonathan P. Mehlman	Chief Executive Officer, President and Director (Principal Executive Officer)	March 30, 2020
Jonathan P. Mehlman

/s/ Bruce A. Riggins	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 30, 2020
Bruce A. Riggins

/s/ Bruce G. Wiles	Chairman of the Board of Directors	March 30, 2020
Bruce G. Wiles

/s/ Lowell G. Baron	Director	March 30, 2020
Lowell G. Baron

/s/ Stanley R. Perla	Independent Director	March 30, 2020
Stanley R. Perla

/s/ Abby M. Wenzel	Independent Director	March 30, 2020
Abby M. Wenzel

/s/ Edward A. Glickman	Independent Director	March 30, 2020
Edward A. Glickman

/s/ Stephen P. Joyce	Independent Director	March 30, 2020
Stephen P. Joyce

HOSPITALITY INVESTORS TRUST, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Hospitality Investors Trust, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Hospitality Investors Trust, Inc. and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive loss, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes and the financial statement schedule III-Real Estate and Accumulated Depreciation (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2019, due to the adoption of Financial Accounting Standard Board’s Accounting Standards Codification (ASC) Topic 842, Leases.

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

McLean, Virginia

March 30, 2020

HOSPITALITY INVESTORS TRUST, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except for share and per share data)

	December 31, 2019	December 31, 2018

ASSETS
Real estate investments:
Land	$285,520	$337,858
Buildings and improvements	1,587,079	1,947,619
Furniture, fixtures and equipment	218,669	257,314
Total real estate investments	2,091,268	2,542,791
Less: accumulated depreciation and amortization	(365,893)	(347,929)
Total real estate investments, net	1,725,375	2,194,862
Cash and cash equivalents	103,207	54,886
Assets held for sale	159,309	—
Restricted cash	41,413	27,959
Investments in unconsolidated entities	3,357	3,684
Right of use assets	57,799	—
Below-market lease asset, net	—	9,030
Prepaid expenses and other assets	36,346	35,836
Goodwill	9,889	11,030
Total Assets	$2,136,695	$2,337,287

LIABILITIES, NON-CONTROLLING INTEREST AND EQUITY
Mortgage notes payable, net	$1,461,441	$1,507,509
Mandatorily redeemable preferred securities, net	—	219,596
Accounts payable and accrued expenses	54,279	62,965
Lease liabilities	51,756	—
Total Liabilities	$1,567,476	$1,790,070

Commitments and Contingencies
Contingently Redeemable Class C Units in operating partnership; 27,920,954 and 11,767,678 units issued and outstanding, respectively ($411,834 and $173,573 liquidation preference, respectively)	398,449	163,148

Stockholders' Equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, one share issued and outstanding	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized, 39,151,201 and 39,134,628 shares issued and outstanding, respectively	392	391
Additional paid-in capital	871,714	870,251
Deficit	(703,611)	(489,108)
Total equity of Hospitality Investors Trust, Inc. stockholders	168,495	381,534
Non-controlling interest - consolidated variable interest entity	2,275	2,535
Total Equity	$170,770	$384,069
Total Liabilities, Contingently Redeemable Class C Units, and Stockholders' Equity	$2,136,695	$2,337,287

The accompanying notes are an integral part of these statements.

HOSPITALITY INVESTORS TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except for share and per share data)

	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017
Revenues
Rooms	$563,335	$572,415	$588,308
Food and beverage	19,797	19,571	19,811
Other	15,524	14,073	12,956
Total revenue	598,656	606,059	621,075
Operating expenses
Rooms	147,458	148,630	147,814
Food and beverage	16,570	16,471	16,158
Management fees	16,531	16,757	23,643
Other property-level operating expenses	245,609	240,509	242,925
Transaction related costs	780	64	498
General and administrative	20,762	19,831	18,889
Depreciation and amortization	109,586	111,730	105,237
Impairment of goodwill and long-lived assets	115,522	29,796	32,689
Rent	6,606	6,716	6,569
Total operating expenses	679,424	590,504	594,422
Gain (loss) on sale of assets, net	4,807	(188)	99
Operating (loss) income	$(75,961)	$15,367	$26,752
Interest expense	(92,681)	(106,199)	(98,865)
Other income (loss), net	1,729	1,986	(1,359)
Equity in earnings of unconsolidated entities	314	187	403
Total other expenses, net	(90,638)	(104,026)	(99,821)
Loss before taxes	$(166,599)	$(88,659)	$(73,069)
Income tax benefit	(3,138)	(2,606)	(1,926)
Net loss and comprehensive loss	$(163,461)	$(86,053)	$(71,143)
Less: Net (loss) income attributable to non-controlling interest	(42)	85	244
Net loss before dividends and accretion	$(163,419)	$(86,138)	$(71,387)
Deemed dividend related to beneficial conversion feature of Class C Units	—	—	(4,535)
Dividends on Class C Units (cash and PIK)	(46,286)	(20,830)	(13,103)
Accretion of Class C Units	(4,798)	(2,581)	(1,668)
Net loss attributable to common stockholders	$(214,503)	$(109,549)	$(90,693)

Basic and Diluted net loss attributable to common stockholders per common share	$(5.48)	$(2.78)	$(2.30)

Basic and Diluted weighted average shares of common stock outstanding	39,133,630	39,416,947	39,411,677

The accompanying notes are an integral part of these statements.

HOSPITALITY INVESTORS TRUST, INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(In thousands, except for share data)

	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Deficit	Total Equity of Hospitality Investors Trust, Inc. Stockholders	Non-controlling Interest	Total Equity
Balance, December 31, 2016	38,493,430	$385	$843,149	$(286,852)	$556,682	$2,761	$559,443
Issuance of common stock, net	1,125,403	11	18,597	—	18,608	—	18,608
Repurchase and retirement of common stock	(113,091)	(1)	(762)	—	(763)	—	(763)
Net loss before dividends and accretion	—	—	—	(71,387)	(71,387)	—	(71,387)
Net income attributable to non-controlling interest	—	—	—	—	—	244	244
Dividends paid or declared	—	—	—	(2,014)	(2,014)	(359)	(2,373)
Deemed dividend related to beneficial conversion feature of Class C Units	—	—	4,535	(4,535)	—	—	—
Cash distributions on Class C Units	—	—	—	(7,862)	(7,862)	—	(7,862)
Accretion on Class C Units	—	—	—	(1,668)	(1,668)	—	(1,668)
PIK distributions on Class C Units	—	—	—	(5,241)	(5,241)	—	(5,241)
Share-based payments	—	—	499	—	499	—	499
Waiver of obligation from Former Advisor	—	—	5,822	—	5,822	—	5,822
Balance, December 31, 2017	39,505,742	$395	$871,840	$(379,559)	$492,676	$2,646	$495,322
Repurchase and retirement of common stock	(378,324)	(4)	(3,071)	—	(3,075)	—	(3,075)
Net loss before dividends and accretion	—	—	—	(86,138)	(86,138)	—	(86,138)
Net income attributable to non-controlling interest	—	—	—	—	—	85	85
Dividends paid or declared	—	—	—	—	—	(196)	(196)
Cash distributions on Class C Units	—	—	—	(12,498)	(12,498)	—	(12,498)
Accretion on Class C Units	—	—	—	(2,581)	(2,581)	—	(2,581)
PIK distributions on Class C Units	—	—	—	(8,332)	(8,332)	—	(8,332)
Share-based payments	7,210	—	1,482	—	1,482	—	1,482
Balance, December 31, 2018	39,134,628	$391	$870,251	$(489,108)	$381,534	$2,535	$384,069
Repurchase and retirement of common stock	(2,177)	—	(20)	—	(20)	—	(20)
Net loss before dividends and accretion	—	—	—	(163,419)	(163,419)	—	(163,419)
Net loss attributable to non-controlling interest	—	—	—	—	—	(42)	(42)
Dividends paid or declared	—	—	—	—	—	(218)	(218)
Cash distributions on Class C Units	—	—	—	(27,772)	(27,772)	—	(27,772)
Accretion on Class C Units	—	—	—	(4,798)	(4,798)	—	(4,798)
PIK distributions on Class C Units	—	—	—	(18,514)	(18,514)	—	(18,514)
Share-based payments	18,750	1	1,483	—	1,484	—	1,484
Balance, December 31, 2019	39,151,201	$392	$871,714	$(703,611)	$168,495	$2,275	$170,770

The accompanying notes are an integral part of these statements.

HOSPITALITY INVESTORS TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017
Cash flows from operating activities:
Net loss	$(163,461)	$(86,053)	$(71,143)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	109,586	111,730	105,237
Impairment of goodwill and long-lived assets	115,522	29,796	32,689
Amortization and write-off of deferred financing costs	10,107	12,639	11,339
Other adjustments, net	(2,607)	2,033	2,065
Changes in assets and liabilities:
Prepaid expenses and other assets	878	(756)	(2,348)
Due to related parties	—	—	(2,879)
Accounts payable and accrued expenses	4,034	(2,607)	5,252
Net cash provided by operating activities	$74,059	$66,782	$80,212

Cash flows from investing activities:
Payment received on note for sale of hotel	—	1,625	—
Acquisition of hotel assets, net of cash received	—	—	(60,043)
Real estate investment improvements and purchases of property and equipment	(50,833)	(103,155)	(78,935)
Payments related to Property Management Transactions	—	(1,000)	(13,000)
Proceeds from sales of hotels, net	131,659	5,461	11,525
Other adjustments, net	69	35	(581)
Net cash provided by (used in) investing activities	$80,895	$(97,034)	$(141,034)

Cash flows from financing activities:
Proceeds from Class C Units	219,746	25,000	135,000
Payment of Class C Units issuance costs	(7,756)	(944)	(13,866)
Dividends/Distributions paid	(27,990)	(12,694)	(8,221)
Payments of promissory and mortgage notes payable	(1,125,935)	—	(1,030,622)
Repayment of Contingent Consideration	—	—	(4,620)
Proceeds from mortgage notes payable	1,086,100	—	1,101,000
Deferred financing fees	(17,578)	—	(19,672)
Mandatorily redeemable preferred securities redemptions	(219,746)	(14,370)	(56,071)
Repurchase of shares of common stock	(20)	(3,075)	(763)
Net cash (used in) provided by financing activities	$(93,179)	$(6,083)	$102,165
Net change in cash and cash equivalents and restricted cash	61,775	(36,335)	41,343
Cash and cash equivalents and restricted cash, beginning of period	82,845	119,180	77,837
Cash and cash equivalents and restricted cash, end of period	$144,620	$82,845	$119,180

	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017
Supplemental disclosure of cash flow information:
Interest paid	$80,124	$94,336	$88,392
Income taxes paid, net	$(667)	$802	$1,865
Non-cash investing and financing activities:
Deemed dividend related to beneficial conversion feature of Class C Units	—	—	$(4,535)
Accretion of Class C Units	$(4,798)	$(2,581)	$(1,668)
PIK accrual on Class C Units	$(18,514)	$(8,332)	$(5,241)
Waiver of Obligation from Former Advisor	—	—	$(5,822)
Class B Units in operating partnership converted and redeemed for Common Stock	—	—	$7,659
Note payable to Former Property Manager	—	—	$1,000
Common stock issued to Former Property Manager	—	—	$4,076
Real estate investment improvements and purchases of property and equipment in accounts payable and accrued expenses	$1,153	$12,522	$14,267

The accompanying notes are an integral part of these statements.

HOSPITALITY INVESTORS TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization

Hospitality Investors Trust, Inc. (the "Company"), incorporated on July 25, 2013, is a self-managed real estate investment trust ("REIT") that invests primarily in premium-branded select-service lodging properties in the United States. As of December 31, 2019, the Company owns or has an interest in a total of 124 hotels with a total of 15,324 guest rooms located in 33 states. As of December 31, 2019, all but one of these hotels operated under a franchise or license agreement with a national brand owned by one of Hilton Worldwide, Inc., Marriott International, Inc., Hyatt Hotels Corporation, and Intercontinental Hotels Group or one of their respective subsidiaries or affiliates. The Company's one unbranded hotel has a direct affiliation with a leading university in Atlanta.

As part of its investment strategy to continue to pursue the sale of non-core hotels and reallocate capital into other corporate purposes, including debt reduction, the Company commenced marketing for sale a total of 45 hotels during the year ended December 31, 2019. As of December 31, 2019, 20 of these hotels have been sold and 21 were subject to definitive sale agreements where the buyer has made a non-refundable deposit. See Note 15 - Sale of Hotels and Assets Held for Sale for additional information.

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

The Brookfield Investor holds all the issued and outstanding Class C Units and the sole issued and outstanding Redeemable Preferred Share (as defined herein), and, as a result, has significant governance and other rights that could be used to control or influence the Company's decisions or actions. As of December 31, 2019, the total liquidation preference of the issued and outstanding Class C Units was $411.8 million. The Class C Units are convertible into units of limited partner interest in the OP entitled “OP Units” (“OP Units”), which may be redeemed for shares of the Company’s common stock or, at the Company’s option, the cash equivalent. As of the date of this Annual Report on Form 10-K, the Brookfield Investor owns or controls 41.7% of the voting power of the Company’s common stock on an as-converted basis (See Note 3 - Brookfield Investment for additional information).

HOSPITALITY INVESTORS TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

HOSPITALITY INVESTORS TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company is required to make assessments as to the useful lives of the Company’s assets for purposes of determining the amount of depreciation to record on an annual basis with respect to the Company’s investments in real estate. These assessments have a direct impact on the Company’s net income because if the Company were to shorten the expected useful lives of the Company’s investments in real estate, the Company would depreciate these investments over fewer years, resulting in more depreciation expense and lower net income on an annual basis.

Impairment of Long Lived Assets

Upon the occurrence of certain “triggering events” under the provisions of the Accounting Standards Codification ("ASC") section 360-Property, Plant and Equipment, the Company reviews its hotel investments which are considered to be long-lived assets under GAAP for impairment.  These triggering events may include the initiation of marketing an asset for sale, significant declines in market value of the asset, significant declines in operating performance, significant adverse changes in economic conditions and potential sales of hotel properties which result in shorter holding periods. If a triggering event occurs and circumstances indicate the carrying amount of the property may not be recoverable, the Company performs a recoverability test which compares the carrying amount to an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property’s use and eventual disposition. The estimates consider factors such as expected future operating income, market and other applicable trends and residual value, as well as the effects of demand, competition and other factors. If the Company determines it is unable to recover the carrying amount of the asset over the useful life, impairment is deemed to exist, and an impairment loss will be recorded to the extent that the carrying amount exceeds the estimated fair value of the property. See Note 16 - Impairments for impairment disclosures.

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

If all the criteria are met, a long-lived asset held for sale is measured at the lower of its carrying amount or fair value less cost to sell, and the Company will cease recording depreciation. Any adjustment to the carrying amount is recorded as an impairment loss. See Note 15 - Sale of Hotels and Assets Held for Sale for assets held for sale disclosures.

HOSPITALITY INVESTORS TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

During the year ended December 31, 2019, the Company determined that approximately $0.9 million of goodwill allocated to five reporting units for which the fair value was less than the carrying amount was impaired. One of the five hotels was impaired when classified as "Assets held for sale." See Note 16 - Impairments for impairment disclosures. Goodwill was also reduced by the removal of goodwill allocated to two hotels sold during the year ended December 31, 2019.

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

Room sales are driven by a fixed fee charged to a hotel guest to stay at the hotel property for an agreed-upon period. A majority of the Company's room reservations are cancellable and the Company transfers promised goods and services to the hotel guest as of the date upon which the hotel guest occupies a room and at the same time earns and recognizes revenue. The Company offers advance purchase reservations that are paid for by the hotel guest in advance and the Company recognizes deferred revenue as a result of such reservations. The Company's obligation to the hotel guest is satisfied as of the date upon which the hotel guest occupies a room. The Company's room revenue accounted for 94.1%, 94.4%, and 94.7% of the Company's total revenue for the years ended December 31, 2019, 2018, and 2017, respectively. Food, beverage, and other revenue are recognized at the point of sale on the date of the transaction as the hotel guest simultaneously obtains control of the good or service.

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

GAAP prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. The Company must determine whether it is "more-likely-than-not" that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon settlement in order to determine the amount of benefit to recognize in the financial statements. This accounting standard applies to all tax positions related to income taxes. As of December 31, 2019, the Company's tax years that remain subject to examination by major tax jurisdictions are 2015, 2016, 2017, 2018 and 2019.

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

HOSPITALITY INVESTORS TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financial instruments recorded or required to be disclosed at fair value on a recurring basis are categorized based on the priority of the inputs used to measure fair value. The inputs used in measuring fair value are categorized into three levels, as follows:

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

Until the Final Closing, the Company could have become obligated pursuant to the SPA with the Brookfield Investor to issue additional Class C Units. This obligation was considered a contingent forward contract under ASC section 480 - Distinguishing Liabilities from Equity, and the Company accounted for it as a liability. The Final Closing with the Brookfield Investor occurred on February 27, 2019, and the Brookfield Investor no longer has any obligations or rights to purchase additional Class C Units. The contingent forward liability was extinguished upon the Final Closing, and, accordingly, the Company will not have any such obligations in the future. At December 31, 2018 and 2017, the fair value of the contingent forward liability was zero and $1.4 million, respectively, and changes in fair value were recognized as income through current earnings (See Note 11 - Commitments and Contingencies).

Leases

Effective January 1, 2019, the Company adopted ASU 2016-02 Leases, which requires companies to recognize operating leases under GAAP as “right of use assets” (“ROU assets”) and lease liabilities on the balance sheet. The Company has $57.8 million of ROU assets and $51.8 million of lease liabilities as of December 31, 2019 for its operating leases. The Company's below-market lease intangible, net, of $7.4 million is also included in the ROU assets on the Company's Consolidated Balance Sheets as of December 31, 2019. Prior to January 1, 2019, these amounts were recorded in "Below-market lease, net" on the Company's Consolidated Balance Sheet.

HOSPITALITY INVESTORS TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Advertising Costs

The Company expenses advertising costs for hotel operations as incurred. These costs were $21.2 million for the year ended December 31, 2019, $17.9 million for the year ended December 31, 2018, and $18.4 million for the year ended December 31, 2017.

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

	December 31, 2019	December 31, 2018
Trade receivables	$7,759	$8,329
Allowance for doubtful accounts	(447)	(338)
Trade receivables, net of allowance	$7,312	$7,991

HOSPITALITY INVESTORS TRUST, INC.

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

Derivative Transactions

The Company at certain times enters into derivative instruments to hedge exposure to changes in interest rates. The Company’s derivatives as of December 31, 2019, consist of interest rate cap agreements which it believes will help to mitigate its exposure to increasing borrowing costs under floating rate indebtedness, and a variable interest-only bond which it has acquired in connection with the securitization of one of its mortgage loans to effectively reduce its borrowing costs. The Company has elected not to designate its interest rate cap agreements and the variable interest-only bond as cash flow hedges. The impact of the interest rate caps for the year ended December 31, 2019, December 31, 2018 and December 31, 2017, was immaterial to the consolidated financial statements. See Note 5 - Mortgage Notes Payable and Note 10 - Fair Value Measurements for variable interest-only bond disclosures.

Recently Issued Accounting Pronouncements

Effective January 1, 2019, the Company adopted ASU 2016-02 Leases, using a cumulative-effect transition method and the package of practical expedients available on adoption. Under this standard, the Company, as lessee, was required to recognize its operating leases under GAAP as ROU assets and lease liabilities on the balance sheet.  The standard had a material impact on the Company’s Consolidated Balance Sheet but did not have an impact on the Company’s Consolidated Statement of Operations and Comprehensive Loss. The Company has $57.8 million of ROU assets and $51.8 million of lease liabilities as of December 31, 2019 for its operating leases. The Company's below-market lease intangible, net, of $7.4 million is also included in the ROU assets as of December 31, 2019. In addition, in March 2019, the FASB issued ASU 2019-01 Leases (Topic 842): Codification Improvements ("ASU 2019-01").  The amendments in ASU 2019-01 clarify the existing codification as well as correct unintended application of the existing guidance. The amendments provide additional guidance on determining the fair value of underlying assets by lessors that are not manufacturers or dealers, how to present sales-type and direct financing leases on the cash flow statement and transition disclosures related to Topic 250, Accounting Changes and Error Corrections. ASU 2019-01 is effective for the Company for fiscal years beginning after December 15, 2019, with the transition disclosures related to Topic 250 effective for the fiscal year beginning on January 1, 2019. Transition disclosures related to Topic 250 were adopted by the Company on January 1, 2019, and did not have a material impact on the Company's consolidated financial statements. The Company anticipates that the adoption of other additional guidance from ASU 2019-01 will not have any impact on the Company's consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments in ASU 2016-13 replace the incurred loss impairment methodology under current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The Company will be required to use a forward-looking expected credit loss model for accounts receivable and financial assets carried on the Company's Consolidated Balance Sheet at amortized cost. ASU 2016-13 is effective for the Company for fiscal years beginning after December 15, 2019. The adoption of ASU 2016-13 will not have a material impact on the Company's consolidated financial statements.

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

HOSPITALITY INVESTORS TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Class C Units

As of December 31, 2019, the Class C Units reflected on the Consolidated Balance Sheets are reconciled in the following table (in millions):

As of December 31, 2019
Gross Proceeds	$379.7
Less:
Class C Unit issuance costs(1)	$(22.5)
Plus:
PIK Distributions Paid to holders of Class C Units	$32.1
Accretion of carrying value to liquidation preference of Class C Units	$9.0
Change in contingent forward liability	$0.1
Contingently Redeemable Class C Units in operating partnership	$398.4

(1) Class C Unit issuance costs include $6.0 million paid directly to the Brookfield Investor at the Initial Closing in the form of expense reimbursements and a commitment fee.

HOSPITALITY INVESTORS TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Brookfield Investor is also entitled to receive tax distributions under certain limited circumstances. As of December 31, 2019, no tax distributions have been paid.

For the year ended December 31, 2017, the Company paid cash distributions of $7.9 million and PIK Distributions of 355,349.60 Class C Units to the Brookfield Investor, as the sole holder of the Class C Units. For the year ended December 31, 2018, the Company paid cash distributions of $12.5 million and PIK Distributions of 564,870.56 Class C Units to the Brookfield Investor, as the sole holder of the Class C Units. For the year ended December 31, 2019, the Company paid cash distributions of $27.8 million and PIK Distributions of 1,255,214.93 Class C Units to the Brookfield Investor, as the sole holder of the Class C Units.

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

HOSPITALITY INVESTORS TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

HOSPITALITY INVESTORS TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 – Leases

As of December 31, 2019, the Company recorded leases of its hotel properties and its corporate office space lease in ROU assets and lease liabilities on the Company’s Consolidated Balance Sheet. The Company's below-market lease intangible, net, which is attributed to its ground leases is also included in the Company's ROU assets. The Company’s leases have remaining lease terms of four to 46 years. Most leases include one or more options to renew, with renewal terms that can extend the lease term from five to 50 years. One Company lease includes a purchase option. Lease extension and termination options require written notice by the Company in accordance with specific parameters addressed in each individual lease. Certain of the leases require variable lease payments typically based on a percentage of hotel revenue but no less than a minimum base rent. The Company's lease agreements do not contain any material residual value guarantees or material restrictive covenants.

During the year ended December 31, 2019, the Company paid rental obligations of $5.5 million, which was included in the measurement of lease liabilities and ROU assets. The cash paid is included in operating cash flows on the Company Statement of Cash Flows.

Supplemental balance sheet information related to the Company's leases was as follows:

	Weighted Average Remaining Lease Term (years)	Weighted Average Discount Rate
December 31, 2019	17.5	6.33%

Supplemental income statement information related to the Company's leases was as follows:

	Variable Lease Expense (in thousands)	Rent Expense (in thousands)	Amortization of Below-Market Lease Intangible, net (in thousands)
For the Year Ended December 31, 2019	$743	$5,722	$389

Rent expense for the Company’s leases of its hotel properties which includes variable lease payments is recorded in Rent expense on the Consolidated Statement of Operations and Comprehensive Loss. Rent expense for the Company's corporate office space is included in General and administrative expense on the Consolidated Statement of Operations and Comprehensive Loss.

Maturity of Lease Liabilities Analysis as of December 31, 2019 for the Company's operating leases of hotel properties and corporate office space were as follows (in thousands):

	Minimum Rental Commitments	Amortization of Above Market Lease Intangible to Rent Expense	Amortization of Below Market Lease Intangible to Rent Expense	Amortization of Below Market Lease Intangible, net, to Rent Expense
Year ending December 31, 2020	$5,504	$(153)	$522	$369
Year ending December 31, 2021	5,532	(153)	522	369
Year ending December 31, 2022	5,553	(153)	522	369
Year ending December 31, 2023	5,559	(153)	522	369
Year ending December 31, 2024	5,326	(153)	522	369
Thereafter	65,641	(1,569)	7,117	5,548
Total lease payments	$93,115	$(2,334)	$9,727	$7,393
Less: Imputed Interest	41,359
Present value of lease liability	$51,756

HOSPITALITY INVESTORS TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table, which is required by ASU 2016-02, summarizes future minimum rental commitments for the Company's operating leases comprised of leases of certain of the Company's hotel properties as of December 31, 2018, the most recent year end prior to the Company’s adoption of ASU 2016-02 (in thousands):

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

The Company has allocated values to certain above and below-market lease intangibles based on the difference between market rents and rental commitments under the leases. During the year ended December 31, 2018, amortization of below-market lease intangibles, net, to rent expense was $0.4 million. Rent expense for the year ended December 31, 2018 was $6.3 million.

Note 5 - Mortgage Notes Payable

The Company’s mortgage notes payable as of December 31, 2019 and December 31, 2018 consist of the following, respectively (in thousands):

	Outstanding Mortgage Notes Payable
Encumbered Properties	December 31, 2019	Interest Rate	Payment	Maturity
Hilton Garden Inn Blacksburg Joint Venture	$10,500	4.31%	Interest Only, Principal paid at Maturity	June 2020
92 - Pack Mortgage Loan(1)	810,370	One-month LIBOR plus 2.14%	Interest Only, Principal paid at Maturity	Nov 2021, subject to three, one year extension rights
92 - Pack Senior Mezzanine Loan	93,146	One-month LIBOR plus 5.60%	Interest Only, Principal paid at Maturity	Nov 2021, subject to three, one year extension rights
92 - Pack Junior Mezzanine Loan	65,202	One-month LIBOR plus 8.50%	Interest Only, Principal paid at Maturity	Nov 2021, subject to three, one year extension rights
Additional Grace Mortgage Loan -20 properties in Grace Portfolio and one additional property	232,000	4.96%	Interest Only, Principal paid at Maturity	October 2020
Term Loan -23 properties	261,948	One-month LIBOR plus 3.00%	Interest Only, Principal paid at Maturity	May 2020, subject to three, one year extension rights
Total Mortgage Notes Payable	$1,473,166
Less: Deferred Financing, Net	$13,113
Plus: Premium on Variable Interest-Only Bond	$1,388
Total Mortgage Notes Payable, Net	$1,461,441

(1) As a result of asset sale activity, the number of hotel properties serving as collateral for this loan has been reduced to 78 as of December 31, 2019.

HOSPITALITY INVESTORS TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Interest expense related to the Company's mortgage notes payable for the year ended December 31, 2019, for the year ended December 31, 2018, and for the year ended December 31, 2017 was $81.1 million, $76.3 million, and $66.8 million, respectively.

Baltimore Courtyard and Providence Courtyard

On April 5, 2019, the Company refinanced mortgage debt secured by two of its hotel properties: the Courtyard Baltimore Downtown/Inner Harbor, a 205-key select service hotel located in Baltimore, MD (the “Baltimore Courtyard”), and the Courtyard Providence Downtown, a 219-key select service hotel located in downtown Providence, RI (the “Providence Courtyard”).  The new mortgage and mezzanine loans were in an aggregate principal amount of $46.1 million (such loans, the “Baltimore Courtyard and Providence Courtyard Bridge Loans”).

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

HOSPITALITY INVESTORS TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

87- Pack Loans

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

HOSPITALITY INVESTORS TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 In connection with a sale or disposition to a third party of any of the 92 hotel properties serving as collateral, such property may be released from the 92-Pack Loans, subject to certain conditions and limitations, by prepayment of a portion of the 92-Pack Loans at a release price calculated in accordance with the terms of the 92-Pack Loans. As of December 31, 2019, the Company has sold 14 hotel properties pursuant to these provisions and prepaid approximately $59.6 million of principal under the mortgage loan and approximately $11.7 million of principal under the mezzanine loans, thereby reducing the number of hotel properties serving as collateral under the 92-Pack Loans to 78 hotels.

For the term of the 92-Pack Loans, the Company and the OP are required to maintain, on a consolidated basis, a net worth of (i) $250.0 million (excluding their interest in the hotel properties serving as collateral and excluding accumulated depreciation and amortization) and (ii) $500.0 million (including their interest in the hotel properties serving as collateral but excluding accumulated depreciation and amortization). As of December 31, 2019, the Company was in compliance with this financial covenant.

Variable Interest-Only Bond

During the year ended December 31, 2019, the Company recorded a derivative asset and premium associated with a variable interest-only bond issued as part of the lenders' securitization of the 92-Pack Mortgage Loan and acquired by the Company in connection with such securitization. The interest-only bond was acquired to effectively reduce the Company’s borrowing cost on the 92-Pack Loans. The premium on the interest-only bond is amortized on a straight-line basis over the life of the bond and is included in the Mortgage notes payable on the Company's Consolidated Balance Sheet as of December 31, 2019. The Company values the derivative asset portion of the variable interest-only bond at fair value (See Note 10 - Fair Value Measurements).

Additional Grace Mortgage Loan

A portion of the purchase price of the Grace Portfolio was financed through additional mortgage financing which loan was refinanced during October 2015 (the “Additional Grace Mortgage Loan”). The Additional Grace Mortgage Loan carries a fixed annual interest rate of 4.96% per annum with a maturity date on October 6, 2020. Pursuant to the Additional Grace Mortgage Loan, the Company agreed to make periodic payments into an escrow account for the PIPs required by the franchisors, and the Company made the final PIP reserve payment during June 2018. The Additional Grace Mortgage Loan includes the following financial covenants: minimum consolidated net worth and minimum consolidated liquidity. As of December 31, 2019, the Company was in compliance with these financial covenants.

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

HOSPITALITY INVESTORS TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In connection with a sale or disposition to a third party of an individual Term Loan Collateral Property, such Term Loan Collateral Property may be released from the Term Loan, subject to certain conditions and limitations, by prepayment of a portion of the Term Loan at a release price calculated in accordance with the terms of the Term Loan. As of December 31, 2019, the Company has sold five hotel properties pursuant to these provisions and prepaid approximately $23.1 million of principal under the Term Loan, thereby reducing the number of hotel properties serving as collateral under the Term Loan to 23 hotels.

The Term Loan also provides for certain amounts to be deposited into reserve accounts, including with respect to all costs associated with the PIPs required pursuant to the franchise agreements related to the Term Loan Collateral Properties.

For the term of the Term Loan, the Company and the OP are required to maintain, on a consolidated basis, a net worth of $250.0 million (excluding accumulated depreciation and amortization). As of December 31, 2019, the Company was in compliance with this financial covenant.

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

HOSPITALITY INVESTORS TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Interest expense related to the Grace Preferred Equity Interests for the years ended December 31, 2019, December 31, 2018 and December 31, 2017 was $2.7 million, $17.3 million, and $19.6 million, respectively.

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

Note 7 - Accounts Payable and Accrued Expenses

The following is a summary of the components of accounts payable and accrued expenses (in thousands):

	December 31, 2019	December 31, 2018
Trade accounts payable	$9,679	$22,247
Accrued expenses	44,600	40,718
Total	$54,279	$62,965

Note 8 - Common Stock

The Company had 39,151,201 shares and 39,134,628 shares of common stock outstanding as of December 31, 2019 and December 31, 2018, respectively.

Share Repurchase Program

On September 24, 2018, the Company announced that its board of directors had adopted a new share repurchase program (the "SRP"), effective as of October 1, 2018, pursuant to which the Company was offering, subject to certain terms and conditions, liquidity to stockholders by offering to make quarterly repurchases of common stock at a price to be established by the board of directors. In February 2019, the board of directors suspended the SRP. The suspension will remain in effect unless and until the board takes further action to reactivate the SRP. There can be no assurance the SRP will be reactivated on its current terms, different terms or at all. Prior to such suspension, the Company repurchased a total of 211,154 shares of common stock pursuant to the SRP for a total purchase price of $1.9 million, including 208,977 shares for a total purchase price of $1.9 million during the year ended December 31, 2018.

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

HOSPITALITY INVESTORS TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 - Share-Based Payments

The Company has an employee and director incentive restricted share plan (as amended and/or restated, the “RSP”), which provides it with the ability to grant awards of restricted shares and RSUs to the Company’s directors, officers and employees, as well as the directors and employees of entities that provide services to the Company. The total number of shares of common stock that may be granted under the RSP may not exceed 5% of the outstanding shares of common stock on a fully diluted basis at any time and in any event may not exceed 4,000,000 shares (as such number may be adjusted for stock splits, stock dividends, combinations and similar events).

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

Restricted Share Awards

A summary of the Company's restricted share awards for the year ended December 31, 2019 is presented below.

	Number of Shares	Weighted Average Grant Date Fair Value (per share)	Aggregate Intrinsic Value (in thousands)
Non-vested December 31, 2018	7,210	$14.18	$102
Granted	10,858	$6.91	$75
Vested	7,210	$14.18	$102
Forfeitures	—	$—	$—
Non-vested December 31, 2019	10,858	$6.91	$75

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

The compensation expense related to restricted shares for the years ended December 31, 2019, December 31, 2018 and December 31, 2017 was less than $0.1 million. As of December 31, 2019, there was less than $0.1 million of unrecognized compensation expense remaining.

RSU Awards

A summary of the Company's RSU awards for the year ended December 31, 2019 is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value (per share)	Aggregate Intrinsic Value (in thousands)
Non-vested December 31, 2018	332,364	$14.34	$4,765
Granted	219,959	$6.91	$1,520
Vested	97,335	$14.42	$1,404
Forfeited	71,558	$10.67	$763
Non-vested December 31, 2019	383,430	$10.74	$4,118

RSU awards to the Company’s executive officers and other employees generally vest annually over a four-year vesting period following the date of grant, subject to continued service. RSU awards to directors vest on the earlier of the first anniversary of the date of grant or the date of the next annual meeting of the board of directors following the date of grant, subject to the continued service of the applicable director. In addition, during 2017, certain RSU awards to directors other than Redeemable Preferred Directors were issued in connection with the simultaneous forfeiture of an equal number of restricted shares. These RSU awards have the same vesting terms as the restricted shares which were forfeited (i.e., annually over a five-year period following the date of grant of the original restricted share award). Vested RSUs may only be settled in shares of common stock and such settlement generally will be on the earliest of (i) in the calendar year in which the third anniversary of each applicable vesting date occurs, (ii) termination of the recipient’s services to the Company and (iii) a change in control event. During November 2018, 10,800 RSU awards were forfeited by three executive officers. Simultaneously with these forfeitures, a total of 10,800 new RSU awards were granted to various non-executive employees of the Company with the same vesting terms as the RSU awards forfeited. As of December 31, 2019, the Company anticipates that all unvested RSUs will vest in accordance with their terms.

The compensation expense related to RSUs for the years ended December 31, 2019, December 31, 2018 and December 31, 2017 was approximately $1.5 million, $1.4 million and $0.4 million, respectively. As of December 31, 2019, there was $2.9 million of unrecognized compensation expense remaining.

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

	December 31, 2019
	Carrying Amount	Fair Value
Mortgage notes payable	$1,473,166	$1,461,943
Total	$1,473,166	$1,461,943

HOSPITALITY INVESTORS TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of the mortgage notes payable was determined using the discounted cash flow method and applying current market rates and is classified as level 3 under the fair value hierarchy. Market rates take into consideration general market conditions and maturity.

During the years ended December 31, 2019, December 31, 2018, and December 31, 2017, the Company recorded impairment losses on its hotel properties (See Note 16 - Impairments). The fair value of these hotel properties other than those subject to definitive sales agreements was based on the observable market data which is considered level 2 input under the fair value hierarchy and unobservable inputs that reflect the Company's internal assumptions, which are considered level 3 input under the fair value hierarchy. Discount rates used in the determination of the fair value of hotel properties generally range from 8% to 11%.  For the Company's hotels subject to a definitive sales agreement, fair value was equal to the purchase price in the applicable agreement.

During the year ended December 31, 2019, the Company recorded a derivative asset associated with a variable interest-only bond that the Company acquired in connection with the lenders' securitization of the 92-Pack Mortgage Loan (See Note 5 - Mortgage Notes Payable). As of December 31, 2019, the fair value of the derivative asset was $1.5 million which was based on observable market data which is considered level 2 input under the fair value hierarchy.

Note 11 - Commitments and Contingencies

Litigation

In the ordinary course of business, the Company may become subject to litigation, claims and regulatory matters. There are no material legal or regulatory proceedings pending or known to be contemplated against the Company at the date of this filing, other than as set forth below.

A special litigation committee (the “SLC”) of the Company’s board of directors (the “Board”) has been empowered to investigate claims asserted in shareholder demand letters sent to the Board by counsel for two of the Company’s stockholders, Tom Milliken and Stuart Wollman, as well as the allegations contained in a complaint filed by Mr. Milliken on behalf of the Company and against the Company, as well as the Company's former external advisor, American Realty Capital Hospitality Advisors, LLC (the "Former Advisor"), and various affiliates of the Former Advisor, including the Company’s former property managers (together, the “Former Advisor Defendants”), and certain current and former directors and officers of the Company (the “Director and Officer Defendants”). The complaint was filed in the United States District Court for the Southern District of New York on February 26, 2018 and amended on May 25, 2018 (the “Milliken Court Action”). The amended complaint alleges, among other things, that the Former Advisor and the Director and Officer Defendants breached their fiduciary duties to the Company by putting their own interests above the Company’s interests, which breach was aided and abetted by certain of the Former Advisor Defendants. The amended complaint also asserts a claim for corporate waste against the Former Advisor and Director and Officer Defendants, which was aided and abetted by certain of the Former Advisor Defendants, breach of contract against the Director and Officer Defendants, and unjust enrichment against certain of the Director and Officer Defendants and Former Advisor Defendants.

In May 2018, the Company filed a motion to stay the complaint pending the outcome of the investigation, and, in August 2018, the District Court granted the Company’s motion. The SLC, which is represented by independent counsel, completed its investigation of the claims contained in the demand letters and the Milliken Court Action, and, on October 11, 2019, the SLC submitted to the District Court its report with respect to its investigation (the “Report”). In November 2019, the District Court lifted the stay.

The SLC also has been empowered to determine whether it is in the Company’s best interest for the claims against the defendants in the Milliken Court Action to proceed.  The Report includes the SLC’s previously disclosed determination that some but not all of the claims should proceed. The Report also indicates that, as previously disclosed, the SLC has reached an agreement-in-principle with one of the Director and Officer Defendants, the Company’s current Chief Executive Officer, Jonathan P. Mehlman, to resolve the claims against Mr. Mehlman with prejudice whereby he will pay back to the Company a portion of certain fees and stock he received.  In the Report, the SLC concluded that: (1) the claims against the Company’s current directors, Stanley Perla and Abby Wenzel, the Company’s former director, Robert Burns, and the Company’s former Chief Financial Officer, Edward Hoganson should be dismissed with prejudice, and it is not, therefore, in the best interest of the Company for any claims to proceed against them; and (2) it is in the best interest of the Company for certain claims to proceed against the remaining defendants.

  On December 27, 2019, following extensive settlement discussions, the Company, the Former Advisor Defendants and the Director and Officer Defendants reached an agreement-in-principle concerning the proposed settlement of the Milliken Court Action.

The agreements-in-principle with Mr. Mehlman and the other defendants, subject to signing a definitive settlement agreement and receiving District Court approval, contemplated an aggregate cash payment to the Company of $15,181,108.47, which will primarily be paid by the Company’s director and officer insurers, and the tendering by certain defendants of an aggregate of 83,504 shares of the Company’s common stock to the Company.

If finally approved by the District Court, the settlement will fully and completely release the claims of the Company’s stockholders asserted in the stockholder derivation action, and the cash payment to the Company will be reduced by any District Court-approved attorneys’ fees and expenses to plaintiff’s counsel and contribution award to plaintiff in recognition of the substantial benefit the plaintiff conferred on the Company in achieving the settlement.

On January 29, 2020, two days before the District Court deadline for the filing of a stipulation comprising the settlement agreement among the Company and the various defendants in the Milliken Court Action reflecting the agreements-in-principle described above (the “Stipulation of Settlement”), Stuart Wollman filed a separate complaint with the District Court against the Company and all of the defendants in the Milliken Court Action except for certain of the Former Advisor Defendants and Mr. Hoganson (the “Wollman Court Action”), alleging common law fraud on behalf of himself and a putative class of the Company’s  stockholders related to their purchases of Company’s common stock, and seeks rescission or compensatory damages, punitive damages, and attorneys’ fees and costs.  The Wollman Court Action is based on facts that comprise part of the factual basis for and that gave rise to the Milliken Court Action, focusing in particular on disclosures related to the Company’s property management agreements with certain of the Former Advisor Defendants.  The Company and the other defendants named in the Wollman Court Action intend to seek an expedited judicial determination dismissing the Wollman Court Action with prejudice and other appropriate relief. On March 18, 2020, the Company and the other defendants named in the Wollman Court Action filed motions to dismiss the litigation with prejudice.

HOSPITALITY INVESTORS TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On February 3, 2020, the Company and the defendants in the Milliken Court Action filed the Stipulation of Settlement with the District Court.  Dismissal with prejudice of the Wollman Court Action is a condition precedent to the effectiveness of the settlement of the Milliken Court Action.  On February 5, 2020, the District Court issued an order preliminarily approving the proposed settlement of the Milliken Court Action contemplated by the Stipulation of Settlement. On March 25, 2020, Stuart Wollman filed a motion to intervene in the Milliken Court Action and vacate the District Court’s preliminary approval of the proposed settlement on the alleged basis that the settlement is impermissibly broad.

On June 9, 2020, the District Court will hold a settlement hearing to determine whether the proposed settlement and plaintiff’s counsel’s proposed fee application for an award of attorneys’ fees, reimbursement of expenses, and payment of a case contribution award in the aggregate of $2,250,000, which will serve to reduce the cash payments the Company would otherwise receive, are fair, reasonable and adequate, and should therefore be granted final approval.  Any current stockholder of the Company may make an objection to the proposed settlement and/or proposed fee award and appear at the settlement hearing, at the stockholder’s own expense, individually or through counsel of the stockholder’s own choice. Although the Company believes that the Stipulation of Settlement represents a fair and reasonable compromise of the matters in dispute in the litigation, there can be no assurance the settlement will become effective on the proposed terms, or at all.

The claims in the Milliken Court Action do not seek recovery of losses from or damages against the Company, but instead allege that the Company has sustained damages as a result of actions by the defendants.  Further, the Company believes that the claims in the Wollman Court Action fail to allege any distinct injury separate from any harm suffered by the Company and constitute an improper attempt to convert derivative claims into direct or individual claims.  Therefore, the Company has determined that no accrual of any potential liability was necessary as of December 31, 2019, other than for incurred out-of-pocket legal fees and expenses.

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

Contingent Forward Liability

Until the Final Closing, the Company could have become obligated pursuant to the SPA with the Brookfield Investor to issue additional Class C Units. This obligation was considered a contingent forward contract under ASC section 480 - Distinguishing Liabilities from Equity, and the Company accounted for it as a liability.  On February 27, 2019, the Company used the proceeds from the concurrent sale of Class C Units to the Brookfield Investor at the Final Closing to redeem the remaining $219.7 million in liquidation value of Grace Preferred Equity Interests, and the Brookfield Investor no longer has any obligations or rights to purchase additional Class C Units. The contingent forward liability was extinguished upon the Final Closing, and, accordingly, the Company will not have any such obligations in the future. At December 31, 2018 and 2017, the fair value of the contingent forward liability was zero and $1.4 million, respectively, and changes in fair value were recognized as income through current earnings.

HOSPITALITY INVESTORS TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Holders of Class C Units are entitled to receive, with respect to each Class C Unit, fixed, quarterly cumulative cash distributions at a rate of 7.50% per annum from legally available funds. Holders of Class C Units are also entitled to receive, with respect to each Class C Unit, fixed, quarterly, cumulative PIK Distributions payable in Class C Units at a rate of 5% per annum. For the year ended December 31, 2017, the Company paid cash distributions of $7.9 million and PIK Distributions of 355,349.60 Class C Units to the Brookfield Investor, as the sole holder of the Class C Units. For the year ended December 31, 2018, the Company paid cash distributions of $12.5 million and PIK Distributions of 564,870.56 Class C Units to the Brookfield Investor, as the sole holder of the Class C Units. For the year ended December 31, 2019, the Company paid cash distributions of $27.8 million and PIK Distributions of 1,255,214.93 Class C Units to the Brookfield Investor, as the sole holder of the Class C Units.

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

Note 13 - Economic Dependency

Prior to the Initial Closing, the Company was dependent on the Former Advisor and its affiliates. Going forward, the Company intends to continue pursuing its investment strategies subject to the Brookfield Approval Rights (See Note 3 - Brookfield Investment). As a result of these relationships, the Company is dependent upon the Brookfield Investor and its affiliates.

Note 14 - Income Taxes

The Company elected to be taxed as a REIT under Sections 856 through 860 of the Code commencing with its tax year ended December 31, 2014. In order to continue to qualify as a REIT, the Company must annually distribute to its stockholders 90% of its REIT taxable income (which does not equal net income as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding net capital gain, and must comply with various other organizational and operational requirements. As of December 31, 2019, the REIT has approximately $316.0 million of net operating loss ("NOL") carryforwards that may be used in the future to reduce the amount otherwise required to be distributed by the Company to meet REIT requirements. Certain of these NOL carryforwards will begin to expire after 2034.

HOSPITALITY INVESTORS TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company's taxable REIT subsidiaries ("TRSs") had a combined loss (calculated in accordance with GAAP) in 2019. The components of income tax expense for the years ended December 31, 2019, December 31, 2018 and December 31, 2017 are presented in the following table, in thousands.

	Year Ended December 31,
	2019	2018	2017
Current tax (benefit) expense:
Federal	$459	$288	$(146)
State	507	331	217
Total	$966	$619	$71

Deferred tax (benefit) expense:
Federal	$(3,971)	$(2,089)	$(1,283)
State	(133)	(1,136)	(714)
Total	(4,104)	(3,225)	(1,997)
Total income tax (benefit) expense	$(3,138)	$(2,606)	$(1,926)

A reconciliation of the statutory federal income tax benefit of the Company's income tax expense is presented in the following table, in thousands.

	Year Ended December 31,
	2019	2018	2017
Statutory federal income tax benefit	$(34,986)	$(18,618)	$(24,843)
Effect of non-taxable REIT loss	31,598	16,280	22,084
State income tax expense, net of federal tax benefit	250	(268)	(110)
Re-measurement of net deferred tax assets	—	—	943
Income tax (benefit) expense	$(3,138)	$(2,606)	$(1,926)

The tax effect of each type of temporary difference and carryforward, that gives rise to the deferred tax assets and liabilities for the year ended December 31, 2019, and December 31, 2018 are presented in the following table, in thousands.

	Year Ended December 31,
	2019	2018
Deferred tax asset:
Goodwill	$640	$1,267
Net operating losses	9,386	3,979
Total Deferred Tax Assets	$10,026	$5,246
Less valuation allowance	(735)	—
Deferred tax assets, net of valuation allowance	$9,291	$5,246

Deferred tax liability:
Investments in unconsolidated entities	$(43)	$(74)
Other	(10)	(38)
Total deferred tax liabilities	(53)	(112)
Net deferred tax asset	$9,238	$5,134

The net deferred tax asset of $9.2 million is included in "Prepaid expenses and other assets" on the Company's Consolidated Balance Sheet.

The Company believes that it is more likely than not that the results of future TRS operations will generate sufficient taxable income in order to realize most of our total deferred tax assets. However, a valuation allowance in the amount of $0.7 million has been recorded as of December 31, 2019 to reflect certain state tax, net operating losses, that may not be realized.

There were no material interest or penalties recorded for the years ended December 31, 2019, 2018, and 2017.

As of December 31, 2019, the Company's taxable REIT subsidiaries have $36.3 million of net operating loss carryforwards that will begin to expire after 2037.

Note 15 - Sale of Hotels and Assets Held for Sale

During the year ended December 31, 2019, the Company completed the sale of 20 hotels for a sales price of $138.5 million, resulting in a net gain of approximately $4.9 million, which is included in gain (loss) on sale of assets, net on the Company’s Consolidated Statement of Operations and Comprehensive Loss. The Company had previously recognized impairment losses on 14 of these hotels in anticipation of their expected sale. These sales generated net proceeds to the Company of approximately $37.3 million, after prepayment of approximately $101.2 million of related mortgage debt obligations and closing costs.

See Note 18 – Subsequent Events for discussion about 17 hotels that were sold between January 1, 2020 and March 15, 2020.

During the year ended December 31, 2018, the Company completed the sale of one hotel for a sales price of $5.7 million, resulting in a net loss of approximately $0.1 million, which is reflected in gain (loss) on sale of assets, net on the Company’s Consolidated Statement of Operations and Comprehensive Loss. The Company used the proceeds from the sale of the hotel to redeem $3.8 million in Grace Preferred Equity Interests in accordance with their terms and for other general corporate purposes.

During the year ended December 31, 2017, the Company completed the sale of three hotels for a sales price of $11.7 million, resulting in a net gain of approximately $0.1 million, which is reflected in gain (loss) on sale of assets, net on the Company’s Consolidated Statement of Operations and Comprehensive Loss. The Company used the proceeds from the sale of the hotels to redeem $8.8 million in Grace Preferred Equity Interests in accordance with their terms and for other general corporate purposes. The Company also recognized an impairment loss on two of the three hotels sold, totaling $3.9 million, which includes the costs to sell those assets.

Assets Held for Sale

As part of its investment strategy to continue to pursue the sale of non-core hotels and reallocate capital into other corporate purposes, including debt reduction, the Company commenced marketing for sale a total of 45 hotels during the year ended December 31, 2019.

As of December 31, 2019, 21 hotels were subject to definitive sale agreements where the buyer has made a non-refundable deposit and have been classified as held for sale. During the year ended December 31, 2019, the Company recognized an impairment loss on 17 of these 21 hotels, and made certain adjustments to previous impairment estimates, totaling $60.9 million, which includes the estimated costs to sell those assets (See Note 16 - Impairments). The aggregate contract purchase price of these sales is $172.0 million, and the sales are expected to generate net proceeds to the Company of approximately $22.1 million, after prepayment of approximately $149.9 million of related mortgage debt obligations and estimated closing costs.

The Company expects to close on the sale of the above 21 hotels during the first and second quarter of 2020. These sales are subject to customary closing conditions, and there can be no assurance they will be completed on their current terms, or at all. The sales of these hotels do not represent a strategic shift of the Company’s operations, and therefore the Company has included the operating results for these properties in income from continuing operations for the year ended December 31, 2019.

See Note 18 – Subsequent Events for discussion about 17 hotels that were sold between January 1, 2020 and March 15, 2020.

Note 16 - Impairments

Impairments of Long-Lived Assets

      During the year ended December 31, 2019, the Company identified 33 hotel properties where the carrying value of the properties exceeded their fair value and management determined the excess carrying value was unrecoverable. All but two of these 33 hotel properties were either sold during 2019 or subject to definitive sale agreements as of December 31, 2019, and were identified for impairment review because of a potential sale of such properties, resulting in shorter holding periods. The Company recorded cumulative impairment losses of $114.6 million on the 33 hotels.  The Company determined the fair value of the 31 sale hotels was equal to the purchase price in the applicable definitive sales agreement. The Company determined the fair value of the two other hotels using market and income based approaches. The market approach estimates value based on what other purchasers and sellers in the market have agreed to as price for comparable properties. The income approach utilizes assumptions such as discount rates, future cash flow, and capitalization rates.

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

Impairment of Goodwill

The Company recognized $31.6 million of goodwill as a result of the transactions and consideration paid in connection with its transition to self-management on March 31, 2017. The Company allocated this goodwill to each of its wholly-owned hotels based on its determination that each hotel is a reporting unit as defined in US GAAP.

For any reporting unit for which the Company has performed a recoverability test (as described above under Impairments of Long-Lived Assets), Accounting Standards Codification section 805 - Business Combinations requires that the Company also evaluate the goodwill allocated to such reporting unit for impairment. In performing this evaluation, the Company compares the fair value of the reporting unit to the carrying amount of such reporting unit including the allocation of goodwill. As required by ASC 350, as amended by ASU 2017-04, if the carrying amount of the reporting unit exceeds its fair value, the Company will apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit’s carrying amount over its fair value, not to exceed the total amount of goodwill allocated to such reporting unit.

In 2019, for the Company's hotels subject to a definitive sales agreement, fair value was equal to the purchase price in the applicable agreement. The fair value of the hotel properties not subject to a definitive sales agreement was determined using market and income based methods. For 2018 and 2017, the Company determined the fair values of each reporting unit using market and income based methods.

During the year ended December 31, 2019, the Company determined that approximately $0.9 million of goodwill allocated to five reporting units for which the fair value was less than the carrying amount was impaired. The range of goodwill impairment recorded by each reporting unit was from less than $0.1 million to $0.2 million, with an average impairment of $0.2 million. One of the five hotels was impaired when classified as "Assets held for sale."

During the year ended December 31, 2018, the Company determined that approximately $3.4 million of goodwill allocated to 16 reporting units for which the fair value was less than the carrying amount was impaired. The range of goodwill impairment recorded by each reporting unit was from less than $0.1 million to $0.6 million, with an average impairment of $0.2 million.

During the year ended December 31, 2017, the Company determined that approximately $17.1 million of goodwill allocated to 82 reporting units for which the fair value was less than the carrying amount was impaired. The range of goodwill impairment recorded by each reporting unit was from less than $0.1 million to $1.3 million, with an average impairment of $0.2 million.

The goodwill impairment is reflected in impairment of goodwill and long-lived assets on the Company's Consolidated Statement of Operations and Comprehensive Loss for the year ended December 31, 2019, December 31, 2018, and December 31, 2017, respectively.

HOSPITALITY INVESTORS TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17 – Quarterly Results (Unaudited)

Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2019, December 31, 2018 and December 31, 2017:

	Quarters Ended
	March 31,	June 30,	September 30,	December 31,
(In thousands, except for share amounts)	2019	2019	2019	2019
Total revenues	$142,081	$165,185	$158,686	$132,704
Net loss attributable to common stockholders	$(41,153)	$(52,230)	$(31,730)	$(89,390)
Basic and Diluted weighted average shares outstanding	39,125,920	39,127,758	39,140,267	39,140,345
Basic and Diluted net loss attributable to common stockholders per common share	$(0.95)	$(1.33)	$(0.81)	$(2.28)

	Quarters Ended
	March 31,	June 30,	September 30,	December 31,
(In thousands, except for share amounts)	2018	2018	2018	2018
Total revenues	$139,958	$164,835	$160,325	$140,941
Net loss attributable to common stockholders	$(23,799)	$(29,439)	$(16,893)	$(39,418)
Basic and Diluted weighted average shares outstanding	39,498,253	39,502,003	39,336,099	39,334,125
Basic and Diluted net loss attributable to common stockholders per common share	$(0.60)	$(0.75)	$(0.43)	$(1.00)

	Quarters Ended
	March 31,	June 30,	September 30,	December 31,
(In thousands, except for share amounts)	2017	2017	2017	2017
Total revenues	$143,703	$167,012	$167,241	$143,119
Net loss attributable to common stockholders	$(20,679)	$(27,255)	$(14,058)	$(28,701)
Basic and Diluted weighted average shares outstanding	38,810,386	39,610,265	39,611,261	39,603,885
Basic and Diluted net loss attributable to common stockholders per common share	$(0.53)	$(0.69)	$(0.35)	$(0.72)

HOSPITALITY INVESTORS TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18 - Subsequent Events

Asset Sales

Between January 1, 2020 and March 15, 2020, the Company completed the sale of 17 hotels for a sales price of $130.0 million. The sales generated net proceeds of $19.0 million after prepayment of approximately $111.0 million of related mortgage debt obligations and closing costs. These hotels were classified as held for sale during the year ended December 31, 2019.

Coronavirus Pandemic

The recent novel coronavirus pandemic has begun to adversely impact the Company’s business.  In early March 2020, the Company started to see softening of demand and revenue weakness across its portfolio triggered by direct guest cancellations at its hotels as well as cancellations of business and industry conventions and meetings in certain of its markets.  These conditions have worsened over the course of the month as the level of overall business and leisure travel has declined significantly due to concerns about the coronavirus pandemic, and the Company anticipates they will continue and likely worsen further as governments and businesses take additional actions to respond to the risks of the coronavirus pandemic.  The Company is working closely with its third party property managers to respond to these developments and to implement various cost reduction and other liquidity preservation measures which have included temporary hotel staff reductions and temporarily closing certain hotels.  The Company has also begun to reach out to various contract counterparties, such as lenders and ground lessors, about payment waivers and deferrals, as well as other liquidity preservation measures. These efforts are expected to continue, although there can be no assurance all or any one of them will be successful. The extent to which the coronavirus outbreaks will impact the Company’s financial results will depend on future developments, which are unknown and cannot be predicted, including the duration and ultimate scope of the pandemic, new information which may emerge concerning the severity of the coronavirus and actions taken to contain the coronavirus pandemic or its impact, among others. The Company cannot predict how the coronavirus pandemic may impact the prospects for the Company and its business generally when conditions normalize. For example, some of the current reduction in travel and consequently guest demand at the Company's hotels may persist due to potentially permanent changes in the hotel use patterns and willingness to travel of the Company's guests.  The Company may also experience higher cost structures due to factors such as new brand standards and increasing guest and staff concerns about cleanliness.

The Company is subject to periodic debt yield and debt service coverage tests under its indebtedness.  Failure to satisfy these tests, although not an event of default under the Company’s indebtedness, could cause cash flows from the properties financed after debt service, certain property operating expenses and loan reserves to be diverted to the lender, as additional loan collateral until the tests have been satisfied or we prepay sufficient principal to satisfy the applicable test.  The decline in the Company’s financial results caused by the recent coronavirus pandemic could result in its failure to satisfy the coverage tests under its indebtedness, which could have a material adverse effect on its liquidity.

The recent coronavirus pandemic has also begun to adversely impact credit and capital market conditions and as a result of these developments the Company may be unable to access these markets until conditions normalize.  During 2020, the Company has two debt obligations scheduled to mature: $10.5 million principal amount of mortgage debt secured by the Hilton Garden Inn Blacksburg, VA hotel (a joint venture in which the Company owns a 56.5% interest) which is scheduled to mature in June and $232.0 million principal amount of mortgage debt secured by 21 properties which is scheduled to mature in October 2020.  The debt obligations scheduled to mature in 2020, like all of the Company’s other debt obligations, are non-recourse, subject to customary non-recourse exceptions.  At this time due to the uncertainties with regard to the coronavirus pandemic, including as to its duration and severity, the Company cannot predict whether it will be able to access the credit markets and refinance these debt obligations in a timely manner, and, accordingly the Company requested extensions of these debt obligations.  There can be no assurance the Company will be able to obtain these extensions on favorable terms, or at all. If credit market conditions improve, the Company may instead seek to refinance these debt obligations.  The Company cannot provide any assurances its efforts to extend or refinance these debt obligations in a timely manner or on favorable terms will be successful.

HOSPITALITY INVESTORS TRUST, INC.

Real Estate and Accumulated Depreciation

Schedule III

December 31, 2019

(dollar amounts in thousands)

				Initial Cost		Subsequent Costs Capitalized		Gross Amount at December 31, 2019 (1)
Property	U.S. State or Country	Acquisition Date	Debt at December 31, 2019	Land	Building and Improvements	Land	Building and Improvements	Land	Building and Improvements	Total	Accumulated Depreciation (2)
Courtyard Baltimore Downtown Inner Harbor	MD	2014	(22,553)	4,961	34,343	—	—	4,961	34,343	39,304	(5,035)
Hilton Garden Inn Blacksburg	VA	2014/2015	(10,500)	—	14,107	—	1,337	—	15,444	15,444	(1,842)
Georgia Tech Hotel and Conference Center	GA	2014	(10,007)	—	0	—	—	—	—	—	—
Homewood Suites Stratford	CT	2014	(12,500)	2,377	13,875	—	1,688	2,377	15,563	17,940	(2,700)
Courtyard Providence Downtown	RI	2014	(33,111)	4,724	29,388	—	1,255	4,724	30,643	35,367	(4,727)
Westin Virginia Beach Town Center	VA	2014	—	—	0	—	—	—	—	—	—
Courtyard Louisville Downtown	KY	2015	(27,706)	3,727	33,543	—	3,263	3,727	36,807	40,534	(4,427)
Embassy Suites Orlando International Drive Jamaican Court	FL	2015	(35,730)	2,356	23,646	(4)	1,776	2,352	25,421	27,773	(3,756)
Fairfield Inn & Suites Atlanta Vinings	GA	2015	(11,150)	1,394	8,968	—	2,542	1,395	11,510	12,905	(1,952)
Homewood Suites Chicago Downtown	IL	2015	(46,965)	15,314	73,248	4	6,014	15,318	79,262	94,580	(11,591)
Hyatt Place Albuquerque Uptown	NM	2015	(16,302)	987	16,386	(1)	1,206	986	17,591	18,577	(2,407)
Hyatt Place Baltimore Washington Airport	MD	2015	(10,052)	3,129	9,068	(3,129)	(9,068)	—	—	—	—
Hyatt Place Birmingham Hoover	AL	2015	(4,954)	956	9,689	(956)	(9,689)	—	—	—	—
Hyatt Place Cincinnati Blue Ash	OH	2015	(2,790)	652	7,951	(652)	(7,951)	—	—	—	—
Hyatt Place Columbus Worthington	OH	2015	(4,271)	1,063	11,319	(1,063)	(11,319)	—	—	—	—
Hyatt Place Indianapolis Keystone	IN	2015	(11,065)	1,918	13,935	(1,918)	(13,936)	—	—	—	—
Hyatt Place Memphis Wolfchase Galleria	TN	2015	(9,545)	971	14,505	2	1,709	974	16,215	17,189	(2,073)
Hyatt Place Miami Airport West Doral	FL	2015	(15,289)	2,634	17,897	1	1,891	2,634	19,788	22,422	(2,602)
Hyatt Place Nashville Franklin Cool Springs	TN	2015	(12,586)	2,201	15,003	1	1,804	2,202	16,807	19,009	(2,306)
Hyatt Place Richmond Innsbrook	VA	2015	(9,798)	1,584	8,013	(1,584)	(8,013)	—	—	—	—
Hyatt Place Tampa Airport Westshore	FL	2015	(15,965)	3,329	15,710	(5)	1,256	3,324	16,966	20,290	(2,348)
Residence Inn Lexington South Hamburg Place	KY	2015	(10,305)	2,044	13,313	—	2,022	2,044	15,335	17,379	(2,275)
SpringHill Suites Lexington Near The University Of Kentucky	KY	2015	(12,839)	3,321	13,064	—	2,018	3,321	15,082	18,403	(1,977)

HOSPITALITY INVESTORS TRUST, INC.

Real Estate and Accumulated Depreciation

Schedule III

December 31, 2019

(dollar amounts in thousands)

Hampton Inn Albany Wolf Road Airport	NY	2015	(12,248)	1,717	16,572	(1,717)	(16,572)	—	—	—	—
Hampton Inn Baltimore Glen Burnie	MD	2015	(2,505)	—	5,438	—	1,382	—	6,820	6,820	(2,142)
Hampton Inn Beckley	WV	2015	(10,812)	857	13,670	—	1,879	857	15,549	16,406	(1,923)
Hampton Inn Birmingham Mountain Brook	AL	2015	(5,182)	—	9,863	—	1,875	—	11,738	11,738	(1,507)
Hampton Inn Boca Raton	FL	2015	(11,319)	2,027	10,420	—	1,916	2,027	12,336	14,363	(1,727)
Hampton Inn Boca Raton Deerfield Beach	FL	2015	(9,123)	2,781	9,338	—	63	2,781	9,400	12,181	(1,273)
Hampton Inn Columbia I 26 Airport	SC	2015	(4,556)	1,209	3,684	(1,209)	(3,684)	—	—	—	—
Hampton Inn Detroit Madison Heights South Troy	MI	2015	(9,967)	1,950	11,834	—	1,064	1,950	12,898	14,848	(1,684)
Hampton Inn Detroit Northville	MI	2015	(6,093)	1,210	8,591	(1,210)	(8,591)	—	—	—	—
Hampton Inn Kansas City Overland Park	KS	2015	(5,406)	1,233	9,210	(1,233)	(9,210)	—	—	—	—
Hampton Inn Kansas City Airport	MO	2015	(7,175)	1,362	9,247	(1,362)	(9,247)	—	—	—	—
Hampton Inn Memphis Poplar	TN	2015	(11,234)	2,168	10,618	—	1,639	2,168	12,257	14,425	(1,655)
Hampton Inn Norfolk Naval Base	VA	2015	(5,997)	—	6,873	—	2,011	—	8,884	8,884	(1,921)
Hampton Inn Palm Beach Gardens	FL	2015	(19,512)	3,253	17,724	—	1,503	3,253	19,228	22,481	(2,414)
Hampton Inn Scranton @ Montage Mountain	PA	2015	(7,940)	754	11,174	—	1,292	754	12,465	13,219	(1,642)
Hampton Inn State College	PA	2015	(12,839)	2,509	9,359	—	2,000	2,509	11,359	13,868	(1,625)
Hampton Inn West Palm Beach Florida Turnpike	FL	2015	(16,809)	2,008	13,636	—	71	2,008	13,707	15,715	(1,782)
Homewood Suites Hartford Windsor Locks	CT	2015	(10,364)	3,072	8,996	—	3,713	3,072	12,709	15,781	(2,292)
Homewood Suites Phoenix Biltmore	AZ	2015	(17,992)	—	23,722	—	2,494	—	26,215	26,215	(3,484)
Hampton Inn & Suites Boynton Beach	FL	2015	(26,439)	1,393	24,759	—	2,190	1,393	26,949	28,342	(3,363)
Courtyard Athens Downtown	GA	2015	(8,371)	3,201	7,305	—	1,963	3,201	9,268	12,469	(1,225)
Courtyard Gainesville	FL	2015	(7,859)	2,904	8,605	(2,904)	(8,605)	—	—	—	—
Courtyard Knoxville Cedar Bluff	TN	2015	(6,036)	1,289	8,556	—	1,370	1,289	9,927	11,216	(1,456)
Courtyard Orlando Altamonte Springs Maitland	FL	2015	(12,670)	1,716	11,463	—	880	1,716	12,344	14,060	(1,510)
Courtyard Sarasota Bradenton	FL	2015	(9,123)	1,928	8,334	—	1,864	1,928	10,198	12,126	(1,368)

HOSPITALITY INVESTORS TRUST, INC.

Real Estate and Accumulated Depreciation

Schedule III

December 31, 2019

(dollar amounts in thousands)

Courtyard Tallahassee North I 10 Capital Circle	FL	2015	(9,883)	2,767	9,254	—	919	2,767	10,173	12,940	(1,371)
Residence Inn Chattanooga Downtown	TN	2015	(13,600)	1,142	10,112	—	1,415	1,142	11,527	12,669	(1,615)
Residence Inn Fort Myers	FL	2015	(10,643)	1,372	8,765	—	1,919	1,372	10,684	12,056	(1,441)
Residence Inn Knoxville Cedar Bluff	TN	2015	(8,954)	1,474	9,580	—	2,050	1,474	11,630	13,104	(1,606)
Residence Inn Macon	GA	2015	(4,484)	1,046	5,381	—	1,625	1,046	7,006	8,052	(1,377)
Residence Inn Mobile	AL	2015	(3,337)	—	6,714	—	(6,714)	—	—	—	—
Residence Inn Sarasota Bradenton	FL	2015	(9,545)	2,138	9,118	—	2,228	2,138	11,346	13,484	(1,461)
Residence Inn Savannah Midtown	GA	2015	(8,531)	1,106	9,349	—	1,775	1,106	11,123	12,229	(1,556)
Residence Inn Tallahassee North I 10 Capital Circle	FL	2015	(9,883)	1,349	9,983	—	1,821	1,349	11,804	13,153	(1,714)
Residence Inn Tampa North I 75 Fletcher	FL	2015	(11,234)	1,251	8,174	—	2,230	1,251	10,404	11,655	(1,413)
Residence Inn Tampa Sabal Park Brandon	FL	2015	(15,880)	1,773	10,830	—	2,810	1,773	13,640	15,413	(1,790)
Courtyard Jacksonville Airport Northeast	FL	2015	(7,433)	1,783	5,459	—	1,461	1,783	6,920	8,703	(1,471)
Hampton Inn & Suites Nashville Franklin Cool Springs	TN	2015	(14,951)	2,526	16,985	—	1,843	2,526	18,828	21,354	(2,425)
Hampton Inn Boston Peabody	MA	2015	(14,106)	3,008	11,846	—	1,402	3,008	13,248	16,256	(1,850)
Hampton Inn Grand Rapids North	MI	2015	(10,052)	2,191	11,502	—	1,454	2,191	12,956	15,147	(1,810)
Homewood Suites Boston Peabody	MA	2015	(9,629)	2,508	8,654	—	2,908	2,508	11,562	14,070	(2,327)
Hyatt Place Las Vegas	NV	2015	(19,428)	2,902	17,419	—	1,733	2,902	19,153	22,055	(2,856)
Hyatt Place Minneapolis Airport South	MN	2015	(11,403)	2,519	11,810	—	1,259	2,519	13,068	15,587	(1,848)
Residence Inn Boise Downtown	ID	2015	(12,670)	1,776	10,203	—	4,791	1,776	14,993	16,769	(2,456)
Residence Inn Portland Downtown Lloyd Center	OR	2015	(19,861)	25,213	23,231	—	551	25,213	23,781	48,994	(3,533)
SpringHill Suites Grand Rapids North	MI	2015	(9,123)	1,063	9,312	—	1,895	1,063	11,208	12,271	(1,461)
Hyatt Place Kansas City Overland Park Metcalf	KS	2015	(4,469)	1,038	7,792	(1,038)	(7,792)	—	—	—	—
Courtyard Asheville	NC	2015	(12,332)	2,236	10,290	—	1,396	2,236	11,687	13,923	(1,510)
Courtyard Dallas Market Center	TX	2015	(14,698)	—	19,768	—	2,548	—	22,316	22,316	(3,154)
Fairfield Inn & Suites Dallas Market Center	TX	2015	(7,118)	1,550	7,236	1	251	1,552	7,488	9,040	(957)

HOSPITALITY INVESTORS TRUST, INC.

Real Estate and Accumulated Depreciation

Schedule III

December 31, 2019

(dollar amounts in thousands)

Hilton Garden Inn Austin Round Rock	TX	2015	(9,376)	2,797	10,920	2	2,477	2,799	13,397	16,196	(1,992)
Residence Inn Los Angeles Airport El Segundo	CA	2015	(41,560)	16,416	21,618	13	1,902	16,429	23,521	39,950	(3,242)
Residence Inn San Diego Rancho Bernardo Scripps Poway	CA	2015	(20,188)	5,261	18,677	—	3,146	5,261	21,823	27,084	(2,605)
SpringHill Suites Austin Round Rock	TX	2015	(5,068)	2,196	8,305	(1)	2,659	2,196	10,964	13,160	(1,476)
SpringHill Suites San Antonio Medical Center Northwest	TX	2015	(4,413)	—	7,161	—	(7,161)	—	—	—	—
SpringHill Suites San Diego Rancho Bernardo Scripps Poway	CA	2015	(21,708)	3,905	16,999	(3)	3,363	3,902	20,362	24,264	(2,551)
Hampton Inn Charlotte Gastonia	NC	2015	(9,207)	1,357	10,073	—	1,968	1,357	12,042	13,399	(1,561)
Hampton Inn Dallas Addison	TX	2015	(5,043)	1,538	7,475	(1,538)	(7,475)	—	—	—	0
Homewood Suites San Antonio Northwest	TX	2015	(8,362)	1,998	13,060	—	4,062	1,998	17,123	19,121	(2,842)
Courtyard Dalton	GA	2015	(5,900)	676	8,241	1	2,205	677	10,446	11,123	(1,506)
Hampton Inn Orlando International Drive Convention Center	FL	2015	(11,150)	1,183	14,899	—	4,432	1,183	19,331	20,514	(2,270)
Hilton Garden Inn Albuquerque North Rio Rancho	NM	2015	(7,200)	1,141	9,818	1	3,049	1,142	12,867	14,009	(1,517)
Homewood Suites Orlando International Drive Convention Center	FL	2015	(18,350)	2,182	26,507	5	1,086	2,187	27,593	29,780	(3,518)
Hampton Inn Chicago Naperville	IL	2015	(7,300)	1,363	9,460	—	1,197	1,363	10,656	12,019	(1,616)
Hampton Inn Indianapolis Northeast Castleton	IN	2015	(9,050)	1,587	8,144	—	55	1,587	8,199	9,786	(1,600)
Hampton Inn Knoxville Airport	TN	2015	(4,950)	1,033	5,898	—	—	1,033	5,898	6,931	(1,088)
Hampton Inn Milford	CT	2015	(2,700)	1,652	5,060	—	2,675	1,652	7,734	9,386	(1,486)
Homewood Suites Augusta	GA	2015	(4,850)	874	8,225	—	1,752	874	9,977	10,851	(1,580)
Homewood Suites Seattle Downtown	WA	2015	(42,100)	12,580	41,011	—	4,698	12,579	45,709	58,288	(5,847)
Hampton Inn Champaign Urbana	IL	2015	(12,400)	2,206	17,451	(21)	3	2,185	17,454	19,639	(2,226)
Hampton Inn East Lansing	MI	2015	(8,000)	3,219	10,101	—	936	3,219	11,037	14,256	(1,480)
Hilton Garden Inn Louisville East	KY	2015	(11,450)	1,022	16,350	1	2,541	1,023	18,891	19,914	(2,235)
Residence Inn Jacksonville Airport	FL	2015	(4,500)	1,451	6,423	—	2,289	1,451	8,712	10,163	(1,649)
TownePlace Suites Savannah Midtown	GA	2015	(8,500)	1,502	7,827	—	1,893	1,502	9,720	11,222	(1,270)

HOSPITALITY INVESTORS TRUST, INC.

Real Estate and Accumulated Depreciation

Schedule III

December 31, 2019

(dollar amounts in thousands)

Courtyard Houston I 10 West Energy Corridor	TX	2015	(13,500)	10,444	20,710	6	2,823	10,449	23,533	33,982	(3,414)
Courtyard San Diego Carlsbad	CA	2015	(14,600)	5,080	14,007	9	162	5,090	14,170	19,260	(1,912)
Hampton Inn Austin North @ IH 35 & Highway 183	TX	2015	(11,000)	1,774	9,798	(8)	1,640	1,766	11,438	13,204	(1,434)
SpringHill Suites Asheville	NC	2015	(11,500)	2,149	9,930	—	1,505	2,149	11,436	13,585	(1,471)
Hampton Inn College Station	TX	2015	(10,500)	3,305	10,523	(2,839)	(8,811)	466	1,712	2,178	0
Courtyard Flagstaff	AZ	2015	(24,521)	5,258	24,313	—	2,061	5,258	26,372	31,630	(3,127)
DoubleTree Baton Rouge	LA	2015	(13,839)	1,497	14,777	—	1,218	1,497	15,995	17,492	(2,410)
Hampton Inn Medford	OR	2015	(9,069)	1,245	10,353	—	107	1,245	10,459	11,704	(1,255)
Hampton Inn Fort Wayne Southwest	IN	2015	(10,346)	1,242	10,511	—	373	1,242	10,885	12,127	(1,497)
Hampton Inn & Suites El Paso Airport	TX	2015	(12,899)	1,641	18,733	—	31	1,641	18,764	20,405	(2,428)
Residence Inn Fort Wayne Southwest	IN	2015	(10,480)	1,267	12,136	—	191	1,267	12,327	13,594	(1,475)
SpringHill Suites Flagstaff	AZ	2015	(14,756)	1,641	14,283	—	1,183	1,641	15,466	17,107	(2,054)
Courtyard Columbus Downtown	OH	2015	(18,072)	2,367	25,191	—	380	2,367	25,571	27,938	(2,754)
Hilton Garden Inn Monterey	CA	2015	(29,368)	6,110	27,713	—	—	6,110	27,713	33,823	(4,041)
Hyatt House Atlanta Cobb Galleria	GA	2015	(15,855)	4,386	22,777	—	11	4,386	22,788	27,174	(2,539)
Hyatt Place Chicago Schaumburg	IL	2015	(4,328)	1,519	9,582	(1,519)	(9,583)	—	—	—	—
Fairfield Inn & Suites Denver Airport	CO	2016	(14,645)	1,429	15,675	—	2,331	1,430	18,006	19,436	(1,887)
SpringHill Suites Denver Airport	CO	2016	(11,589)	941	10,870	—	1,450	941	12,319	13,260	(1,510)
Hampton Inn Fort Collins	CO	2016	(5,374)	641	5,578	(641)	(5,577)	—	—	—	—
Fairfield Inn & Suites Seattle Bellevue	WA	2016	(19,960)	18,769	14,182	—	1,815	18,768	15,997	34,765	(1,962)
Hilton Garden Inn Fort Collins	MS	2016	(12,563)	1,331	17,606	—	206	1,331	17,812	19,143	(2,080)
Courtyard Jackson Ridgeland	MS	2017	(2,094)	1,994	6,603	(967)	(3,372)	1,027	3,231	4,258	(226)
Residence Inn Jackson Ridgeland	MS	2017	(3,787)	949	11,764	(949)	(11,765)	—	—	—	—
Homewood Suites Jackson Ridgeland	MS	2017	(2,820)	1,571	7,181	(1,571)	(7,181)	—	—	—	—

HOSPITALITY INVESTORS TRUST, INC.

Real Estate and Accumulated Depreciation

Schedule III

December 31, 2019

(dollar amounts in thousands)

Staybridge Suites Jackson	MS	2017	(1,669)	996	5,915	(412)	(2,666)	584	3,248	3,832	(86)
Residence Inn Germantown	TN	2017	(5,576)	1,326	6,784	—	24	1,326	6,808	8,134	(534)
Courtyard Germantown	TN	2017	(8,330)	1,851	8,844	(1,850)	(8,844)	—	—	—	—
			(1,473,166)	317,776	1,620,771	(32,257)	(33,693)	285,520	1,587,079	1,872,599	(218,266)

___________________________________

(1)	The tax basis of aggregate land, buildings and improvements as of December 31, 2019 is $1,963,846,746 (unaudited).
(2)	Each of the properties has a depreciable life of: up to 40 years for buildings, up to 15 years for improvements.

HOSPITALITY INVESTORS TRUST, INC.

Real Estate and Accumulated Depreciation

Schedule III

December 31, 2019

(dollar amounts in thousands)

A summary of activity for real estate and accumulated depreciation for the years ended December 31, 2017 to December 31, 2019:

	2019	2018	2017
Land, buildings and improvements, at cost:
Balance at January 1	2,285,477	$2,263,047	$2,178,413
Additions:
Acquisitions	—	—	60,141
Capital improvements	12,065	52,290	58,793
Deductions:
Held for Sale (1)	(406,371)	—	(5,826)
Dispositions	(226)	—	(11,360)
Impairment of depreciable assets	(18,346)	(29,860)	(17,114)
Balance at December 31	$1,872,599	$2,285,477	$2,263,047

Accumulated depreciation and amortization:
Balance at January 1	(203,990)	$(147,328)	$(92,848)
Depreciation expense	(60,654)	(61,651)	(57,890)
Accumulated depreciation:
Held for Sale (1)	43,348	—	550
Dispositions and other	3,030	4,989	2,860
Balance at December 31	$(218,266)	$(203,990)	$(147,328)

                        __________________________________

                    (1) During the year ended December 31, 2019, the Company had 21 hotels classified as held for sale and during the year ended December 31, 2017, the Company had one hotel classified as held for sale.