Form 10-Q
period 2020-03-31
Hospitality Investors Trust, Inc.
filed 2020-05-14
CIK 1583077

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of the registrant's common stock, $0.01 par value, outstanding as of May 1, 2020 was 39,151,201.

		Page
PART I
Item 1.	Financial Statements	1
	Consolidated Balance Sheets as of March 31, 2020 (Unaudited) and December 31, 2019	1
	Consolidated Statements of Operations and Comprehensive Loss (Unaudited) for the Three Months Ended March 31, 2020 and the Three Months Ended March 31, 2019	2
	Consolidated Statement of Changes in Equity (Unaudited) for the Three Months Ended March 31, 2020 and the Three Months Ended March 31, 2019	3
	Consolidated Statements of Cash Flows (Unaudited) for the Three Months Ended March 31, 2020 and the Three Months Ended March 31, 2019	4
	Notes to Consolidated Financial Statements (Unaudited)	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	25
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	39
Item 4.	Controls and Procedures	39
PART II
Item 1.	Legal Proceedings	40
Item 1A.	Risk Factors	41
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	42
Item 3.	Defaults Upon Senior Securities	42
Item 4.	Mine Safety Disclosures	42
Item 5.	Other Information	42
Item 6.	Exhibits	43
Signatures		44

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

HOSPITALITY INVESTORS TRUST, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except for share and per share data)

	March 31, 2020	December 31, 2019
	(unaudited)
ASSETS
Real estate investments:
Land	$260,844	$285,520
Buildings and improvements	1,575,214	1,587,079
Furniture, fixtures and equipment	219,609	218,669
Total real estate investments	2,055,667	2,091,268
Less: accumulated depreciation and amortization	(379,876)	(365,893)
Total real estate investments, net	1,675,791	1,725,375
Cash and cash equivalents	101,815	103,207
Assets held for sale	—	159,309
Restricted cash	37,819	41,413
Investments in unconsolidated entities	3,054	3,357
Right of use assets	57,148	57,799
Prepaid expenses and other assets	33,269	36,346
Goodwill	6,786	9,889
Total Assets	$1,915,682	$2,136,695

LIABILITIES, NON-CONTROLLING INTEREST AND EQUITY
Mortgage notes payable, net	$1,319,594	$1,461,441
Accounts payable and accrued expenses	35,632	54,279
Lease liabilities	51,268	51,756
Total Liabilities	$1,406,494	$1,567,476

Commitments and Contingencies
Contingently Redeemable Class C Units in operating partnership; 28,273,843 and 27,920,954 units issued and outstanding, respectively ($417,039 and $411,834 liquidation preference, respectively)	405,014	398,449

Stockholders' Equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, one share issued and outstanding	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized, 39,151,201 shares issued and outstanding	392	392
Additional paid-in capital	872,062	871,714
Deficit	(770,440)	(703,611)
Total equity of Hospitality Investors Trust, Inc. stockholders	102,014	168,495
Non-controlling interest - consolidated variable interest entity	2,160	2,275
Total Equity	$104,174	$170,770
Total Liabilities, Contingently Redeemable Class C Units, and Stockholders' Equity	$1,915,682	$2,136,695

The accompanying notes are an integral part of these statements.

HOSPITALITY INVESTORS TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except for share and per share data)

(Unaudited)

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Revenues
Rooms	$96,102	$133,704
Food and beverage	3,565	4,939
Other	3,544	3,438
Total revenue	103,211	142,081
Operating expenses
Rooms	27,193	35,127
Food and beverage	3,290	4,107
Management fees	2,801	3,881
Other property-level operating expenses	49,555	60,565
Transaction related costs	15	—
General and administrative	5,799	5,223
Depreciation and amortization	22,617	28,485
Impairment of goodwill and long-lived assets	30,675	10,927
Rent	1,577	1,643
Total operating expenses	143,522	149,958
Gain on sale of assets, net	4,172	40
Operating loss	$(36,139)	$(7,837)
Interest expense	(18,040)	(26,153)
Other income	419	174
Equity in (loss) earnings of unconsolidated entities	(89)	5
Total other expenses, net	(17,710)	(25,974)
Loss before taxes	$(53,849)	$(33,811)
Income tax benefit	(1,276)	(1,391)
Net loss and comprehensive loss	$(52,573)	$(32,420)
Less: Net loss attributable to non-controlling interest	(115)	(92)
Net loss before dividends and accretion	$(52,458)	$(32,328)
Dividends on Class C Units (cash and PIK)	(13,012)	(7,942)
Accretion of Class C Units	(1,359)	(883)
Net loss attributable to common stockholders	$(66,829)	$(41,153)

Basic and Diluted net loss attributable to common stockholders per common share	$(1.71)	$(0.95)

Basic and Diluted weighted average shares of common stock outstanding	39,140,345	39,125,920

The accompanying notes are an integral part of these statements.

HOSPITALITY INVESTORS TRUST, INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(In thousands, except for share data)

(Unaudited)

	Three-Month Period Ended March 31, 2020
	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Deficit	Total Equity of Hospitality Investors Trust, Inc. Stockholders	Non-controlling Interest	Total Non-controlling Interest and Equity
December 31, 2019	39,151,201	$392	$871,714	$(703,611)	$168,495	$2,275	$170,770
Repurchase and retirement of common stock	—	—	—	—	—	—	—
Net loss before dividends and accretion	—	—	—	(52,458)	(52,458)	—	(52,458)
Net loss attributable to non-controlling interest	—	—	—	—	—	(115)	(115)
Cash distributions on Class C Units	—	—	—	(7,807)	(7,807)	—	(7,807)
Accretion on Class C Units	—	—	—	(1,359)	(1,359)	—	(1,359)
PIK distributions on Class C Units	—	—	—	(5,205)	(5,205)	—	(5,205)
Share-based payments	—	—	348	—	348	—	348
March 31, 2020	39,151,201	$392	$872,062	$(770,440)	$102,014	$2,160	$104,174

	Three-Month Period Ended March 31, 2019
	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Deficit	Total Equity of Hospitality Investors Trust, Inc. Stockholders	Non-controlling Interest	Total Non-controlling Interest and Equity
December 31, 2018	39,134,628	$391	$870,251	$(489,108)	$381,534	$2,535	$384,069
Repurchase and retirement of common stock	(2,177)	$—	$(20)	$—	$(20)	$—	$(20)
Net loss before dividends and accretion	—	—	—	(32,328)	(32,328)	—	(32,328)
Net loss attributable to non-controlling interest	—	—	—	—	—	(92)	(92)
Cash distributions on Class C Units	—	—	—	(4,765)	(4,765)	—	(4,765)
Accretion on Class C Units	—	—	—	(883)	(883)	—	(883)
PIK distributions on Class C Units	—	—	—	(3,177)	(3,177)	—	(3,177)
Share-based payments	—	—	448	—	448	—	448
March 31, 2019	39,132,451	$391	$870,679	$(530,261)	$340,809	$2,443	$343,252

The accompanying notes are an integral part of these statements.

HOSPITALITY INVESTORS TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Cash flows from operating activities:
Net loss	$(52,573)	$(32,420)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	22,617	28,485
Impairment of goodwill and long-lived assets	30,675	10,927
Amortization and write-off of deferred financing costs	2,979	3,088
Other adjustments, net	(3,429)	746
Changes in assets and liabilities:
Prepaid expenses and other assets	2,896	(6,922)
Accounts payable and accrued expenses	(18,936)	10,899
Net cash (used in) provided by operating activities	$(15,771)	$14,803

Cash flows from investing activities:
Real estate investment improvements and purchases of property and equipment	(2,622)	(14,203)
Proceeds from sale of hotels, net	165,860	—
Other adjustments, net	—	61
Net cash provided by (used in) investing activities	$163,238	$(14,142)

Cash flows from financing activities:
Proceeds from Class C Units	—	219,746
Payment of Class C Units issuance costs	—	(7,705)
Dividends/Distributions paid	(7,807)	(4,765)
Payments of mortgage notes payable	(144,646)	—
Mandatorily redeemable preferred securities redemptions	—	(219,746)
Repurchase of shares of common stock	—	(20)
Net cash used in financing activities	$(152,453)	$(12,490)
Net change in cash and cash equivalents and restricted cash	(4,986)	(11,829)
Cash and cash equivalents and restricted cash, beginning of period	144,620	82,845
Cash and cash equivalents and restricted cash, end of period	$139,634	$71,016

HOSPITALITY INVESTORS TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Supplemental disclosure of cash flow information:
Interest paid	$16,205	$17,634
Income taxes paid	$15	$43
Non-cash investing and financing activities:
Accretion of Class C Units	$(1,359)	$(883)
PIK accrual on Class C Units	$(5,205)	$(3,177)
Real estate investment improvements and purchases of property and equipment in accounts payable and accrued expenses	$1,164	$18,048

The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

(Unaudited)

Note 1 - Organization

Hospitality Investors Trust, Inc. (the "Company"), incorporated on July 25, 2013, is a self-managed real estate investment trust ("REIT") that invests primarily in premium-branded select-service lodging properties in the United States. As of March 31, 2020, the Company owns or has an interest in a total of 104 hotels with a total of 12,994 guest rooms located in 33 states. As of March 31, 2020, all but one of these hotels operated under a franchise or license agreement with a national brand owned by one of Hilton Worldwide, Inc., Marriott International, Inc., Hyatt Hotels Corporation, and Intercontinental Hotels Group or one of their respective subsidiaries or affiliates. The Company's one unbranded hotel has a direct affiliation with a leading university in Atlanta.

In early March 2020, the Company started to experience softening of demand and revenue weakness across its portfolio triggered by direct guest cancellations at its hotels as well as cancellations of business and industry conventions and meetings in certain of its markets. These conditions significantly worsened over the course of the month and have continued into the second quarter as the level of overall business and leisure travel has declined significantly due to concerns about the coronavirus pandemic and actions taken by governments, businesses and other organizations to contain the coronavirus that have included restrictions on travel and the operation of many businesses as well as event cancellations and social distancing measures.

The Company anticipates this trend of substantially lower guest demand and revenue at its hotels will continue and the extent to which the coronavirus pandemic will impact the Company’s financial results will depend on future developments, which are unknown and cannot be predicted, including how long the pandemic continues and its severity, new information which may emerge concerning the coronavirus and actions taken to contain the coronavirus pandemic or its impact, among others.

Under United States Generally Accepted Accounting Principles (“GAAP”), when preparing financial statements for each annual and interim reporting period, the Company has the responsibility to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about its ability to meet its obligations arising within one year after the date that the financial statements are issued. Due to the existence of certain events of default under the Company’s debt obligations caused by liquidity preservation measures taken by management in response to the coronavirus pandemic, the Company is unable to conclude with certainty that it is probable that it will be able to meet its obligations arising within twelve months of the date of issuance of these financial statements under the parameters set forth in the accounting guidance. The Company believes that finalizing the preliminary agreements described below on their current terms will resolve these events of default and thereby resolve this lack of certainty.  However, because there can be no assurance that the Company will be able to finalize these preliminary agreements on their current terms, or at all, the Company has determined in accordance with the accounting guidance that there is substantial doubt about its ability to continue as a going concern for one year after the date the financial statements are issued.  The consolidated financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

The Company has been implementing various property-level cost reduction and other liquidity preservation measures in response to the coronavirus pandemic.  These measures have included determining to delay most of the property improvement plans (“PIPs”) required by the Company’s franchisors that had been scheduled for 2020 as well as certain projects scheduled for future years, and determining not to make $4.2 million of capital reserve payments due to certain of the Company’s lenders during April and May 2020.  The Company discussed its decision not to make capital reserve payments in advance with the lenders and the decision to delay PIPs and not to make capital reserve payments were made in conjunction with actions taken by the Company’s franchisors temporarily suspending obligations of hotel owners to perform capital improvements and fund capital reserves for at least the remainder of 2020.  The failure to make the capital reserve payments has resulted in events of default under the 92-Pack Loans (as defined in Note 5 below) and the Additional Grace Mortgage Loan (as defined in Note 5 below). The Company has reached preliminary agreements with the lenders under the 92-Pack Loans and the Additional Grace Mortgage Loan with respect to forbearance and waiver and deferral of the unpaid capital reserve obligations and certain future capital reserve obligations, as well as certain other relief. With respect to the Additional Grace Mortgage Loan, the Company’s preliminary agreement with the loan servicer also includes an extension of the October 2020 maturity date of such loan. The Company has also reached a preliminary agreement with the loan servicer to extend the June 2020 maturity date of the Hilton Garden Inn Blacksburg Joint Venture Loan (as described in Note 5 below).

Due to the occurrence of the above events of default, interest may accrue at a penalty rate equal to 3% greater than the current rate for the 92-Pack Loans and 5% greater than the current rate for the Additional Grace Mortgage Loan, and the lenders may pursue any and all available rights and remedies under the applicable loan, including declaring the obligations of the borrowers to be immediately due and payable, appointing a receiver to take possession and administer one or more of the hotel properties serving as collateral, and commencing foreclosure proceedings on one or more of such properties. At this time, the Company has reached preliminary agreements with the lenders and the lenders have not sought to pursue any of their available rights and remedies against the Company and the related loan collateral as a result of the above events of default, but there can be no assurance they will not do so in the future. The preliminary agreements are not binding and will not become effective, on the currently contemplated terms or at all, unless and until definitive documentation is negotiated and final approvals are obtained. The Company’s negotiations with the lenders are expected to continue, although there can be no assurances they will be successful. The failure of ongoing negotiations with the lenders could materially and adversely affect the Company.

As part of its investment strategy to continue to pursue the sale of non-core hotels and reallocate capital into other corporate purposes, including debt reduction, the Company commenced marketing for sale a total of 45 hotels during the year ended December 31, 2019. As of March 31, 2020, 40 of these hotels have been sold. The remaining five hotels were subject to definitive sale agreements where the buyer had made a non-refundable deposit, however, due to the impact of the coronavirus pandemic, the Company was not able to conclude as of March 31, 2020, that the sales are probable to occur and to close within one year, so the Company has not classified the hotels as held for sale as of March 31, 2020. See Note 13 - Sale of Hotels and Assets Held for Sale for additional information.

The Company conducted its initial public offering ("IPO"), from January 2014 until November 2015 without listing shares of its common stock on a national securities exchange, and it has not subsequently listed its shares. There currently is no established trading market for the Company’s shares and there may never be one.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)

The Company is required to annually publish an estimated net asset value per share of common stock ("Estimated Per-Share NAV") pursuant to the rules and regulations of the Financial Industry Regulatory Authority (“FINRA”). On April 21, 2020, the Company's board of directors unanimously approved and the Company published an updated Estimated Per-Share NAV equal to $8.35 based on an estimated fair value of the Company's assets less the estimated fair value of the Company's liabilities, divided by 39,151,201 shares of common stock outstanding on a fully diluted basis as of December 31, 2019 (the "2020 NAV"). The 2020 NAV and the underlying estimates and assumptions are as of December 31, 2019, and have not been revised to reflect any potential negative impact on the Company of the coronavirus pandemic or any other transactions or events occurring subsequent to December 31, 2019. While the Company’s board of directors has approved the 2020 NAV, it has only done so for the sole purpose of allowing the Company to comply with applicable rules of FINRA for use on customer account statements. As a result of the existing and anticipated impact of the coronavirus pandemic, the Company’s board of directors believes the 2020 NAV is significantly above the current value of a share of common stock. Accordingly, stockholders should not rely on the 2020 NAV in respect of any investment decisions relating to the Company, including in making any decision to buy or sell shares of the Company’s common stock.  The Company intends to publish an updated Estimated Per-Share NAV on at least an annual basis.

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

The Brookfield Investor holds all the issued and outstanding Class C Units and the sole issued and outstanding Redeemable Preferred Share (as defined herein), and, as a result has significant governance and other rights that could be used to control or influence the Company's decisions or actions. As of March 31, 2020, the total liquidation preference of the issued and outstanding Class C Units was $417.0 million. The Class C Units are convertible into units of limited partner interest in the OP entitled “OP Units” (“OP Units”), which may be redeemed for shares of the Company’s common stock or, at the Company’s option, the cash equivalent. As of the date of this Quarterly Report on Form 10-Q, the Brookfield Investor owns or controls 42.0% of the voting power of the Company’s common stock on an as-converted basis (See Note 3 - Brookfield Investment for additional information).

Note 2 - Summary of Significant Accounting Policies

The accompanying consolidated financial statements of the Company included herein were prepared in accordance with GAAP. The consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. These adjustments are considered to be of a normal, recurring nature.

The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2019, which are included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2020.

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

Certain amounts in prior periods have been reclassified in order to conform to current period presentation, specifically, the Company changed the presentation of its Consolidated Statements of Operations and Comprehensive Income (Loss) with respect to "Gain on sale of assets, net." The change in presentation was to reclassify this line item so that it is included as a component of Operating income (loss) and represented as a separate line item, rather than as a component of "Other income." The Company made this change in presentation for all periods presented.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

(Unaudited)

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

Impairment of Long-Lived Assets

Upon the occurrence of certain “triggering events” under the provisions of the Accounting Standards Codification ("ASC") section 360-Property, Plant and Equipment, the Company reviews its hotel investments which are considered to be long-lived assets under GAAP for impairment.  These triggering events may include various conditions prescribed by GAAP such as the initiation of marketing an asset for sale, significant declines in market value of the asset, significant declines in operating performance, significant adverse changes in economic conditions and potential sales of hotel properties which result in shorter holding periods. If a triggering event occurs and circumstances indicate the carrying amount of the property may not be recoverable, the Company performs a recoverability test which compares the carrying amount to an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property’s use and eventual disposition. The estimates consider factors such as expected future operating income, market and other applicable trends and residual value, as well as the effects of demand, competition and other factors. If the Company determines it is unable to recover the carrying amount of the asset over the useful life, impairment is deemed to exist, and an impairment loss will be recorded to the extent that the carrying amount exceeds the estimated fair value of the property. See Note 14 - Impairments for impairment disclosures.

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

If at any point the criteria for assets held for sale are no longer met, the Company reclassifies the long-lived asset from held for sale to held and used, and the Company measures the asset value at the lower of:

      •    its carrying amount before the asset (disposal group) was classified as held for sale, adjusted for any depreciation (amortization) expense that would have been recognized had the asset (disposal group) been continuously classified as held and used; or

      •    its fair value at the date of the subsequent decision not to sell.

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

During 2019, the Company recorded impairments to goodwill of $0.9 million resulting in a goodwill balance of $9.9 million as of December 31, 2019. The Company recognized goodwill impairment of $3.1 million during the three months ended March 31, 2020, resulting in a goodwill balance of $6.8 million for the three months ended March 31, 2020. See Note 14 - Impairments for impairment disclosures.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

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

Room sales are driven by a fixed fee charged to a hotel guest to stay at the hotel property for an agreed-upon period. A majority of the Company's room reservations are cancellable and the Company transfers promised goods and services to the hotel guest as of the date upon which the hotel guest occupies a room and at the same time earns and recognizes revenue. The Company offers advance purchase reservations that are paid for by the hotel guest in advance and the Company recognizes deferred revenue as a result of such reservations. The Company's obligation to the hotel guest is satisfied as of the date upon which the hotel guest occupies a room. The Company's room revenue accounted for 93.1% and 94.1% of the Company's total revenue for the quarters ended March 31, 2020 and 2019 respectively. Food, beverage, and other revenue are recognized at the point of sale on the date of the transaction as the hotel guest simultaneously obtains control of the good or service.

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

GAAP prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. The Company must determine whether it is "more-likely-than-not" that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon settlement in order to determine the amount of benefit to recognize in the financial statements. This accounting standard applies to all tax positions related to income taxes. As of March 31, 2020, the Company's tax years that remain subject to examination by major tax jurisdictions are 2015, 2016, 2017, 2018 and 2019.

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

March 31, 2020

(Unaudited)

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

Until the Final Closing, the Company could have become obligated pursuant to the SPA with the Brookfield Investor to issue additional Class C Units. This obligation was considered a contingent forward contract under ASC section 480 - Distinguishing Liabilities from Equity, and the Company accounted for it as a liability. The Final Closing with the Brookfield Investor occurred on February 27, 2019, and the Brookfield Investor no longer has any obligations or rights to purchase additional Class C Units. The contingent forward liability was extinguished upon the Final Closing, and, accordingly, the Company will not have any such obligations in the future. The Company had no contingent forward liability as of either December 31, 2019 or March 31, 2020 (See Note 11 - Commitments and Contingencies).

Leases

Effective January 1, 2019, the Company adopted ASU 2016-02 Leases, which requires companies to recognize operating leases under GAAP as “right of use assets” (“ROU assets”) and lease liabilities on the balance sheet. The Company has $57.1 million of ROU assets and $51.3 million of lease liabilities as of March 31, 2020 for its operating leases. The Company's below-market lease intangible, net, of $7.3 million is also included in the ROU assets on the Company's Consolidated Balance Sheets as of March 31, 2020. Prior to January 1, 2019, these amounts were recorded in "Below-market lease, net" on the Company's Consolidated Balance Sheet.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

(Unaudited)

Advertising Costs

The Company expenses advertising costs for hotel operations as incurred. These costs were $3.7 million for the three months ended March 31, 2020, and $5.0 million for the three months ended March 31, 2019.

Allowance for Doubtful Accounts

Receivables consist principally of trade receivables from customers and are generally unsecured and are due within 30 to 90 days. The Company records a provision for uncollectible accounts using the allowance method. Expected credit losses associated with trade receivables are recorded as an allowance for doubtful accounts. The allowance for doubtful accounts is estimated based upon a forward-looking assessment of credit losses for aged receivables as well as specific provisions for certain identifiable, potentially uncollectible balances. When internal collection efforts on accounts have been exhausted, the accounts are written off and the associated allowance for doubtful accounts is reduced. Trade receivable balances, net of the allowance for doubtful accounts, are included in prepaid expenses and other assets in the accompanying Consolidated Balance Sheets, and are as follows (in thousands):

	March 31, 2020	December 31, 2019
Trade receivables	$5,796	$7,759
Allowance for doubtful accounts	(273)	(447)
Trade receivables, net of allowance	$5,523	$7,312

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

Derivative Transactions

The Company at certain times enters into derivative instruments to hedge exposure to changes in interest rates. The Company’s derivatives as of March 31, 2020, consist of interest rate cap agreements which it believes will help to mitigate its exposure to increasing borrowing costs under floating rate indebtedness, and a variable interest-only bond which it has acquired in connection with the securitization of one of its mortgage loans to effectively reduce its borrowing costs. The Company has elected not to designate its interest rate cap agreements and the variable interest-only bond as cash flow hedges. The impact of the interest rate caps for the three months ended March 31, 2020 and March 31, 2019, was immaterial to the consolidated financial statements. See Note 5 - Mortgage Notes Payable and Note 10 - Fair Value Measurements for variable interest-only bond disclosures.

Recently Issued Accounting Pronouncements

Effective January 1, 2020, the Company adopted ASU 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments in ASU 2016-13 replace the incurred loss impairment methodology under current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The Company is required to use a forward-looking expected credit loss model for accounts receivable and financial assets carried on the Company's Consolidated Balance Sheet at amortized cost. The adoption of ASU 2016-13 did not have a material impact on the Company's consolidated financial statements.

Effective January 1, 2020, the Company adopted  ASU 2018-13 Fair Value Measurements (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement ("ASU 2018-13"). Among other changes, ASU 2018-13 addresses changes in disclosures related to unrealized gains and losses and transfers between levels in the fair value hierarchy. The adoption of ASU 2018-13 did not have any impact on the Company's consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04 Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("ASU 2020-04"). ASU 2020-04 provides optional expedients and exceptions for applying  GAAP to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform if certain criteria are met. The Company can apply the ASU as of the beginning of the interim period that includes March 12, 2020 or any date thereafter, which is January 1, 2020 for the Company. The Company may elect to apply the amendments to contract modifications prospectively from January 1, 2020 through December 31, 2022. The hedging relationship provisions of ASU 2020-04 are currently not applicable as no hedge accounting elections have been made by the Company. The Company is still assessing the impact of ASU 2020-04 but at this point does not anticipate it will have a material impact on the Company's consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

(Unaudited)

Class C Units

As of March 31, 2020, the Class C Units reflected on the Consolidated Balance Sheets are reconciled in the following table (in millions):

As of March 31, 2020
Gross Proceeds	$379.7
Less:
Class C Unit issuance costs(1)	$(22.5)
Plus:
PIK Distributions Paid to holders of Class C Units	$37.3
Accretion of carrying value to liquidation preference of Class C Units	$10.4
Change in contingent forward liability	$0.1
Contingently Redeemable Class C Units in operating partnership	$405.0

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

Distributions

Commencing on June 30, 2017, holders of Class C Units are entitled to receive, with respect to each Class C Unit, fixed, quarterly cumulative cash distributions at a rate of 7.50% per annum from legally available funds. If the Company fails to pay these cash distributions when due, the per annum rate will increase to 10% until all accrued and unpaid distributions required to be paid in cash are reduced to zero, and such failure may result in a material breach of the terms of the Class C Units which would trigger the right of the Class C Unit holder to redeem the Class C Units. See "Holder Redemptions" below.

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

The Brookfield Investor is also entitled to receive tax distributions under certain limited circumstances. As of March 31, 2020, no tax distributions have been paid.

For the three months ended March 31, 2020, the Company paid cash distributions of $7.8 million and PIK Distributions of 352,889.83 Class C Units to the Brookfield Investor, as the sole holder of the Class C Units. For the three months ended March 31, 2019, the Company paid cash distributions of $4.8 million and PIK Distributions of 215,378.75 Class C Units to the Brookfield Investor, as the sole holder of the Class C Units.

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

March 31, 2020

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)

Note 4 - Leases

As of March 31, 2020, the Company recorded leases of its hotel properties and its corporate office space lease in ROU assets and lease liabilities on the Company’s Consolidated Balance Sheet. The Company's below-market lease intangible, net, which is attributed to its ground leases is also included in the Company's ROU assets. The Company’s leases have remaining lease terms of four to 46 years. Most leases include one or more options to renew, with renewal terms that can extend the lease term from five to 50 years. One Company lease includes a purchase option. Lease extension and termination options require written notice by the Company in accordance with specific parameters addressed in each individual lease. Certain of the leases require variable lease payments typically based on a percentage of hotel revenue but no less than a minimum base rent. The Company's lease agreements do not contain any material residual value guarantees or material restrictive covenants.

For the three months ended March 31, 2020 and March 31, 2019, the Company paid rental obligations of $1.4 million and $1.4 million, respectively, which was included in the measurement of lease liabilities and ROU assets. The cash paid is included in operating cash flows on the Company's Statement of Cash Flows.

Supplemental balance sheet information related to the Company's leases was as follows:

	Weighted Average Remaining Lease Term (years)	Weighted Average Discount Rate
March 31, 2020	17.3	6.34%
December 31, 2019	17.5	6.33%

Supplemental income statement information related to the Company's leases was as follows:

	Variable Lease Expense (in thousands)	Rent Expense (in thousands)	Amortization of Below-Market Lease Intangible, net (in thousands)
For the three months ended March 31, 2020	$132	$1,415	$92
For the three months ended March 31, 2019	$192	$1,413	$100

Rent expense for the Company’s leases of its hotel properties which includes variable lease payments is recorded in Rent expense on the Consolidated Statement of Operations and Comprehensive Loss. Rent expense for the Company's corporate office space is included in General and administrative expense on the Consolidated Statement of Operations and Comprehensive Loss.

Maturity of Lease Liabilities Analysis as of March 31, 2020 for the Company's operating leases of hotel properties and corporate office space were as follows (in thousands):

	Minimum Rental Commitments	Amortization of Above Market Lease Intangible to Rent Expense	Amortization of Below Market Lease Intangible to Rent Expense	Amortization of Below Market Lease Intangible, net, to Rent Expense
For the nine months ending December 31, 2020	$4,142	$(114)	$391	$277
Year ending December 31, 2021	5,531	(153)	522	369
Year ending December 31, 2022	5,552	(153)	522	369
Year ending December 31, 2023	5,558	(153)	522	369
Year ending December 31, 2024	5,325	(153)	522	369
Thereafter	65,596	(1,569)	7,117	5,548
Total lease payments	$91,704	$(2,295)	$9,596	$7,301
Less: Imputed Interest	40,436
Present value of lease liability	$51,268

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

(Unaudited)

Note 5 - Mortgage Notes Payable

The Company’s mortgage notes payable as of March 31, 2020 and December 31, 2019 consist of the following, respectively (in thousands):

	Outstanding Mortgage Notes Payable
Encumbered Properties	March 31, 2020	December 31, 2019	Interest Rate	Payment	Maturity
Hilton Garden Inn Blacksburg Joint Venture	$10,500	$10,500	4.31%	Interest Only, Principal paid at Maturity	June 2020
92 - Pack Mortgage Loan(1)	713,046	810,370	One-month LIBOR plus 2.14%	Interest Only, Principal paid at Maturity	Nov 2021, subject to three, one year extension rights
92 - Pack Senior Mezzanine Loan	81,958	93,146	One-month LIBOR plus 5.60%	Interest Only, Principal paid at Maturity	Nov 2021, subject to three, one year extension rights
92 - Pack Junior Mezzanine Loan	57,372	65,202	One-month LIBOR plus 8.50%	Interest Only, Principal paid at Maturity	Nov 2021, subject to three, one year extension rights
Additional Grace Mortgage Loan -20 properties in Grace Portfolio and one additional property	232,000	232,000	4.96%	Interest Only, Principal paid at Maturity	October 2020
Term Loan -18 properties	233,644	261,948	One-month LIBOR plus 3.00%	Interest Only, Principal paid at Maturity	May 2021, subject to two, one year extension rights
Total Mortgage Notes Payable	$1,328,520	$1,473,166
Less: Deferred Financing, Net	$10,134	$13,113
Plus: Premium on Variable Interest-Only Bond	$1,207	$1,388
Total Mortgage Notes Payable, Net	$1,319,594	$1,461,441

(1) As a result of asset sale activity, the number of hotel properties serving as collateral for this loan has been reduced to 63 as of March 31, 2020.

Interest expense related to the Company's mortgage notes payable for the three months ended March 31, 2020 and for the three months ended March 31, 2019, was $16.4 million and $20.4 million, respectively.

Hilton Garden Inn Blacksburg Joint Venture

The Hilton Garden Inn Blacksburg Joint Venture Loan matures June 6, 2020. On July 6, 2015 and each month thereafter, the Company is required to make an interest only payment based on the outstanding principal and a fixed annual interest rate of 4.31%. The entire principal amount is due at maturity. Due to uncertainties with regard to the coronavirus pandemic, the Company is presently unable to access credit markets to refinance this debt obligation, and the Company is in discussions with the loan servicer to extend this debt obligation, and has reached a preliminary agreement with the servicer for an extension of at least one year. The preliminary agreement is not binding and will not become effective, on the currently contemplated terms or at all, unless and until definitive documentation is negotiated and final approvals are obtained. The Company cannot provide any assurances its efforts to extend this debt obligation in a timely manner or on favorable terms will be successful.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

(Unaudited)

92-Pack Loans

On May 1, 2019, the Company refinanced existing mortgage and mezzanine indebtedness with new mortgage and mezzanine indebtedness of $1,040 million secured by 92 of the Company’s hotel properties (the “92-Pack Loans”).

At closing, the Company used the net proceeds from the 92-Pack Loans after accrued interest and closing costs to repay $961.1 million outstanding under existing indebtedness.  The Company also used $10.0 million of proceeds to fund a reserve with the lenders that the Company can utilize to fund expenditures for work required to be performed under property improvement plans (“PIPs”) required by franchisors of the 92 hotel properties. During the term of the 92-Pack Loans, the Company will be required to periodically deposit additional reserves with the lenders that the Company can utilize to fund a portion of future PIP work and other capital improvements.  During April 2020, as part of ongoing liquidity preservation measures being taken by the Company in response to the coronavirus pandemic and in conjunction with actions taken by the Company’s franchisors temporarily suspending obligations of hotel owners to perform capital improvements and fund capital reserves, the Company did not make required capital reserve payments to the mortgage lender of approximately $2.2 million, which resulted in an event of default under the 92-Pack Loans. Additionally, during May 2020, the Company did not make $1.7 million of required capital reserve payments to the lenders on the 92-Pack Loans, which also resulted in an event of default. Due to the occurrence of the event of default, interest may accrue at a penalty rate equal to 3% greater than the current rate and the lenders may pursue any and all available rights and remedies under the 92-Pack Loans, including declaring the obligations of the borrowers to be immediately due and payable, appointing a receiver to take possession and administer one or more of the hotel properties serving as collateral, and commencing foreclosure proceedings on one or more of such properties. As of the filing of this Quarterly Report on Form 10-Q, as described below, the Company has reached preliminary agreement with the lenders and they have not pursued any of these rights or remedies, but there can be no assurance they will not do so in the future. The Company discussed its plans not to make the required capital reserve payments in advance with the lenders, and reached a preliminary agreement with the lenders with respect to forbearance and waiver and deferral of the April 2020 and May 2020 and future capital reserve obligations, as well as certain other relief under the 92-Pack Loans.  The preliminary agreement is not binding and will not become effective, on the currently contemplated terms or at all, unless and until definitive documentation is negotiated and final approvals are obtained. The Company’s negotiations with the lenders are expected to continue, although there can be no assurances they will be successful.

The 92-Pack Loans were fully prepayable with certain prepayment fees applicable on or prior to May 7, 2020, provided, however, that the first 25% of each of the 92-Pack Loans is prepayable at par. Following May 7, 2020, each of the 92-Pack Loans may be prepaid without payment of any prepayment fee or any other fee or penalty.  Prepayments under the mortgage loan are generally conditioned on a pro-rata prepayment being made under the mezzanine loans.

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

 As of March 31, 2020, the Company has sold 29 hotel properties pursuant to these provisions and prepaid approximately $157.0 million of principal under the mortgage loan and approximately $30.7 million of principal under the mezzanine loans, thereby reducing the number of hotel properties serving as collateral under the 92-Pack Loans to 63 hotels.

For the term of the 92-Pack Loans, the Company and the OP are required to maintain, on a consolidated basis, a net worth of (i) $250.0 million (excluding their interest in the hotel properties serving as collateral and excluding accumulated depreciation and amortization) and (ii) $500.0 million (including their interest in the hotel properties serving as collateral but excluding accumulated depreciation and amortization). As of March 31, 2020, the Company was in compliance with this financial covenant.

Variable Interest-Only Bond

During the year ended December 31, 2019, the Company recorded a derivative asset and premium associated with a variable interest-only bond issued as part of the lenders' securitization of the 92-Pack Mortgage Loan and acquired by the Company in connection with such securitization. The interest-only bond was acquired to effectively reduce the Company’s borrowing cost on the 92-Pack Loans. The premium on the interest-only bond is amortized on a straight-line basis over the life of the bond and is included in the Mortgage notes payable on the Company's Consolidated Balance Sheet as of March 31, 2020 and December 31, 2019. The Company values the derivative asset portion of the variable interest-only bond at fair value (See Note 10 - Fair Value Measurements).

Additional Grace Mortgage Loan

A portion of the purchase price of the Grace Portfolio was financed through additional mortgage financing which loan was refinanced during October 2015 (the “Additional Grace Mortgage Loan”). The Additional Grace Mortgage Loan carries a fixed annual interest rate of 4.96% per annum with a maturity date on October 6, 2020. Pursuant to the Additional Grace Mortgage Loan, the Company agreed to make periodic payments into an escrow account for the PIPs required by the franchisors, and the Company made the final PIP reserve payment during June 2018. The Company continues to have obligations to make periodic payments into other capital reserves. The Additional Grace Mortgage Loan includes the following financial covenants: minimum consolidated net worth and minimum consolidated liquidity. As of March 31, 2020, the Company was in compliance with these financial covenants.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

(Unaudited)

Due to uncertainties with regard to the coronavirus pandemic, the Company cannot predict whether it will be able to access credit markets and refinance this debt obligations, and, accordingly, the Company is in discussions with the loan servicer to extend this debt obligation and has reached a preliminary agreement with the servicer for an extension of at least one year and waiver of the unpaid capital reserve obligations and certain future capital reserve obligations, as well as certain other relief. The preliminary agreement is not binding and will not become effective, on the currently contemplated terms or at all, unless and until definitive documentation is negotiated and final approvals are obtained. The Company cannot provide any assurances that its efforts to extend this debt obligation and obtain forbearance and waiver of capital reserve obligations in a timely manner or on favorable terms will be successful.

As part of these discussions, the Company determined not to make the capital reserve payments which became due in May 2020, which resulted in an event of default under the Additional Grace Mortgage Loan. The Company discussed its plans not to make the required capital reserve payments in advance with the lender.  Due to the occurrence of the event of default, interest may accrue at a penalty rate equal to 5% greater than the current rate and the lender may pursue any and all available rights and remedies under the Additional Grace Mortgage Loan, including declaring the obligations of the borrowers to be immediately due and payable, appointing a receiver to take possession and administer one or more of the hotel properties serving as collateral, and commencing foreclosure proceedings on one or more of such properties.  As of the filing of this Quarterly Report on Form 10-Q, the Company has reached a preliminary agreement with the lender and the lender has not pursued any of these rights or remedies, but there can be no assurance it will not do so in the future.

Term Loan

On April 27, 2017, the Company and the OP, as guarantors, and certain wholly-owned subsidiaries of the OP, as borrowers, entered into a Second Amended and Restated Term Loan Agreement (as amended, the “Term Loan”) in an aggregate principal amount of $310.0 million, initially collateralized by 28 of the Company’s hotel properties (each, a “Term Loan Collateral Property”).

Prior to the closing of the 92-Pack Loans, the Term Loan was scheduled to mature on May 1, 2019, subject to three one-year extension rights at the Company's option which, if all three extension rights were exercised, would have resulted in an outside maturity date of May 1, 2022. In May 2019, the Company used $25.0 million of the net proceeds from the 92-Pack Loans to prepay principal under the Term Loan, entered into an amendment to the Term Loan which reduced the commitment under the Term Loan from $310.0 million to $285.0 million and added one additional extension term of one-year to the term of the Term Loan, such that if the Company exercises all extension rights, the maturity date of the Term Loan would be May 1, 2023.  In May 2020, the Company extended the maturity of the Term Loan in accordance with its terms to May 1, 2021.

The Term Loan is prepayable in whole or in part at any time, subject to LIBOR breakage, if any.

The Term Loan requires monthly interest payments at a variable rate of one-month LIBOR plus 3.00%. Pursuant to an interest rate cap agreement, the LIBOR portions of the interest rates due under the Term Loan were effectively capped at 4.0%.

In connection with a sale or disposition to a third party of an individual Term Loan Collateral Property, such Term Loan Collateral Property may be released from the Term Loan, subject to certain conditions and limitations, by prepayment of a portion of the Term Loan at a release price calculated in accordance with the terms of the Term Loan. As of March 31, 2020, the Company has sold 10 hotel properties pursuant to these provisions and prepaid approximately $51.4 million of principal under the Term Loan, thereby reducing the number of hotel properties serving as collateral under the Term Loan to 18 hotels.

The Term Loan also provides for certain amounts to be deposited into reserve accounts, including with respect to all costs associated with the PIPs required pursuant to the franchise agreements related to the Term Loan Collateral Properties.

For the term of the Term Loan, the Company and the OP are required to maintain, on a consolidated basis, a net worth of $250.0 million (excluding accumulated depreciation and amortization). As of March 31, 2020, the Company was in compliance with this financial covenant.

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

Interest expense related to the Grace Preferred Equity Interests for the three months ended March 31, 2019 was $2.7 million.

Due to the fact that the Grace Preferred Equity Interests were mandatorily redeemable and certain of their other characteristics, the Grace Preferred Equity Interests were treated as debt in accordance with GAAP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

(Unaudited)

Note 7 - Accounts Payable and Accrued Expenses

The following is a summary of the components of accounts payable and accrued expenses (in thousands):

	March 31, 2020	December 31, 2019
Trade accounts payable	$9,138	$9,679
Accrued expenses	26,494	44,600
Total	$35,632	$54,279

Note 8 - Common Stock

The Company had 39,151,201 shares of common stock outstanding as of each of March 31, 2020 and December 31, 2019.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

(Unaudited)

Restricted Share Awards

A summary of the Company's restricted share awards for the three months ended March 31, 2020 is presented below.

	Number of Shares	Weighted Average Grant Date Fair Value (per share)	Aggregate Intrinsic Value (in thousands)
Non-vested December 31, 2019	10,858	$6.91	$75
Granted	—	$—	$—
Vested	—	$—	$—
Forfeitures	—	$—	$—
Non-vested March 31, 2020	10,858	$6.91	$75

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

The compensation expense related to restricted shares for the three months ended March 31, 2020 and the three months ended March 31, 2019 was less than $0.1 million. As of March 31, 2020, there was less than $0.1 million of unrecognized compensation expense remaining.

RSU Awards

A summary of the Company's RSU awards for the three months ended March 31, 2020 is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value (per share)	Aggregate Intrinsic Value (in thousands)
Non-vested December 31, 2019	383,430	$10.74	$4,118
Granted	—	$—	$—
Vested	96,132	$11.09	$1,066
Forfeited	—	$—	$—
Non-vested March 31, 2020	287,298	$10.62	$3,052

As of March 31, 2020, outstanding RSU awards to the Company’s executive officers and other employees generally vest annually over a four-year vesting period following the date of grant, subject to continued service. RSU awards to directors vest on the earlier of the first anniversary of the date of grant or the date of the next annual meeting of the board of directors following the date of grant, subject to the continued service of the applicable director. Vested RSUs may only be settled in shares of common stock and such settlement generally will be on the earliest of (i) in the calendar year in which the third anniversary of each applicable vesting date occurs, (ii) termination of the recipient’s services to the Company and (iii) a change in control event.  As of March 31, 2020, the Company anticipates that all unvested RSUs will vest in accordance with their terms.

The compensation expense related to RSUs for the three months ended March 31, 2020 and the three months ended March 31, 2019 was approximately $0.4 million and $0.4 million, respectively. As of March 31, 2020, there was $2.6 million of unrecognized compensation expense remaining.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
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

	March 31, 2020
	Carrying Amount	Fair Value
Mortgage notes payable	$1,328,520	$1,321,148
Total	$1,328,520	$1,321,148

The fair value of the mortgage notes payable was determined using the discounted cash flow method and applying current market rates and is classified as level 3 under the fair value hierarchy. Market rates take into consideration general market conditions and maturity.

During the three months ended March 31, 2020 and March 31, 2019, respectively, the Company recorded impairment losses on its hotel properties (See Note 14 - Impairments). The fair value of these hotel properties other than those subject to definitive sales agreements was based on the observable market data which are considered level 2 inputs under the fair value hierarchy, and unobservable inputs that reflect the Company's internal assumptions, which are considered level 3 inputs under the fair value hierarchy. For the Company's hotels subject to a definitive sales agreement, fair value was equal to the purchase price in the applicable agreement.

During the year ended December 31, 2019, the Company recorded a derivative asset associated with a variable interest-only bond that the Company acquired in connection with the lenders' securitization of the 92-Pack Mortgage Loan (See Note 5 - Mortgage Notes Payable). As of March 31, 2020, the fair value of the derivative asset was $1.3 million which was based on observable market data which are considered level 2 inputs under the fair value hierarchy.

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

The SLC also has been empowered to determine whether it is in the Company’s best interest for the claims against the defendants in the Milliken Court Action to proceed.  The Report includes the SLC’s previously disclosed determination that some but not all of the claims should proceed. The Report also indicates that, as previously disclosed, the SLC has reached an agreement-in-principle with one of the Director and Officer Defendants, the Company’s current Chief Executive Officer, Jonathan P. Mehlman, to resolve the claims against Mr. Mehlman with prejudice whereby he will pay back to the Company a portion of certain fees and Company common stock he received.  In the Report, the SLC concluded that: (1) the claims against the Company’s current directors, Stanley Perla and Abby Wenzel, the Company’s former director, Robert Burns, and the Company’s former Chief Financial Officer, Edward Hoganson should be dismissed with prejudice, and it is not, therefore, in the best interest of the Company for any claims to proceed against them; and (2) it is in the best interest of the Company for certain claims to proceed against the remaining defendants.

  On December 27, 2019, following extensive settlement discussions, the Company, the Former Advisor Defendants and the Director and Officer Defendants reached an agreement-in-principle concerning the proposed settlement of the Milliken Court Action.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)

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

On January 29, 2020, two days before the District Court deadline for the filing of a stipulation comprising the settlement agreement among the Company and the various defendants in the Milliken Court Action reflecting the agreements-in-principle described above (the “Stipulation of Settlement”), Stuart Wollman filed a separate complaint with the District Court against the Company and all of the defendants in the Milliken Court Action except for certain of the Former Advisor Defendants and Mr. Hoganson (the “Wollman Court Action”), alleging common law fraud on behalf of himself and a putative class of the Company’s  stockholders related to their purchases of Company’s common stock, and seeking rescission or compensatory damages, punitive damages, and attorneys’ fees and costs.  The Wollman Court Action is based on facts that comprise part of the factual basis for and that gave rise to the Milliken Court Action, focusing in particular on disclosures related to the Company’s property management agreements with certain of the Former Advisor Defendants.  On March 18, 2020, the Company and the other defendants named in the Wollman Court Action filed motions to dismiss the Wollman Court Action with prejudice, and those motions have been fully briefed and are currently pending before the District Court.  On March 31, 2020, the District Court stayed discovery in the Wollman Court Action pending a ruling on the defendants’ motions to dismiss.

On February 3, 2020, the Company and the defendants in the Milliken Court Action filed the Stipulation of Settlement with the District Court.  Dismissal with prejudice of the Wollman Court Action is a condition precedent to the effectiveness of the settlement of the Milliken Court Action.  On February 5, 2020, the District Court issued an order preliminarily approving the proposed settlement of the Milliken Court Action contemplated by the Stipulation of Settlement. On March 25, 2020, Stuart Wollman filed a motion to intervene in the Milliken Court Action and vacate the District Court’s preliminary approval of the proposed settlement on the alleged basis that the settlement is impermissibly broad.  On March 31, 2020, the District Court denied Dr. Wollman’s motion to intervene and vacate and resolved to construe such motion as an objection to the preliminary approval of the proposed settlement of the Milliken Court Action.

On June 9, 2020, the District Court is scheduled to hold a settlement hearing to determine whether the proposed settlement and plaintiff’s counsel’s proposed fee application for an award of attorneys’ fees, reimbursement of expenses, and payment of a case contribution award in the aggregate of $2,250,000, which will serve to reduce the cash payments the Company would otherwise receive, are fair, reasonable and adequate, and should therefore be granted final approval.  Any current stockholder of the Company may make an objection to the proposed settlement and/or proposed fee award and appear at the settlement hearing, at the stockholder’s own expense, individually or through counsel of the stockholder’s own choice. Although the Company believes that the Stipulation of Settlement represents a fair and reasonable compromise of the matters in dispute in the litigation, there can be no assurance the settlement will become effective on the proposed terms, or at all.

The claims in the Milliken Court Action do not seek recovery of losses from or damages against the Company, but instead allege that the Company has sustained damages as a result of actions by the defendants.  Further, the Company believes that the claims in the Wollman Court Action fail to allege any distinct injury separate from any harm suffered by the Company and constitute an improper attempt to convert derivative claims into direct or individual claims.  Therefore, the Company has determined that no accrual of any potential liability was necessary as of March 31, 2020, other than for incurred out-of-pocket legal fees and expenses.

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

Contingent Forward Liability

Until the Final Closing, the Company could have become obligated pursuant to the SPA with the Brookfield Investor to issue additional Class C Units. This obligation was considered a contingent forward contract under ASC section 480 - Distinguishing Liabilities from Equity, and the Company accounted for it as a liability.  On February 27, 2019, the Company used the proceeds from the concurrent sale of Class C Units to the Brookfield Investor at the Final Closing to redeem the remaining $219.7 million in liquidation value of Grace Preferred Equity Interests, and the Brookfield Investor no longer has any obligations or rights to purchase additional Class C Units. The contingent forward liability was extinguished upon the Final Closing, and, accordingly, the Company will not have any such obligations in the future. The Company had no contingent forward liability as of either December 31, 2019 or March 31, 2020.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
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

Holders of Class C Units are entitled to receive, with respect to each Class C Unit, fixed, quarterly cumulative cash distributions at a rate of 7.50% per annum from legally available funds. Holders of Class C Units are also entitled to receive, with respect to each Class C Unit, fixed, quarterly, cumulative PIK Distributions payable in Class C Units at a rate of 5% per annum. For the three months ended March 31, 2020, the Company paid cash distributions of $7.8 million and PIK Distributions of 352,889.83 Class C Units to the Brookfield Investor, as the sole holder of the Class C Units. For the three months ended March 31, 2019, the Company paid cash distributions of $4.8 million and PIK Distributions of 215,378.75 Class C Units to the Brookfield Investor, as the sole holder of the Class C Units.

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

Note 13 - Sale of Hotels and Assets Held for Sale

Sale of Hotels

During the three months ended March 31, 2020, the Company completed the sale of 20 hotels for a sales price of $174.4 million, resulting in a net gain of approximately $4.1 million, which is included in gain on sale of assets on the Company’s Consolidated Statement of Operations and Comprehensive Loss. The Company had previously recognized impairment losses on 16 of these hotels in anticipation of their expected sale. These sales generated net proceeds to the Company of approximately $21.2 million, after prepayment of approximately $153.2 million of related mortgage debt obligations and closing costs. The Company has not yet determined what the use of the excess proceeds will be, although the Company anticipates that a portion of these proceeds will be utilized for working capital and liquidity purposes in light of the downturn in financial performance the Company is experiencing due to the coronavirus pandemic.

No hotels were sold during the quarter ended March 31, 2019.

Assets Held for Sale

    As of March 31, 2020, there were five hotels subject to definitive sale agreements where the buyer has made a non-refundable deposit. However, due to the impact of the coronavirus pandemic, the Company was not able to conclude as of March 31, 2020, that the sales are probable to occur and to close within one year, so the Company has not classified the hotels as held for sale as of March 31, 2020.

Note 14 - Impairments

Impairments of Long-Lived Assets

During the quarter ended March 31, 2020, the Company identified four hotel properties where the carrying value of the properties exceeded their fair value and management determined the excess carrying value was unrecoverable. The Company recorded cumulative impairment losses of $27.6 million on the four hotels. The goodwill previously allocated to these properties by the Company had been fully written off as part of impairment of goodwill in prior periods and therefore no further impairment of goodwill was recorded. These hotels were identified for impairment review based on their potential sale, resulting in shorter holding periods. The fair value of these four hotels was equal to the purchase price in their applicable sales agreements. For the remaining portfolio a triggering event occurred as of March 31, 2020 due to the coronavirus pandemic which impacted hotel operations. A recoverability test was performed for each hotel, and no impairment was identified.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)

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

Impairment of Goodwill

The Company recognized $31.6 million of goodwill as a result of the transactions and consideration paid in connection with its transition to self-management on March 31, 2017. The Company allocated this goodwill to each of its wholly-owned hotels based on its determination that each hotel is a reporting unit as defined in US GAAP.  As of December 31, 2019, due to goodwill impairments in prior periods, the carrying amount of goodwill was $9.9 million.

For any reporting unit for which the Company has performed a recoverability test (as described above in Impairments of Long-Lived Assets), Accounting Standards Codification section 805 - Business Combinations requires that the Company also evaluate the goodwill allocated to such reporting unit for impairment. In performing this evaluation, the Company compares the fair value of the reporting unit to the carrying amount of such reporting unit including the allocation of goodwill. As required by ASC 350, as amended by ASU 2017-04, if the carrying amount of the reporting unit exceeds its fair value, the Company will apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit’s carrying amount over its fair value, not to exceed the total amount of goodwill allocated to such reporting unit.

The Company determines the fair values of each reporting unit using market and income based methods. The market approach estimates value based on what other purchasers and sellers in the market have agreed to as price for comparable properties. The income approach utilizes assumptions such as discount rates, future cash flow, and capitalization rates.

During the quarter ended March 31, 2020, the Company determined that approximately $3.1 million of goodwill allocated to 12 reporting units for which the fair value using the income based method was less than the carrying amount was impaired. The range of goodwill impairment recorded by each reporting unit was from less than $0.1 million to $0.5 million, with an average impairment of $0.3 million.

The Company had no goodwill impairment during the quarter ended March 31, 2019.

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

The following are some of the risks and uncertainties, although not all risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•	The novel coronavirus pandemic has caused a significant decline in business and leisure travel which is adversely impacting our business and we anticipate these conditions will continue and may worsen, and it has also adversely impacted credit and capital market conditions, such that we have been unable to access these markets and this may continue until conditions normalize.
•	We may require funds, which may not be available on favorable terms or at all, in addition to our operating cash flow and cash on hand to meet our capital requirements.
•

The interests of the Brookfield Investor may conflict with our interests and the interests of our stockholders, and the Brookfield Investor owns all $417.0 million in liquidation preference units of limited partner interests in our operating partnership entitled “Class C Units” (the “Class C Units”) issued and outstanding as of the date hereof and has significant governance and other rights that could be used to control or influence our decisions or actions.

•

The prior approval rights of the Brookfield Investor will restrict our operational and financial flexibility and could prevent us from taking actions that we believe would be in the best interest of our business.

•	We no longer pay distributions and there can be no assurance we will resume paying distributions in the future.
•	Our hotel sale program is subject to market conditions, and, due to the impact of the coronavirus pandemic, we have determined that it is no longer probable that the sales of five hotels subject to definitive sales agreements where the buyer had made a non-refundable deposit will be completed within a year. There can be no assurance we will be successful in selling these hotels, or any other hotels, at our target prices or at all.
•	Unless the value of our assets grows in excess of the fixed, quarterly, cumulative distribution payable in Class C Units at a rate of 5% per annum ("PIK Distributions") we pay to the holders of the Class C Units, continued accrual of PIK Distributions will have a negative impact on the value of shares of our common stock. The impact of the coronavirus pandemic on the value of our assets is highly uncertain.
•	We have a history of operating losses and there can be no assurance that we will ever achieve profitability.
•	No public market currently exists, or may ever exist, for shares of our common stock and our shares are, and may continue to be, illiquid.
•	Because no public trading market for our shares currently exists and our share repurchase program has been suspended, it is difficult for our stockholders to sell their shares of our common stock.
•	All of the properties we own are hotels, and we are subject to risks inherent in the hospitality industry.
•	We primarily own older hotels, which makes us more susceptible to declines in consumer demand, the impact of increases in hotel supply and downturns in economic conditions.
•	New hotel supply has contributed to declines in occupancy at our hotels in prior periods and may continue to have this effect.
•	Increases in interest rates could increase the amount of our debt payments.
•	We have incurred substantial indebtedness, which may limit our future operational and financial flexibility.
•	We have reached only preliminary agreement regarding extensions of our debt obligations that mature during 2020 and regarding defaults under two mortgage loans with aggregate principal amount of $1.1 billion outstanding as of March 31, 2020. The failure of ongoing negotiations with our lenders could materially and adversely affect us.
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

Background

Hospitality Investors Trust, Inc. is a self-managed real estate investment trust (" REIT") that invests primarily in premium-branded select-service lodging properties in the United States. As of March 31, 2020, we own or have an ownership interest in a total of 104 hotels, with a total of 12,994 guestrooms in 33 states.

We believe in affiliating our hotels with premium brands owned by leading international franchisors such as Hilton, Marriott and Hyatt. As of March 31, 2020, all but one of our hotels operated under a franchise or license agreement with a national brand owned by one of Hilton Worldwide, Inc., Marriott International, Inc., Hyatt Hotels Corporation and Intercontinental Hotels Group or one of their respective subsidiaries or affiliates. Our one unbranded hotel has a direct affiliation with a leading university in Atlanta.

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

Overview - Coronavirus Pandemic

In early March 2020, we started to experience softening of demand and revenue weakness across our portfolio triggered by direct guest cancellations at our hotels as well as cancellations of business and industry conventions and meetings in certain of our markets. These conditions significantly worsened over the course of the month and have continued into the second quarter as the level of overall business and leisure travel has declined significantly due to concerns about the coronavirus pandemic and actions taken by governments, businesses and other organizations to contain the coronavirus that have included restrictions on travel and the operations of many businesses as well as event cancellations and social distancing measures. Pro-forma occupancy only of the hotels in our portfolio that we owned as of March 31, 2020 for the months of March and April 2020 was 40.7% and 16.1%, respectively, compared to 80.1% and 80.6% for the months of March and April 2019, respectively.  This information may not be indicative of any future period, although we currently expect occupancy percentages for our portfolio for the rest of the second quarter of 2020 to be similar to what we experienced in April 2020. Our April 2020 occupancy figure is a preliminary estimate and is therefore subject to change.

We anticipate this trend of substantially lower guest demand and revenue at our hotels will continue and the extent to which the coronavirus pandemic will impact our financial results will depend on future developments, which are unknown and cannot be predicted, including how long the pandemic continues and its severity, new information which may emerge concerning the coronavirus and actions taken to contain the coronavirus pandemic or its impact, among others. The coronavirus pandemic has also triggered a decrease in global economic activity that may result in a global recession. A sustained downturn in the U.S. economy could cause an economic recession in the U.S. which could have further adverse impacts on our business.

We continue to work closely with our third-party property managers to respond to these developments and to implement various property-level cost reduction and other liquidity preservation measures which have included temporary hotel staff reductions and temporary suspension of certain services. To date, largely as a result of the generally lower cost structure of our primarily select-service portfolio and the cost reduction steps we have taken, we have kept substantially all of our hotels open and operating.  At certain of our hotels we have been successful in gaining modest amounts of incremental demand by leasing rooms to states, municipalities and heath care providers for use by first responders, health care professionals and others impacted by the pandemic. However, notwithstanding the steps we have taken, our hotel revenues were not sufficient to pay hotel operating expenses during April 2020, and we expect this trend to continue for at least May and June 2020. We have not obtained and are no longer pursuing loans pursuant to the recently enacted Small Business Administration Payroll Protection Program for our properties. We are in the process of implementing a corporate overhead savings plan, which has included and could include a permanent and temporary reduction in employee headcount, reduction in the 2020 incentive compensation pool and temporary elimination of certain employee benefit programs.

During March 2020, we determined to delay most of the PIP projects that had been scheduled for 2020 as well as certain projects scheduled for future years, and during April and May 2020, we determined not to make $4.2 million of capital reserve payments due under our mortgage and mezzanine indebtedness which currently has $852.4 million principal outstanding and is secured by 63 of our hotel properties (the “92-Pack Loans”) and the Additional Grace Mortgage Loan, which resulted in events of default under the loans. We discussed our plans not to make the required capital reserve payments in advance with the lenders and the decisions to delay PIPs and not to make the capital reserve payments were made in conjunction with actions taken by our franchisors temporarily suspending obligations of hotel owners to perform capital improvements and fund capital reserves for at least the remainder of 2020.

We cannot predict how the coronavirus pandemic may impact the prospects for our company and our business generally when conditions normalize. For example, some of the current reduction in travel and consequently guest demand at our hotels may persist due to potentially permanent changes in hotel use patterns and willingness to travel of our guests.  We may also experience higher cost structures due to factors such as new brand standards and increasing guest and staff concerns about cleanliness.

The recent coronavirus pandemic has also adversely impacted credit and capital market conditions and as a result of these developments we may be unable to access these markets until conditions normalize.  During 2020, we have two debt obligations scheduled to mature: $10.5 million principal amount of mortgage debt secured by the Hilton Garden Inn Blacksburg, VA hotel (a joint venture in which we own a 56.5% interest) (the “Blacksburg JV Loan”) which is scheduled to mature in June and $232.0 million principal amount of mortgage debt secured by 21 properties (the “Additional Grace Mortgage Loan”) which is scheduled to mature in October. In March 2020, we requested extensions under the Blacksburg JV Loan and the Additional Grace Mortgage Loan.

The 92-Pack Loans and the Additional Grace Mortgage Loan, like all of our other debt obligations, are non-recourse, subject to customary non-recourse exceptions. Due to the occurrence of the events of default under the 92-Pack Loans and the Additional Grace Mortgage Loan,  interest may accrue at a penalty rate equal to 3% greater than the current rate for the 92-Pack Loans and 5% greater than the current rate for the Additional Grace Mortgage Loan. Moreover, the lenders may pursue any and all available rights and remedies under loans, including declaring the obligations of the borrowers to be immediately due and payable, appointing a receiver to take possession and administer one or more of our hotel properties serving as collateral, and commencing foreclosure proceedings on one or more of such properties. As of the filing of this Quarterly Report on Form 10-Q, we have reached preliminary agreements with the lenders and they have not pursued any of these rights or remedies, but there can be no assurance they will not do so in the future.

We have reached preliminary agreements with the loan servicer for extensions of at least one year of the Blacksburg JV Loan and the Additional Grace Mortgage Loan. As part of the loan maturity extension we have preliminarily agreed to with the loan servicer of the Additional Grace Mortgage Loan, we have also preliminarily agreed with the loan servicer on waiver and deferral of May 2020 and certain future capital reserve obligations, as well as certain other relief.  We have also reached a preliminary agreement with the lenders under the 92-Pack Loans with respect to forbearance and waiver and deferral of certain future capital reserve obligations, as well as certain other relief. The preliminary agreements are not binding and will not become effective, on the currently contemplated terms or at all, unless and until definitive documentation is negotiated and final approvals are obtained. We cannot provide any assurances that our efforts to extend these debt obligations and obtain forbearance and waiver and deferral of capital reserve obligations in a timely manner or on favorable terms will be successful. We also continue to engage in discussions with various other contract counterparties, such as other lenders and ground lessors, about payment waivers and deferrals. These discussions are expected to continue, although there can be no assurances all or any one of them will be successful. The failure of any these negotiations or discussions, as well as the potential consequences of the exercise of related rights or other resulting actions that could be taken by our lenders and other contract counterparties, could materially and adversely affect us.

For additional information on the risks and uncertainties associated with the novel coronavirus pandemic, please see Item 1A, “Item 1A. Risk Factors” included in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

Overview - Other

During 2019, as part of our investment strategy to continue to pursue the sale of non-core hotels and reallocate capital into other corporate purposes, including debt reduction, we commenced marketing for sale a total of 45 hotels. As of March 31, 2020, 40 of these hotels have been sold and the remaining five hotels were subject to definitive sale agreements where the buyer had made a non-refundable deposit. However, due to the impact of the coronavirus pandemic, we were not able to conclude as of March 31, 2020, that the sales are probable to occur and to close within one year, so we have not classified the hotels as held for sale in accordance with GAAP as of March 31, 2020. See “Results of Operations” below for more detail.

We conducted our initial public offering ("IPO") from January 2014 until November 2015 without listing shares of our common stock on a national securities exchange, and we have not subsequently listed our shares. There currently is no established trading market for our shares and there may never be one.

We are required to annually publish an estimated net asset value per share of common stock ("Estimated Per-Share NAV") pursuant to the rules and regulations of Financial Industry Regulatory Authority (“FINRA”). On April 21, 2020, our board of directors unanimously approved and we published an updated 2020 Estimated Per-Share NAV equal to $8.35 based on an estimated fair value of our assets less the estimated fair value of our liabilities, divided by 39,151,201 shares of our common stock outstanding on a fully diluted basis as of December 31, 2019 (the "2020 NAV"). The 2020 NAV and the underlying estimates and assumptions are as of December 31, 2019, and have not been revised to reflect any potential negative impact on our company of the coronavirus pandemic or any other transactions or events occurring subsequent to December 31, 2019. While our board of directors has approved the 2020 NAV, it has only done so for the sole purpose of allowing us to comply with applicable rules of FINRA for use on customer account statements. As a result of the existing and anticipated impact of the coronavirus pandemic, our board of directors believes the 2020 NAV is significantly above the current value of a share of common stock. Accordingly, stockholders should not rely on the 2020 NAV in respect of any investment decisions relating to our company, including in making any decision to buy or sell shares of our common stock.  We intend to publish an updated Estimated Per-Share NAV on at least an annual basis.

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

Holders of Class C Units are entitled to receive, with respect to each Class C Unit, fixed, quarterly cumulative cash distributions at a rate of 7.50% per annum and are also entitled to receive, with respect to each Class C Unit, fixed, quarterly, cumulative PIK Distributions payable in Class C Units at a rate of 5% per annum. As of March 31, 2020, the Brookfield Investor has made $379.7 million of capital investments in us by purchasing Class C Units in the OP, and the total liquidation preference of the Class C Units was $417.0 million. The Class C Units are convertible into units of limited partner interest in the OP entitled “OP Units” (“OP Units”), which may be redeemed for shares of our common stock or, at our option, the cash equivalent. As of March 31, 2020, the Brookfield Investor owns or controls 42.0% of the voting power of our common stock on an as-converted basis. With respect to share ownership limitations contained in our charter intended to ensure our ongoing compliance with REIT requirements, we have granted the Brookfield Investor and its affiliates a waiver of the applicable limitations which permits the Brookfield Investor and its affiliates to own up to 49.9% in value of the aggregate of the outstanding shares of our common stock, subject to terms and conditions set forth in an ownership limit waiver agreement. The SPA also contains certain standstill and voting restrictions applicable to the Brookfield Investor and certain of its affiliates.

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

We contract directly or indirectly, through our taxable REIT subsidiaries, with third-party property management companies to manage our hotel properties.  As of March 31, 2020, 73 of the hotel assets we have acquired were managed by Crestline and 31 of the hotel assets we have acquired were managed by the following other property managers: Hampton Inns Management LLC and Homewood Suites Management LLC, affiliates of Hilton Worldwide Holdings Inc. (16 hotels), InnVentures IVI, LP (one hotel), McKibbon Hotel Management, Inc. (12 hotels) and LBA Hospitality (2 hotels). During 2019 and 2020, we transitioned management of a total of 14 hotels managed by other property managers to Crestline pursuant to Crestline’s right to manage a comparable replacement hotel (i.e., equal or greater historic annual revenue) if we sell a hotel Crestline is currently managing. We expect to similarly transition management of additional hotels to Crestline to the extent we continue to sell Crestline-managed hotels under our hotel sale program.

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

Our revenues are comprised of rooms revenue, food and beverage revenue and other revenue which accounted for approximately 93.1%, 3.5%, and 3.4%, respectively, of our total revenues for the three months ended March 31, 2020. Hotel operating expenses (which exclude acquisition and transaction costs, general and administrative, depreciation and amortization and impairment of goodwill and long-lived assets) represent approximately 58.8% of our total operating expenses for the three months ended March 31, 2020.

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

We are required to make assessments as to the useful lives of our assets for purposes of determining the amount of depreciation to record on an annual basis with respect to our investments in real estate. These assessments have a direct impact on our net income because if we were to shorten the expected useful lives of our investments in real estate, we would depreciate these investments over fewer years, resulting in more depreciation expense and lower net income on an annual basis.

Impairment of Long-Lived Assets

Upon the occurrence of certain “triggering events” under the provisions of the Accounting Standards Codification ("ASC") section 360-Property, Plant and Equipment, we review our hotel investments which are considered to be long-lived assets under GAAP for impairment.  These triggering events may include various conditions prescribed by GAAP such as the initiation of marketing an asset for sale, significant declines in market value of the asset, significant declines in operating performance, significant adverse changes in economic conditions, and potential sales of hotel properties which result in shorter holding periods. If a triggering event occurs and circumstances indicate the carrying amount of the property may not be recoverable, we perform a recoverability test which compares the carrying amount to an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property’s use and eventual disposition. The estimates consider factors such as expected future operating income, market and other applicable trends and residual value, as well as the effects of demand, competition and other factors. If we determine we are unable to recover the carrying amount of the asset over the useful life, impairment is deemed to exist and an impairment loss will be recorded to the extent that the carrying amount exceeds the estimated fair value of the property which results in an immediate charge to net income.

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

Until the Final Closing, we could have become obligated pursuant to the SPA with the Brookfield Investor to issue additional Class C Units. This obligation was considered a contingent forward contract under ASC section 480 - Distinguishing Liabilities from Equity, and we accounted for it as a liability. The Final Closing with the Brookfield Investor occurred on February 27, 2019, and the Brookfield Investor no longer has any obligations or rights to purchase additional Class C Units. The contingent forward liability was extinguished upon the Final Closing, and, accordingly, we will not have any such obligations in the future. The Company had no contingent forward liability as of either December 31, 2019 or March 31, 2020.

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

As part of our primary business objective to maximize stockholder value and position ourselves for a liquidity event, we commenced marketing for sale a total of 45 non-core hotels during the year ended December 31, 2019. During the year ended December 31, 2019, we sold 20 non-core hotels and during the three months ended March 31, 2020, we sold an additional 20 non-core hotels set forth in the table below.

Property	Location	Number of Rooms

Courtyard Gainesville	Gainesville, FL	81
Courtyard Memphis Germantown	Germantown, TN	93
Hampton Inn Dallas Addison	Addison, TX	158
Hampton Inn Detroit Northville	Northville, MI	124
Hampton Inn Fort Collins	Fort Collins, CO	75
Hampton Inn Kansas City Airport	Kansas City, MO	120
Hampton Inn Kansas City Overland Park	Overland Park, KS	133
Hampton Inn Columbia I 26 Airport	Columbia West, SC	120
Homewood Suites Jackson Ridgeland	Ridgeland, MS	91
Hyatt Place Baltimore Washington Airport	Linthicum Heights, MD	127
Hyatt Place Birmingham Hoover	Birmingham, AL	126
Hyatt Place Chicago Schaumburg	Schaumburg, IL	127
Hyatt Place Cincinnati Blue Ash	Blue Ash, OH	125
Hyatt Place Columbus Worthington	Columbus, OH	124
Hyatt Place Indianapolis Keystone	Indianapolis North Loop, IN	124
Hyatt Place Kansas City Overland Park Metcalf	Overland Park, KS	124
Hyatt Place Richmond Innsbrook	Glen Allen, VA	124
Residence Inn Jackson Ridgeland	Ridgeland, MS	100
Residence Inn Mobile	Mobile, AL	66
Residence Inn Portland	Portland, OR	168

The aggregate sales price of these hotels was $174.4 million, resulting in a gain of approximately $4.1 million, which is included in gain on sale of assets on our Consolidated Statement of Operations and Comprehensive Loss. We had previously recognized impairment losses on 16 of these hotels in anticipation of their expected sale and with respect to the 16 previously impaired hotels this gain represents the amount by which the realized sale proceeds exceeded the estimated sales proceeds at the time the impairments were recorded. These sales generated net proceeds to us of approximately $21.2 million, after prepayment of approximately $153.2 million of related mortgage debt obligations and closing costs.

We have not yet determined what our use of the excess proceeds from the hotels we have sold will be, although we anticipate that a portion of these proceeds will be utilized for working capital and liquidity purposes in light of the downturn in financial performance we are experiencing due to the coronavirus pandemic. As of March 31, 2020, five of our hotels were subject to definitive sale agreements with an aggregate sales price of $37.8 million where the buyer had made a non-refundable deposit. However, due to the impact of the coronavirus pandemic, we have agreed to extend the closing dates for all these sales such that the closings are now scheduled to occur within the next twelve months, and these hotels are no longer classified as held for sale because we not able to conclude, that, as of March 31, 2020, the sales are probable to occur and to close within one year. We cannot provide any assurance we will be able to complete the five remaining sales on their current terms or schedule, if at all. We do not anticipate being able to generate any material amounts of liquidity from hotel sales for the foreseeable future.

The hotel business is capital-intensive and renovations are a regular part of the business. We have been undertaking a large-scale PIP program across a significant portion of the hotels in our portfolio for some time. As of March 31, 2020, we had substantially completed work on 80 of the 101 hotels that are part of our PIP program. We completed PIP work on 12 hotels in 2017, 29 hotels in 2018 and 11 hotels in 2019.  All of the 40 hotels we sold during 2019 and the three months ended 2020 had been part of our PIP program prior to sale, and we had completed PIP work on 18 of those hotels prior to sale. As part of  the liquidity preservation measures we have implemented in response to the coronavirus pandemic, we have determined to delay most of the PIP projects that had been scheduled for 2020 as well as certain projects scheduled for future years.  We believe these steps are advisable in light of current market conditions and our liquidity position, and these steps are being taken in conjunction with actions taken by our franchisors temporarily suspending obligations of hotel owners to perform capital improvements and fund capital reserves.  With the exception of certain hotels where work is ongoing or imminent, we do not expect to perform further PIP work during 2020, and we are unable at this time to estimate when our PIP program will be resumed and, ultimately, completed. We intend to fund this PIP work exclusively from amounts in existing capital reserves held by our lenders.

Hotel renovations have adversely impacted, and, when our PIP program resumes, are expected to continue to adversely impact, our operating results due to the disruption to the operations of the hotels while work is ongoing. We anticipate that as we complete PIP and other renovations, our performance at the renovated hotels will increase for a period of time (generally one to two years) and then moderate as the hotel stabilizes. However, performance at renovated hotels remains subject to competition and other conditions in the markets in which they operate, as well as other factors that may impact the hotel industry generally or the renovated hotel in particular and, in some cases, offset the effects on performance of completed PIPs and other renovations. We cannot provide any assurance that the PIP and other renovations at our hotels will have the desired effect of improving the competitive position and enhancing the performance of the hotels renovated.

We continue to take steps we believe are prudent and in the best interest of our stockholders with the goal of maximizing long-term value for our stockholders and positioning us for a potential liquidity event. While it is our intention to achieve a liquidity event, there can be no assurance as to when or if we will ultimately be able to do so and as to the terms of any such liquidity event.

Comparison of the Three Months Ended March 31, 2020 to the Three Months Ended March 31, 2019

Room revenues for the portfolio were $96.1 million for the three months ended March 31, 2020, compared to room revenues of $133.7 million for the three months ended March 31, 2019. The decrease in room revenues was driven by lower occupancy as a result of less guest demand due to the coronavirus pandemic as well as the sale of hotels. Room revenues, including the results of only the hotels in our portfolio that we owned as of the three months ended March 31, 2020, and the three months ended March 31, 2019, decreased 18.8% over the prior year period.

The following table presents actual operating information of the hotels in our portfolio for the periods in which we have owned them.

	Three Months Ended
Total Portfolio	March 31, 2020	March 31, 2019
Number of rooms	12,994	17,321
Occ	60.0%	70.0%
ADR	$124.78	$124.47
RevPAR	$74.82	$87.10

The next table below presents pro-forma operating information only of the hotels in our portfolio that we owned as of March 31, 2020, for the full periods presented. Therefore, this table excludes operating information for a total of 40 hotels, including 20 hotels sold during the three months ended March 31, 2020 and 20 hotels during the third and fourth quarters of 2019.

	Three Months Ended
Pro-forma (104 hotels)	March 31, 2020	March 31, 2019
Number of rooms	12,994	12,994
Occ	60.8%	73.5%
ADR	$127.17	$130.82
RevPAR	$77.27	$96.16
RevPAR change	(19.6)%

Other non-room operating revenues for the portfolio include food and beverage, and other ancillary revenues such as conference center, market, parking, telephone and cancellation fees. Total non-room operating revenues, including the results of only the hotels in our portfolio that we owned as of the three months ended March 31, 2020, and the three months ended March 31, 2019, decreased 9.1% over the prior year period driven primarily by reduced demand due to the impact of the coronavirus pandemic.

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

Total hotel operating expenses (which exclude transaction related costs, general and administrative, depreciation and amortization, and impairment of goodwill and long-lived assets), including the results of only the hotels in our portfolio that we owned as of the three months ended March 31, 2020, and the three months ended March 31, 2019, decreased approximately 9.2% over the prior year period primarily due to the impact of various cost reduction measures taken in conjunction with our third party management companies in response to reduced demand at our hotels because of the coronavirus pandemic. These costs reduction measures have included temporary hotel staff reductions and temporary suspension of certain services.

Transaction related costs increased by less than $0.1 million for the three months ended March 31, 2020, compared to the prior year period.

General and administrative increased approximately $0.6 million for the three months ended March 31, 2020, compared to the prior year period.

Depreciation and amortization decreased approximately $5.9 million for the three months ended March 31, 2020, compared to the prior year period, primarily due to the sale of 40 hotels in 2019 and 2020.

Impairment of goodwill and long-lived assets increased by $19.7 million for the three months ended March 31, 2020, compared to prior year period. For the three months ended March 31, 2020, a $27.6 million impairment on long-lived assets was recorded on four hotels and a goodwill impairment of $3.1 million was recorded on 12 reporting units. See Note 14 - Impairments to our accompanying consolidated financial statements included in this Quarterly Report on Form 10-Q for further details.

Interest expense decreased $8.1 million for the three months ended March 31, 2020, compared to the prior year period, primarily driven by lower average mortgage debt and lower interest rates. The average interest rate on our mortgage debt was 4.46% for the three months ended March 31, 2020, compared to 5.35% for the three months ended March 31, 2019. Average mortgage debt was $1,425.9 million for the three months ended March 31, 2020, compared to $1,513.0 million for the three months ended March 31, 2019.

Other income changed by $0.2 million for the three months ended March 31, 2020, compared to the prior year period.

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

The following table reconciles our net loss attributable to common stockholders in accordance with GAAP to Hotel EBITDA for the three months ended March 31, 2020, and for the three months ended March 31, 2019 (unaudited in thousands):

	For the Three Months Ended March 31, 2020	For the Three Months Ended March 31, 2019
Net loss attributable to common stockholders	$(66,829)	$(41,153)
Dividends on Class C Units	13,012	7,942
Accretion of Class C Units	1359	883
Net loss before dividends and accretion (in accordance with GAAP)	(52,458)	(32,328)
Less: Net loss attributable to non-controlling interest	(115)	(92)
Net loss and comprehensive loss (in accordance with GAAP)	$(52,573)	$(32,420)
Depreciation and amortization	22,617	28,485
Impairment of goodwill and long-lived assets	30,675	10,927
Interest expense	18,040	26,153
Other income	(419)	(174)
Gain on sale of assets, net	(4,172)	(40)
Equity in (earnings) loss of unconsolidated entities	89	(5)
General and administrative	5,799	5,223
Income tax benefit	(1,276)	(1,391)
Hotel EBITDA	$18,780	$36,758

Hotel EBITDA declined in 2020 compared to 2019 primarily due to the sale of 40 hotels and the impact of the coronavirus pandemic

Cash Flows

Net cash used in operating activities was $15.8 million for the three months ended March 31, 2020. Cash used by operating activities was negatively impacted primarily by lower portfolio performance due to the impact of the coronavirus pandemic and decreases in accounts payable and accrued expenses.

Net cash provided by investing activities was $163.2 million for the three months ended March 31, 2020, primarily impacted by proceeds from the sale of hotels.

Net cash flow used in financing activities was $152.5 million for the three months ended March 31, 2020. Cash used in financing activities was primarily impacted by prepayments of mortgage notes payable on sold hotels and cash distributions paid on Class C Units.

Election as a REIT

We elected to be taxed as a REIT commencing with our taxable year ended December 31, 2014. In order to continue to qualify as a REIT, we must distribute annually to our stockholders 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding net capital gain, and must comply with various other organizational and operational requirements. As of December 31, 2019, we had $316.0 million of net operating loss ("NOL") carry forwards that may be used in the future to reduce the amount otherwise required to be distributed by us to meet REIT requirements. However, the NOLs arising for tax years beginning after December 31, 2017 will not be able to offset more than 80% of our taxable income in the 2018 tax year or in tax years beginning after December 31, 2020 and therefore may not be able to reduce the amount required to be distributed by us to meet REIT requirements to zero. None of these NOLs will expire for at least a decade and the NOLs arising for tax years beginning after December 31, 2017 may be carried forward indefinitely.  Other limitations may apply to our ability to use our NOLs to offset taxable income.

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

Liquidity and Capital Resources

As of March 31, 2020, we had cash and cash equivalents on hand of $101.8 million. Under certain of our debt obligations, we are required to maintain minimum liquidity of $15.0 million to comply with financial covenants, and we expect to satisfy this covenant through liquidity we maintain at individual hotels as well as through other sources.

Our major capital requirements currently include interest and principal payments under our indebtedness and distributions payable with respect to Class C Units, as well as, subject to the actions described below, PIPs and other hotel capital expenditures and related lender reserve deposits. Beginning in March 2022, we may also be required to fund redemptions of the Class C Units at the option of the holder.

We believe our cash on hand will allow us to meet our ongoing existing capital requirements for some time. However, the period these amounts will be sufficient ultimately depends on future developments, which are unknown and cannot be predicted, including how long the pandemic continues and its severity. Due to the coronavirus pandemic, as described in more detail above under “—Overview—Coronavirus Pandemic,” we have implemented a variety of liquidity preservation measures, ranging from the closure of hotels to the temporary suspension of certain services. However, notwithstanding these measures, our hotel revenues were not sufficient to pay hotel operating expenses during April 2020, and we expect this trend to continue for at least May and June 2020. We have also taken other liquidity preservation measures, such as suspending our PIP program, and corporate cost-cutting measures. In addition, as described in more detail below, we have preliminarily agreed to and are working to finalize extensions of the $10.5 million Blacksburg JV loan, which matures in June, and the Additional Grace Mortgage Loan, which matures in October.  The preliminary agreement with respect to the Additional Grace Mortgage Loan also includes waiver of certain capital reserve obligations, including the May 2020 capital reserve obligation which was not paid and resulted in an event of default.  We have also reached a preliminary agreement regarding forbearance and waiver and deferral of capital reserve obligations with the lenders under our other loans for which an event of default has occurred – the 92-Pack Loans.

We may require additional liquidity to meet our capital requirements in the future, and potential sources of additional liquidity beyond cash flow from operations, such as proceeds from refinancings, asset sales, borrowings or equity issuances, are not currently available to us.  Any additional borrowings or equity issuances may not be available on favorable terms or at all. Borrowings (as well as certain refinancing transactions) and equity issuances are also subject to the Brookfield Approval Rights, and there can be no assurance this prior approval will be provided when requested, or at all. If obtained, any additional or alternative debt or equity capital could be on terms that would not be favorable to us or our stockholders, including high interest rates, in the case of debt, and substantial dilution, in the case of issuing equity or convertible debt securities.

As of March 31, 2020, the Brookfield Investor has made $379.7 million of capital investments by purchasing Class C Units in the OP, and the total liquidation preference of the Class C Units (which includes quarterly PIK Distributions that are paid on the outstanding liquidation preference) was $417.0 million. We received the proceeds from the final sale of Class C Units pursuant to the SPA in February 2019, and the Brookfield Investor no longer has any obligations or rights to purchase additional Class C Units.

We have been undertaking a large-scale PIP program across a significant portion of the hotels in our portfolio for some time. As of March 31, 2020, we had substantially completed work on 80 of the 101 hotels that are part of our PIP program. Since acquiring our hotels, we have reinvested $361.8 million in our hotels through PIPs and other capital improvements, including approximately $60.4 million invested in hotels we have sold. We spent approximately $2.6 million as part of our PIP program and for other capital improvements during the three months ended March 31, 2020.

We are required to periodically deposit reserves with our mortgage lenders that we utilize to fund a portion of the PIP work and other capital improvements.  As of March 31, 2020, we had $32.4 million of PIP and other capital improvements reserves. As of March 31, 2020, we were scheduled to fund an additional $7.8 million in PIP reserves with our mortgage lenders during 2020, and $2.5 million during 2021.

As part of ongoing liquidity preservation measures we are taking in response to the coronavirus pandemic, we have determined to delay most of the PIP projects that had been scheduled for 2020, as well as certain projects scheduled for future years, and not to make $4.2 million of capital reserve payments to certain of our lenders during April and May 2020, which resulted in the events of default discussed below. We discussed our plans not to make the required capital reserve payments in advance with the lenders and the decisions to delay PIPs and not to make the capital reserve payments were made in conjunction with actions taken by our franchisors temporarily suspending obligations of hotel owners to perform capital improvements and fund capital reserves for at least the remainder of 2020. We have reached preliminary agreements with the lenders with respect to forbearance and waiver and deferral of these and future capital reserve obligations and other relief.   Continued deferral of capital improvements at our hotels could adversely affect their performance and if the deferrals continue beyond extended deadlines imposed by the franchisors could result in further negotiations with such franchisors as to brand compliance.

With the exception of certain hotels where work is ongoing or imminent, we do not expect to perform further PIP work during 2020, and we are unable at this time to estimate when our PIP program will be resumed and, ultimately, completed. We intend to fund the 2020 PIP work exclusively from amounts in existing capital reserves held by our lenders. In addition to PIP obligations, we are required under our hotel franchise agreements to perform periodic capital improvements to bring the physical condition of our hotels into compliance with the specifications and standards the hotel franchisor or hotel brand has developed. We refer to these obligations as cyclical renovations and they normally apply to soft goods (such as carpeting, bedspreads, artwork and upholstery) and case goods (furniture and fixtures such as armoires, chairs, beds, desks, tables, mirrors and lighting fixtures). Moreover, upon regular inspection of our hotels or in connection with any future revisions to our franchise or hotel management agreements or a refinancing of our indebtedness, franchisors may determine that additional renovations are required by us. Our franchisors have temporarily suspended certain of these obligations in response to the coronavirus pandemic.

We believe the steps we are taking to delay PIPs and defer capital expenditure reserves are advisable in light of current market conditions and our liquidity position, and these steps are being taken in conjunction with actions taken by our franchisors temporarily suspending obligations of hotel owners to perform capital improvements and fund capital reserves.

As of March 31, 2020, we had principal outstanding of $1.3 billion under our indebtedness most of which was incurred in acquiring the properties we currently own. As of March 31, 2020, our loan-to-value ratio was 64.2%. This leverage percentage does not include the Class C Units (which may be redeemed by the Brookfield Investor at any time on or after March 31, 2022 for a redemption price equal to the liquidation preference) as indebtedness and is calculated based on total cost of real estate assets before accumulated depreciation and amortization and reduced by cumulative impairment charges. The market value of our real estate assets may be materially lower.

We have financed substantially all our hotels with mortgage debt and, in some cases, mezzanine debt. The maturity date and certain other terms of our mortgage and mezzanine debt obligations are summarized at Note 5 of the consolidated financial statements included in this Quarterly Report on Form 10-Q.

The recent coronavirus pandemic has adversely impacted credit and capital market conditions and as a result of these developments we may be unable to access these markets until conditions normalize.  During 2020, we have two debt obligations scheduled to mature: the $10.5 million Blacksburg JV Loan  which is scheduled to mature in June and the $232.0 million Additional Grace Mortgage Loan which is scheduled to mature in October 2020. In March 2020, we requested extensions under the Blacksburg JV Loan and the Additional Grace Mortgage Loan.

During April 2020, we did not make required capital reserve payments of approximately $2.2 million under the 92-Pack Loans, which resulted in an event of default under the 92-Pack Loans. During May 2020, we did not make required capital reserve payments of approximately $1.7 million under the 92-Pack Loans, which has resulted in additional events of default under the 92-Pack Loans. During May 2020, we did not make required capital reserve payments of approximately $0.3 million under the Additional Grace Mortgage Loan, which resulted in an event of default under the Additional Grace Mortgage Loan.

The 92-Pack Loans and the Additional Grace Mortgage Loan, like all of our other debt obligations, are non-recourse, subject to customary non-recourse exceptions. Due to the occurrence of the events of default under the 92-Pack Loans and the Additional Grace Mortgage Loan, interest may accrue at a penalty rate equal to 3% greater than the current rate for the 92-Pack Loans and 5% greater than the current rate for the Additional Grace Mortgage Loan. Moreover, the lenders may pursue any and all available rights and remedies under loans, including declaring the obligations of the borrowers to be immediately due and payable, appointing a receiver to take possession and administer one or more of our hotel properties serving as collateral, and commencing foreclosure proceedings on one or more of such properties. As of the filing of this Quarterly Report on Form 10-Q, we have reached preliminary agreements with the lenders and they have not pursued any of these rights or remedies, but there can be no assurance they will not do so in the future.

We have reached preliminary agreements with the loan servicer for extensions of at least one year of the Blacksburg JV Loan and the Additional Grace Mortgage Loan.  As part of the loan maturity extension we have preliminarily agreed to with the loan servicer of the Additional Grace Mortgage Loan, we have also preliminarily agreed with the loan servicer on waiver and deferral of May 2020 and certain future capital reserve obligations, as well as certain other relief.  We have also reached a preliminary agreement with the lenders under the 92-Pack Loans with respect to forbearance and waiver and deferral of the unpaid capital reserve obligations and certain future capital reserve obligations, as well as certain other relief. The preliminary agreements are not binding and will not become effective, on the currently contemplated terms or at all, unless and until definitive documentation is negotiated and final approvals are obtained. We cannot provide any assurances that our efforts to extend these debt obligations and obtain forbearance and waiver and deferral of capital reserve obligations in a timely manner or on favorable terms will be successful. We also continue to engage in discussions with various other contract counterparties, such as other lenders and ground lessors, about payment waivers and deferrals. These discussions are expected to continue, although there can be no assurances all or any one of them will be successful. The failure of any of these negotiations or discussions, as well as the potential consequences of the exercise of related rights or other resulting actions that could be taken by our lenders and other contract counterparties, could materially and adversely affect us.

We are subject to periodic debt yield and debt service coverage tests under our indebtedness.  Failure to satisfy these tests, although not an event of default under the indebtedness, could cause cash flows from the properties financed after debt service, certain property operating expenses and loan reserves to be diverted to the lender, as additional loan collateral until the tests have been satisfied or we prepay sufficient principal to meet the applicable test. As of March 31, 2020, we satisfied these tests, although there can be no assurance we will continue to do so. The declines in our financial results caused by the recent coronavirus pandemic could result in our failure to satisfy the coverage tests under our indebtedness in future periods, which could have a material adverse effect on our liquidity.

During the year ended December 31, 2019, we sold 20 hotels with an aggregate sales price of $138.5 million. These sales generated net proceeds to us of approximately $37.3 million, after prepayment of approximately $101.2 million of related mortgage debt obligations and closing costs. During the three months ended March 31, 2020, we sold 20 hotels with an aggregate sales price of $174.4 million. These sales generated net proceeds to us of approximately $21.2 million, after prepayment of approximately $153.2 million of related mortgage debt obligations and closing costs. We have not yet determined what our use of the excess proceeds will be, although we anticipate that a portion of these proceeds will be utilized for working capital and liquidity purposes in light of the downturn in financial performance we are experiencing due to the coronavirus pandemic. As of March 31, 2020, five of our hotels were subject to definitive sale agreements with an aggregate sales price of $37.8 million where the buyer had made a non-refundable deposit. However, due to the impact of the coronavirus pandemic, we have agreed to extend the closing dates for all these sales such that the closings are now scheduled to occur within the next twelve months, and these hotels are no longer classified as held for sale because we not able to conclude, that, as of March 31, 2020, that the sales are probable to occur and to close within one year. We cannot provide any assurance we will be able to complete the five remaining sales on their current terms or schedule, if at all. We do not anticipate being able to generate any material amounts of liquidity from hotel sales for the foreseeable future.

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

For the three months ended March 31, 2020, we paid cash distributions of $7.8 million on the Class C Units, and PIK Distributions of 352,889.83 Class C Units to the Brookfield Investor, as the sole holder of the Class C Units. For the three months ended March 31, 2019, we paid cash distributions of $4.8 million on the Class C Units, and PIK Distributions of 215,378.75 Class C Units to the Brookfield Investor, as the sole holder of the Class C Units.

Contractual Obligations

We have the following contractual obligations as of March 31, 2020:

Debt Obligations:

The following is a summary of principal and interest due under our mortgage debt obligations over the next five years and thereafter as of March 31, 2020 (in thousands):

	Total	2020	2021-2022	2023-2024	Thereafter
Principal payments due on mortgage notes payable	$1,328,520	$242,500	$—	$1,086,020	$—
Interest payments due on mortgage notes payable	194,899	39,661	86,494	68,744	—
Total	$1,523,419	$282,161	$86,494	$1,154,764	$—

Mortgage notes payable due dates assume exercise of all borrower extension options. Estimated interest payments on our variable rate debt are based on interest rates as of March 31, 2020.

As described at Note 5 – Mortgage Notes Payable of the consolidated financial statements included in this Quarterly Report on Form 10-Q, we have preliminarily agreed to and are working to finalize with the loan servicer to extend the debt obligations maturing in 2020. With respect to $232,000 (in thousands) of the loans maturing in 2020, an event of default has occurred and is continuing under the loan, and, as a result, the lender may pursue any and all available rights and remedies under the loan, including declaring the obligations of the borrowers to be immediately due and payable.  As of the filing of this Quarterly Report on Form 10-Q, we have reached preliminary agreement with the lender and the lender has not pursued any of these rights or remedies, but there can be no assurance it will not do so in the future.

As described at Note 5 – Mortgage Notes Payable of the consolidated financial statements included in this Quarterly Report on Form 10-Q, an event of default has occurred and is continuing under the 92-Pack Loans, and, as a result, the lenders may pursue any and all available rights and remedies under the 92-Pack Loans, including declaring the obligations of the borrowers to be immediately due and payable. As of the filing of this Quarterly Report on Form 10-Q, we have reached preliminary agreements with the lenders and they have not pursued any of these rights or remedies, but there can be no assurance they will not do so in the future. The borrowers’ obligations under the 92-Pack Loan aggregated $852.4 million of outstanding principal amount as of March 31, 2020.

The preliminary agreements are not binding and will not become effective, on the currently contemplated terms or at all, unless and until definitive documentation is negotiated and final approvals are obtained. We cannot provide any assurances that our efforts to extend these debt obligations and obtain forbearance and waiver and deferral of capital reserve obligations in a timely manner or on favorable terms will be successful.

Class C Unit Obligations:

The following table reflects the cash distribution obligations on the Class C Units over the next five years and thereafter as of March 31, 2020 (in thousands):

	Total	2020	2021-2022	2023-2024	Thereafter
Distributions on Class C Units	$66,215	$24,198	$42,017	$—	$—

Beginning in March 2022, we may also be required to fund redemptions of the Class C Units at the option of the holder. The above calculation of cash distributions assumes the Class C Units are redeemed in full on March 31, 2022.

Lease Obligations:

The following table reflects the minimum base rental cash payments under leases of our hotel properties and our corporate office space lease over the next five years and thereafter as of March 31, 2020 (in thousands):

	Total	2020	2021-2022	2023-2024	Thereafter
Lease payments due	$91,645	$4,083	$11,083	$10,883	$65,596

Property Improvement Plan Reserve Deposits:

The following table reflects estimated PIP reserve deposits that are required under our mortgage debt obligations over the next five years and thereafter as of March 31, 2020 (in thousands):

	Total	2020	2021-2022	2023-2024	Thereafter
PIP reserve deposits due	$10,331	$7,831	$2,500	$—	$—

As described at Note 5 – Mortgage Notes Payable of the consolidated financial statements included in this Quarterly Report on Form 10-Q, the Company did not make required capital reserve payments to the mortgage lender under the 92-Pack Loans of approximately $2.2 million during April 2020 and $1.7 million during May 2020, including $2.3 million of PIP reserve deposits.  We have reached a preliminary agreement with the lenders under the 92-Pack Loans with respect to forbearance and waiver and deferral of the unpaid capital reserve obligations and certain future capital reserve obligations, as well as certain other relief. The preliminary agreement is not binding and will not become effective, on the currently contemplated terms or at all, unless and until definitive documentation is negotiated and final approvals are obtained. We cannot provide any assurances that our efforts to obtain forbearance and waiver and deferral of capital reserve obligations in a timely manner or on favorable terms will be successful.

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

As of March 31, 2020, we had not fixed the interest rate for $1.1 billion of our secured variable-rate debt. As a result, we are subject to the potential impact of rising interest rates, which could negatively impact our profitability and cash flows. In order to mitigate our exposures to changes in interest rates, we have entered into interest rate cap agreements with respect to all $1.1 billion of our variable-rate debt. The estimated impact on our annual results of operations, of an increase or decrease of 100 basis points in interest rates, would be to increase or decrease annual interest expense by approximately $11.0 million. The estimated impact assumes no changes in our capital structure. As the information presented above includes only those exposures that exist as of March 31, 2020, it does not consider those exposures or positions that could arise after that date. The information represented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.

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

No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The SLC also has been empowered to determine whether it is in our best interest for the claims against the defendants in the Milliken Court Action to proceed.  The Report includes the SLC’s previously disclosed determination that some but not all of the claims should proceed. The Report also indicates that, as previously disclosed, the SLC has reached an agreement-in-principle with one of the Director and Officer Defendants, our current Chief Executive Officer, Jonathan P. Mehlman, to resolve the claims against Mr. Mehlman with prejudice whereby he will pay back to us a portion of certain fees and our common stock he received.  In the Report, the SLC concluded that: (1) the claims against our current directors, Stanley Perla and Abby Wenzel, our former director, Robert Burns, and our former Chief Financial Officer, Edward Hoganson should be dismissed with prejudice, and it is not, therefore, in our best interest for any claims to proceed against them; and (2) it is in our best interest for certain claims to proceed against the remaining defendants.

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

On January 29, 2020, two days before the District Court deadline for the filing of a stipulation comprising the settlement agreement among us and the various defendants in the Milliken Court Action reflecting the agreements-in-principle described above (the “Stipulation of Settlement”), Stuart Wollman filed a separate complaint with the District Court against us and all of the defendants in the Milliken Court Action except for certain of the Former Advisor Defendants and Mr. Hoganson (the “Wollman Court Action”), alleging common law fraud on behalf of himself and a putative class of our  stockholders related to their purchases of our common stock, and seeking rescission or compensatory damages, punitive damages, and attorneys’ fees and costs.  The Wollman Court Action is based on facts that comprise part of the factual basis for and that gave rise to the Milliken Court Action, focusing in particular on disclosures related to our property management agreements with certain of the Former Advisor Defendants.  On March 18, 2020, we and the other defendants named in the Wollman Court Action filed motions to dismiss the Wollman Court Action with prejudice, and those motions have been fully briefed and are currently pending before the District Court.  On March 31, 2020, the District Court stayed discovery in the Wollman Court Action pending a ruling on the defendants’ motions to dismiss.

On February 3, 2020, we and the defendants in the Milliken Court Action filed the Stipulation of Settlement with the District Court.  Dismissal with prejudice of the Wollman Court Action is a condition precedent to the effectiveness of the settlement of the Milliken Court Action.  On February 5, 2020, the District Court issued an order preliminarily approving the proposed settlement of the Milliken Court Action contemplated by the Stipulation of Settlement. On March 25, 2020, Stuart Wollman filed a motion to intervene in the Milliken Court Action and vacate the District Court’s preliminary approval of the proposed settlement on the alleged basis that the settlement is impermissibly broad. On March 31, 2020, the District Court denied Dr. Wollman’s motion to intervene and vacate and resolved to construe such motion as an objection to the preliminary approval of the proposed settlement of the Milliken Court Action.

On June 9, 2020, the District Court is scheduled to hold a settlement hearing to determine whether the proposed settlement and plaintiff’s counsel’s proposed fee application for an award of attorneys’ fees, reimbursement of expenses, and payment of a case contribution award in the aggregate of $2,250,000, which will serve to reduce the cash payments we would otherwise receive, are fair, reasonable and adequate, and should therefore be granted final approval.  Any current stockholder of ours may make an objection to the proposed settlement and/or proposed fee award and appear at the settlement hearing, at the stockholder’s own expense, individually or through counsel of the stockholder’s own choice. Although we believe that the Stipulation of Settlement represents a fair and reasonable compromise of the matters in dispute in the litigation, there can be no assurance the settlement will become effective on the proposed terms, or at all.

The claims in the Milliken Court Action do not seek recovery of losses from or damages against us, but instead allege that we have sustained damages as a result of actions by the defendants.  Further, we believe that the claims in the Wollman Court Action fail to allege any distinct injury separate from any harm suffered by us and constitute an improper attempt to convert derivative claims into direct or individual claims.  Therefore, we have determined that no accrual of any potential liability was necessary as of March 31, 2020, other than for incurred out-of-pocket legal fees and expenses.

Item 1A. Risk Factors.

There have been no material changes to the risk factors disclosed in our 2019 Annual Report on Form 10-K except as set forth below.

Any pandemic or outbreak of a highly infectious or contagious disease could reduce travel and adversely affect hotel demand, and the novel coronavirus pandemic has already had these effects and adversely impacted our business, a trend we anticipate will continue and may worsen.

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

The recent novel coronavirus pandemic has already had these effects and has adversely impacted our business. In early March 2020, we started to experience softening of demand and revenue weakness across our portfolio triggered by direct guest cancellations at our hotels as well as cancellations of business and industry conventions and meetings in certain of our markets. These conditions significantly worsened over the course of the month and have continued into the second quarter as the level of overall business and leisure travel has declined significantly due to concerns about the coronavirus pandemic and actions taken by governments, businesses and other organizations to contain the coronavirus that have included that have included restrictions on travel and the operations of many businesses as well as event cancellations and social distancing measures. Pro-forma occupancy only of the hotels in our portfolio that we owned as of March 31, 2020 for the months of March and April 2020 was 40.7% and 16.1%, respectively, compared to 80.1% and 80.6% for the months of March and April 2019, respectively. This information may not be indicative of any future period, although we currently expect occupancy percentages for our portfolio for the rest of the second quarter of 2020 to be similar to what we experienced in April 2020. Our April 2020 occupancy figure is a preliminary estimate and is therefore subject to change.

We anticipate this trend of substantially lower guest demand and revenue at our hotels will continue and the extent to which the coronavirus pandemic will impact our financial results will depend on future developments, which are unknown and cannot be predicted, including how long the pandemic continues and its severity, new information which may emerge concerning the coronavirus and actions taken to contain the coronavirus pandemic or its impact, among others. The coronavirus pandemic has also triggered a decrease in global economic activity that may result in a global recession. A sustained downturn in the U.S. economy could cause an economic recession in the U.S. which could have further adverse impacts on our business.

We cannot predict how the coronavirus pandemic may impact the prospects for our company and our business generally when conditions normalize. For example, some of the current reduction in travel and consequently guest demand at our hotels may persist due to potentially permanent changes in hotel use patterns and willingness to travel of our guests.  We may also experience higher cost structures due to factors such as new brand standards and increasing guest and staff concerns about cleanliness.

Many or all facets of our business have been or could be impacted by the coronavirus pandemic. In addition to the impacts on us described above, the coronavirus pandemic has also impacted us in other ways that could have a material adverse effect on our business, financial condition, results of operations and the value of an investment in us due to, among other factors:

●

Credit and capital market conditions have been adversely impacted and we may be unable to access these markets until conditions normalize. As a result, we have preliminarily agreed to and are working to finalize extensions for our debt obligations that mature in 2020, and, as part of the liquidity preservation measures we have implemented, determined not to make certain capital reserve payments during April and May under certain of those, and other, debt obligations, which has resulted in events of default. See "— We have reached only preliminary agreement regarding extensions of our debt obligations that mature during 2020 and regarding defaults under two mortgage loans with aggregate principal amount of $1.1 billion outstanding as of March 31, 2020. The failure of ongoing negotiations with our lenders could materially and adversely affect us."

●

Our hotel revenues were not sufficient to pay hotel operating expenses during April 2020, and we expect this trend to continue for at least May and June 2020. We may require funds, which may not be available on favorable terms or at all, in addition to our operating cash flow and cash on hand to meet our capital requirements.

●

In conjunction with actions taken by our franchisors temporarily suspending obligations of hotel owners to perform capital improvements and fund capital reserves for at least the remainder of 2020, we determined to delay most of the PIP projects that had been scheduled for 2020 as well as certain projects scheduled for future years. Continued deferral of capital improvements at our hotels could adversely affect their performance and if the deferrals continue beyond extended deadlines imposed by the franchisors could result in further negotiations with such franchisors as to brand compliance.

●

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

●

Our hotel sale program is subject to market conditions, and, due to the impact of the coronavirus pandemic, we have determined that it is no longer probable that the sales of five hotels subject to definitive sale agreements where the buyer had made a non-refundable deposit will be completed within a year. There can be no assurance we will be successful in selling these hotels, or any other hotels, at our target prices or at all. We do not anticipate being able to generate any material amounts of liquidity from hotel sales for the foreseeable future.

●

Disruption and instability in the global financial markets or deteriorations in credit and financing conditions could result in price or value decreases for real estate assets, including hotels, which could negatively impact the value of our assets.

●	We rely on third-party management companies and affiliations with franchisors and these parties are facing similar challenges from the coronavirus pandemic.

●	We may recognize impairment charges on our assets.

●

We intend to pursue insurance recovery for certain losses caused by the coronavirus pandemic, but there can be no assurance coverage will be available under our policies or if such coverage is available which and how much of our losses will be covered and what other limitations may apply.  The coronavirus pandemic may also cause the cost of a variety of the insurance products we purchase to increase. Hotel staff or guest assertions that our properties were not adequately cleaned or that adequate safeguards were not in place to prevent contact with staff or guests may result in liabilities.

●

We are subject to increased risks resulting from remote work arrangements and other operational changes implemented by us and our property managers, including the potential effects on our financial reporting systems and internal controls and procedures, cybersecurity risks and increased vulnerability to security breaches, information technology disruptions and other similar events.

●	We could be adversely affected if our executive officers, management team or a significant percentage of our employees are unable to continue to work because of illness caused by the pandemic, and by the significant time and attention devoted by our management team to monitoring the pandemic, seeking to mitigate its effect on our business and engaging in discussions and negotiations with our lenders and other contract counterparties, which may divert management’s focus from other aspects of our day-to-day business and result in our incurring additional expenses.

●	Many risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2019 should be interpreted as heightened risks as a result of the impact of the coronavirus pandemic.

We have reached only preliminary agreement regarding extensions of our debt obligations that mature during 2020 and regarding defaults under two mortgage loans with aggregate principal amount of $1.1 billion outstanding as of March 31, 2020. The failure of ongoing negotiations with our lenders could materially and adversely affect us.

During 2020, we have two debt obligations scheduled to mature: the $10.5 million Blacksburg JV Loan  which is scheduled to mature in June and the $232.0 million Additional Grace Mortgage Loan which is scheduled to mature in October 2020. In March 2020, we requested extensions under the Blacksburg JV Loan and the Additional Grace Mortgage Loan. During April 2020, we did not make required capital reserve payments of approximately $2.2 million under the 92-Pack Loans, which resulted in an event of default under the 92-Pack Loans. During May 2020, we did not make required capital reserve payments of approximately $1.7 million under the 92-Pack Loans, which has resulted in an additional event of default under the 92-Pack Loans. During May 2020, we did not make required capital reserve payments of approximately $0.3 million under the Additional Grace Mortgage Loan, which has resulted in an event of default under the Additional Grace Mortgage Loan.

The 92-Pack Loans and the Additional Grace Mortgage Loan, like all of our other debt obligations, are non-recourse, subject to customary non-recourse exceptions. Due to the occurrence of the events of default under the 92-Pack Loans and the Additional Grace Mortgage Loan, interest may accrue at a penalty rate equal to 3% greater than the current rate for the 92-Pack Loans and 5% greater than the current rate for the Additional Grace Mortgage Loan. Moreover, the lenders may pursue any and all available rights and remedies under loans, including declaring the obligations of the borrowers to be immediately due and payable, appointing a receiver to take possession and administer one or more of our hotel properties serving as collateral, and commencing foreclosure proceedings on one or more of such properties.  As of the filing of this Quarterly Report on Form 10-Q, we have reached preliminary agreements with the lenders and they have not pursued any of these rights or remedies, but there can be no assurance they will not do so in the future.

We have reached preliminary agreements with the loan servicer for extensions of at least one year of the Blacksburg JV Loan and the Additional Grace Mortgage Loan. As part of the loan maturity extension we have preliminarily agreed to with the loan servicer of the Additional Grace Mortgage Loan, we have also preliminarily agreed with the loan servicer on waiver and deferral of May 2020 and certain future capital reserve obligations, as well as certain other relief.  We have also reached a preliminary agreement with the lenders under the 92-Pack Loans with respect to forbearance and waiver and deferral of certain future capital reserve obligations, as well as certain other relief. The preliminary agreements are not binding and will not become effective, on the currently contemplated terms or at all, unless and until definitive documentation is negotiated and final approvals are obtained. We cannot provide any assurances that our efforts to extend these debt obligations and obtain forbearance and waiver and deferral of capital reserve obligations in a timely manner or on favorable terms will be successful. We also continue to engage in discussions with various other contract counterparties, such as other lenders and ground lessors, about payment waivers and deferrals. These discussions are expected to continue, although there can be no assurances all or any one of them will be successful. The failure of any of these negotiations or discussions, as well as the potential consequences of the exercise of related rights or other resulting actions that could be taken by our lenders and other contract counterparties, could materially and adversely affect us. Breaches of one of our ground leases could cause us to lose the right to use the hotel, and we could also be in default under the applicable indebtedness. Material breaches of the A&R LPA, which may include any failure by us to pay the full amount of cash distributions on Class C Units to the Brookfield Investor on any quarterly distribution date, would give rise to the Brookfield Investor’s right to redeem the Class C Units at a significant premium and, if we fail to complete such redemption, other severe consequences, such as the activation of rights that would allow the Brookfield Investor to appoint a majority of our board of directors and commence selling our assets until the Class C Units have been fully redeemed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We did not sell any equity securities that were not registered under the Securities Act during the three months ended March 31, 2020.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

EXHIBIT INDEX

The following exhibits are included in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
10.1*	Fourteenth Amendment to Amended and Restated Agreement of Limited Partnership of Hospitality Investors Trust Operating Partnership, L.P. dated as of March 31, 2020, by Hospitality Investors Trust, Inc., as general partner
10.2*	Form of Restricted Share Unit Award Agreement (officers)
31.1*	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*

Written statements of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*

XBRL (eXtensible Business Reporting Language). The following materials from Hospitality Investors Trust, Inc. Quarterly Report on Form 10-Q for the three months ended March 31, 2020, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statements of Changes in Stockholders' Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

* Filed herewith

HOSPITALITY INVESTORS TRUST, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOSPITALITY INVESTORS TRUST, INC.

Dated: May 14, 2020	By: /s/ Jonathan P. Mehlman Name: Jonathan P. Mehlman Title: Chief Executive Officer and President (Principal Executive Officer)
Dated: May 14, 2020	By: /s/ Bruce A. Riggins Name: Bruce A. Riggins Title: Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)