Form 10-Q
period 2020-06-30
Hospitality Investors Trust, Inc.
filed 2020-08-07
CIK 1583077

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

The number of shares of the registrant's common stock, $0.01 par value, outstanding as of August 1, 2020 was 39,166,129.

		Page
PART I
Item 1.	Financial Statements	1
	Consolidated Balance Sheets as of June 30, 2020 (Unaudited) and December 31, 2019	1
	Consolidated Statements of Operations and Comprehensive Loss (Unaudited) for the Three Months Ended June 30, 2020 and the Three Months Ended June 30, 2019 and for the Six Months Ended June 30, 2020 and the Six Months Ended June 30, 2019	2
	Consolidated Statement of Changes in Equity (Unaudited) for the Three Months Ended June 30, 2020 and the Three Months Ended June 30, 2019 and for the Six Months Ended June 30, 2020 and the Six Months Ended June 30, 2019	3
	Consolidated Statements of Cash Flows (Unaudited) for the Six Months Ended June 30, 2020 and the Six Months Ended June 30, 2019	4
	Notes to Consolidated Financial Statements (Unaudited)	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	25
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	40
Item 4.	Controls and Procedures	40
PART II
Item 1.	Legal Proceedings	41
Item 1A.	Risk Factors	42
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	43
Item 3.	Defaults Upon Senior Securities	43
Item 4.	Mine Safety Disclosures	43
Item 5.	Other Information	43
Item 6.	Exhibits	44
Signatures		45

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

HOSPITALITY INVESTORS TRUST, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except for share and per share data)

	June 30, 2020	December 31, 2019
	(unaudited)
ASSETS
Real estate investments:
Land	$260,844	$285,520
Buildings and improvements	1,576,160	1,587,079
Furniture, fixtures and equipment	163,888	218,669
Total real estate investments	2,000,892	2,091,268
Less: accumulated depreciation and amortization	(343,917)	(365,893)
Total real estate investments, net	1,656,975	1,725,375
Cash and cash equivalents	76,441	103,207
Assets held for sale	-	159,309
Restricted cash	40,437	41,413
Investments in unconsolidated entities	3,018	3,357
Right of use assets	56,596	57,799
Prepaid expenses and other assets	21,489	36,346
Goodwill	6,786	9,889
Total Assets	$1,861,742	$2,136,695

LIABILITIES, NON-CONTROLLING INTEREST AND EQUITY
Mortgage notes payable, net	$1,320,441	$1,461,441
Accounts payable and accrued expenses	44,378	54,279
Lease liabilities	50,877	51,756
Total Liabilities	$1,415,696	$1,567,476

Commitments and Contingencies
Contingently Redeemable Class C Units in operating partnership; 28,631,193 and 27,920,954 units issued and outstanding, respectively ($422,310 and $411,834 liquidation preference, respectively)	411,676	398,449

Stockholders' Equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, one share issued and outstanding	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized, 39,153,594 and 39,151,201 shares issued and outstanding, respectively	392	392
Additional paid-in capital	872,645	871,714
Deficit	(841,018)	(703,611)
Total equity of Hospitality Investors Trust, Inc. stockholders	32,019	168,495
Non-controlling interest - consolidated variable interest entity	2,351	2,275
Total Equity	$34,370	$170,770
Total Liabilities, Contingently Redeemable Class C Units, and Stockholders' Equity	$1,861,742	$2,136,695

The accompanying notes are an integral part of these statements.

HOSPITALITY INVESTORS TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except for share and per share data)

(Unaudited)

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Revenues
Rooms	$27,690	$155,565	$123,792	$289,269
Food and beverage	77	5,392	3,642	10,331
Other	1,055	4,228	4,599	7,666
Total revenue	28,822	165,185	132,033	307,266
Operating expenses
Rooms	7,858	39,214	35,051	74,341
Food and beverage	171	4,434	3,461	8,541
Management fees	790	4,576	3,591	8,457
Other property-level operating expenses	26,431	63,279	75,986	123,844
Transaction related costs	591	546	606	546
General and administrative	4,765	4,835	10,564	10,058
Depreciation and amortization	20,274	28,283	42,891	56,768
Impairment of goodwill and long-lived assets	—	32,564	30,675	43,491
Rent	451	1,672	2,028	3,315
Total operating expenses	61,331	179,403	204,853	329,361
Gain on sale of assets, net	28	—	4,200	40
Operating income (loss)	$(32,481)	$(14,218)	$(68,620)	$(22,055)
Interest expense	(14,074)	(24,372)	(32,114)	(50,525)
Other (loss) income	(121)	158	298	332
Equity in (loss) earnings of unconsolidated entities	(295)	222	(384)	227
Total other expenses, net	(14,490)	(23,992)	(32,200)	(49,966)
Loss before taxes	$(46,971)	$(38,210)	$(100,820)	$(72,021)
Income tax (benefit) expense	9,303	247	8,027	(1,144)
Net loss and comprehensive loss	$(56,274)	$(38,457)	$(108,847)	$(70,877)
Less: Net loss attributable to non-controlling interest	(266)	(19)	(381)	(111)
Net loss before dividends and accretion	$(56,008)	$(38,438)	$(108,466)	$(70,766)
Dividends on Class C Units (cash and PIK)	(13,178)	(12,528)	(26,190)	(20,470)
Accretion of Class C Units	(1,392)	(1,264)	(2,751)	(2,147)
Net loss attributable to common stockholders	$(70,578)	$(52,230)	$(137,407)	$(93,383)

Basic and Diluted net loss attributable to common stockholders per common share	$(1.80)	$(1.33)	$(3.51)	$(2.39)

Basic and Diluted weighted average shares of common stock outstanding	39,142,317	39,127,758	39,141,331	39,126,844

The accompanying notes are an integral part of these statements.

HOSPITALITY INVESTORS TRUST, INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(In thousands, except for share data)

(Unaudited)

	Three and Six-Month Period Ended June 30, 2020
	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Deficit	Total Equity of Hospitality Investors Trust, Inc. Stockholders	Non-controlling Interest	Total Non-controlling Interest and Equity
December 31, 2019	39,151,201	$392	$871,714	$(703,611)	$168,495	$2,275	$170,770
Net loss before dividends and accretion	—	—	—	(52,458)	(52,458)	—	(52,458)
Net loss attributable to non-controlling interest	—	—	—	—	—	(115)	(115)
Cash distributions on Class C Units	—	—	—	(7,807)	(7,807)	—	(7,807)
Accretion on Class C Units	—	—	—	(1,359)	(1,359)	—	(1,359)
PIK distributions on Class C Units	—	—	—	(5,205)	(5,205)	—	(5,205)
Share-based payments	—	—	348	—	348	—	348
March 31, 2020	39,151,201	$392	$872,062	$(770,440)	$102,014	$2,160	$104,174
Net loss before dividends and accretion	—	—	—	(56,008)	(56,008)	—	(56,008)
Net loss attributable to non-controlling interest	—	—	—	—	—	(266)	(266)
Dividends paid or declared	—	—	—	—	—	457	457
Cash distributions on Class C Units	—	—	—	(7,907)	(7,907)	—	(7,907)
Accretion on Class C Units	—	—	—	(1,392)	(1,392)	—	(1,392)
PIK distributions on Class C Units	—	—	—	(5,271)	(5,271)	—	(5,271)
Share-based payments	2,393	—	583	—	583	—	583
June 30, 2020	39,153,594	$392	$872,645	$(841,018)	$32,019	$2,351	$34,370

	Three and Six-Month Period Ended June 30, 2019
	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Deficit	Total Equity of Hospitality Investors Trust, Inc. Stockholders	Non-controlling Interest	Total Non-controlling Interest and Equity
December 31, 2018	39,134,628	$391	$870,251	$(489,108)	$381,534	$2,535	$384,069
Repurchase and retirement of common stock	(2,177)	—	(20)	—	(20)	—	(20)
Net loss before dividends and accretion	—	—	—	(32,328)	(32,328)	—	(32,328)
Net loss attributable to non-controlling interest	—	—	—	—	—	(92)	(92)
Cash distributions on Class C Units	—	—	—	(4,765)	(4,765)	—	(4,765)
Accretion on Class C Units	—	—	—	(883)	(883)	—	(883)
PIK distributions on Class C Units	—	—	—	(3,177)	(3,177)	—	(3,177)
Share-based payments	—	—	448	—	448	—	448
March 31, 2019	39,132,451	$391	$870,679	$(530,261)	$340,809	$2,443	$343,252
Net loss before dividends and accretion	—	—	—	(38,438)	(38,438)	—	(38,438)
Net loss attributable to non-controlling interest	—	—	—	—	—	(19)	(19)
Dividends paid or declared	—	—	—	—	—	(87)	(87)
Cash distributions on Class C Units	—	—	—	(7,517)	(7,517)	—	(7,517)
Accretion on Class C Units	—	—	—	(1,264)	(1,264)	—	(1,264)
PIK distributions on Class C Units	—	—	—	(5,011)	(5,011)	—	(5,011)
Share-based payments	7,892	—	274	—	274	—	274
June 30, 2019	39,140,343	$391	$870,953	$(582,491)	$288,853	$2,337	$291,190

The accompanying notes are an integral part of these statements.

HOSPITALITY INVESTORS TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Cash flows from operating activities:
Net loss	$(108,847)	$(70,877)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	42,891	56,768
Impairment of goodwill and long-lived assets	30,675	43,491
Amortization and write-off of deferred financing costs	4,713	5,404
Other adjustments, net	(2,747)	899
Changes in assets and liabilities:
Prepaid expenses and other assets	14,495	(6,968)
Accounts payable and accrued expenses	(18,143)	11,601
Net cash (used in) provided by operating activities	$(36,963)	$40,318

Cash flows from investing activities:
Real estate investment improvements and purchases of property and equipment	(3,966)	(35,475)
Proceeds from sale of hotels, net	165,888	—
Other adjustments, net	—	61
Net cash provided by (used in) investing activities	$161,922	$(35,414)

Cash flows from financing activities:
Proceeds from Class C Units	—	219,746
Payment of Class C Units issuance costs	—	(7,756)
Dividends/Distributions paid	(7,350)	(12,369)
Payments of mortgage notes payable	(145,171)	(1,031,600)
Proceeds from mortgage notes payable	—	1,086,100
Deferred financing fees	(180)	(17,640)
Mandatorily redeemable preferred securities redemptions	—	(219,746)
Repurchase of shares of common stock	—	(20)
Net cash (used in) provided by financing activities	$(152,701)	$16,715
Net change in cash and cash equivalents and restricted cash	(27,742)	21,619
Cash and cash equivalents and restricted cash, beginning of period	144,620	82,845
Cash and cash equivalents and restricted cash, end of period	$116,878	$104,464

HOSPITALITY INVESTORS TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Supplemental disclosure of cash flow information:
Interest paid	$29,541	$39,547
Income taxes paid	$15	$625
Non-cash investing and financing activities:
Accretion of Class C Units	$(2,751)	$(2,147)
PIK accrual on Class C Units	$(10,476)	$(8,188)
Accrued distribution	$(7,907)	—
Real estate investment improvements and purchases of property and equipment in accounts payable and accrued expenses	$1,280	$4,732

The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

(Unaudited)

Note 1 - Organization

Hospitality Investors Trust, Inc. (the "Company"), incorporated on July 25, 2013, is a self-managed real estate investment trust ("REIT") that invests primarily in premium-branded select-service lodging properties in the United States. As of June 30, 2020, the Company owns or has an interest in a total of 104 hotels with a total of 12,994 guest rooms located in 30 states. As of June 30, 2020, all but one of these hotels operated under a franchise or license agreement with a national brand owned by one of Hilton Worldwide, Inc., Marriott International, Inc., Hyatt Hotels Corporation, and Intercontinental Hotels Group or one of their respective subsidiaries or affiliates. The Company's one unbranded hotel has a direct affiliation with a leading university in Atlanta.

In early March 2020, the Company started to experience softening of demand and revenue weakness across its portfolio triggered by direct guest cancellations at its hotels as well as cancellations of business and industry conventions and meetings in certain of its markets. These conditions significantly worsened over the course of the month and have continued through the second quarter and into the third quarter as the level of overall business and leisure travel has declined significantly due to concerns about the coronavirus pandemic and actions taken by governments, businesses and other organizations to contain the coronavirus that have included restrictions on travel and the operation of many businesses as well as event cancellations and social distancing measures.

The Company anticipates this trend of substantially lower guest demand and revenue at its hotels will continue and the extent to which the coronavirus pandemic will impact the Company’s financial results will depend on future developments, which are unknown and cannot be predicted, including how long the pandemic continues and its severity, new information which may emerge concerning the coronavirus, the efficacy of any vaccines or other remedies developed and actions taken to contain the coronavirus pandemic or its impact, among others.

The Company has implemented various property-level cost reduction and other liquidity preservation measures in response to the coronavirus pandemic. These measures have included determining to delay most of the property improvement plans (“PIPs”) required by the Company’s franchisors that had been scheduled for 2020 as well as certain projects scheduled for future years, and determining not to make $4.2 million of capital reserve payments due to certain of the Company’s lenders during April and May 2020.  The Company discussed its decision not to make capital reserve payments in advance with the lenders and the decisions to delay PIPs and not to make capital reserve payments were made in conjunction with actions taken by the Company’s franchisors temporarily suspending obligations of hotel owners to perform capital improvements and fund capital reserves for at least the remainder of 2020.  The failure to make the capital reserve payments resulted in events of default under the 92-Pack Loans (as defined in Note 5 below) and the Additional Grace Mortgage Loan (as defined in Note 5 below). The Company reached definitive agreements with the lenders under the 92-Pack Loans during the quarter ended June 30, 2020 and with the lender under the Additional Grace Mortgage Loan in August 2020 with respect to forbearance and waiver and deferral of the unpaid capital reserve obligations and certain future capital reserve obligations, as well as certain other relief. With respect to the Additional Grace Mortgage Loan, the Company’s agreement with the lender also includes an extension of the October 2020 maturity date of such loan. During the quarter ended June 30, 2020, the Company also reached an agreement with the lender to extend the June 2020 maturity date of the Hilton Garden Inn Blacksburg Joint Venture Loan (as defined in Note 5 below). Deferrals the Company has agreed to with its lenders generally extend capital reserve obligations until 2021 and 2022, which could result in greater pressure on the Company’s future cash flows.

As a result of the forbearance and loan modification agreements the Company has entered into with respect to its indebtedness, as well as the periodic debt yield and debt service coverage tests the Company remains subject to under its indebtedness, the Company does not expect that excess cash flows, if any, generated by its properties will be available to the Company for any other purpose for the foreseeable future. Accordingly, the Company will require additional liquidity from a source other than property operations, which may not be available on favorable terms or at all.  Because of the liquidity constraints the Company is facing as a result of the coronavirus pandemic, it has commenced discussions with one of its investors, Brookfield Strategic Real Estate Partners II Hospitality REIT II LLC (the "Brookfield Investor"), regarding strategic and liquidity alternatives.  There can be no assurance these discussions will be successful. The failure of these discussions, as well as the potential consequences of the exercise of related rights or other resulting actions that could be taken by the Brookfield Investor, or the failure to obtain additional capital from another source, could materially and adversely affect the Company. Moreover, any transaction with the Brookfield Investor or any other transaction pursuant to which the Company could obtain additional capital could be on terms that would not be favorable to the Company or its other stockholders.

Under United States Generally Accepted Accounting Principles (“GAAP”), when preparing financial statements for each annual and interim reporting period, the Company has the responsibility to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about its ability to meet its obligations arising within one year after the date that the financial statements are issued. Due to the impact of the coronavirus pandemic, the Company is unable to conclude with certainty that it is probable that it will be able to meet its obligations arising within twelve months of the date of issuance of these financial statements under the parameters set forth in the accounting guidance and the Company has determined in accordance with the accounting guidance that there is substantial doubt about its ability to continue as a going concern for one year after the date the financial statements are issued. The consolidated financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

As part of its investment strategy to continue to pursue the sale of non-core hotels and reallocate capital into other corporate purposes, including debt reduction, the Company commenced marketing for sale a total of 45 hotels during the year ended December 31, 2019. As of June 30, 2020, 40 of these hotels have been sold. The remaining five hotels were subject to definitive sale agreements where the buyer had made a non-refundable deposit, however, due to the impact of the coronavirus pandemic, the Company was not able to conclude as of June 30, 2020, that the sales are probable to occur and to close within one year, so the Company has not classified the hotels as held for sale as of June 30, 2020. See Note 13 - Sale of Hotels and Assets Held for Sale for additional information.

The Company conducted its initial public offering ("IPO"), from January 2014 until November 2015 without listing shares of its common stock on a national securities exchange, and it has not subsequently listed its shares. There currently is no established trading market for the Company’s shares and there may never be one.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
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

Substantially all of the Company’s business is conducted through its operating partnership, Hospitality Investors Trust Operating Partnership, L.P. (the "OP"). On January 12, 2017, the Company, along with the OP, entered into the Securities Purchase, Voting and Standstill Agreement ("SPA") with the Brookfield Investor, to secure a commitment of up to $400 million by the Brookfield Investor to make capital investments in the Company necessary for the Company to meet its short-term and long-term liquidity requirements and obligations by purchasing units of limited partner interest in the OP entitled “Class C Units” (“Class C Units”) through February 2019. Following the final closing pursuant to the SPA on February 27, 2019 (the "Final Closing"), the Brookfield Investor no longer has any obligations or rights to purchase Class C Units pursuant to the SPA or otherwise.

The Brookfield Investor holds all the issued and outstanding Class C Units and the sole issued and outstanding Redeemable Preferred Share (as defined herein), and, as a result, has significant governance and other rights that could be used to control or influence the Company's decisions or actions. As of June 30, 2020, the total liquidation preference of the issued and outstanding Class C Units was $422.3 million. The Class C Units are convertible into units of limited partner interest in the OP entitled “OP Units” (“OP Units”), which may be redeemed for shares of the Company’s common stock or, at the Company’s option, the cash equivalent. As of the date of this Quarterly Report on Form 10-Q, the Brookfield Investor owns or controls 42.3% of the voting power of the Company’s common stock on an as-converted basis (See Note 3 - Brookfield Investment for additional information).

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

Certain amounts in prior periods have been reclassified in order to conform to current period presentation, specifically, the Company changed the presentation of its Consolidated Statements of Operations and Comprehensive Income (Loss) with respect to "Gain on sale of assets, net." The change in presentation was to reclassify this line item so that it is included as a component of Operating income (loss) and represented as a separate line item, rather than as a component of "Other (loss) income." The Company made this change in presentation for all periods presented.

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

June 30, 2020

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

During 2019, the Company recorded impairments to goodwill of $0.9 million resulting in a goodwill balance of $9.9 million as of December 31, 2019. The Company recognized goodwill impairment of $3.1 million during the six months ended June 30, 2020, resulting in a goodwill balance of $6.8 million as of June 30, 2020. There was no goodwill impairment recognized during the three months ended June 30, 2020. See Note 14 - Impairments for impairment disclosures.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

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

Room sales are driven by a fixed fee charged to a hotel guest to stay at the hotel property for an agreed-upon period. A majority of the Company's room reservations are cancellable and the Company transfers promised goods and services to the hotel guest as of the date upon which the hotel guest occupies a room and at the same time earns and recognizes revenue. The Company offers advance purchase reservations that are paid for by the hotel guest in advance and the Company recognizes deferred revenue as a result of such reservations. The Company's obligation to the hotel guest is satisfied as of the date upon which the hotel guest occupies a room. The Company's room revenue accounted for 96.1% and 94.2% of the Company's total revenue for the three months ended June 30, 2020 and 2019, respectively. The Company's room revenue accounted for 93.8% and 94.1% of the Company's total revenue for the six months ended June 30, 2020 and 2019, respectively. Food, beverage, and other revenue are recognized at the point of sale on the date of the transaction as the hotel guest simultaneously obtains control of the good or service.

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

As of June 30, 2020, the Company determined it is more likely than not that certain deferred tax assets will not be realized due to cumulative historical and current tax losses, which are negative evidence about the Company’s ability to generate future taxable income. The Company recorded an additional valuation allowance of $9.5 million against its deferred tax assets during the three months ended June 30, 2020, for a total valuation allowance of $10.3 million as of June 30, 2020. The deferred tax assets are included as part of “Prepaid expenses and other assets” on the Consolidated Balance Sheets and the impact of the valuation allowance is reflected in the “Income tax (benefit) expense” line item on the Consolidated Statements of Operations and Comprehensive Loss.

GAAP prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. The Company must determine whether it is "more-likely-than-not" that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon settlement in order to determine the amount of benefit to recognize in the financial statements. This accounting standard applies to all tax positions related to income taxes. As of June 30, 2020, the Company's tax years that remain subject to examination by major tax jurisdictions are 2015, 2016, 2017, 2018 and 2019.

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

June 30, 2020

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

Until the Final Closing, the Company could have become obligated pursuant to the SPA with the Brookfield Investor to issue additional Class C Units. This obligation was considered a contingent forward contract under ASC section 480 - Distinguishing Liabilities from Equity, and the Company accounted for it as a liability. The Final Closing with the Brookfield Investor occurred on February 27, 2019, and the Brookfield Investor no longer has any obligations or rights to purchase additional Class C Units. The contingent forward liability was extinguished upon the Final Closing, and, accordingly, the Company will not have any such obligations in the future. The Company had no contingent forward liability as of either December 31, 2019 or June 30, 2020 (See Note 11 - Commitments and Contingencies).

Leases

Effective January 1, 2019, the Company adopted ASU 2016-02 Leases, which requires companies to recognize operating leases under GAAP as “right of use assets” (“ROU assets”) and lease liabilities on the balance sheet. The Company has $56.6 million of ROU assets and $50.9 million of lease liabilities as of June 30, 2020 for its operating leases. The Company's below-market lease intangible, net, of $7.2 million is also included in the ROU assets on the Company's Consolidated Balance Sheets as of June 30, 2020. Prior to January 1, 2019, these amounts were recorded in "Below-market lease, net" on the Company's Consolidated Balance Sheet.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

(Unaudited)

Advertising Costs

The Company expenses advertising costs for hotel operations as incurred. These costs were $1.1 million for the three months ended June 30, 2020, and $5.9 million for the three months ended June 30, 2019. Advertising costs were $4.9 million for the six months ended June 30, 2020, and $10.9 million for the six months ended June 30, 2019.

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

	June 30, 2020	December 31, 2019
Trade receivables	$4,018	$7,759
Allowance for doubtful accounts	(728)	(447)
Trade receivables, net of allowance	$3,290	$7,312

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

Derivative Transactions

The Company at certain times enters into derivative instruments to hedge exposure to changes in interest rates. The Company’s derivatives as of June 30, 2020, consist of interest rate cap agreements which it believes will help to mitigate its exposure to increasing borrowing costs under floating rate indebtedness, and a variable interest-only bond which it has acquired in connection with the securitization of one of its mortgage loans to effectively reduce its borrowing costs. The Company has elected not to designate its interest rate cap agreements and the variable interest-only bond as cash flow hedges. The impact of the interest rate caps for the three and six months ended June 30, 2020 and June 30, 2019, was immaterial to the consolidated financial statements. See Note 5 - Mortgage Notes Payable and Note 10 - Fair Value Measurements for variable interest-only bond disclosures.

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
June 30, 2020
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

(Unaudited)

Class C Units

As of June 30, 2020, the Class C Units reflected on the Consolidated Balance Sheets are reconciled in the following table (in millions):

As of June 30, 2020
Gross Proceeds	$379.7
Less:
Class C Unit issuance costs(1)	$(22.5)
Plus:
PIK Distributions Paid to holders of Class C Units	$42.6
Accretion of carrying value to liquidation preference of Class C Units	$11.8
Change in contingent forward liability	$0.1
Contingently Redeemable Class C Units in operating partnership	$411.7

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

The Brookfield Investor is also entitled to receive tax distributions under certain limited circumstances. As of June 30, 2020, no tax distributions have been paid.

For the three months ended June 30, 2020 and June 30, 2019, the Company paid or accrued cash distributions of $7.9 million and $7.5 million and PIK Distributions of 357,349.96 and 339,747.46 Class C Units, respectively, to the Brookfield Investor, as the sole holder of the Class C Units.  For the six months ended June 30, 2020 and June 30, 2019, the Company paid or accrued cash distributions of $15.7 million and $12.3 million and PIK Distributions of 710,239.79 and 555,126.21 Class C Units, respectively, to the Brookfield Investor, as the sole holder of the Class C Units.

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

June 30, 2020

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)

Note 4 - Leases

As of June 30, 2020, the Company recorded leases of its hotel properties and its corporate office space lease in ROU assets and lease liabilities on the Company’s Consolidated Balance Sheet. The Company's below-market lease intangible, net, which is attributed to its ground leases is also included in the Company's ROU assets. The Company’s leases have remaining lease terms of four to 46 years. Most leases include one or more options to renew, with renewal terms that can extend the lease term from five to 50 years. One Company lease includes a purchase option. Lease extension and termination options require written notice by the Company in accordance with specific parameters addressed in each individual lease. Certain of the leases require variable lease payments typically based on a percentage of hotel revenue but no less than a minimum base rent. The Company's lease agreements do not contain any material residual value guarantees or material restrictive covenants.

During the three months ended June 30, 2020, the Company entered into agreements with three of its ground lease lessors to provide certain rent deferrals because of the coronavirus pandemic. Rent deferrals under these agreements will continue until September 2020 at the earliest and December 2020 at the latest. All three rent deferrals were immaterial to the financial statements and the total payments do not result in a substantially different obligation for the Company.

For the six months ended June 30, 2020 and June 30, 2019, the Company paid rental obligations of $1.6 million and $2.7 million, respectively, which was included in the measurement of lease liabilities and ROU assets. The cash paid is included in operating cash flows on the Company's Statement of Cash Flows.

Supplemental balance sheet information related to the Company's leases was as follows:

	Weighted Average Remaining Lease Term	Weighted Average Discount Rate
June 30, 2020	17.1 years	6.34%
December 31, 2019	17.5 years	6.33%

Supplemental income statement information related to the Company's leases was as follows:

	Variable Lease Expense (in thousands)	Rent Expense (in thousands)	Amortization of Below-Market Lease Intangible, net (in thousands)
For the three months ended June 30, 2020	$91	$330	$92
For the six months ended June 30, 2020	$221	$1,746	$185
For the three months ended June 30, 2019	$206	$1,428	$100
For the six months ended June 30, 2019	$397	$2,842	$199

Rent expense for the Company’s leases of its hotel properties which includes variable lease payments is recorded in Rent expense on the Consolidated Statement of Operations and Comprehensive Loss. Rent expense for the Company's corporate office space is included in General and administrative expense on the Consolidated Statement of Operations and Comprehensive Loss.

Maturity of Lease Liabilities Analysis as of June 30, 2020 for the Company's operating leases of hotel properties and corporate office space were as follows (in thousands):

	Minimum Rental Commitments	Amortization of Above Market Lease Intangible to Rent Expense	Amortization of Below Market Lease Intangible to Rent Expense	Amortization of Below Market Lease Intangible, net, to Rent Expense
For the six months ending December 31, 2020	$2,426	$(76)	$260	$184
Year ending December 31, 2021	6,653	(153)	522	369
Year ending December 31, 2022	5,983	(153)	522	369
Year ending December 31, 2023	5,558	(153)	522	369
Year ending December 31, 2024	5,325	(153)	522	369
Thereafter	65,591	(1,569)	7,117	5,548
Total lease payments	$91,536	$(2,257)	$9,465	$7,208
Less: Imputed Interest	40,659
Present value of lease liability	$50,877

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

(Unaudited)

Note 5 - Mortgage Notes Payable

The Company’s mortgage notes payable as of June 30, 2020 and December 31, 2019 consist of the following, respectively (in thousands):

	Outstanding Mortgage Notes Payable
Encumbered Properties	June 30, 2020	December 31, 2019	Interest Rate	Payment	Maturity
Hilton Garden Inn Blacksburg Joint Venture	$ 9,975	$ 10,500	4.31%	Interest Only, Principal paid at Maturity(1)	December 2021
92 - Pack Mortgage Loan(2)	713,046	810,370	One-month LIBOR plus 2.14%	Interest Only, Principal paid at Maturity	Nov 2021, subject to three, one year extension rights
92 - Pack Senior Mezzanine Loan	81,958	93,146	One-month LIBOR plus 5.60%	Interest Only, Principal paid at Maturity	Nov 2021, subject to three, one year extension rights
92 - Pack Junior Mezzanine Loan	57,372	65,202	One-month LIBOR plus 8.50%	Interest Only, Principal paid at Maturity	Nov 2021, subject to three, one year extension rights
Additional Grace Mortgage Loan -20 properties in Grace Portfolio and one additional property	232,000	232,000	4.96%	Interest Only, Principal paid at Maturity	October 2020
Term Loan -18 properties	233,644	261,948	One-month LIBOR plus 3.00%	Interest Only, Principal paid at Maturity	May 2021, subject to two, one year extension rights
Total Mortgage Notes Payable	$ 1,327,995	$ 1,473,166
Less: Deferred Financing, Net	$ 8,580	$ 13,113
Plus: Premium on Variable Interest-Only Bond	$ 1,026	$ 1,388
Total Mortgage Notes Payable, Net	$ 1,320,441	$ 1,461,441

(1) Until maturity, any monthly excess cash flows from the property after payment of interest and property operating expenses and certain other amounts will be utilized to prepay the principal balance of the loan.

(2) As a result of asset sale activity, the number of hotel properties serving as collateral for this loan has been reduced to 63 as of June 30, 2020.

Interest expense related to the Company's mortgage notes payable for the three months ended June 30, 2020 and for the three months ended June 30, 2019, was $12.5 million and $21.9 million, respectively. Interest expense related to the Company's mortgage notes payable for the six months ended June 30, 2020 and for the six months ended June 30, 2019, was $28.9 million and $42.3 million, respectively.

Hilton Garden Inn Blacksburg Joint Venture

During June 2020, the Company and the lender agreed to extend the maturity date of the Hilton Garden Inn Blacksburg Joint Venture Loan, which had been June 6, 2020, for 18 months until December 6, 2021.  In connection with the extension, the Company and the lender also agreed to certain other modifications to the loan terms, including a requirement to prepay $0.525 million of the outstanding principal balance of the loan at closing, and a requirement that, until maturity, the lender will utilize any monthly excess cash flows from the property after payment of interest and property operating expenses and certain other amounts to prepay the principal balance of the loan. The Company is required to make monthly interest payments based on the outstanding principal and a fixed annual interest rate of 4.31%.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

(Unaudited)

92-Pack Loans

On May 1, 2019, the Company refinanced existing mortgage and mezzanine indebtedness with new mortgage and mezzanine indebtedness of $1,040 million secured by 92 of the Company’s hotel properties (the “92-Pack Loans”).

At closing, the Company used the net proceeds from the 92-Pack Loans after accrued interest and closing costs to repay $961.1 million outstanding under existing indebtedness.  The Company also used $10.0 million of proceeds to fund a reserve with the lenders that the Company can utilize to fund expenditures for work required to be performed under property improvement plans (“PIPs”) required by franchisors of the 92 hotel properties. During the term of the 92-Pack Loans, the Company will be required to periodically deposit additional reserves with the lenders that the Company can utilize to fund a portion of future PIP work and other capital improvements.  During April and May 2020, as part of ongoing liquidity preservation measures being taken by the Company in response to the coronavirus pandemic and in conjunction with actions taken by the Company’s franchisors temporarily suspending obligations of hotel owners to perform capital improvements and fund capital reserves, the Company did not make required capital reserve payments to the mortgage lender of approximately $3.9 million, which resulted in an event of default under the 92-Pack Loans.

During June 2020, the Company entered into forbearance agreements with the lenders under the 92-Pack Loans. Pursuant to the terms of the forbearance agreements:

●

the Company’s capital reserve obligations with respect to its brand mandated property improvement plans (“PIP Reserves”), starting with the payment that was not made in April 2020, have been deferred for nine months and re-scheduled, such that no further PIP Reserve payments are required during 2020, and the total of $8.3 million in PIP Reserve payments that had been scheduled to be made between April 2020 and May 2021 (the “Deferred PIP Amount”) is now scheduled to be made between January 2021 and February 2022 (including $5.8 million of PIP Reserves that had been scheduled to be made during 2020);

●

the Company’s monthly capital reserve obligations with respect to repair and replacement of furniture, fixtures and equipment and routine capital expenditures will not be required for April through December 2020; and

●	the Company has agreed to pay all excess cash flows from the 63 hotel properties that serve as loan collateral (after payment of interest on the 92-Pack Loans, property operating expenses and certain other amounts) to the account for PIP Reserves with the mortgage lender, with such funds to be applied to future PIP Reserve obligations, until the entire Deferred PIP Amount has been deposited.

The existing events of default under the 92-Pack Loans will continue to exist in full force and effect until the entire Deferred PIP Amount has been deposited and certain other conditions are satisfied, but the lenders have agreed to forbear from collecting default interest and enforcing their rights and remedies under the loan documents as a result of the events of default during that period.

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

 As of June 30, 2020, the Company has sold 29 hotel properties pursuant to these provisions and prepaid approximately $157.0 million of principal under the mortgage loan and approximately $30.7 million of principal under the mezzanine loans, thereby reducing the number of hotel properties serving as collateral under the 92-Pack Loans to 63 hotels.

For the term of the 92-Pack Loans, the Company and the OP are required to maintain, on a consolidated basis, a net worth of (i) $250.0 million (excluding their interest in the hotel properties serving as collateral and excluding accumulated depreciation and amortization) and (ii) $500.0 million (including their interest in the hotel properties serving as collateral but excluding accumulated depreciation and amortization). As of June 30, 2020, the Company was in compliance with this financial covenant.

Variable Interest-Only Bond

During the year ended December 31, 2019, the Company recorded a derivative asset and premium associated with a variable interest-only bond issued as part of the lenders' securitization of the 92-Pack Mortgage Loan and acquired by the Company in connection with such securitization. The interest-only bond was acquired to effectively reduce the Company’s borrowing cost on the 92-Pack Loans. The premium on the interest-only bond is amortized on a straight-line basis over the life of the bond and is included in the Mortgage notes payable on the Company's Consolidated Balance Sheet as of June 30, 2020 and December 31, 2019. The Company values the derivative asset portion of the variable interest-only bond at fair value (See Note 10 - Fair Value Measurements).

Additional Grace Mortgage Loan

A portion of the purchase price of the Grace Portfolio was financed through additional mortgage financing which loan was refinanced during October 2015 (the “Additional Grace Mortgage Loan”). The Additional Grace Mortgage Loan carries a fixed annual interest rate of 4.96% per annum with a maturity date on October 6, 2020. Pursuant to the Additional Grace Mortgage Loan, the Company agreed to make periodic payments into an escrow account for the PIPs required by the franchisors, and the Company made the final PIP reserve payment during June 2018. The Company continues to have obligations to make periodic payments into other capital reserves. The Additional Grace Mortgage Loan includes the following financial covenants: minimum consolidated net worth and minimum consolidated liquidity. As of June 30, 2020, the Company was in compliance with these financial covenants.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

(Unaudited)

During May 2020, as part of ongoing liquidity preservation measures being taken by the Company in response to the coronavirus pandemic and in conjunction with actions taken by the Company’s franchisors temporarily suspending obligations of hotel owners to perform capital improvements and fund capital reserves, the Company did not make required capital reserve payments to the mortgage lender of approximately $0.3 million, which resulted in an event of default under the Additional Grace Mortgage Loan. The Company reached a definitive agreement with the lenders under the Additional Grace Mortgage Loan in August 2020 with respect to waiver of the unpaid capital reserve obligations and certain future capital reserve obligations, as well as certain other relief. The Company’s agreement with the lender also includes an extension of the October 2020 maturity date of such loan. See Note 15 - Subsequent Events.

Term Loan

On April 27, 2017, the Company and the OP, as guarantors, and certain wholly-owned subsidiaries of the OP, as borrowers, entered into a Second Amended and Restated Term Loan Agreement (as amended, the “Term Loan”) in an aggregate principal amount of $310.0 million, initially collateralized by 28 of the Company’s hotel properties (each, a “Term Loan Collateral Property”).

Prior to the closing of the 92-Pack Loans, the Term Loan was scheduled to mature on May 1, 2019, subject to three one-year extension rights at the Company's option which, if all three extension rights were exercised, would have resulted in an outside maturity date of May 1, 2022. In May 2019, the Company used $25.0 million of the net proceeds from the 92-Pack Loans to prepay principal under the Term Loan, entered into an amendment to the Term Loan which reduced the commitment under the Term Loan from $310.0 million to $285.0 million and added one additional extension term of one-year to the term of the Term Loan, such that if the Company exercises all extension rights, at the Company's option, the maturity date of the Term Loan would be May 1, 2023.  In May 2020, the Company extended the maturity of the Term Loan in accordance with its existing terms to May 1, 2021.

The Term Loan is prepayable in whole or in part at any time, subject to LIBOR breakage, if any.

The Term Loan requires monthly interest payments at a variable rate of one-month LIBOR plus 3.00%. Pursuant to an interest rate cap agreement, the LIBOR portions of the interest rates due under the Term Loan were effectively capped at 4.0%.

In connection with a sale or disposition to a third party of an individual Term Loan Collateral Property, such Term Loan Collateral Property may be released from the Term Loan, subject to certain conditions and limitations, by prepayment of a portion of the Term Loan at a release price calculated in accordance with the terms of the Term Loan. As of June 30, 2020, the Company has sold 10 hotel properties pursuant to these provisions and prepaid approximately $51.4 million of principal under the Term Loan, thereby reducing the number of hotel properties serving as collateral under the Term Loan to 18 hotels.

The Term Loan also provides for certain amounts to be deposited into reserve accounts, including with respect to all costs associated with the PIPs required pursuant to the franchise agreements related to the Term Loan Collateral Properties.

For the term of the Term Loan, the Company and the OP are required to maintain, on a consolidated basis, a net worth of $250.0 million (excluding accumulated depreciation and amortization). As of June 30, 2020, the Company was in compliance with this financial covenant.

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

Interest expense related to the Grace Preferred Equity Interests for the three and six months ended June 30, 2019 was zero and $2.7 million, respectively.

Due to the fact that the Grace Preferred Equity Interests were mandatorily redeemable and certain of their other characteristics, the Grace Preferred Equity Interests were treated as debt in accordance with GAAP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

(Unaudited)

Note 7 - Accounts Payable and Accrued Expenses

The following is a summary of the components of accounts payable and accrued expenses (in thousands):

	June 30, 2020	December 31, 2019
Trade accounts payable	$8,047	$9,679
Accrued expenses	36,331	44,600
Total	$44,378	$54,279

Note 8 - Common Stock

The Company had 39,153,594 and 39,151,201 shares of common stock outstanding as of each of June 30, 2020 and December 31, 2019, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

(Unaudited)

Restricted Share Awards

A summary of the Company's restricted share awards for the six months ended June 30, 2020 is presented below.

	Number of Shares	Weighted Average Grant Date Fair Value (per share)	Aggregate Intrinsic Value (in thousands)
Non-vested December 31, 2019	10,858	$6.91	$75
Granted	—	$—	$—
Vested	—	$—	$—
Forfeitures	—	$—	$—
Non-vested June 30, 2020	10,858	$6.91	$75

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

The compensation expense related to restricted shares for the three months ended June 30, 2020 and June 30, 2019 was less than $0.1 million. The compensation expense related to restricted shares for the six months ended June 30, 2020 and the six months ended June 30, 2019 was less than $0.1 million. As of June 30, 2020, there was no unrecognized compensation expense remaining.

RSU Awards

A summary of the Company's RSU awards for the six months ended June 30, 2020 is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value (per share)	Aggregate Intrinsic Value (in thousands)
Non-vested December 31, 2019	383,430	$10.74	$4,118
Granted	387,280	$5.76	$2,231
Vested	98,427	$11.20	$1,102
Forfeited	446	$10.17	$5
Non-vested June 30, 2020	671,837	$7.80	$5,242

Outstanding RSU awards made to the Company’s executive officers and other employees during years prior to 2020 generally will vest annually over a four-year vesting period following the date of grant, subject to continued employment through the vesting date.

RSU awards made to the Company’s executive officers during 2020 and thereafter will include a time vesting and performance vesting component.  Fifty percent (50%) of these RSU awards will vest over a three-year period following the date of grant, subject to continued employment through the vesting date, and the remaining fifty percent (50%) of these RSU awards will vest and become payable based on Company performance over a three-year performance period, with the actual number of RSUs payable determined by the Company’s board of directors or compensation committee in its sole discretion based on the achievement of Company performance goals established by the board of directors or compensation committee after consultation with the Company’s chief executive officer, and subject to the executive officer’s continued employment through the vesting date.  RSU awards made to the Company’s other employees during 2020 and thereafter will vest annually over a three-year vesting period following the date of grant, subject to continued employment through the vesting date. RSU awards to directors vest on the earlier of the first anniversary of the date of grant or the date of the next annual meeting of the board of directors following the date of grant, subject to the continued service of the applicable director. Vested RSUs may only be settled in shares of common stock and such settlement generally will be on the earliest of (i) in the calendar year in which the third anniversary of each applicable vesting date occurs, (ii) termination of the recipient’s services to the Company and (iii) a change in control event. As of June 30, 2020, the Company anticipates that all unvested RSUs will vest in accordance with their terms.

The compensation expense related to RSUs for the three months ended June 30, 2020 and the three months ended June 30, 2019 was approximately $0.6 million and $0.3 million, respectively. The compensation expense related to RSUs for the six months ended June 30, 2020 and the six months ended June 30, 2019 was approximately $0.9 million and $0.7 million, respectively. As of June 30, 2020, there was $4.2 million of unrecognized compensation expense remaining.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
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

	June 30, 2020
	Carrying Amount	Fair Value
Mortgage notes payable	$1,327,995	$1,321,229
Total	$1,327,995	$1,321,229

The fair value of the mortgage notes payable was determined using the discounted cash flow method and applying current market rates and is classified as level 3 under the fair value hierarchy. Market rates take into consideration general market conditions and maturity.

During the six months ended June 30, 2020 and June 30, 2019, respectively, the Company recorded impairment losses on its hotel properties (See Note 14 - Impairments). The fair value of these hotel properties other than those subject to definitive sales agreements was based on the observable market data which are considered level 2 inputs under the fair value hierarchy, and unobservable inputs that reflect the Company's internal assumptions, which are considered level 3 inputs under the fair value hierarchy. For the Company's hotels subject to a definitive sales agreement, fair value was equal to the purchase price in the applicable agreement.

During the year ended December 31, 2019, the Company recorded a derivative asset associated with a variable interest-only bond that the Company acquired in connection with the lenders' securitization of the 92-Pack Mortgage Loan (See Note 5 - Mortgage Notes Payable). As of June 30, 2020, the fair value of the derivative asset was $1.1 million which was based on observable market data which are considered level 2 inputs under the fair value hierarchy.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)

The proposed settlement contemplates an aggregate cash payment to the Company of $15,181,108.47, which will primarily be paid by the Company’s director and officer insurers, and the tendering by certain defendants of an aggregate of 83,504 shares of the Company’s common stock to the Company.

The proposed settlement also contemplates the full and complete release of the claims of the Company’s stockholders asserted in the stockholder derivation action, and under the terms of the proposed settlement, the cash payment to the Company will be reduced by the District Court-approved attorneys’ fees and expenses to plaintiff’s counsel and contribution award to plaintiff in recognition of the substantial benefit the plaintiff conferred on the Company in achieving the settlement.

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

On June 9, 2020, the District Court held a settlement hearing to determine whether the proposed settlement and plaintiff’s counsel’s proposed fee application for an award of attorneys’ fees, reimbursement of expenses, and payment of a case contribution award in the aggregate of $2,250,000, are fair, reasonable and adequate, and should therefore be granted final approval.  On June 12, 2020, the District Court held a hearing on the pending motions to dismiss the Wollman Court Action, and on June 18, 2020, the District Court dismissed the Wollman Court Action with prejudice. On June 19, 2020, the District Court issued a final order and judgment approving the proposed settlement of the Milliken Court Action and plaintiff’s counsel’s proposed fee application.

On July 17, 2020, Stuart Wollman filed notices of appeal to the United States Court of Appeals for the Second Circuit, of the District Court’s dismissal with prejudice of the Wollman Court Action and the District Court’s final approval of the proposed settlement of the Milliken Court Action.  Under the terms of the Stipulation of Settlement, the proposed settlement of the Milliken Court Action will not become effective until Dr. Wollman’s appeals are resolved.  Although the Company believes that the Stipulation of Settlement represents a fair and reasonable compromise of the matters in dispute in the litigation, there can be no assurance the settlement will become effective on the proposed terms, or at all.

The claims in the Milliken Court Action do not seek recovery of losses from or damages against the Company, but instead allege that the Company has sustained damages as a result of actions by the defendants.  Further, the District Court held that the plaintiff in the Wollman Court Action failed to adequately plead any of his claims, and that one of his claims failed to allege any distinct injury separate from any harm suffered by the Company, thereby constituting an improper attempt to convert derivative claims into direct or individual claims.  Therefore, the Company has determined that no accrual of any potential liability was necessary as of June 30, 2020, other than for incurred out-of-pocket legal fees and expenses.

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

Contingent Forward Liability

Until the Final Closing, the Company could have become obligated pursuant to the SPA with the Brookfield Investor to issue additional Class C Units. This obligation was considered a contingent forward contract under ASC section 480 - Distinguishing Liabilities from Equity, and the Company accounted for it as a liability.  On February 27, 2019, the Company used the proceeds from the concurrent sale of Class C Units to the Brookfield Investor at the Final Closing to redeem the remaining $219.7 million in liquidation value of Grace Preferred Equity Interests, and the Brookfield Investor no longer has any obligations or rights to purchase additional Class C Units. The contingent forward liability was extinguished upon the Final Closing, and, accordingly, the Company will not have any such obligations in the future. The Company had no contingent forward liability as of either December 31, 2019 or June 30, 2020.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
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

Holders of Class C Units are entitled to receive, with respect to each Class C Unit, fixed, quarterly cumulative cash distributions at a rate of 7.50% per annum from legally available funds. Holders of Class C Units are also entitled to receive, with respect to each Class C Unit, fixed, quarterly, cumulative PIK Distributions payable in Class C Units at a rate of 5% per annum. For the three months ended June 30, 2020 and June 30, 2019, the Company paid or accrued cash distributions of $7.9 million and $7.5 million and PIK Distributions of 357,349.96 and 339,747.46 Class C Units, respectively, to the Brookfield Investor, as the sole holder of the Class C Units.  For the six months ended June 30, 2020 and June 30, 2019, the Company paid or accrued cash distributions of $15.7 million and $12.3 million and PIK Distributions of 710,239.79 and 555,126.21 Class C Units, respectively, to the Brookfield Investor, as the sole holder of the Class C Units.

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

Note 13 - Sale of Hotels and Assets Held for Sale

Sale of Hotels

During the six months ended June 30, 2020, the Company completed the sale of 20 hotels for a sales price of $174.4 million, resulting in a net gain of approximately $4.2 million, which is included in gain on sale of assets on the Company’s Consolidated Statement of Operations and Comprehensive Loss. The Company had previously recognized impairment losses on 16 of these hotels in anticipation of their expected sale. These sales generated net proceeds to the Company of approximately $21.2 million, after prepayment of approximately $153.2 million of related mortgage debt obligations and closing costs. There were no hotels sold during the three months ended June 30, 2020.

No hotels were sold during the three and six months ended June 30, 2019.

Assets Held for Sale

    As of June 30, 2020, there were five hotels subject to definitive sale agreements where the buyer has made a non-refundable deposit. However, due to the impact of the coronavirus pandemic, the Company was not able to conclude as of June 30, 2020, that the sales are probable to occur and to close within one year, so the Company has not classified the hotels as held for sale as of June 30, 2020.

Note 14 - Impairments

Impairments of Long-Lived Assets

During the three months ended June 30, 2020, the Company did not record any impairment losses. During the six months ended June 30, 2020 the Company recorded cumulative impairment losses of $27.6 million on four hotels. The goodwill previously allocated to these properties by the Company had been fully written off as part of impairment of goodwill in prior periods and therefore no further impairment of goodwill was recorded. These hotels were identified for impairment review based on their potential sale, resulting in shorter holding periods. The fair value of these four hotels was equal to the purchase price in their applicable sales agreements. A triggering event occurred as of March 31, 2020 due to the coronavirus pandemic which impacted hotel operations. A recoverability test was performed for each hotel, and no impairment was identified.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)

During the three months ended June 30, 2019, the Company identified a total of 12 hotel properties where the carrying value of the properties exceeded their fair value and management determined the excess carrying value was unrecoverable. These hotels were among the 16 hotels as of June 30, 2019 that were subject to definitive sale agreements where the buyer has made a non-refundable deposit and had been classified as held for sale. The Company recorded cumulative impairment losses of $32.6 million during the three months ended June 30, 2019. The goodwill previously allocated to these properties by the Company had been fully written off as part of impairment of goodwill in prior periods and therefore no further impairment of goodwill was recorded. These hotels were identified for impairment review based on their potential sale, resulting in shorter holding periods. The Company determined the fair value of each hotel was equal to the purchase price in the applicable definitive sales agreement. During the six months ended June 30, 2019 the Company recorded cumulative impairment losses on 13 hotel properties of $43.5 million. All but one of these 13 hotel properties were subject to definitive sale agreements as of June 30, 2019.

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

During the six months ended June 30, 2020, the Company determined that approximately $3.1 million of goodwill allocated to 12 reporting units for which the fair value using the income based method was less than the carrying amount was impaired. The range of goodwill impairment recorded by each reporting unit was from less than $0.1 million to $0.5 million, with an average impairment of $0.3 million. No additional goodwill impairment was recognized during the three months ended June 30, 2020.

The Company had no goodwill impairment during the six months ended June 30, 2019.

Note 15 - Subsequent Events

The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q, and determined that there have not been any events that have occurred that would require adjustments to disclosures in the accompanying consolidated financial statements, except for the following.

Additional Grace Mortgage Loan

On August 3, 2020, the Company entered into a loan modification agreement with the lender under the Additional Grace Mortgage Loan.  Pursuant to the terms of the loan modification agreement:

●

the maturity date of the Additional Grace Mortgage Loan has been extended until October 6, 2022, subject to the Company’s right to further extend the maturity date for an additional six months until April 6, 2023, upon satisfaction of certain conditions, including prepayment by the Company of principal to the lender of five percent of the outstanding principal balance of the loan;

●

commencing on the loan’s monthly payment date in October 2021, and continuing through and including the monthly payment date in September 2022, the Company has agreed to prepay principal under the Additional Grace Mortgage Loan in an amount equal to $250,000 per month, or $3.0 million in the aggregate;

●

the Company’s monthly capital reserve obligations with respect to repair and replacement of furniture, fixtures and equipment and routine capital expenditures will not be required for May through December 2020; and

●

the Company has agreed that until maturity, the lender will utilize any monthly excess cash flows from the 21 hotel properties that serve as loan collateral, after payment of interest and property operating expenses and certain other amounts, to prepay amounts outstanding under the Additional Grace Mortgage Loan.

Hotel Sales

Between July 1, 2020 and August 4, 2020, the Company completed the sale of two hotels for an aggregate sales price of $5.0 million. The Company used the net proceeds after closing costs to repay $4.8 million of related mortgage debt obligations.

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

The following are some of the risks and uncertainties, although not all risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•	The novel coronavirus pandemic has caused a significant decline in business and leisure travel which is adversely impacting our business and we anticipate these conditions will continue and may worsen, and the pandemic has also adversely impacted credit and capital market conditions, such that we have been unable to access these markets and this may continue until conditions normalize.
•	Due to the impact of the coronavirus pandemic on our business, we expect we will no longer have sufficient cash on hand to continue to pay our current obligations during the first half of 2021 and the additional liquidity from a source other than property operations we require may not be available on favorable terms or at all.
•

The interests of the Brookfield Investor may conflict with our interests and the interests of our stockholders, and the Brookfield Investor owns all $422.3 million in liquidation preference units of limited partner interests in our operating partnership entitled “Class C Units” (the “Class C Units”) issued and outstanding as of the date hereof and has significant governance and other rights that could be used to control or influence our decisions or actions.

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

Background

Hospitality Investors Trust, Inc. is a self-managed real estate investment trust ("REIT") that invests primarily in premium-branded select-service lodging properties in the United States. As of June 30, 2020, we own or have an ownership interest in a total of 104 hotels, with a total of 12,994 guestrooms in 30 states.

We believe in affiliating our hotels with premium brands owned by leading international franchisors such as Hilton, Marriott and Hyatt. As of June 30, 2020, all but one of our hotels operated under a franchise or license agreement with a national brand owned by one of Hilton Worldwide, Inc., Marriott International, Inc., Hyatt Hotels Corporation and Intercontinental Hotels Group or one of their respective subsidiaries or affiliates. Our one unbranded hotel has a direct affiliation with a leading university in Atlanta.

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

Overview - Coronavirus Pandemic

In early March 2020, we started to experience softening of demand and revenue weakness across our portfolio triggered by direct guest cancellations at our hotels as well as cancellations of business and industry conventions and meetings in certain of our markets. These conditions significantly worsened over the course of the month and have continued through the second quarter and into the third quarter as the level of overall business and leisure travel has declined significantly due to concerns about the coronavirus pandemic and actions taken by governments, businesses and other organizations to contain the coronavirus that have included restrictions on travel and the operations of many businesses as well as event cancellations and social distancing measures. During the months of May, June and July, we have seen some return of demand primarily from leisure travelers, although the overall level of guests at our hotels remains substantially lower due to the continuing impact of the coronavirus pandemic.  The table below compares pro-forma monthly Occupancy and Average Daily Rate ("ADR") of only the hotels in our portfolio that we owned as of June 30, 2020, for the months of March through July of 2020 and compared to the same months in 2019.  This information may not be indicative of any future period, although we currently expect occupancy percentages for our portfolio for the rest of the third quarter of 2020 to be similar to what we experienced in July 2020. Our July 2020 Occupancy and ADR figures are preliminary estimates and are therefore subject to change.

	Proforma Monthly Occupancy		Proforma Monthly ADR
	2020	2019	2020	2019
March	40.7%	80.1%	124.78	134.78
April	15.8%	80.6%	92.83	131.19
May	25.7%	79.0%	87.85	132.94
June	36.0%	82.9%	97.08	135.21
July	42.8%	82.0%	100.34	131.27

We anticipate this trend of substantially lower guest demand and revenue at our hotels will continue and the extent to which the coronavirus pandemic will impact our financial results will depend on future developments, which are unknown and cannot be predicted, including how long the pandemic continues and its severity, new information which may emerge concerning the coronavirus, the efficacy of any vaccines or other remedies developed and actions taken to contain the coronavirus pandemic or its impact, among others. The coronavirus pandemic has also triggered a decrease in global economic activity that has resulted in a global recession, and the sustained downturn in the U.S. economy has caused an economic recession in the U.S. The continuation of these economic conditions could have further adverse impacts on our business.

We continue to work closely with our third-party property managers to respond to these developments and to implement various property-level cost reduction and other liquidity preservation measures which have included temporary hotel staff reductions and temporary suspension of certain services. To date, largely as a result of the generally lower cost structure of our primarily select-service portfolio and the cost reduction steps we have taken, we have kept substantially all of our hotels open and operating.  At certain of our hotels we have been successful in gaining modest amounts of incremental demand by leasing rooms to states, municipalities and heath care providers for use by first responders, health care professionals and others impacted by the pandemic. We have not obtained and are no longer pursuing loans pursuant to the recently enacted Small Business Administration Payroll Protection Program for our properties. We have implemented a corporate overhead savings plan, which has included permanent and temporary reduction in employee headcount, reduction in the 2020 incentive compensation pool and temporary elimination of certain employee benefit programs. We cannot predict how the coronavirus pandemic may impact the prospects for our company and our business generally when conditions normalize. For example, some of the current reduction in travel and consequently guest demand at our hotels may persist due to potentially permanent changes in hotel use patterns and willingness to travel of our guests.  We may also experience higher cost structures due to factors such as new brand standards and increasing guest and staff concerns about cleanliness.

During March 2020, we determined to delay most of the PIP projects that had been scheduled for 2020 as well as certain projects scheduled for future years, and during April and May 2020, we determined not to make $4.2 million of capital reserve payments due under our mortgage and mezzanine indebtedness which currently has $852.4 million principal outstanding and is secured by 63 of our hotel properties (the “92-Pack Loans”) and the mortgage indebtedness which currently has $232.0 million principal outstanding and is secured by 21 properties (the “Additional Grace Mortgage Loan”), which resulted in events of default under the loans. We discussed our plans not to make the required capital reserve payments in advance with the lenders and the decisions to delay PIPs and not to make the capital reserve payments were made in conjunction with actions taken by our franchisors temporarily suspending obligations of hotel owners to perform capital improvements and fund capital reserves for at least the remainder of 2020.

During June 2020, we entered into forbearance agreements with the lenders under the 92-Pack Loans, pursuant to which our monthly capital reserve obligations with respect to brand mandated property improvement plans, starting with the payment that was not made in April 2020, have been deferred until January 2021. In connection with the extension of the Additional Grace Mortgage Loan discussed below, the obligation to make the capital reserve payments for May through December 2020 was waived, and the event of default under the Additional Grace Mortgage Loan was thereby cured. Deferrals we have agreed to with our lenders generally extend capital reserve obligations until 2021 and 2022, which could result in greater pressure on our future cash flows.

The recent coronavirus pandemic has also adversely impacted credit and capital market conditions and as a result of these developments we may be unable to access these markets until conditions normalize.  During 2020, we had two debt obligations scheduled to mature: $10.5 million principal amount of mortgage debt secured by the Hilton Garden Inn Blacksburg, VA hotel (a joint venture in which we own a 56.5% interest) (the “Blacksburg JV Loan”) which was scheduled to mature in June and $232.0 million principal amount under the Additional Grace Mortgage Loan which was scheduled to mature in October. During June, we agreed with the lender to extend the maturity date of the Blacksburg JV Loan for 18 months until December 2021. During August 2020, we agreed with the lender to extend the maturity date of the Additional Grace Mortgage Loan for two years until October 2022, with a borrower option for an additional six month extension until April 2023, subject to a five percent principal prepayment and satisfaction of certain other conditions.

Notwithstanding the steps we have taken, our hotel revenues were not sufficient to pay hotel operating expenses during the months of April and May 2020. Our hotels were approximately breakeven during June, and while we expect July results to be similar to June, our estimated results for the balance of the third quarter and the remainder of 2020 are uncertain given that current demand is being primarily driven by leisure travel, which could diminish as the summer travel season begins to wane. Further, to the extent that hotel revenues do not exceed hotel operating expenses, we have used and will continue to use cash on hand to fund this shortfall, as well as to fund non-hotel expenses, such as interest on our debt obligations, payment of distributions on the Class C Units and general and administrative expenses. Moreover, as a result of the forbearance and loan modification agreements we have entered into with respect to our indebtedness, as well as the periodic debt yield and debt service coverage tests we remain subject to under our indebtedness, we do not expect that excess cash flows, if any, generated by our properties will be available to us for any other purpose for the foreseeable future.  Accordingly, we will require additional liquidity from a source other than property operations, which may not be available on favorable terms or at all. For further details, see “Item 1A. Risk Factors — Due to the impact of the coronavirus pandemic on our business, we expect we will no longer have sufficient cash on hand to continue to pay our current obligations during the first half of 2021 and the additional liquidity from a source other than property operations we require may not be available on favorable terms or at all.”

Overview - Other

During 2019, as part of our investment strategy to continue to pursue the sale of non-core hotels and reallocate capital into other corporate purposes, including debt reduction, we commenced marketing for sale a total of 45 hotels. As of June 30, 2020, 40 of these hotels have been sold and the remaining five hotels were subject to definitive sale agreements where the buyer had made a non-refundable deposit. However, due to the impact of the coronavirus pandemic, we were not able to conclude as of June 30, 2020, that the sales are probable to occur and to close within one year, so we have not classified the hotels as held for sale in accordance with GAAP as of June 30, 2020. See “Results of Operations” below for more detail.

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

Holders of Class C Units are entitled to receive, with respect to each Class C Unit, fixed, quarterly cumulative cash distributions at a rate of 7.50% per annum and are also entitled to receive, with respect to each Class C Unit, fixed, quarterly, cumulative PIK Distributions payable in Class C Units at a rate of 5% per annum. As of June 30, 2020, the Brookfield Investor has made $379.7 million of capital investments in us by purchasing Class C Units in the OP, and the total liquidation preference of the Class C Units was $422.3 million. The Class C Units are convertible into units of limited partner interest in the OP entitled “OP Units” (“OP Units”), which may be redeemed for shares of our common stock or, at our option, the cash equivalent. As of June 30, 2020, the Brookfield Investor owns or controls 42.3% of the voting power of our common stock on an as-converted basis. With respect to share ownership limitations contained in our charter intended to ensure our ongoing compliance with REIT requirements, we have granted the Brookfield Investor and its affiliates a waiver of the applicable limitations which permits the Brookfield Investor and its affiliates to own up to 49.9% in value of the aggregate of the outstanding shares of our common stock, subject to terms and conditions set forth in an ownership limit waiver agreement. The SPA also contains certain standstill and voting restrictions applicable to the Brookfield Investor and certain of its affiliates.

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

Prior to the Initial Closing, we had no employees, and we depended on our former external advisor, American Realty Capital Hospitality Advisors, LLC (the "Former Advisor") to manage certain aspects of our affairs on a day-to-day basis pursuant to our advisory agreement. In connection with, and as a condition to, the Brookfield Investor’s investment in us at the Initial Closing, the advisory agreement was terminated and certain employees of the Former Advisor or its affiliates (including, at that time, Crestline Hotels & Resorts, LLC ("Crestline")) who had been involved in the management of our day-to-day operations, including all of our executive officers, became our employees.

We contract directly or indirectly, through our taxable REIT subsidiaries, with third-party property management companies to manage our hotel properties.  As of June 30, 2020, 73 of the hotel assets we have acquired were managed by Crestline and 31 of the hotel assets we have acquired were managed by the following other property managers: Hampton Inns Management LLC and Homewood Suites Management LLC, affiliates of Hilton Worldwide Holdings Inc. (16 hotels), InnVentures IVI, LP (one hotel), McKibbon Hotel Management, Inc. (12 hotels) and LBA Hospitality (2 hotels). During 2019 and 2020, we transitioned management of a total of 14 hotels managed by other property managers to Crestline pursuant to Crestline’s right to manage a comparable replacement hotel (i.e., equal or greater historic annual revenue) if we sell a hotel Crestline is currently managing. We expect to similarly transition management of additional hotels to Crestline to the extent we continue to sell Crestline-managed hotels under our hotel sale program.

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

Our revenues are comprised of rooms revenue, food and beverage revenue and other revenue which accounted for approximately 96.1%, 0.2%, and 3.7%, respectively, of our total revenues for the three months ended June 30, 2020. Hotel operating expenses (which exclude acquisition and transaction costs, general and administrative, depreciation and amortization and impairment of goodwill and long-lived assets) represent approximately 58.2% of our total operating expenses for the three months ended June 30, 2020.

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

Until the Final Closing, we could have become obligated pursuant to the SPA with the Brookfield Investor to issue additional Class C Units. This obligation was considered a contingent forward contract under ASC section 480 - Distinguishing Liabilities from Equity, and we accounted for it as a liability. The Final Closing with the Brookfield Investor occurred on February 27, 2019, and the Brookfield Investor no longer has any obligations or rights to purchase additional Class C Units. The contingent forward liability was extinguished upon the Final Closing, and, accordingly, we will not have any such obligations in the future. The Company had no contingent forward liability as of either December 31, 2019 or June 30, 2020.

Revenue Performance Metrics

We measure hotel revenue performance by evaluating revenue metrics such as:

•

Occupancy percentage (“Occ”) - Occ represents the total number of hotel rooms sold in a given period divided by the total number of rooms available. Occ measures the utilization of our hotels' available capacity.

•	ADR - ADR represents room revenues divided by the total number of rooms sold in a given period.

•	Revenue per Available room (“RevPAR”) - RevPAR is the product of ADR and Occ.

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

As part of our primary business objective to maximize stockholder value and position ourselves for a liquidity event, we commenced marketing for sale a total of 45 non-core hotels during the year ended December 31, 2019. During the year ended December 31, 2019, we sold 20 non-core hotels and during the six months ended June 30, 2020, we sold an additional 20 non-core hotels set forth in the table below.

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

The aggregate sales price of these hotels was $174.4 million, resulting in a gain of approximately $4.2 million, which is included in gain on sale of assets on our Consolidated Statement of Operations and Comprehensive Loss. We had previously recognized impairment losses on 16 of these hotels in anticipation of their expected sale and with respect to the 16 previously impaired hotels this gain represents the amount by which the realized sale proceeds exceeded the estimated sales proceeds at the time the impairments were recorded. These sales generated net proceeds to us of approximately $21.2 million, after prepayment of approximately $153.2 million of related mortgage debt obligations and closing costs.

 We anticipate that substantially all of these proceeds will be utilized for working capital and liquidity purposes in light of the downturn in financial performance we are experiencing due to the coronavirus pandemic. As of June 30, 2020, five of our hotels were subject to definitive sale agreements with an aggregate sales price of $37.8 million where the buyer had made a non-refundable deposit. However, due to the impact of the coronavirus pandemic, we agreed to extend the closing dates for all these sales such that the closings were rescheduled for later in 2020 or during 2021, and these hotels are no longer classified as held for sale because we were not able to conclude, that, as of June 30, 2020, the sales are probable to occur and to close within one year. Sales of two of the five hotels closed during August, for an aggregate sales price of $5.0 million.  We used the net proceeds after closing costs to repay $4.8 million of related mortgage debt obligations. We cannot provide any assurance we will be able to complete the three remaining sales on their current terms or schedule, if at all. We do not anticipate being able to generate any material amounts of liquidity from hotel sales for the foreseeable future.

The hotel business is capital-intensive and renovations are a regular part of the business. We have been undertaking a large-scale PIP program across a significant portion of the hotels in our portfolio for some time. As of June 30, 2020, we had substantially completed work on 80 of the 101 hotels that are part of our PIP program. We completed PIP work on 12 hotels in 2017, 29 hotels in 2018 and 11 hotels in 2019.  All of the 40 hotels we sold during 2019 and the six months ended 2020 had been part of our PIP program prior to sale, and we had completed PIP work on 18 of those hotels prior to sale. As part of the liquidity preservation measures we have implemented in response to the coronavirus pandemic, we have determined to delay most of the PIP projects that had been scheduled for 2020 as well as certain projects scheduled for future years.  We believe these steps are advisable in light of current market conditions and our liquidity position, and these steps are being taken in conjunction with actions taken by our franchisors temporarily suspending obligations of hotel owners to perform capital improvements and fund capital reserves.  With the exception of certain hotels where work is ongoing or imminent, we do not expect to perform further PIP work during 2020, and we are unable at this time to estimate when our PIP program will be resumed and, ultimately, completed. We intend to fund this PIP work exclusively from amounts in existing capital reserves held by our lenders.

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

We continue to take steps we believe are prudent and in the best interest of our stockholders with the goal of maximizing long-term value for our stockholders. While it is our intention to achieve a liquidity event, there can be no assurance as to when or if we will ultimately be able to do so and as to the terms of any such liquidity event.

Comparison of the Three Months Ended June 30, 2020 to the Three Months Ended June 30, 2019

Room revenues for the portfolio were $27.7 million for the three months ended June 30, 2020, compared to room revenues of $155.6 million for the three months ended June 30, 2019. The decrease in room revenues was driven by lower occupancy as a result of less guest demand due to the coronavirus pandemic as well as the sale of hotels. Room revenues, including the results of only the hotels in our portfolio that we owned during each of the three months ended June 30, 2020, and the three months ended June 30, 2019, decreased 77.7% over the prior year period.

The following table presents actual operating information of the hotels in our portfolio for the periods in which we have owned them.

	Three Months Ended
Total Portfolio	June 30, 2020	June 30, 2019
Number of rooms	12,994	17,324
Occ	25.9%	79.0%
ADR	$93.09	$127.34
RevPAR	$24.07	$100.62

The next table below presents pro-forma operating information only of the hotels in our portfolio that we owned as of June 30, 2020, for the full periods presented. Therefore, this table excludes operating information for a total of 40 hotels, including 20 hotels sold during the first quarter of 2020 and 20 hotels during the third and fourth quarters of 2019.

	Three Months Ended
Pro-forma (104 hotels)	June 30, 2020	June 30, 2019
Number of rooms	12,994	12,994
Occ	25.9%	80.8%
ADR	$93.09	$133.13
RevPAR	$24.07	$107.59
RevPAR change	(77.6)%

Other non-room operating revenues for the portfolio include food and beverage, and other ancillary revenues such as conference center, market, parking, telephone and cancellation fees. Total non-room operating revenues, including the results of only the hotels in our portfolio that we owned during each of the three months ended June 30, 2020, and the three months ended June 30, 2019, decreased 86.7% over the prior year period driven primarily by reduced demand and services due to the impact of the coronavirus pandemic.

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

Total hotel operating expenses (which exclude transaction related costs, general and administrative, depreciation and amortization, and impairment of goodwill and long-lived assets), including the results of only the hotels in our portfolio that we owned during each of the three months ended June 30, 2020, and the three months ended June 30, 2019, decreased approximately 60.1% over the prior year period primarily due to the impact of various cost reduction measures taken in conjunction with our third party management companies in response to reduced demand at our hotels because of the coronavirus pandemic. These costs reduction measures have included temporary hotel staff reductions and temporary suspension of certain services.

Transaction related costs increased by less than $0.1 million for the three months ended June 30, 2020, compared to the prior year period.

General and administrative decreased by less than $0.1 million for the three months ended June 30, 2020, compared to the prior year period.

Depreciation and amortization decreased approximately $8.0 million for the three months ended June 30, 2020, compared to the prior year period, primarily due to the sale of 40 hotels in 2019 and 2020.

Impairment of goodwill and long-lived assets decreased by $32.6 million for the three months ended June 30, 2020, compared to prior year period. For the three months ended June 30, 2020, there was no impairment on long-lived assets.  For the three months ended June 30, 2019, a $32.6 million impairment on long-lived assets was recorded on 12 hotels classified as assets held for sale. See Note 14 - Impairments to our accompanying consolidated financial statements included in this Quarterly Report on Form 10-Q for further details.

Interest expense decreased $10.3 million for the three months ended June 30, 2020, compared to the prior year period, primarily driven by lower average mortgage debt and lower interest rates. The average interest rate on our mortgage debt was 3.67% for the three months ended June 30, 2020, compared to 5.32% for the three months ended June 30, 2019. Average mortgage debt was $1,328.3 million for the three months ended June 30, 2020, compared to $1,549.7 million for the three months ended June 30, 2019.

Other income changed by $0.3 million for the three months ended June 30, 2020, compared to the prior year period.

Income tax (benefit) expense changed by $9.1 million for the three months ended June 30, 2020, compared to the prior year period, primarily due to the recording of an additional valuation allowance of $9.5 million against our deferred tax assets since it was determined it is more likely than not that certain deferred tax assets will not be realized due to cumulative historical and current tax losses.

Comparison of the Six Months Ended June 30, 2020 to the Six Months Ended June 30, 2019

Room revenues for the portfolio were $123.8 million for the six months ended June 30, 2020, compared to room revenues of $289.3 million for the six months ended June 30, 2019. The decrease in room revenues was driven by lower occupancy as a result of less guest demand due to the coronavirus pandemic as well as the sale of hotels. Room revenues, including the results of only the hotels in our portfolio that we owned during each of the six months ended June 30, 2020, and the six months ended June 30, 2019, decreased 50.0% over the prior year period.

The following table presents actual operating information of the hotels in our portfolio for the periods in which we have owned them.

	Six Months Ended
Total Portfolio	June 30, 2020	June 30, 2019
Number of rooms	12,994	17,324
Occ	43.8%	74.5%
ADR	$115.89	$126.00
RevPAR	$50.72	$93.90

The next table below presents pro-forma operating information only of the hotels in our portfolio that we owned as of June 30, 2020, for the full periods presented. Therefore, this table excludes operating information for a total of 40 hotels, including 20 hotels sold during the first quarter of 2020 and 20 hotels during the third and fourth quarters of 2019.

	Six Months Ended
Pro-forma (104 hotels)	June 30, 2020	June 30, 2019
Number of rooms	12,994	12,994
Occ	43.3%	77.2%
ADR	$117.00	$132.04
RevPAR	$50.67	$101.91
RevPAR change	(50.3)%

Other non-room operating revenues for the portfolio include food and beverage, and other ancillary revenues such as conference center, market, parking, telephone and cancellation fees. Total non-room operating revenues, including the results of only the hotels in our portfolio that we owned during each of the six months ended June 30, 2020, and the six months ended June 30, 2019, decreased 50.3% over the prior year period driven primarily by reduced demand and services due to the impact of the coronavirus pandemic.

Total hotel operating expenses (which exclude transaction related costs, general and administrative, depreciation and amortization, and impairment of goodwill and long-lived assets), including the results of only the hotels in our portfolio that we owned during each of the six months ended June 30, 2020, and the six months ended June 30, 2019, decreased approximately 35.4% over the prior year period primarily due to the impact of various cost reduction measures taken in conjunction with our third party management companies in response to reduced demand at our hotels because of the coronavirus pandemic. These costs reduction measures have included temporary hotel staff reductions and temporary suspension of certain services.

Transaction related costs increased by less than $0.1 million for the six months ended June 30, 2020, compared to the prior year period.

General and administrative increased approximately $0.5 million for the six months ended June 30, 2020, compared to the prior year period.

Depreciation and amortization decreased approximately $13.8 million for the six months ended June 30, 2020, compared to the prior year period, primarily due to the sale of 40 hotels in 2019 and 2020.

Impairment of goodwill and long-lived assets decreased by $12.8 million for the six months ended June 30, 2020, compared to prior year period. For the six months ended June 30, 2020, a $27.6 million impairment on long-lived assets was recorded on four hotels and a goodwill impairment of $3.1 million was recorded on 12 reporting units. For the six months ended June 30, 2019, a $43.5 million impairment on long-lived assets was recorded on 13 hotels. See Note 14 - Impairments to our accompanying consolidated financial statements included in this Quarterly Report on Form 10-Q for further details.

Interest expense decreased $18.4 million for the six months ended June 30, 2020, compared to the prior year period, primarily driven by lower average mortgage debt and lower interest rates. The average interest rate on our mortgage debt was 4.1% for the six months ended June 30, 2020, compared to 5.31% for the six months ended June 30, 2019. Average mortgage debt was $1,377.1 million for the six months ended June 30, 2020, compared to $1,531.5 million for the six months ended June 30, 2019.

Other income changed by less than $0.1 million for the six months ended June 30, 2020, compared to the prior year period.

Income tax (benefit) expense changed by $9.2 million for the six months ended June 30, 2020, compared to the prior year period, primarily due to the recording of an additional valuation allowance of $9.5 million against our deferred tax assets since it was determined it is more likely than not that certain deferred tax assets will not be realized due to cumulative historical and current tax losses.

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

The following table reconciles our net loss attributable to common stockholders in accordance with GAAP to Hotel EBITDA for the three and six months ended June 30, 2020, and for the three and six months ended June 30, 2019 (unaudited in thousands):

	For the Three Months Ended June 30, 2020	For the Three Months Ended June 30, 2019	For the Six Months Ended June 30, 2020	For the Six Months Ended June 30, 2019
Net loss attributable to common stockholders	$(70,578)	$(52,230)	$(137,407)	$(93,383)
Dividends on Class C Units	13,178	12,528	26,190	20,470
Accretion of Class C Units	1,392	1,264	2,751	2,147
Net loss before dividends and accretion (in accordance with GAAP)	(56,008)	(38,438)	(108,466)	(70,766)
Less: Net loss attributable to non-controlling interest	(266)	(19)	(381)	(111)
Net loss and comprehensive loss (in accordance with GAAP)	$(56,274)	$(38,457)	$(108,847)	$(70,877)
Depreciation and amortization	20,274	28,283	42,891	56,768
Impairment of goodwill and long-lived assets	—	32,564	30,675	43,491
Interest expense	14,074	24,372	32,114	50,525
Transaction related costs	591	546	606	546
Other loss (income)	121	(158)	(298)	(332)
Gain on sale of assets, net	(28)	—	(4,200)	(40)
Equity in loss (earnings) of unconsolidated entities	295	(222)	384	(227)
General and administrative	4,765	4,835	10,564	10,058
Income tax (benefit) expense	9,303	247	8,027	(1,144)
Hotel EBITDA	$(6,879)	$52,010	$11,916	$88,768

Hotel EBITDA declined in 2020 compared to 2019 primarily due to the sale of 40 hotels and the impact of the coronavirus pandemic

Cash Flows

Net cash used in operating activities was $37.0 million for the six months ended June 30, 2020. Cash used by operating activities was negatively impacted primarily by lower portfolio performance due to the impact of the coronavirus pandemic and decreases in accounts payable and accrued expenses.

Net cash provided by investing activities was $161.9 million for the six months ended June 30, 2020, primarily impacted by proceeds from the sale of hotels.

Net cash flow used in financing activities was $152.7 million for the six months ended June 30, 2020. Cash used in financing activities was primarily impacted by prepayments of mortgage notes payable on sold hotels and cash distributions paid on Class C Units.

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

Liquidity and Capital Resources

As of December 31, 2019, March 31, 2020 and June 30, 2020, we had cash and cash equivalents on hand of $103.2 million, $101.8 million, and $76.4 million, respectively. Under certain of our debt obligations, we are required to maintain minimum liquidity of $15.0 million to comply with financial covenants, and we expect to satisfy this covenant through liquidity we maintain at individual hotels as well as through other sources.

Our major capital requirements currently include interest and principal payments under our indebtedness and distributions payable with respect to Class C Units, as well as, subject to the actions and agreements described below, PIPs and other hotel capital expenditures and related lender reserve deposits. Beginning in March 2022, we may also be required to fund redemptions of the Class C Units at the option of the holder.

Due to the coronavirus pandemic, as described in more detail above under “—Overview—Coronavirus Pandemic,” we have implemented a variety of liquidity preservation measures, including the closure of hotels, the temporary suspension of certain services, suspending our PIP program, corporate cost-cutting measures and modifications to certain of our debt obligations, but our hotel revenues were not sufficient to pay hotel operating expenses during the months of April and May 2020. Our hotels were approximately breakeven during June, and while we expect July results to be similar to June, our estimated results for the balance of the third quarter and the remainder of 2020 are uncertain given that current demand is being primarily driven by leisure travel, which could diminish as the summer travel season begins to wane. Further, to the extent that hotel revenues do not exceed hotel operating expenses, we have used and will continue to use cash on hand to fund this shortfall, as well as to fund non-hotel expenses, such as interest on our debt obligations, payment of distributions on the Class C Units and general and administrative expenses. Moreover, as a result of the forbearance and loan modification agreements we have entered into with respect to our indebtedness, as well as the periodic debt yield and debt service coverage tests we remain subject to under our indebtedness, we do not expect that excess cash flows, if any, generated by our properties will be available to us for any other purpose for the foreseeable future.

Based on our current projected cash burn rate, which is based on various assumptions (including that we do not obtain additional liquidity from a source other than property operations or negotiate additional modifications to the terms of our debt obligations) and subject to all the uncertainties surrounding the on-going impact of the coronavirus pandemic on the United States economy, the lodging industry, our hotels and our results of operations, we expect we will no longer have sufficient cash on hand to continue to pay our current obligations during the first half of 2021. If we do not meet our future non-hotel obligations, a variety of materially adverse consequences could ensue. Our lenders may pursue any and all available rights and remedies, including declaring our debt obligations to be immediately due and payable, appointing a receiver to take possession and administer one or more of our hotel properties serving as collateral, and commencing foreclosure proceedings on one or more of such properties. Material breaches of the A&R LPA, which may include any failure by us to pay the full amount of cash distributions on Class C Units to the Brookfield Investor on any quarterly distribution date, would give rise to the Brookfield Investor’s right to redeem the Class C Units at a significant premium and, if we fail to complete such redemption, other severe consequences, such as the activation of rights that would allow the Brookfield Investor to appoint a majority of our board of directors and commence selling our assets until the Class C Units have been fully redeemed.

Accordingly, we will require additional liquidity from a source other than property operations, which may not be available on favorable terms or at all. Certain potential sources of additional liquidity such as proceeds from refinancings and asset sales, are not currently available to us in any material amount, and may continue not to be available to us, due to the impact of the coronavirus pandemic. Although we were successful in favorably modifying certain elements of our debt obligations during the second and third quarters, there is no assurance we will be able to achieve modifications in the future. We have commenced discussions with the Brookfield Investor regarding our strategic and liquidity alternatives. There can be no assurance our discussions with the Brookfield Investor will be successful. The failure of these discussions or the failure to obtain additional capital from another source could materially and adversely affect us. Moreover, any transaction with the Brookfield Investor or any other transaction pursuant to which we could obtain additional capital could be on terms that would not be favorable to us or our other stockholders, including high interest rates, in the case of debt, and substantial dilution, in the case of issuing equity or convertible debt securities. Borrowings (as well as certain refinancing transactions) and equity issuances are also subject to the Brookfield Approval Rights, and, if we seek additional capital from another source, there can be no assurance this prior approval will be provided when requested, or at all.

As of June 30, 2020, the Brookfield Investor has made $379.7 million of capital investments by purchasing Class C Units in the OP, and the total liquidation preference of the Class C Units (which includes quarterly PIK Distributions that are paid on the outstanding liquidation preference) was $422.3 million. We received the proceeds from the final sale of Class C Units pursuant to the SPA in February 2019, and the Brookfield Investor no longer has any obligations or rights to purchase additional Class C Units.

We have been undertaking a large-scale PIP program across a significant portion of the hotels in our portfolio for some time. As of June 30, 2020, we had substantially completed work on 80 of the 101 hotels that are part of our PIP program. Since acquiring our hotels, we have reinvested $363.2 million in our hotels through PIPs and other capital improvements, including approximately $60.4 million invested in hotels we have sold. We spent approximately $4.0 million as part of our PIP program and for other capital improvements during the six months ended June 30, 2020.

We are required to periodically deposit reserves with our mortgage lenders that we utilize to fund a portion of the PIP work and other capital improvements.  As of June 30, 2020, we had $32.9 million of PIP and other capital improvements reserves. As of June 30, 2020, we were not required to make any additional PIP reserve deposits during 2020.  However, we were scheduled to fund an aggregate of $10.3 million in PIP reserves with our mortgage lenders during 2021 and 2022.

As part of ongoing liquidity preservation measures we are taking in response to the coronavirus pandemic, we have determined to delay most of the PIP projects that had been scheduled for 2020, as well as certain projects scheduled for future years, and not to make $4.2 million of capital reserve payments to certain of our lenders during April and May 2020, which resulted in the events of default discussed below. We discussed our plans not to make the required capital reserve payments in advance with the lenders and the decisions to delay PIPs and not to make the capital reserve payments were made in conjunction with actions taken by our franchisors temporarily suspending obligations of hotel owners to perform capital improvements and fund capital reserves for at least the remainder of 2020. As described in more detail below, we have entered into agreements with the lenders with respect to forbearance and waiver and deferral of these and future capital reserve obligations and other relief. Continued deferral of capital improvements at our hotels could adversely affect their performance and if the deferrals continue beyond extended deadlines imposed by the franchisors could result in further negotiations with such franchisors as to brand compliance.

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

As of June 30, 2020, we had principal outstanding of $1.3 billion under our indebtedness all of which finances the properties we currently own. As of June 30, 2020, our loan-to-value ratio was 66.0%. This leverage percentage does not include the Class C Units (which may be redeemed by the Brookfield Investor at any time on or after March 31, 2022 for a redemption price equal to the liquidation preference) as indebtedness and is calculated based on total cost of real estate assets before accumulated depreciation and amortization and reduced by cumulative impairment charges. The market value of our real estate assets may be materially lower.

We have financed substantially all our hotels with mortgage debt and, in some cases, mezzanine debt. The maturity date and certain other terms of our mortgage and mezzanine debt obligations are summarized at Note 5 of the consolidated financial statements included in this Quarterly Report on Form 10-Q.

The recent coronavirus pandemic has adversely impacted credit and capital market conditions and as a result of these developments we may be unable to access these markets until conditions normalize.  During 2020, we had two debt obligations scheduled to mature: the $10.5 million Blacksburg JV Loan which was scheduled to mature in June and the $232.0 million Additional Grace Mortgage Loan which was scheduled to mature in October 2020. During June, we agreed with the lender to extend the maturity date of the Blacksburg JV Loan for 18 months until December 2021. In connection with the extension, we also agreed with the lender to certain other modifications to the loan terms, including, upon closing of the extension, we made a $0.525 million payment to reduce the outstanding principal balance of the loan to $9.975 million, and we and the lender agreed that until maturity, the lender will utilize any monthly excess cash flows from the property after payment of interest and property operating expenses and certain other amounts to prepay the principal balance of the loan.

During August 2020, we also agreed with the lender to extend the maturity date of the Additional Grace Mortgage Loan for two years until October 2022, with a borrower option for an additional six month extension until April 2023, subject to a five percent principal prepayment and satisfaction of certain other conditions.  In connection with the extension, we also agreed with the lender to certain other modifications to the loan terms, including we agreed to make twelve monthly principal prepayments of $250,000, or $3.0 million in the aggregate, beginning in October 2021, and continuing through and including September 2022, we and the lender agreed that monthly capital reserve obligations with respect to repair and replacement of furniture, fixtures and equipment and routine capital expenditures will not be required for May through December 2020, and we and the lender agreed that until maturity, the lender will utilize any monthly excess cash flows from the 21 hotel properties that serve as loan collateral, after payment of interest and property operating expenses and certain other amounts, to prepay amounts outstanding under the Additional Grace Mortgage Loan.

During April and May 2020, we did not make required capital reserve payments of approximately $3.9 million under the 92-Pack Loans, which resulted in events of default under the 92-Pack Loans. During May 2020, we did not make required capital reserve payments of approximately $0.3 million under the Additional Grace Mortgage Loan, which resulted in an event of default under the Additional Grace Mortgage Loan. In connection with the extension of the Additional Grace Mortgage Loan, the obligation to make the capital reserve payments for May through December 2020 was waived, and the event of default was thereby cured. Deferrals we have agreed to with our lenders generally extend capital reserve obligations until 2021 and 2022, which could result in greater pressure on our future cash flows.

During June 2020, we entered into forbearance agreements with the lenders under the 92-Pack Loans.  Pursuant to the terms of the forbearance agreements:

●

our capital reserve obligations with respect to PIPs, starting with the payment that was not made in April 2020, have been deferred for nine months and re-scheduled, such that no further PIP reserve payments are required during 2020, and the total of $8.3 million in PIP reserve payments that had been scheduled to be made between April 2020 and May 2021 (the “Deferred PIP Amount”) is now scheduled to be made between January 2021 and February 2022 (including $5.8 million of PIP reserve payments that had been scheduled to be made during 2020);

●

our monthly capital reserve obligations with respect to repair and replacement of furniture, fixtures and equipment and routine capital expenditures will not be required for April through December 2020; and

●

we have agreed to pay all excess cash flows from the 63 hotel properties that serve as loan collateral (after payment of interest on the 92-Pack Loans, property operating expenses and certain other amounts) to the account for PIP reserves with the mortgage lender, with such funds to be applied to future PIP Reserve obligations, until the entire Deferred PIP Amount has been deposited.

The existing events of default under the 92-Pack Loans will continue to exist in full force and effect until the entire Deferred PIP Amount has been deposited and certain other conditions are satisfied, but the lenders have agreed to forbear from collecting default interest and enforcing their rights and remedies under the loan documents as a result of the events of default that have occurred.

Additionally, as of June 30, 2020, we failed to satisfy the debt yield test for the 92-Pack Loans, and we do not anticipate satisfying this test for the foreseeable future. After we have funded the entire Deferred PIP Amount, we expect that the failure to satisfy the debt yield test will cause cash flows from the properties financed after debt service, certain property operating expenses and loan reserves to be diverted to the lender, as additional loan collateral until the test has been satisfied or we prepay sufficient principal to meet the test.

We anticipate that, as of September 30, 2020, we will fail to satisfy the debt yield test for our term loan for two consecutive quarters.  Accordingly, beginning in the fourth quarter of 2020 and continuing for the foreseeable future, we expect that any excess cash flows from the 18 hotel properties that serve as collateral for the term loan will be diverted to the lender, as additional loan collateral until the test has been satisfied or we prepay sufficient principal to meet the test.

During the year ended December 31, 2019, we sold 20 hotels with an aggregate sales price of $138.5 million. These sales generated net proceeds to us of approximately $37.3 million, after prepayment of approximately $101.2 million of related mortgage debt obligations and closing costs. During the six months ended June 30, 2020, we sold 20 hotels with an aggregate sales price of $174.4 million. These sales generated net proceeds to us of approximately $21.2 million, after prepayment of approximately $153.2 million of related mortgage debt obligations and closing costs. We anticipate that substantially all of these proceeds will be utilized for working capital and liquidity purposes in light of the downturn in financial performance we are experiencing due to the coronavirus pandemic. As of June 30, 2020, five of our hotels were subject to definitive sale agreements with an aggregate sales price of $37.8 million where the buyer had made a non-refundable deposit. However, due to the impact of the coronavirus pandemic, we agreed to extend the closing dates for all these sales such that the closings were re-scheduled for later in 2020 or during 2021, and these hotels are no longer classified as held for sale because we were not able to conclude, that, as of June 30, 2020, that the sales are probable to occur and to close within one year. Sales of two of the five hotels closed during August, for an aggregate sales price of $5.0 million.  We used the net proceeds after closing costs to repay $4.8 million of related mortgage debt obligations.  We cannot provide any assurance we will be able to complete the three remaining sales on their current terms or schedule, if at all. We do not anticipate being able to generate any material amounts of liquidity from hotel sales for the foreseeable future.

Distributions

Our distribution policy is subject to revision at the discretion of our board of directors, and may be changed at any time. There can be no assurance that we will resume paying distributions in shares of common stock or in cash at any time in the future. Our ability to make future cash distributions will depend on a number of factors, including our future cash flows, our financial condition, our ability to obtain additional liquidity, which may not be available on favorable terms, or at all, provisions in our agreements that may restrict our ability to pay dividends, capital expenditure requirements, as applicable, requirements of Maryland law and annual distribution requirements needed to maintain our status as a REIT.

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

For the three months ended June 30, 2020 and June 30, 2019, we paid or accrued cash distributions of $7.9 million and $7.5 million and PIK Distributions of 357,349.96 and 339,747.46 Class C Units, respectively, to the Brookfield Investor, as the sole holder of the Class C Units.  For the six months ended June 30, 2020 and June 30, 2019, we paid or accrued cash distributions of $15.7 million and $12.3 million and PIK Distributions of 710,239.79 and 555,126.21 Class C Units, respectively, to the Brookfield Investor, as the sole holder of the Class C Units.

Contractual Obligations

We have the following contractual obligations as of June 30, 2020:

Debt Obligations:

The following is a summary of principal and interest due under our mortgage debt obligations over the next five years and thereafter as of June 30, 2020 (in thousands):

	Total	2020	2021-2022	2023-2024	Thereafter
Principal payments due on mortgage notes payable	$1,327,995	$232,000	$9,975	$1,086,020	$—
Interest payments due on mortgage notes payable	144,024	21,219	68,651	54,154	—
Total	$1,472,019	$253,219	$78,626	$1,140,174	$—

Mortgage notes payable due dates assume exercise of all borrower extension options. Estimated interest payments on our variable rate debt are based on interest rates as of June 30, 2020.

Class C Unit Obligations:

The following table reflects the cash distribution obligations on the Class C Units over the next five years and thereafter as of June 30, 2020 (in thousands):

	Total	2020	2021-2022	2023-2024	Thereafter
Distributions on Class C Units	$66,215	$24,198	$42,017	$—	$—

Beginning in March 2022, we may also be required to fund redemptions of the Class C Units at the option of the holder. The above calculation of cash distributions assumes the Class C Units are redeemed in full on March 31, 2022.

Lease Obligations:

The following table reflects the minimum base rental cash payments under leases of our hotel properties and our corporate office space lease over the next five years and thereafter as of June 30, 2020 (in thousands):

	Total	2020	2021-2022	2023-2024	Thereafter
Lease payments due	$91,488	$2,378	$12,636	$10,883	$65,591

Property Improvement Plan Reserve Deposits:

The following table reflects estimated PIP reserve deposits that are required under our mortgage debt obligations over the next five years and thereafter as of June 30, 2020 (in thousands):

	Total	2020	2021-2022	2023-2024	Thereafter
PIP reserve deposits due	$10,331	$—	$10,331	$—	$—

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

As of June 30, 2020, we had not fixed the interest rate for $1.1 billion of our secured variable-rate debt. As a result, we are subject to the potential impact of rising interest rates, which could negatively impact our profitability and cash flows. In order to mitigate our exposures to changes in interest rates, we have entered into interest rate cap agreements with respect to all $1.1 billion of our variable-rate debt. The estimated impact on our annual results of operations, of an increase of 100 basis points in interest rates, would be to increase annual interest expense by approximately $11.0 million. Decreasing interest rates by 100 basis points, but to no lower than a zero percent variable rate, would decrease annual interest expense by $1.9 million. The estimated impact assumes no changes in our capital structure. As the information presented above includes only those exposures that exist as of June 30, 2020, it does not consider those exposures or positions that could arise after that date. The information represented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.

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

No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The proposed settlement contemplates an aggregate cash payment to us of $15,181,108.47, which will primarily be paid by our director and officer insurers, and the tendering by certain defendants of an aggregate of 83,504 shares of our common stock to us.

The proposed settlement also contemplates the full and complete release of the claims our stockholders asserted in the stockholder derivation action, and under the terms of the proposed settlement, the cash payment to us will be reduced by the District Court-approved attorneys’ fees and expenses to plaintiff’s counsel and contribution award to plaintiff in recognition of the substantial benefit the plaintiff conferred on us in achieving the settlement.

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

On June 9, 2020, the District Court held a settlement hearing to determine whether the proposed settlement and plaintiff’s counsel’s proposed fee application for an award of attorneys’ fees, reimbursement of expenses, and payment of a case contribution award in the aggregate of $2,250,000, are fair, reasonable and adequate, and should therefore be granted final approval. On June 12, 2020, the District Court held a hearing on the pending motions to dismiss the Wollman Court Action, and on June 18, 2020, the District Court dismissed the Wollman Court Action with prejudice. On June 19, 2020, the District Court issued a final order and judgment approving the proposed settlement of the Milliken Court Action and plaintiff’s counsel’s proposed fee application.

On July 17, 2020, Stuart Wollman filed notices of appeal to the United States Court of Appeals for the Second Circuit, of the District Court’s dismissal with prejudice of the Wollman Court Action and the District Court’s final approval of the proposed settlement of the Milliken Court Action.  Under the terms of the Stipulation of Settlement, the proposed settlement of the Milliken Court Action will not become effective until Dr. Wollman’s appeals are resolved.  Although we believe that the Stipulation of Settlement represents a fair and reasonable compromise of the matters in dispute in the litigation, there can be no assurance the settlement will become effective on the proposed terms, or at all.

The claims in the Milliken Court Action do not seek recovery of losses from or damages against us, but instead allege that we have sustained damages as a result of actions by the defendants.  Further, the District Court held that the plaintiff in the Wollman Court Action failed to adequately plead any of his claims, and that one of his claims failed to allege any distinct injury separate from any harm suffered by us, thereby constituting an improper attempt to convert derivative claims into direct or individual claims.  Therefore, we have determined that no accrual of any potential liability was necessary as of June 30, 2020, other than for incurred out-of-pocket legal fees and expenses.

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

The recent novel coronavirus pandemic has already had these effects and has adversely impacted our business. In early March 2020, we started to experience softening of demand and revenue weakness across our portfolio triggered by direct guest cancellations at our hotels as well as cancellations of business and industry conventions and meetings in certain of our markets. These conditions significantly worsened over the course of the month and have continued through the second quarter and into the third quarter as the level of overall business and leisure travel has declined significantly due to concerns about the coronavirus pandemic and actions taken by governments, businesses and other organizations to contain the coronavirus that have included that have included restrictions on travel and the operations of many businesses as well as event cancellations and social distancing measures. During the months of May, June and July, we have seen some return of demand primarily from leisure travelers, although the overall level of guests at our hotels remains substantially lower due to the continuing impact of the coronavirus pandemic.

We anticipate this trend of substantially lower guest demand and revenue at our hotels will continue and the extent to which the coronavirus pandemic will impact our financial results will depend on future developments, which are unknown and cannot be predicted, including how long the pandemic continues and its severity, new information which may emerge concerning the coronavirus, the efficacy of any vaccines or other remedies developed and actions taken to contain the coronavirus pandemic or its impact, among others. The coronavirus pandemic has also triggered a decrease in global economic activity that has resulted in a global recession and the sustained downturn in the U.S. economy has caused an economic recession in the U.S. The continuation of these economic conditions could have further adverse impacts on our business.

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

Many or all facets of our business have been or could be impacted by the coronavirus pandemic. In addition to the impacts on us described above, the coronavirus pandemic has also impacted us in other ways that could have a material adverse effect on our business, financial condition, results of operations and the value of an investment in us due to, among other factors:

●	Credit and capital market conditions have been adversely impacted and we may be unable to access these markets until conditions normalize. As a result, we have agreed to extensions and other modifications for our debt obligations that mature in 2020, and other, debt obligations, all of which were subject to events of default. There can be no assurance will be able to amend or extend our debt obligations in the future, should it become necessary to do so, on favorable terms or at all.

●	As a result of the forbearance and loan modification agreements we have entered into with respect to our indebtedness, as well as the periodic debt yield and debt service coverage tests we remain subject to under our indebtedness, we do not expect that excess cash flows, if any, generated by our properties will be available to us for any other purpose for the foreseeable future.

●	In conjunction with actions taken by our franchisors temporarily suspending obligations of hotel owners to perform capital improvements and fund capital reserves for at least the remainder of 2020, we determined to delay most of the PIP projects that had been scheduled for 2020 as well as certain projects scheduled for future years. Continued deferral of capital improvements at our hotels could adversely affect their performance and if the deferrals continue beyond extended deadlines imposed by the franchisors could result in further negotiations with such franchisors as to brand compliance.

●

Our hotel sale program is subject to market conditions, and, due to the impact of the coronavirus pandemic, we have determined that it is no longer probable that the sales of three hotels subject to definitive sale agreements where the buyer had made a non-refundable deposit will be completed within a year. There can be no assurance we will be successful in selling these hotels, or any other hotels, at our target prices or at all. We do not anticipate being able to generate any material amounts of liquidity from hotel sales for the foreseeable future.

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

●	We are subject to increased risks resulting from remote work arrangements and other operational changes implemented by us and our property managers, including the potential effects on our financial reporting systems and internal controls and procedures, cybersecurity risks and increased vulnerability to security breaches, information technology disruptions and other similar events. During the second quarter of 2020, one of our property managers experienced a ransomware incident. This property manager also provides us with information technology services (in addition to other services) pursuant to an annually renewable shared services agreement, and the incident led to a temporary disruption of access in certain areas of our information technology environment. There is no evidence that any of our information was misappropriated, and we have been assured that the system has now been fully secured. While this incident had no material adverse impact on our business or operations, including our confidential data, there can be no assurance that a similar incident will not occur in the future, which could materially and adversely affect us.

●	We could be adversely affected if our executive officers, management team or a significant percentage of our employees are unable to continue to work because of illness caused by the pandemic, and by the significant time and attention devoted by our management team to monitoring the pandemic, seeking to mitigate its effect on our business and engaging in discussions and negotiations with our lenders and other contract counterparties, which may divert management’s focus from other aspects of our day-to-day business and result in our incurring additional expenses.

●	Many risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2019 should be interpreted as heightened risks as a result of the impact of the coronavirus pandemic.

Due to the impact of the coronavirus pandemic on our business, we expect we will no longer have sufficient cash on hand to continue to pay our current obligations during the first half of 2021 and the additional liquidity from a source other than property operations we require may not be available on favorable terms or at all.

Based on our current projected cash burn rate, which is based on various assumptions (including that we do not obtain additional liquidity from a source other than property operations or negotiate additional modifications to the terms of our debt obligations) and subject to all the uncertainties surrounding the on-going impact of the coronavirus pandemic on the United States economy, the lodging industry, our hotels and our results of operations, we expect we will no longer have sufficient cash on hand to continue to pay our current obligations during the first half of 2021. If we do not meet our future non-hotel obligations, a variety of materially adverse consequences could ensue. Our lenders may pursue any and all available rights and remedies, including declaring our debt obligations to be immediately due and payable, appointing a receiver to take possession and administer one or more of our hotel properties serving as collateral, and commencing foreclosure proceedings on one or more of such properties. Material breaches of the A&R LPA, which may include any failure by us to pay the full amount of cash distributions on Class C Units to the Brookfield Investor on any quarterly distribution date, would give rise to the Brookfield Investor’s right to redeem the Class C Units at a significant premium and, if we fail to complete such redemption, other severe consequences, such as the activation of rights that would allow the Brookfield Investor to appoint a majority of our board of directors and commence selling our assets until the Class C Units have been fully redeemed.

Accordingly, we will require additional liquidity from a source other than property operations, which may not be available on favorable terms or at all. Certain potential sources of additional liquidity such as proceeds from refinancings and asset sales, are not currently available to us in any material amount, and may continue not to be available to us, due to the impact of the coronavirus pandemic. Although we were successful in favorably modifying certain elements of our debt obligations during the second and third quarters, there is no assurance we will be able to achieve modifications in the future. We have commenced discussions with the Brookfield Investor regarding our strategic and liquidity alternatives. There can be no assurance our discussions with the Brookfield Investor will be successful. The failure of these discussions or the failure to obtain additional capital from another source could materially and adversely affect us. Moreover, any transaction with the Brookfield Investor or any other transaction pursuant to which we could obtain additional capital could be on terms that would not be favorable to us or our other stockholders, including high interest rates, in the case of debt, and substantial dilution, in the case of issuing equity or convertible debt securities. Borrowings (as well as certain refinancing transactions) and equity issuances are also subject to the Brookfield Approval Rights, and, if we seek additional capital from another source, there can be no assurance this prior approval will be provided when requested, or at all.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We did not sell any equity securities that were not registered under the Securities Act during the six months ended June 30, 2020.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

On August 3, 2020, we, through certain wholly-owned subsidiaries of the OP (the “HIT Pool II Borrowers”),  entered into a loan modification agreement with the lender under the Additional Grace Mortgage Loan.

Pursuant to the terms of the loan modification agreement:

●

the maturity date of the Additional Grace Mortgage Loan has been extended two years until October 6, 2022, subject to the HIT Pool II Borrowers’ right to further extend the maturity date for an additional six months until April 6, 2023, upon satisfaction of certain conditions, including prepayment by the HIT Pool II Borrowers of five percent of the outstanding principal balance of the loan;

●

commencing on the loan’s monthly payment date in October 2021, and continuing through and including the monthly payment date in September 2022, the HIT Pool II Borrowers have agreed to prepay principal under the Additional Grace Mortgage Loan in an amount equal to $250,000 per month, or $3.0 million in the aggregate;

●

the HIT Pool II Borrowers’ monthly capital reserve obligations with respect to repair and replacement of furniture, fixtures and equipment and routine capital expenditures will not be required for May through December 2020; and

●

the HIT Pool II Borrowers’ have agreed that, until maturity, the lender will utilize any monthly excess cash flows from the 21 hotel properties that serve as loan collateral, after payment of interest and property operating expenses and certain other amounts, to prepay amounts outstanding under the Additional Grace Mortgage Loan.

In connection with the entry into the loan modification agreement by the HIT Pool II Borrowers, the Company entered into a joinder by and agreement of guarantor, pursuant to which, among other things, the Company reaffirmed its obligations under that certain Guaranty of Recourse Obligations, dated as of October 6, 2015, executed by the Company in favor of the lender, and that certain Environmental Indemnity Agreement, dated as of October 6, 2015, executed by the Company and the HIT Pool II Borrowers in favor of the lender, and the Company agreed to certain additional obligations that are recourse to the Company.

The description of the loan modification agreement and the joinder by and agreement of guarantor in this Quarterly Report on Form 10-Q is a summary and is qualified in its entirety by the complete terms of the loan modification agreement and the joinder by and agreement of guarantor.  Copies of the loan modification agreement and the joinder by and agreement of guarantor are attached as Exhibits 10.5 and 10.6 to this Quarterly Report on Form 10-Q and incorporated by reference herein.

Item 6. Exhibits.

EXHIBIT INDEX

The following exhibits are included in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
10.1*	Fifteenth Amendment to Amended and Restated Agreement of Limited Partnership of Hospitality Investors Trust Operating Partnership, L.P. dated as of July 1, 2020, by Hospitality Investors Trust, Inc., as general partner
10.2(1)	Forbearance Agreement, made on June 10, 2020 to be effective as of April 7, 2020, by and among the borrower and operating lessees entities identified on the signature pages thereto, Hospitality Investors Trust Operating Partnership, L.P. and Hospitality Investors Trust, Inc., as guarantors, and Wells Fargo Bank, National Association, as Trustee for the Benefit of Certificateholders of HPLY Trust 2019-HIT Commercial Mortgage Pass-Though Certificates, Series 2019-HIT and the RR Interest Holders, as lender
10.3(1)	Mezzanine A Loan Forbearance Agreement, made on June 10, 2020 to be effective on April 7, 2020, by and among HIT Portfolio I Mezz, LP, as borrower, HIT Portfolio I TRS Holdco, LLC and HIT 2PK TRS Mezz, LLC, collectively, as leasehold pledgor, Hospitality Investors Trust Operating Partnership, L.P. and Hospitality Investors Trust, Inc., as guarantors, and Nonghyup Bank, as Trustee of Meritz Private Real Estate Fund 20, as lender
10.4(1)	Mezzanine B Loan Forbearance Agreement, made on June 10, 2020 to be effective as of April 7, 2020, by and among HIT Portfolio I Mezz B, LLC, as borrower, HIT Portfolio I TRS Mezz B, LLC and HIT 2PK TRS Mezz B, LLC, collectively, as leasehold pledgor, Hospitality Investors Trust Operating Partnership, L.P. and Hospitality Investors Trust, Inc., as guarantors, and CC6 Investments Ltd. and NC Garnet Fund, L.P., as lender
10.5*	Loan Modification Agreement, made on August 3, 2020 to be effective as of May 6, 2020, by and between Wilmington Trust, National Association, as Trustee, for the benefit of the holders of Comm 2015-LC23 Mortgage Trust Commercial Pass-Through Certificates, in such capacity, and on behalf of any related serviced companion loan noteholders, as lender, and the borrower entities identified on the signature pages thereto, as borrowers
10.6*	Joinder by and Agreement of Guarantor by Hospitality Investors Trust, Inc. made on August 3, 2020
31.1*	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*

Written statements of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*

XBRL (eXtensible Business Reporting Language). The following materials from Hospitality Investors Trust, Inc. Quarterly Report on Form 10-Q for the six months ended June 30, 2020, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statements of Changes in Stockholders' Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

* Filed herewith

1.Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on June 15, 2020.

HOSPITALITY INVESTORS TRUST, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOSPITALITY INVESTORS TRUST, INC.

Dated: August 7, 2020	By: /s/ Jonathan P. Mehlman Name: Jonathan P. Mehlman Title: Chief Executive Officer and President (Principal Executive Officer)
Dated: August 7, 2020	By: /s/ Bruce A. Riggins Name: Bruce A. Riggins Title: Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)