Form 10-Q
period 2020-09-30
Hospitality Investors Trust, Inc.
filed 2020-11-12
CIK 1583077

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

The number of shares of the registrant's common stock, $0.01 par value, outstanding as of November 1, 2020 was 39,082,625.

		Page
PART I
Item 1.	Financial Statements	1
	Consolidated Balance Sheets as of September 30, 2020 (Unaudited) and December 31, 2019	1
	Consolidated Statements of Operations and Comprehensive Loss (Unaudited) for the Three Months Ended September 30, 2020 and the Three Months Ended September 30, 2019 and for the Nine Months Ended September 30, 2020 and the Nine Months Ended September 30, 2019	2
	Consolidated Statement of Changes in Equity (Unaudited) for the Three Months Ended September 30, 2020 and the Three Months Ended September 30, 2019 and for the Nine Months Ended September 30, 2020 and the Nine Months Ended September 30, 2019	3
	Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2020 and the Nine Months Ended September 30, 2019	4
	Notes to Consolidated Financial Statements (Unaudited)	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	25
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	39
Item 4.	Controls and Procedures	39
PART II
Item 1.	Legal Proceedings	40
Item 1A.	Risk Factors	41
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	42
Item 3.	Defaults Upon Senior Securities	42
Item 4.	Mine Safety Disclosures	42
Item 5.	Other Information	42
Item 6.	Exhibits	43
Signatures		44

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

HOSPITALITY INVESTORS TRUST, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except for share and per share data)

	September 30, 2020	December 31, 2019
	(unaudited)
ASSETS
Real estate investments:
Land	$259,864	$285,520
Buildings and improvements	1,567,929	1,587,079
Furniture, fixtures and equipment	164,971	218,669
Total real estate investments	1,992,764	2,091,268
Less: accumulated depreciation and amortization	(363,706)	(365,893)
Total real estate investments, net	1,629,058	1,725,375
Cash and cash equivalents	60,832	103,207
Assets held for sale	—	159,309
Restricted cash	40,093	41,413
Investments in unconsolidated entities	2,981	3,357
Right of use assets	54,893	57,799
Prepaid expenses and other assets	19,843	36,346
Goodwill	6,786	9,889
Total Assets	$1,814,486	$2,136,695

LIABILITIES, NON-CONTROLLING INTEREST AND EQUITY
Mortgage notes payable, net	$1,308,583	$1,461,441
Accounts payable and accrued expenses	38,460	54,279
Lease liabilities	49,283	51,756
Total Liabilities	$1,396,326	$1,567,476

Commitments and Contingencies
Contingently Redeemable Class C Units in operating partnership; 28,997,036 and 27,920,954 units issued and outstanding, respectively ($427,706 and $411,834 liquidation preference, respectively)	418,514	398,449

Stockholders' Equity (Deficit)
Preferred stock, $0.01 par value, 50,000,000 shares authorized, one share issued and outstanding	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized, 39,082,625 and 39,151,201 shares issued and outstanding, respectively	391	392
Additional paid-in capital	873,214	871,714
Deficit	(876,426)	(703,611)
Total equity (deficit) of Hospitality Investors Trust, Inc. stockholders	(2,821)	168,495
Non-controlling interests	2,467	2,275
Total Equity (Deficit)	$(354)	$170,770
Total Liabilities, Contingently Redeemable Class C Units, and Stockholders' Equity (Deficit)	$1,814,486	$2,136,695

The accompanying notes are an integral part of these statements.

HOSPITALITY INVESTORS TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except for share and per share data)

(Unaudited)

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Revenues
Rooms	$51,798	$150,133	$175,590	$439,402
Food and beverage	272	4,622	3,914	14,953
Other	2,158	3,931	6,757	11,597
Total revenue	54,228	158,686	186,261	465,952
Operating expenses
Rooms	13,255	38,960	48,306	113,301
Food and beverage	227	4,025	3,688	12,566
Management fees	1,528	4,410	5,119	12,867
Other property-level operating expenses	31,646	64,199	107,632	188,043
Transaction related costs	496	234	1,102	780
General and administrative	6,337	5,105	16,901	15,163
Depreciation and amortization	20,140	26,934	63,031	83,702
Impairment of goodwill and long-lived assets	—	11,677	30,675	55,168
Rent	679	1,674	2,707	4,989
Total operating expenses	74,308	157,218	279,161	486,579
Gain on sale of assets, net	276	1,232	4,476	1,272
Operating (loss) income	$(19,804)	$2,700	$(88,424)	$(19,355)
Interest expense	(13,351)	(22,123)	(45,465)	(72,648)
Other income, net	12,721	983	13,019	1,315
Equity in (loss) earnings of unconsolidated entities	(37)	49	(421)	276
Total other expenses, net	(667)	(21,091)	(32,867)	(71,057)
Loss before taxes	$(20,471)	$(18,391)	$(121,291)	$(90,412)
Income tax expense (benefit)	89	(897)	8,116	(2,041)
Net loss and comprehensive loss	$(20,560)	$(17,494)	$(129,407)	$(88,371)
Less: Net (loss) income attributable to non-controlling interests	(84)	102	(465)	(9)
Net loss before dividends and accretion	$(20,476)	$(17,596)	$(128,942)	$(88,362)
Dividends on Class C Units (cash and PIK)	(13,491)	(12,825)	(39,681)	(33,295)
Accretion of Class C Units	(1,441)	(1,309)	(4,192)	(3,456)
Net loss attributable to common stockholders	$(35,408)	$(31,730)	$(172,815)	$(125,113)

Basic and Diluted net loss attributable to common stockholders per common share	$(0.90)	$(0.81)	$(4.41)	$(3.20)

Basic and Diluted weighted average shares of common stock outstanding	39,154,307	39,140,267	39,145,688	39,131,368

The accompanying notes are an integral part of these statements.

HOSPITALITY INVESTORS TRUST, INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(In thousands, except for share data)

(Unaudited)

	Nine-Month Period Ended September 30, 2020
	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Deficit	Total Equity (Deficit) of Hospitality Investors Trust, Inc. Stockholders	Non-controlling Interests	Total Non-Controlling Interests and Equity (Deficit)
December 31, 2019	39,151,201	$392	$871,714	$(703,611)	$168,495	$2,275	$170,770
Net loss before dividends and accretion	—	—	—	(52,458)	(52,458)	—	(52,458)
Net loss attributable to non-controlling interests	—	—	—	—	—	(115)	(115)
Cash distributions on Class C Units	—	—	—	(7,807)	(7,807)	—	(7,807)
Accretion on Class C Units	—	—	—	(1,359)	(1,359)	—	(1,359)
PIK distributions on Class C Units	—	—	—	(5,205)	(5,205)	—	(5,205)
Share-based payments	—	—	348	—	348	—	348
March 31, 2020	39,151,201	$392	$872,062	$(770,440)	$102,014	$2,160	$104,174
Net loss before dividends and accretion	—	—	—	(56,008)	(56,008)	—	(56,008)
Net loss attributable to non-controlling interests	—	—	—	—	—	(266)	(266)
Dividends paid or declared	—	—	—	—	—	457	457
Cash distributions on Class C Units	—	—	—	(7,907)	(7,907)	—	(7,907)
Accretion on Class C Units	—	—	—	(1,392)	(1,392)	—	(1,392)
PIK distributions on Class C Units	—	—	—	(5,271)	(5,271)	—	(5,271)
Share-based payments	2,393	—	583	—	583	—	583
June 30, 2020	39,153,594	$392	$872,645	$(841,018)	$32,019	$2,351	$34,370
Net loss before dividends and accretion	—	—	—	(20,476)	(20,476)	—	(20,476)
Repurchase and retirement of common stock	(83,504)	(1)	—	—	(1)	—	(1)
Cash contributions from non-controlling interest	—	—	—	—	—	200	200
Net loss attributable to non-controlling interests	—	—	—	—	—	(84)	(84)
Cash distributions on Class C Units	—	—	—	(8,095)	(8,095)	—	(8,095)
Accretion on Class C Units	—	—	—	(1,441)	(1,441)	—	(1,441)
PIK distributions on Class C Units	—	—	—	(5,396)	(5,396)	—	(5,396)
Share-based payments	12,535	—	569	—	569	—	569
September 30, 2020	39,082,625	$391	$873,214	$(876,426)	$(2,821)	$2,467	$(354)

	Nine-Month Period Ended September 30, 2019
	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Deficit	Total Equity (Deficit) of Hospitality Investors Trust, Inc. Stockholders	Non-controlling Interests	Total Non-Controlling Interests and Equity (Deficit)
December 31, 2018	39,134,628	$391	$870,251	$(489,108)	$381,534	$2,535	$384,069
Repurchase and retirement of common stock	(2,177)	—	(20)	—	(20)	—	(20)
Net loss before dividends and accretion	—	—	—	(32,328)	(32,328)	—	(32,328)
Net loss attributable to non-controlling interests	—	—	—	—	—	(92)	(92)
Cash distributions on Class C Units	—	—	—	(4,765)	(4,765)	—	(4,765)
Accretion on Class C Units	—	—	—	(883)	(883)	—	(883)
PIK distributions on Class C Units	—	—	—	(3,177)	(3,177)	—	(3,177)
Share-based payments	—	—	448	—	448	—	448
March 31, 2019	39,132,451	$391	$870,679	$(530,261)	$340,809	$2,443	$343,252
Net loss before dividends and accretion	—	—	—	(38,438)	(38,438)	—	(38,438)
Net loss attributable to non-controlling interests	—	—	—	—	—	(19)	(19)
Dividends paid or declared	—	—	—	—	—	(87)	(87)
Cash distributions on Class C Units	—	—	—	(7,517)	(7,517)	—	(7,517)
Accretion on Class C Units	—	—	—	(1,264)	(1,264)	—	(1,264)
PIK distributions on Class C Units	—	—	—	(5,011)	(5,011)	—	(5,011)
Share-based payments	7,892	—	274	—	274	—	274
June 30, 2019	39,140,343	$391	$870,953	$(582,491)	$288,853	$2,337	$291,190
Net loss before dividends and accretion	—	—	—	(17,596)	(17,596)	—	(17,596)
Net income attributable to non-controlling interests	—	—	—	—	—	102	102
Cash distributions on Class C Units	—	—	—	(7,695)	(7,695)	—	(7,695)
Accretion on Class C Units	—	—	—	(1,309)	(1,309)	—	(1,309)
PIK distributions on Class C Units	—	—	—	(5,130)	(5,130)	—	(5,130)
Share-based payments	10,858	1	375	—	376	—	376
September 30, 2019	39,151,201	$392	$871,328	$(614,221)	$257,499	$2,439	$259,938

The accompanying notes are an integral part of these statements.

HOSPITALITY INVESTORS TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Cash flows from operating activities:
Net loss	$(129,407)	$(88,371)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	63,031	83,702
Impairment of goodwill and long-lived assets	30,675	55,168
Amortization and write-off of deferred financing costs	6,694	7,578
Other adjustments, net	(2,324)	487
Changes in assets and liabilities:
Prepaid expenses and other assets	15,960	(2,842)
Accounts payable and accrued expenses	(15,665)	16,806
Net cash (used in) provided by operating activities	$(31,036)	$72,528

Cash flows from investing activities:
Real estate investment improvements and purchases of property and equipment	(7,523)	(44,167)
Proceeds from sales of hotels, net	177,006	35,452
Other adjustments, net	18	67
Net cash provided by (used in) investing activities	$169,501	$(8,648)

Cash flows from financing activities:
Proceeds from Class C Units	—	219,746
Proceeds from non-controlling interest	200	—
Payment of Class C Units issuance costs	—	(7,756)
Dividends/Distributions paid	(23,352)	(20,064)
Payments of mortgage notes payable	(156,323)	(1,060,665)
Proceeds from mortgage notes payable	—	1,086,100
Deferred financing fees	(2,685)	(17,644)
Mandatorily redeemable preferred securities redemptions	—	(219,746)
Repurchase of shares of common stock	—	(20)
Net cash used in financing activities	$(182,160)	$(20,049)
Net change in cash and cash equivalents and restricted cash	(43,695)	43,831
Cash and cash equivalents and restricted cash, beginning of period	144,620	82,845
Cash and cash equivalents and restricted cash, end of period	$100,925	$126,676

HOSPITALITY INVESTORS TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Supplemental disclosure of cash flow information:
Interest paid	$41,146	$60,363
Income taxes paid, net	$(2,055)	$(592)
Non-cash investing and financing activities:
Accretion of Class C Units	$(4,192)	$(3,456)
PIK accrual on Class C Units	$(15,872)	$(13,318)
Real estate investment improvements and purchases of property and equipment in accounts payable and accrued expenses	$807	$1,118

The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

(Unaudited)

Note 1 - Organization

Hospitality Investors Trust, Inc. (the "Company"), incorporated on July 25, 2013, is a self-managed real estate investment trust ("REIT") that invests primarily in premium-branded select-service lodging properties in the United States. As of September 30, 2020, the Company owns or has an interest in a total of 101 hotels with a total of 12,673 guest rooms located in 29 states. As of September 30, 2020, all but one of these hotels operated under a franchise or license agreement with a national brand owned by one of Hilton Worldwide, Inc., Marriott International, Inc., and Hyatt Hotels Corporation or one of their respective subsidiaries or affiliates. The Company's one unbranded hotel has a direct affiliation with a leading university in Atlanta.

In early March 2020, the Company started to experience the effects of the coronavirus pandemic on its business through softening of demand and revenue weakness across its portfolio triggered by direct guest cancellations at its hotels as well as cancellations of business and industry conventions and meetings in certain of its markets. These conditions significantly worsened over the course of the month and continued through the second and third quarters and into the fourth quarter as the level of overall travel has declined significantly due to concerns about the coronavirus pandemic and actions taken by governments, businesses and other organizations to contain the coronavirus that have included restrictions on travel and the operation of many businesses as well as event cancellations and social distancing measures. During the months of May through October, the Company has seen some return of demand primarily from leisure travelers with occupancy numbers improving each month from May through October, although the overall level of guests at its hotels remains substantially lower due to the continuing impact of the coronavirus pandemic. The Company anticipates that demand from business travelers will remain muted at least until the development and widespread distribution of a coronavirus vaccine.

The Company anticipates this trend of substantially lower guest demand and revenue across its hotel portfolio will continue and the extent to which the coronavirus pandemic will impact the Company’s financial results will depend on future developments, which are unknown and cannot be predicted, including how long the pandemic continues and its severity, new information which may emerge concerning the coronavirus, the efficacy and acceptance of any vaccines or other remedies developed and actions taken to contain the coronavirus pandemic or its impact, consumer preferences and the duration of governmental and business restrictions on travel, among others. Additional waves of the coronavirus pandemic could lead to new travel restrictions and reductions in economic activity resulting in further disruptions to the Company’s operations and cash flows.

The Company has implemented various property-level cost reduction and other liquidity preservation measures in response to the coronavirus pandemic. These measures have included determining to delay most of the property improvement plans (“PIPs”) required by the Company’s franchisors that had been scheduled for 2020 as well as certain projects scheduled for future years, and determining not to make $4.2 million of capital reserve payments due to certain of the Company’s lenders during April and May 2020.  The Company discussed its decision not to make capital reserve payments in advance with the lenders and the decisions to delay PIPs and not to make capital reserve payments were made in conjunction with actions taken by the Company’s franchisors temporarily suspending obligations of hotel owners to perform capital improvements and fund capital reserves for at least the remainder of 2020.  The failure to make the capital reserve payments resulted in events of default under the 92-Pack Loans (as defined in Note 5 below) and the Additional Grace Mortgage Loan (as defined in Note 5 below). The Company reached definitive agreements with the lenders under the 92-Pack Loans during June 2020 and with the lender under the Additional Grace Mortgage Loan in August 2020 with respect to forbearance and waiver and deferral of the unpaid capital reserve obligations and certain future capital reserve obligations, as well as certain other relief. With respect to the Additional Grace Mortgage Loan, the Company’s agreement with the lender also includes an extension of the October 2020 maturity date of such loan. During June 2020, the Company also reached an agreement with the lender to extend the June 2020 maturity date of the Hilton Garden Inn Blacksburg Joint Venture Loan (as defined in Note 5 below). Deferrals the Company has agreed to with its lenders generally extend capital reserve obligations until 2021 and 2022, which could result in greater pressure on the Company’s future cash flows.

As a result of the forbearance and loan modification agreements the Company has entered into with respect to its indebtedness, as well as the periodic debt yield and debt service coverage tests the Company remains subject to under its indebtedness, the Company does not expect that excess cash flows, if any, generated by its properties will be available to the Company for any other purpose for the foreseeable future. Accordingly, the Company will require additional liquidity from a source other than property operations, which may not be available on favorable terms or at all.  Because of the liquidity constraints the Company is facing as a result of the coronavirus pandemic, it has been engaged in ongoing discussions with one of its investors, Brookfield Strategic Real Estate Partners II Hospitality REIT II LLC (the "Brookfield Investor"), regarding strategic and liquidity alternatives.  There can be no assurance these discussions will be successful. The failure of these discussions, as well as the potential consequences of the exercise of related rights or other resulting actions that could be taken by the Brookfield Investor, or the failure to obtain additional capital from another source, could materially and adversely affect the Company. Moreover, any transaction with the Brookfield Investor or any other transaction pursuant to which the Company could obtain additional capital could be on terms that would not be favorable to the Company or its other stockholders.

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

As part of its investment strategy to continue to pursue the sale of non-core hotels and reallocate capital into other corporate purposes, including debt reduction, the Company commenced marketing for sale a total of 45 hotels during the year ended December 31, 2019. As of September 30, 2020, 43 of these hotels have been sold and the remaining two hotels were subject to definitive sale agreements where the buyer had made a non-refundable deposit.  However, due to the impact of the coronavirus pandemic, the Company was not able to conclude as of September 30, 2020, that the sales are probable to occur and to close within one year, so the Company has not classified the hotels as held for sale as of September 30, 2020. During October 2020, the pending sale of one hotel was terminated due to the buyer’s default and the Company was entitled to retain the non-refundable deposit as liquidated damages.  See Note 13 - Sale of Hotels and Assets Held for Sale for additional information.

The Company conducted its initial public offering ("IPO"), from January 2014 until November 2015 without listing shares of its common stock on a national securities exchange, and it has not subsequently listed its shares. There currently is no established trading market for the Company’s shares and there may never be one.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)

The Company is required to annually publish an estimated net asset value per share of common stock ("Estimated Per-Share NAV") pursuant to the rules and regulations of the Financial Industry Regulatory Authority (“FINRA”). On April 21, 2020, the Company's board of directors unanimously approved and the Company published an updated Estimated Per-Share NAV equal to $8.35 based on an estimated fair value of the Company's assets less the estimated fair value of the Company's liabilities, divided by 39,151,201 shares of common stock outstanding on a fully diluted basis as of December 31, 2019 (the "2020 NAV"). The 2020 NAV and the underlying estimates and assumptions are as of December 31, 2019, and have not been revised to reflect any potential negative impact on the Company of the coronavirus pandemic or any other transactions or events occurring subsequent to December 31, 2019. While the Company’s board of directors has approved the 2020 NAV, it has only done so for the sole purpose of allowing the Company to comply with applicable rules of FINRA for use on customer account statements. As a result of the existing and anticipated impact of the coronavirus pandemic and taking into consideration the declines in publicly traded hospitality company stock prices during 2020, the Company’s board of directors believes the 2020 NAV is significantly above the current value of a share of common stock. Accordingly, stockholders should not rely on the 2020 NAV in respect of any investment decisions relating to the Company, including in making any decision to buy or sell shares of the Company’s common stock.  The Company intends to publish an updated Estimated Per-Share NAV on at least an annual basis.

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

The Brookfield Investor holds all the issued and outstanding Class C Units and the sole issued and outstanding Redeemable Preferred Share (as defined herein), and, as a result, has significant governance and other rights that could be used to control or influence the Company's decisions or actions. As of September 30, 2020, the total liquidation preference of the issued and outstanding Class C Units was $427.7 million. The Class C Units are convertible into units of limited partner interest in the OP entitled “OP Units” (“OP Units”), which may be redeemed for shares of the Company’s common stock or, at the Company’s option, the cash equivalent. As of the date of this Quarterly Report on Form 10-Q, the Brookfield Investor owns or controls 42.6% of the voting power of the Company’s common stock on an as-converted basis (See Note 3 - Brookfield Investment for additional information).

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

September 30, 2020

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

Goodwill

The Company allocates goodwill to each reporting unit. For the Company’s purposes, each of its majority-owned hotels is considered a reporting unit. The Company tests goodwill for impairment at least annually, as of March 31, or upon the occurrence of any "triggering events" under ASC section 360, if sooner. Upon the occurrence of any "triggering events," the Company is required to compare the fair value of each reporting unit to which goodwill has been allocated, to the carrying amount of such reporting unit including the allocation of goodwill. If the carrying amount of a reporting unit exceeds its fair value, the Company applies a one-step quantitative test and records the amount of goodwill impairment as the excess of the reporting unit's carrying amount over its fair value, not to exceed the total amount of goodwill allocated to such reporting unit.

During 2019, the Company recorded impairments to goodwill of $0.9 million resulting in a goodwill balance of $9.9 million as of December 31, 2019. The Company recognized goodwill impairment of $3.1 million during the nine months ended September 30, 2020, resulting in a goodwill balance of $6.8 million as of September 30, 2020. There was no goodwill impairment recognized during the three months ended September 30, 2020. See Note 14 - Impairments for impairment disclosures.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

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

Room sales are driven by a fixed fee charged to a hotel guest to stay at the hotel property for an agreed-upon period. A majority of the Company's room reservations are cancellable and the Company transfers promised goods and services to the hotel guest as of the date upon which the hotel guest occupies a room and at the same time earns and recognizes revenue. The Company offers advance purchase reservations that are paid for by the hotel guest in advance and the Company recognizes deferred revenue as a result of such reservations. The Company's obligation to the hotel guest is satisfied as of the date upon which the hotel guest occupies a room. The Company's room revenue accounted for 95.5% and 94.6% of the Company's total revenue for the three months ended September 30, 2020 and 2019, respectively. The Company's room revenue accounted for 94.3% and 94.3% of the Company's total revenue for the nine months ended September 30, 2020 and 2019, respectively. Food, beverage, and other revenue are recognized at the point of sale on the date of the transaction as the hotel guest simultaneously obtains control of the good or service.

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

As of September 30, 2020, the Company determined it is more likely than not that certain deferred tax assets will not be realized due to cumulative historical and current tax losses, which are negative evidence about the Company’s ability to generate future taxable income. As of September 30, 2020, the Company has recorded a full deferred tax valuation allowance of $7.2 million. The deferred tax assets (net of the valuation allowance) are included as part of “Prepaid expenses and other assets” on the Consolidated Balance Sheets and the impact of the valuation allowance in the current period is included as part of the “Income tax expense (benefit)” line item on the Consolidated Statements of Operations and Comprehensive Loss.

GAAP prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. The Company must determine whether it is "more-likely-than-not" that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon settlement in order to determine the amount of benefit to recognize in the financial statements. This accounting standard applies to all tax positions related to income taxes. As of September 30, 2020, the Company's tax years that remain subject to examination by major tax jurisdictions are 2015, 2016, 2017, 2018 and 2019.

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

September 30, 2020

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

Until the Final Closing, the Company could have become obligated pursuant to the SPA with the Brookfield Investor to issue additional Class C Units. This obligation was considered a contingent forward contract under ASC section 480 - Distinguishing Liabilities from Equity, and the Company accounted for it as a liability. The Final Closing with the Brookfield Investor occurred on February 27, 2019, and the Brookfield Investor no longer has any obligations or rights to purchase additional Class C Units. The contingent forward liability was extinguished upon the Final Closing, and, accordingly, the Company will not have any such obligations in the future. The Company had no contingent forward liability as of either December 31, 2019 or September 30, 2020 (See Note 11 - Commitments and Contingencies).

Leases

Effective January 1, 2019, the Company adopted ASU 2016-02 Leases, which requires companies to recognize operating leases under GAAP as “right of use assets” (“ROU assets”) and lease liabilities on the balance sheet. The Company has $54.9 million of ROU assets and $49.3 million of lease liabilities as of September 30, 2020 for its operating leases. The Company's below-market lease intangible, net, of $7.1 million is also included in the ROU assets on the Company's Consolidated Balance Sheets as of September 30, 2020. Prior to January 1, 2019, these amounts were recorded in "Below-market lease, net" on the Company's Consolidated Balance Sheet.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

(Unaudited)

Advertising Costs

The Company expenses advertising costs for hotel operations as incurred. These costs were $2.1 million for the three months ended September 30, 2020, and $5.7 million for the three months ended September 30, 2019. Advertising costs were $7.0 million for the nine months ended September 30, 2020, and $16.5 million for the nine months ended September 30, 2019.

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

	September 30, 2020	December 31, 2019
Trade receivables	$4,561	$7,759
Allowance for doubtful accounts	(586)	(447)
Trade receivables, net of allowance	$3,975	$7,312

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

Derivative Transactions

The Company at certain times enters into derivative instruments to hedge exposure to changes in interest rates. The Company’s derivatives as of September 30, 2020, consist of interest rate cap agreements which it believes will help to mitigate its exposure to increasing borrowing costs under floating rate indebtedness, and a variable interest-only bond which it has acquired in connection with the securitization of one of its mortgage loans to effectively reduce its borrowing costs. The Company has elected not to designate its interest rate cap agreements and the variable interest-only bond as cash flow hedges. The impact of the interest rate caps for the three and nine months ended September 30, 2020 and September 30, 2019, was immaterial to the consolidated financial statements. See Note 5 - Mortgage Notes Payable and Note 10 - Fair Value Measurements for variable interest-only bond disclosures.

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
September 30, 2020
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

(Unaudited)

Class C Units

As of September 30, 2020, the Class C Units reflected on the Consolidated Balance Sheets are reconciled in the following table (in millions):

As of September 30, 2020
Gross Proceeds	$379.7
Less:
Class C Unit issuance costs(1)	$(22.5)
Plus:
PIK Distributions Paid to holders of Class C Units	$48.0
Accretion of carrying value to liquidation preference of Class C Units	$13.2
Change in contingent forward liability	$0.1
Contingently Redeemable Class C Units in operating partnership	$418.5

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

The Brookfield Investor is also entitled to receive tax distributions under certain limited circumstances. As of September 30, 2020, no tax distributions have been paid.

For the three months ended September 30, 2020 and September 30, 2019, the Company paid or accrued cash distributions of $8.1 million and $7.7 million and PIK Distributions of 365,843.03 and 347,822.16 Class C Units, respectively, to the Brookfield Investor, as the sole holder of the Class C Units.  For the nine months ended September 30, 2020 and September 30, 2019, the Company paid or accrued cash distributions of $23.8 million and $20.0 million and PIK Distributions of 1,076,082.82 and 902,948.37 Class C Units, respectively, to the Brookfield Investor, as the sole holder of the Class C Units.

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

September 30, 2020

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)

Note 4 - Leases

As of September 30, 2020, the Company recorded leases of its hotel properties and its corporate office space lease in ROU assets and lease liabilities on the Company’s Consolidated Balance Sheet. The Company's below-market lease intangible, net, which is attributed to its ground leases is also included in the Company's ROU assets. The Company’s leases have remaining lease terms of three to 45 years. Most leases include one or more options to renew, with renewal terms that can extend the lease term from five to 50 years. One Company lease includes a purchase option. Lease extension and termination options require written notice by the Company in accordance with specific parameters addressed in each individual lease. Certain of the leases require variable lease payments typically based on a percentage of hotel revenue but no less than a minimum base rent. The Company's lease agreements do not contain any material residual value guarantees or material restrictive covenants.

During the nine months ended September 30, 2020, the Company entered into agreements with three of its ground lease lessors to provide certain rent deferrals because of the coronavirus pandemic. Rent deferrals under these agreements continue until December 2020 at the latest. All three rent deferrals were immaterial to the financial statements and the total payments do not result in a substantially different obligation for the Company.

For the nine months ended September 30, 2020 and September 30, 2019, the Company paid rental obligations of $2.2 million and $4.1 million, respectively, which was included in the measurement of lease liabilities and ROU assets. The cash paid is included in operating cash flows on the Company's Statement of Cash Flows.

Supplemental balance sheet information related to the Company's leases was as follows:

	Weighted Average Remaining Lease Term	Weighted Average Discount Rate
September 30, 2020	16.5 years	6.33%
December 31, 2019	17.5 years	6.33%

Supplemental income statement information related to the Company's leases was as follows:

	Variable Lease Expense (in thousands)	Rent Expense (in thousands)	Amortization of Below-Market Lease Intangible, net (in thousands)
For the three months ended September 30, 2020	$19	$630	$92
For the nine months ended September 30, 2020	$240	$2,376	$277
For the three months ended September 30, 2019	$201	$1,440	$96
For the nine months ended September 30, 2019	$597	$4,281	$295

Rent expense for the Company’s leases of its hotel properties which includes variable lease payments is recorded in Rent expense on the Consolidated Statement of Operations and Comprehensive Loss. Rent expense for the Company's corporate office space is included in General and administrative expense on the Consolidated Statement of Operations and Comprehensive Loss.

Maturity of Lease Liabilities Analysis as of September 30, 2020 for the Company's operating leases of hotel properties and corporate office space were as follows (in thousands):

	Minimum Rental Commitments	Amortization of Above Market Lease Intangible to Rent Expense	Amortization of Below Market Lease Intangible to Rent Expense	Amortization of Below Market Lease Intangible, net, to Rent Expense
For the three months ending December 31, 2020	$1,793	$(38)	$130	$92
Year ending December 31, 2021	6,584	(153)	522	369
Year ending December 31, 2022	5,913	(153)	522	369
Year ending December 31, 2023	5,489	(153)	522	369
Year ending December 31, 2024	5,256	(153)	522	369
Thereafter	63,074	(1,569)	7,117	5,548
Total lease payments	$88,109	$(2,219)	$9,335	$7,116
Less: Imputed Interest	38,826
Present value of lease liability	$49,283

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

(Unaudited)

Note 5 - Mortgage Notes Payable

The Company’s mortgage notes payable as of September 30, 2020 and December 31, 2019 consist of the following, respectively (in thousands):

	Outstanding Mortgage Notes Payable
Encumbered Properties	September 30, 2020	December 31, 2019	Interest Rate	Payment	Maturity
Hilton Garden Inn Blacksburg Joint Venture	$9,918	$10,500	4.31%	Interest Only, Principal paid at Maturity(1)	December 2021
92 - Pack Mortgage Loan(2)	707,775	810,370	One-month LIBOR plus 2.14%	Interest Only, Principal paid at Maturity	Nov 2021, subject to three, one year extension rights
92 - Pack Senior Mezzanine Loan	81,352	93,146	One-month LIBOR plus 5.60%	Interest Only, Principal paid at Maturity	Nov 2021, subject to three, one year extension rights
92 - Pack Junior Mezzanine Loan	56,948	65,202	One-month LIBOR plus 8.50%	Interest Only, Principal paid at Maturity	Nov 2021, subject to three, one year extension rights
Additional Grace Mortgage Loan -20 properties in Grace Portfolio and one additional property	232,000	232,000	4.96%	Interest Only, Principal paid at Maturity	October 2022
Term Loan -16 properties	228,850	261,948	One-month LIBOR plus 3.00%	Interest Only, Principal paid at Maturity	May 2021, subject to two, one year extension rights
Total Mortgage Notes Payable	$1,316,843	$1,473,166
Less: Deferred Financing, Net	$9,105	$13,113
Plus: Premium on Variable Interest-Only Bond	$845	$1,388
Total Mortgage Notes Payable, Net	$1,308,583	$1,461,441

(1) Until maturity, any monthly excess cash flows from the property after payment of interest and property operating expenses and certain other amounts will be utilized to prepay the principal balance of the loan.

(2) As a result of asset sale activity, the number of hotel properties serving as collateral for this loan has been reduced to 62 as of September 30, 2020.

Interest expense related to the Company's mortgage notes payable for the three months ended September 30, 2020 and for the three months ended September 30, 2019, was $11.6 million and $20.4 million, respectively. Interest expense related to the Company's mortgage notes payable for the nine months ended September 30, 2020 and for the nine months ended September 30, 2019, was $40.5 million and $62.7 million, respectively.

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

September 30, 2020

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

●	the Company has agreed to pay all excess cash flows from the 62 hotel properties that serve as loan collateral (after payment of interest on the 92-Pack Loans, property operating expenses and certain other amounts) to the account for PIP Reserves with the mortgage lender, with such funds to be applied to future PIP Reserve obligations, until the entire Deferred PIP Amount has been deposited.

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

 As of September 30, 2020, the Company has sold 30 hotel properties pursuant to these provisions and prepaid approximately $162.2 million of principal under the mortgage loan and approximately $31.7 million of principal under the mezzanine loans, thereby reducing the number of hotel properties serving as collateral under the 92-Pack Loans to 62 hotels.

For the term of the 92-Pack Loans, the Company and the OP are required to maintain, on a consolidated basis, a net worth of (i) $250.0 million (excluding their interest in the hotel properties serving as collateral and excluding accumulated depreciation and amortization) and (ii) $500.0 million (including their interest in the hotel properties serving as collateral but excluding accumulated depreciation and amortization). As of September 30, 2020, the Company was in compliance with this financial covenant.

Variable Interest-Only Bond

During the year ended December 31, 2019, the Company recorded a derivative asset and premium associated with a variable interest-only bond issued as part of the lenders' securitization of the 92-Pack Mortgage Loan and acquired by the Company in connection with such securitization. The interest-only bond was acquired to effectively reduce the Company’s borrowing cost on the 92-Pack Loans. The premium on the interest-only bond is amortized on a straight-line basis over the life of the bond and is included in the Mortgage notes payable on the Company's Consolidated Balance Sheet as of September 30, 2020 and December 31, 2019. The Company values the derivative asset portion of the variable interest-only bond at fair value (See Note 10 - Fair Value Measurements).

Additional Grace Mortgage Loan

A portion of the purchase price of the Grace Portfolio was financed through additional mortgage financing which loan was refinanced during October 2015 (the “Additional Grace Mortgage Loan”). The Additional Grace Mortgage Loan carries a fixed annual interest rate of 4.96% per annum.  The maturity date of the Additional Grace Mortgage Loan was extended until October 6, 2022 pursuant to the August 2020 loan modification agreement described below. Pursuant to the Additional Grace Mortgage Loan, the Company agreed to make periodic payments into an escrow account for the PIPs required by the franchisors, and the Company made the final PIP reserve payment during June 2018. The Company continues to have obligations to make periodic payments into other capital reserves. The Additional Grace Mortgage Loan includes the following financial covenants: minimum consolidated net worth and minimum consolidated liquidity. As of September 30, 2020, the Company was in compliance with these financial covenants.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

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

During August 2020, the Company entered into a loan modification agreement with the lender under the Additional Grace Mortgage Loan.  Pursuant to the terms of the loan modification agreement:

●

the maturity date of the Additional Grace Mortgage Loan was extended for two years until October 6, 2022, subject to the Company’s right to further extend the maturity date for an additional six months until April 6, 2023, upon satisfaction of certain conditions, including prepayment by the Company of principal to the lender of five percent of the outstanding principal balance of the loan;

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

Term Loan

On April 27, 2017, the Company and the OP, as guarantors, and certain majority-owned subsidiaries of the OP, as borrowers, entered into a Second Amended and Restated Term Loan Agreement (as amended, the “Term Loan”) in an aggregate principal amount of $310.0 million, initially collateralized by 28 of the Company’s hotel properties (each, a “Term Loan Collateral Property”).

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

In connection with a sale or disposition to a third party of an individual Term Loan Collateral Property, such Term Loan Collateral Property may be released from the Term Loan, subject to certain conditions and limitations, by prepayment of a portion of the Term Loan at a release price calculated in accordance with the terms of the Term Loan. As of September 30, 2020, the Company has sold 12 hotel properties pursuant to these provisions and prepaid approximately $56.2 million of principal under the Term Loan, thereby reducing the number of hotel properties serving as collateral under the Term Loan to 16 hotels.

The Term Loan also provides for certain amounts to be deposited into reserve accounts, including with respect to all costs associated with the PIPs required pursuant to the franchise agreements related to the Term Loan Collateral Properties.

For the term of the Term Loan, the Company and the OP are required to maintain, on a consolidated basis, a net worth of $250.0 million (excluding accumulated depreciation and amortization). As of September 30, 2020, the Company was in compliance with this financial covenant.

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

Interest expense related to the Grace Preferred Equity Interests for the three and nine months ended September 30, 2019 was zero and $2.7 million, respectively.

Due to the fact that the Grace Preferred Equity Interests were mandatorily redeemable and certain of their other characteristics, the Grace Preferred Equity Interests were treated as debt in accordance with GAAP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

(Unaudited)

Note 7 - Accounts Payable and Accrued Expenses

The following is a summary of the components of accounts payable and accrued expenses (in thousands):

	September 30, 2020	December 31, 2019
Trade accounts payable	$7,517	$9,679
Accrued expenses	30,943	44,600
Total	$38,460	$54,279

Note 8 - Common Stock

The Company had 39,082,625 and 39,151,201 shares of common stock outstanding as of each of September 30, 2020 and December 31, 2019, respectively. During the three months ended September 30, 2020, an aggregate 83,504 shares of common stock were tendered to the Company pursuant to the settlement of certain litigation.  See Note 11 – Commitments and Contingencies – Litigation below.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

(Unaudited)

Restricted Share Awards

A summary of the Company's restricted share awards for the nine months ended September 30, 2020 is presented below.

	Number of Shares	Weighted Average Grant Date Fair Value (per share)	Aggregate Intrinsic Value (in thousands)
Non-vested December 31, 2019	10,858	$6.91	$75
Granted	11,976	$5.76	$69
Vested	10,858	$6.91	$75
Forfeitures	—	$—	$—
Non-vested September 30, 2020	11,976	$5.76	$69

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

The compensation expense related to restricted shares for the three months ended September 30, 2020 and September 30, 2019 was less than $0.1 million. The compensation expense related to restricted shares for the nine months ended September 30, 2020 and the nine months ended September 30, 2019 was less than $0.1 million. As of September 30, 2020, there was less than $0.1 million of unrecognized compensation expense remaining.

RSU Awards

A summary of the Company's RSU awards for the nine months ended September 30, 2020 is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value (per share)	Aggregate Intrinsic Value (in thousands)
Non-vested December 31, 2019	383,430	$10.74	$4,118
Granted	411,232	$5.76	$2,369
Vested	135,620	$10.93	$1,482
Forfeited	446	$10.17	$5
Non-vested September 30, 2020	658,596	$7.59	$5,000

Outstanding RSU awards made to the Company’s executive officers and other employees during years prior to 2020 generally will vest annually over a four-year vesting period following the date of grant, subject to continued employment through the vesting date.

RSU awards made to the Company’s executive officers during 2020 and thereafter will include a time vesting and performance vesting component.  Fifty percent (50%) of these RSU awards will vest over a three-year period following the date of grant, subject to continued employment through the vesting date, and the remaining fifty percent (50%) of these RSU awards will vest and become payable based on Company performance over a three-year performance period, with the actual number of RSUs payable determined by the Company’s board of directors or compensation committee in its sole discretion based on the achievement of Company performance goals established by the board of directors or compensation committee after consultation with the Company’s chief executive officer, and subject to the executive officer’s continued employment through the vesting date.  RSU awards made to the Company’s other employees during 2020 and thereafter will vest annually over a three-year vesting period following the date of grant, subject to continued employment through the vesting date. RSU awards to directors vest on the earlier of the first anniversary of the date of grant or the date of the next annual meeting of the board of directors following the date of grant, subject to the continued service of the applicable director. Vested RSUs may only be settled in shares of common stock and such settlement generally will be on the earliest of (i) in the calendar year in which the third anniversary of each applicable vesting date occurs, (ii) termination of the recipient’s services to the Company and (iii) a change in control event. As of September 30, 2020, the Company anticipates that all unvested RSUs will vest in accordance with their terms.

The compensation expense related to RSUs for the three months ended September 30, 2020 and the three months ended September 30, 2019 was approximately $0.6 million and $0.4 million, respectively. The compensation expense related to RSUs for the nine months ended September 30, 2020 and the nine months ended September 30, 2019 was approximately $1.5 million and $1.1 million, respectively. As of September 30, 2020, there was $3.8 million of unrecognized compensation expense remaining.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
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

	September 30, 2020
	Carrying Amount	Fair Value
Mortgage notes payable	$1,316,843	$1,315,068
Total	$1,316,843	$1,315,068

The fair value of the mortgage notes payable was determined using the discounted cash flow method and applying current market rates and is classified as level 3 under the fair value hierarchy. Market rates take into consideration general market conditions and maturity.

During the nine months ended September 30, 2020 and September 30, 2019, respectively, the Company recorded impairment losses on its hotel properties (See Note 14 - Impairments). The fair value of these hotel properties other than those subject to definitive sales agreements was based on the observable market data which are considered level 2 inputs under the fair value hierarchy, and unobservable inputs that reflect the Company's internal assumptions, which are considered level 3 inputs under the fair value hierarchy. For the Company's hotels subject to a definitive sales agreement, fair value was equal to the purchase price in the applicable agreement.

During the year ended December 31, 2019, the Company recorded a derivative asset associated with a variable interest-only bond that the Company acquired in connection with the lenders' securitization of the 92-Pack Mortgage Loan (See Note 5 - Mortgage Notes Payable). As of September 30, 2020, the fair value of the derivative asset was $1.0 million which was based on observable market data which are considered level 2 inputs under the fair value hierarchy.

Note 11 - Commitments and Contingencies

Litigation

In the ordinary course of business, the Company may become subject to litigation, claims and regulatory matters. As described in more detail below, the previously disclosed Milliken Court Action (as defined below) and Wollman Court Action (as defined below) were fully resolved and settled during the quarter ended September 30, 2020.  There are no material legal or regulatory proceedings pending or known to be contemplated against the Company at the date of this filing.

On September 4, 2020, the Company and certain other parties entered into a settlement agreement with the plaintiff in the Wollman Court Action that fully resolves and obtains a release of the claims set forth in the Wollman Court Action.  Pursuant to this settlement agreement, the appeals described in more detail below were withdrawn with prejudice.  The separate settlement of the Milliken Court Action (the “Milliken Settlement”) thereby became effective and the settlement funds described below were received.

Pursuant to the Milliken Settlement, the Company received an aggregate cash payment of $15,181,108.47, and from which the Company paid attorneys’ fees, reimbursement of expenses, and a case contribution to plaintiff’s counsel of $2,250,000. The net cash amount received from settlement is recorded in Other income, net, on the Company's Consolidated Statements of Operations and Comprehensive Loss. Settlement and legal fees associated with the legal actions are recorded in General and Administrative expenses on the Company's Consolidated Statements of Operations and Comprehensive Loss. Certain defendants also tendered an aggregate of 83,504 shares of common stock to the Company pursuant to the Milliken Settlement. These tendered shares, which were immediately retired, were treated like a share repurchase and solely impacted stockholders' equity on the Company's Consolidated Balance Sheets.

Also pursuant to the Milliken Settlement, the claims of the Company’s stockholders asserted in the Milliken Court Action were fully and completely released.

As previously disclosed, in May 2018, a special litigation committee (the “SLC”) of the Company’s board of directors (the “Board”) was empowered to investigate claims asserted in shareholder demand letters sent to the Board by counsel for two of the Company’s stockholders, Tom Milliken and Stuart Wollman, as well as the allegations contained in a complaint filed by Mr. Milliken on behalf of the Company and against the Company, as well as the Company's former external advisor, American Realty Capital Hospitality Advisors, LLC (the "Former Advisor"), and various affiliates of the Former Advisor, including the Company’s former property managers (together, the “Former Advisor Defendants”), and certain current and former directors and officers of the Company (the “Director and Officer Defendants”). The complaint was filed in the United States District Court for the Southern District of New York on February 26, 2018 and amended on May 25, 2018 (the “Milliken Court Action”). The amended complaint alleged, among other things, that the Former Advisor and the Director and Officer Defendants breached their fiduciary duties to the Company by putting their own interests above the Company’s interests, which breach was aided and abetted by certain of the Former Advisor Defendants. The amended complaint also asserted a claim for corporate waste against the Former Advisor and Director and Officer Defendants, which was aided and abetted by certain of the Former Advisor Defendants, breach of contract against the Director and Officer Defendants, and unjust enrichment against certain of the Director and Officer Defendants and Former Advisor Defendants.

On October 11, 2019, the SLC submitted to the District Court its report (the “Report”), describing the SLC’s completion, with the assistance of independent counsel, of its investigation of the claims contained in the demand letters and the Milliken Court Action.

The SLC also was empowered to determine whether it is in the Company’s best interest for the claims against the defendants in the Milliken Court Action to proceed.  The Report included the SLC’s initial determination that some but not all of the claims should proceed. The Report also indicated that the SLC had previously reached an agreement-in-principle with one of the Director and Officer Defendants, the Company’s current Chief Executive Officer, to resolve the claims against him with prejudice whereby he would pay back to the Company a portion of certain fees and Company common stock he received.  In the Report, the SLC concluded that: (1) the claims against the Company’s current directors who served on the Board prior to the Initial Closing, the Company’s former director, Robert Burns, and the Company’s former Chief Financial Officer, Edward Hoganson should be dismissed with prejudice, and it is not, therefore, in the best interest of the Company for any claims to proceed against them; and (2) it is in the best interest of the Company for certain claims to proceed against the remaining defendants.

  On December 27, 2019, following extensive settlement discussions, the Company, the Former Advisor Defendants and the Director and Officer Defendants reached an agreement-in-principle concerning the proposed settlement of the Milliken Court Action.

The proposed settlement also contemplated the full and complete release of the claims of the Company’s stockholders asserted in the stockholder derivation action, and under the terms of the proposed settlement, the cash payment to the Company would be reduced by the District Court-approved attorneys’ fees and expenses to plaintiff’s counsel and contribution award to plaintiff in recognition of the substantial benefit the plaintiff conferred on the Company in achieving the settlement.

On January 29, 2020, two days before the District Court deadline for the filing of a stipulation comprising the settlement agreement among the Company and the various defendants in the Milliken Court Action reflecting the agreements-in-principle described above (the “Stipulation of Settlement”), Stuart Wollman filed a separate complaint with the District Court against the Company and all of the defendants in the Milliken Court Action except for certain of the Former Advisor Defendants and Mr. Hoganson (the “Wollman Court Action”), alleging common law fraud on behalf of himself and a putative class of the Company’s  stockholders related to their purchases of Company’s common stock, and seeking rescission or compensatory damages, punitive damages, and attorneys’ fees and costs.  The Wollman Court Action was based on facts that comprise part of the factual basis for and that gave rise to the Milliken Court Action, focusing in particular on disclosures related to the Company’s property management agreements with certain of the Former Advisor Defendants.

On February 3, 2020, the Company and the defendants in the Milliken Court Action filed the Stipulation of Settlement with the District Court.  Dismissal with prejudice of the Wollman Court Action and the exhaustion of all appeals of both the Milliken Court Action and the Wollman Court Action were conditions precedent to the effectiveness of the settlement of the Milliken Court Action.  On February 5, 2020, the District Court issued an order preliminarily approving the proposed settlement of the Milliken Court Action contemplated by the Stipulation of Settlement. On March 25, 2020, Stuart Wollman filed a motion to intervene in the Milliken Court Action and vacate the District Court’s preliminary approval of the proposed settlement on the alleged basis that the settlement was impermissibly broad.  On March 31, 2020, the District Court denied Dr. Wollman’s motion to intervene and vacate and resolved to construe such motion as an objection to the preliminary approval of the proposed settlement of the Milliken Court Action.

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

On July 17, 2020, Stuart Wollman filed notices of appeal to the United States Court of Appeals for the Second Circuit, of the District Court’s dismissal with prejudice of the Wollman Court Action and the District Court’s final approval of the proposed settlement of the Milliken Court Action.  As described above, on September 4, 2020, the Company and certain other parties entered into a settlement agreement with Stuart Wollman that fully resolves and obtains a release of the claims set forth in the Wollman Court Action.  Pursuant to the foregoing settlement agreement, the appeals filed by Dr. Wollman were withdrawn with prejudice.  Because the appeals of the Milliken Court Action and the Wollman Court Action were thereby exhausted, the Milliken Settlement became effective.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
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

Contingent Forward Liability

Until the Final Closing, the Company could have become obligated pursuant to the SPA with the Brookfield Investor to issue additional Class C Units. This obligation was considered a contingent forward contract under ASC section 480 - Distinguishing Liabilities from Equity, and the Company accounted for it as a liability.  On February 27, 2019, the Company used the proceeds from the concurrent sale of Class C Units to the Brookfield Investor at the Final Closing to redeem the remaining $219.7 million in liquidation value of Grace Preferred Equity Interests, and the Brookfield Investor no longer has any obligations or rights to purchase additional Class C Units. The contingent forward liability was extinguished upon the Final Closing, and, accordingly, the Company will not have any such obligations in the future. The Company had no contingent forward liability as of either December 31, 2019 or September 30, 2020.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
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

Holders of Class C Units are entitled to receive, with respect to each Class C Unit, fixed, quarterly cumulative cash distributions at a rate of 7.50% per annum from legally available funds. Holders of Class C Units are also entitled to receive, with respect to each Class C Unit, fixed, quarterly, cumulative PIK Distributions payable in Class C Units at a rate of 5% per annum. For the three months ended September 30, 2020 and September 30, 2019, the Company paid or accrued cash distributions of $8.1 million and $7.7 million and PIK Distributions of 365,843.03 and 347,822.16 Class C Units, respectively, to the Brookfield Investor, as the sole holder of the Class C Units.  For the nine months ended September 30, 2020 and September 30, 2019, the Company paid or accrued cash distributions of $23.8 million and $20.0 million and PIK Distributions of 1,076,082.82 and 902,948.37 Class C Units, respectively, to the Brookfield Investor, as the sole holder of the Class C Units.

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

Note 13 - Sale of Hotels and Assets Held for Sale

Sale of Hotels

During the three months ended September 30, 2020, the Company completed the sale of three hotels for an aggregate sales price of $11.7 million, resulting in a net gain of approximately $0.3 million, which is included in gain on sale of assets on the Company’s Consolidated Statement of Operations and Comprehensive Loss. The Company had previously recognized impairment losses on these hotels in anticipation of their expected sale. The Company used the net proceeds after closing costs to repay $11.1 million of related mortgage debt obligations.

During the nine months ended September 30, 2020, the Company completed the sale of 23 hotels for a sales price of $186.0 million, resulting in a net gain of approximately $4.5 million, which is included in gain on sale of assets on the Company’s Consolidated Statement of Operations and Comprehensive Loss. The Company had previously recognized impairment losses on 19 of these hotels in anticipation of their expected sale. These sales generated net proceeds to the Company of approximately $21.3 million, after prepayment of approximately $164.7 million of related mortgage debt obligations and closing costs.

During the three and nine months ended September 30, 2019, the Company completed the sale of six hotels for a sales price of $37.3 million, resulting in a net gain of approximately $1.2 million, which was included in gain on sale of assets on the Company’s Consolidated Statement of Operations and Comprehensive Loss. The Company had previously recognized impairment losses on five of these hotels in anticipation of their expected sale. These sales generated net proceeds to the Company of approximately $6.4 million, after prepayment of approximately $31.0 million of related mortgage debt obligations and closing costs.

Assets Held for Sale

As of September 30, 2020, there were two hotels subject to definitive sale agreements where the buyer had made a non-refundable deposit. However, due to the impact of the coronavirus pandemic, the Company was not able to conclude as of September 30, 2020, that the sales are probable to occur and to close within one year, so the Company has not classified the hotels as held for sale as of September 30, 2020.  During October 2020, the pending sale of one hotel was terminated due to the buyer’s default and the Company was entitled to retain the non-refundable deposit as liquidated damages.

Note 14 - Impairments

Impairments of Long-Lived Assets

During the three months ended September 30, 2020, the Company did not record any impairment losses. During the nine months ended September 30, 2020 the Company recorded cumulative impairment losses of $27.6 million on four hotels. The goodwill previously allocated to these properties by the Company had been fully written off as part of impairment of goodwill in prior periods and therefore no further impairment of goodwill was recorded. These hotels were identified for impairment review based on their potential sale, resulting in shorter holding periods. The fair value of these four hotels was equal to the purchase price in their applicable sales agreements. A triggering event occurred as of March 31, 2020 due to the coronavirus pandemic which impacted hotel operations. A recoverability test was performed for each hotel, and no impairment was identified.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)

During the three months ended September 30, 2019, the Company identified a total of four hotel properties where the carrying value of the properties exceeded their fair value and management determined the excess carrying value was unrecoverable. These hotels were among the 16 hotels as of September 30, 2019, that were subject to definitive sale agreements where the buyer had made, or was obligated to make, a non-refundable deposit and had been classified as held for sale. The Company recorded cumulative impairment losses of $11.7 million during the three months ended September 30, 2019. The goodwill previously allocated to these properties by the Company had been fully written off as part of impairment of goodwill in prior periods and therefore no further impairment of goodwill was recorded. These hotels were identified for impairment review based on their potential sale, resulting in shorter holding periods. The Company determined the fair value of each hotel was equal to the purchase price in the applicable definitive sales agreement. During the nine months ended September 30, 2019, the Company recorded cumulative impairment losses on 17 hotel properties of $55.2 million. All but one of these 17 hotel properties were either sold or subject to definitive sale agreements as of September 30, 2019.

Impairment of Goodwill

The Company recognized $31.6 million of goodwill as a result of the transactions and consideration paid in connection with its transition to self-management on March 31, 2017. The Company allocated this goodwill to each of its majority-owned hotels based on its determination that each hotel is a reporting unit as defined in US GAAP.  As of December 31, 2019, due to goodwill impairments in prior periods, the carrying amount of goodwill was $9.9 million.

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

During the nine months ended September 30, 2020, the Company determined that approximately $3.1 million of goodwill allocated to 12 reporting units for which the fair value using the income based method was less than the carrying amount was impaired. The range of goodwill impairment recorded by each reporting unit was from less than $0.1 million to $0.5 million, with an average impairment of $0.3 million. No additional goodwill impairment was recognized during the three months ended September 30, 2020.

The Company had no goodwill impairment during the nine months ended September 30, 2019.

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

The following are some of the risks and uncertainties, although not all risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•	The novel coronavirus pandemic has caused a significant decline in travel and demand for hotels and guestrooms which is adversely impacting our business and we anticipate these conditions will continue and may worsen, and the pandemic has also adversely impacted credit and capital market conditions, such that we have been unable to access these markets and this may continue until conditions normalize.
•	Due to the impact of the coronavirus pandemic on our business, we expect we will no longer have sufficient cash on hand to continue to pay our current obligations during the first half of 2021 and the additional liquidity from a source other than property operations we require may not be available on favorable terms or at all.
•

The interests of the Brookfield Investor may conflict with our interests and the interests of our stockholders, and the Brookfield Investor owns all $427.7 million in liquidation preference units of limited partner interests in our operating partnership entitled “Class C Units” (the “Class C Units”) issued and outstanding as of the date hereof and has significant governance and other rights that could be used to control or influence our decisions or actions.

•

The prior approval rights of the Brookfield Investor will restrict our operational and financial flexibility and could prevent us from taking actions that we believe would be in the best interest of our business.

•	We no longer pay distributions and there can be no assurance we will resume paying distributions in the future.
•	The loss of a brand license for any reason, including due to our failure to make required capital expenditures or to comply with other brand requirements, could adversely affect our financial condition and results of operations.
•	Unless the value of our assets grows in excess of the fixed, quarterly, cumulative distribution payable in Class C Units at a rate of 5% per annum ("PIK Distributions") we pay to the holders of the Class C Units, continued accrual of PIK Distributions will have a negative impact on the value of shares of our common stock. The impact of the coronavirus pandemic on the value of our assets is highly uncertain.
•	We have a history of operating losses and there can be no assurance that we will ever achieve profitability.
•	No public market currently exists, or may ever exist, for shares of our common stock which are, and may continue to be, illiquid and difficult for our stockholders to sell.
•	All of the properties we own are hotels, and we are subject to risks inherent in the hospitality industry.
•	We primarily own older hotels, which makes us more susceptible to declines in consumer demand, the impact of increases in hotel supply and downturns in economic conditions.
•	New hotel supply has contributed to declines in occupancy at our hotels in prior periods and may continue to have this effect.
•	Increases in interest rates could increase the amount of our debt payments.
•	We have incurred substantial indebtedness, which may limit our future operational and financial flexibility.
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

•	Increases in labor costs have adversely affected the profitability of our hotels and may continue to do so.
•	Our operating results and the value of our properties are affected by economic, regulatory and environmental changes that have an adverse impact on the real estate market in general and other risks generally incident to the ownership of real estate.
•	A prolonged economic slowdown, a lengthy or severe recession or declining real estate values could harm our investments.
•

Our real estate investments are relatively illiquid and subject to some restrictions on sale, and therefore we may not be able to dispose of properties at the time of our choosing or on favorable terms.

•	Our hotels have been and may continue to be subject to impairment charges, including as a result of significant declines in market value or operating performance caused by the coronavirus pandemic.
•	Our failure to continue to qualify to be treated as a real estate investment trust for U.S. federal income tax purposes ("REIT") could have a material adverse effect on us.

All forward-looking statements should also be read in light of the risks identified in Item 1A of our Annual Report on Form 10-K.

Background

Hospitality Investors Trust, Inc. is a self-managed real estate investment trust ("REIT") that invests primarily in premium-branded select-service lodging properties in the United States. As of September 30, 2020, we own or have an ownership interest in a total of 101 hotels, with a total of 12,673 guestrooms in 29 states.

We believe in affiliating our hotels with premium brands owned by leading international franchisors such as Hilton, Marriott and Hyatt. As of September 30, 2020, all but one of our hotels operated under a franchise or license agreement with a national brand owned by one of Hilton Worldwide, Inc., Marriott International, Inc., and Hyatt Hotels Corporation or one of their respective subsidiaries or affiliates. Our one unbranded hotel has a direct affiliation with a leading university in Atlanta.

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

Overview - Coronavirus Pandemic

In early March 2020, we started to experience the effects of the coronavirus pandemic on our business through softening of demand and revenue weakness across our portfolio triggered by direct guest cancellations at our hotels as well as cancellations of business and industry conventions and meetings in certain of our markets. These conditions significantly worsened over the course of the month and have continued through the second and third quarters and into the fourth quarter as the level of overall travel has declined significantly due to concerns about the coronavirus pandemic and actions taken by governments, businesses and other organizations to contain the coronavirus that have included restrictions on travel and the operations of many businesses as well as event cancellations and social distancing measures. During the months of May through October, we have seen some return of demand primarily from leisure travelers with occupancy numbers improving each month from May through October, although the overall level of guests at our hotels remains substantially lower due to the continuing impact of the coronavirus pandemic. We anticipate that demand from business travelers will remain muted at least until the development and widespread distribution of a coronavirus vaccine. The table below compares pro-forma monthly Occupancy and Average Daily Rate ("ADR") of only the hotels in our portfolio that we owned as of September 30, 2020, for the months of March through October of 2020 and compared to the same months in 2019.  This information may not be indicative of any future period, although we currently expect occupancy percentages for our portfolio for the rest of the fourth quarter of 2020 to be below October 2020 due to the seasonal nature of our business. Our October 2020 Occupancy and ADR figures are preliminary estimates and are therefore subject to change.

	Proforma Monthly Occupancy		Proforma Monthly ADR
	2020	2019	2020	2019
March	40.8%	80.4%	125.49	135.54
April	15.8%	81.2%	93.10	131.82
May	25.9%	79.5%	87.90	133.70
June	36.2%	83.3%	97.34	136.05
July	42.8%	82.3%	100.97	131.97
August	46.6%	79.7%	100.13	130.03
September	48.8%	76.4%	96.31	131.07
October	52.3%	81.6%	96.59	134.84

Despite the improving monthly occupancy results since April, our financial results remain significantly below normal historical levels and as a result for the last eight months we have not generated sufficient cash from our operations to cover all of our obligations. During this period, we have utilized cash on hand to fund non-hotel expenses, such as interest on our debt obligations, payment of distributions on the Class C Units and general and administrative expenses, as well as in certain months a portion of our hotel operating expenses, and we anticipate continuing to use cash on hand for these purposes. Moreover, as a result of the forbearance and loan modification agreements we have entered into with respect to our indebtedness, as well as the periodic debt yield and debt service coverage tests we remain subject to under our indebtedness, we do not expect that excess cash flows, if any, generated by our properties will be available to us for any other purpose for the foreseeable future. Due to the effects of the coronavirus pandemic on our business, and as described in greater detail under “Liquidity and Capital Resources” and “Item 1A. Risk Factors” below, we estimate that without additional liquidity from a source other than property operations or additional modifications to the terms of our debt obligations, we will no longer have sufficient cash on hand to continue to pay our current obligations during the first half of 2021.

We anticipate this trend of substantially lower guest demand and revenue across our hotel portfolio will continue and the extent to which the coronavirus pandemic will impact our financial results will depend on future developments, which are unknown and cannot be predicted, including how long the pandemic continues and its severity, new information which may emerge concerning the coronavirus, the efficacy and acceptance of any vaccines or other remedies developed and actions taken to contain the coronavirus pandemic or its impact, consumer preferences and the duration of governmental and business restrictions on travel, among others. Additional waves of the coronavirus pandemic could lead to new travel restrictions and reductions in economic activity resulting in further disruptions to our operations and cash flows. The coronavirus pandemic has also triggered a decrease in global economic activity that has resulted in a global recession, and the sustained downturn in the U.S. economy has caused an economic recession in the U.S. The continuation of the economic downturn and relative weakness in any recovery could have further adverse impacts on our business.

At the onset of the coronavirus pandemic, we worked closely with our third-party property managers to respond to these developments and to implement various property-level cost reduction and other liquidity preservation measures which have included temporary hotel staff reductions and temporary suspension of certain services. As occupancy has improved, we have adjusted hotel staffing and hotel services to be consistent with guest volume and consumer preferences. To date, largely as a result of the generally lower cost structure of our primarily select-service portfolio and the cost reduction steps we have taken, we have kept substantially all of our hotels open and operating. We have also enhanced our sales efforts by focusing on pandemic specific opportunities and maximizing performance based on available demand. We have not obtained and are no longer pursuing loans pursuant to the Small Business Administration Payroll Protection Program for our properties. We have implemented a corporate overhead savings plan, which has included permanent and temporary reduction in employee headcount, reduction in the 2020 incentive compensation pool and temporary elimination of certain employee benefit programs. We cannot predict how the coronavirus pandemic may impact the prospects for our company and our business generally when conditions normalize. For example, some of the current reduction in travel and consequently guest demand at our hotels may persist due to potentially permanent changes in hotel use patterns and willingness to travel of our guests.  We may also experience higher cost structures due to factors such as new brand standards and increasing guest and staff concerns about cleanliness.

During March 2020, we determined to delay most of the PIP projects that had been scheduled for 2020 as well as certain projects scheduled for future years, and during April and May 2020, we determined not to make $4.2 million of capital reserve payments due under our mortgage and mezzanine indebtedness which had $846.1 million principal outstanding as of September 30, 2020 and is secured by 62 of our hotel properties (the “92-Pack Loans”) and the mortgage indebtedness which had $232.0 million principal outstanding as of September 30, 2020 and is secured by 21 properties (the “Additional Grace Mortgage Loan”), which resulted in events of default under the loans. We discussed our plans not to make the required capital reserve payments in advance with the lenders and the decisions to delay PIPs and not to make the capital reserve payments were made in conjunction with actions taken by our franchisors temporarily suspending obligations of hotel owners to perform capital improvements and fund capital reserves for at least the remainder of 2020.

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

The coronavirus pandemic has also adversely impacted credit and capital market conditions and we may be unable to access these markets until conditions normalize.  During 2020, we had two debt obligations scheduled to mature: $10.5 million principal amount of mortgage debt secured by the Hilton Garden Inn Blacksburg, VA hotel (a joint venture in which we own a 56.5% interest) (the “Blacksburg JV Loan”) which was scheduled to mature in June and $232.0 million principal amount under the Additional Grace Mortgage Loan which was scheduled to mature in October. During June, we agreed with the lender to extend the maturity date of the Blacksburg JV Loan for 18 months until December 2021. During August 2020, we agreed with the lender to extend the maturity date of the Additional Grace Mortgage Loan for two years until October 2022, with a borrower option for an additional six month extension until April 2023, subject to a five percent principal prepayment and satisfaction of certain other conditions.

Notwithstanding the steps we have taken, our hotel revenues were not sufficient to pay hotel operating expenses during the months of April and May 2020. Our hotels were approximately breakeven during June, and we generated $6.9 million of Hotel EBITDA during the third quarter. We expect fourth quarter Hotel EBITDA to be weaker than the third quarter due to normal seasonality of our business and we anticipate leisure travel will slow and business travel will continue to be very limited because of the impact of the coronavirus pandemic. Despite the positive Hotel EBITDA our hotel portfolio generated during the third quarter, we continued to use cash on hand to fund non-hotel expenses, such as interest on our debt obligations, payment of distributions on the Class C Units and general and administrative expenses, and we anticipate continuing to use cash on hand to fund these expenses, as well as any shortfall in hotel revenues over hotel operating expenses, until economic activity and demand for hotel rooms normalize. Moreover, as a result of the forbearance and loan modification agreements we have entered into with respect to our indebtedness, as well as the periodic debt yield and debt service coverage tests we remain subject to under our indebtedness, we do not expect that excess cash flows, if any, generated by our properties will be available to us for any other purpose for the foreseeable future.  Accordingly, we will require additional liquidity from a source other than property operations, which may not be available on favorable terms or at all. For further details, see “Item 1A. Risk Factors — Due to the impact of the coronavirus pandemic on our business, we expect we will no longer have sufficient cash on hand to continue to pay our current obligations during the first half of 2021 and the additional liquidity from a source other than property operations we require may not be available on favorable terms or at all.”

Overview - Other

During 2019, as part of our investment strategy to continue to pursue the sale of non-core hotels and reallocate capital into other corporate purposes, including debt reduction, we commenced marketing for sale a total of 45 hotels. As of September 30, 2020, 43 of these hotels have been sold and the remaining two hotels were subject to definitive sale agreements where the buyer had made a non-refundable deposit. However, due to the impact of the coronavirus pandemic, we were not able to conclude as of September 30, 2020, that the sales are probable to occur and to close within one year, so we have not classified the hotels as held for sale in accordance with GAAP as of September 30, 2020. During October 2020, the pending sale of one hotel was terminated due to the buyer’s default and we were entitled to retain the non-refundable deposit as liquidated damages. See “Results of Operations” below for more detail.

We conducted our initial public offering ("IPO") from January 2014 until November 2015 without listing shares of our common stock on a national securities exchange, and we have not subsequently listed our shares. There currently is no established trading market for our shares and there may never be one.

We are required to annually publish an estimated net asset value per share of common stock ("Estimated Per-Share NAV") pursuant to the rules and regulations of the Financial Industry Regulatory Authority (“FINRA”). On April 21, 2020, our board of directors unanimously approved and we published an updated 2020 Estimated Per-Share NAV equal to $8.35 based on an estimated fair value of our assets less the estimated fair value of our liabilities, divided by 39,151,201 shares of our common stock outstanding on a fully diluted basis as of December 31, 2019 (the "2020 NAV"). The 2020 NAV and the underlying estimates and assumptions are as of December 31, 2019, and have not been revised to reflect any potential negative impact on our company of the coronavirus pandemic or any other transactions or events occurring subsequent to December 31, 2019. While our board of directors has approved the 2020 NAV, it has only done so for the sole purpose of allowing us to comply with applicable rules of FINRA for use on customer account statements. As a result of the existing and anticipated impact of the coronavirus pandemic and taking into consideration the declines in publicly traded hospitality company stock prices during 2020, our board of directors believes the 2020 NAV is significantly above the current value of a share of common stock. Accordingly, stockholders should not rely on the 2020 NAV in respect of any investment decisions relating to our company, including in making any decision to buy or sell shares of our common stock.  We intend to publish an updated Estimated Per-Share NAV on at least an annual basis.

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

On March 31, 2017, the initial closing under the SPA (the "Initial Closing") occurred and various transactions and agreements contemplated by the SPA were consummated and executed, including but not limited to:

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

Holders of Class C Units are entitled to receive, with respect to each Class C Unit, fixed, quarterly cumulative cash distributions at a rate of 7.50% per annum and are also entitled to receive, with respect to each Class C Unit, fixed, quarterly, cumulative PIK Distributions payable in Class C Units at a rate of 5% per annum. As of September 30, 2020, the Brookfield Investor has made $379.7 million of capital investments in us by purchasing Class C Units in the OP, and the total liquidation preference of the Class C Units was $427.7 million. The Class C Units are convertible into units of limited partner interest in the OP entitled “OP Units” (“OP Units”), which may be redeemed for shares of our common stock or, at our option, the cash equivalent. As of September 30, 2020, the Brookfield Investor owns or controls 42.6% of the voting power of our common stock on an as-converted basis. With respect to share ownership limitations contained in our charter intended to ensure our ongoing compliance with REIT requirements, we have granted the Brookfield Investor and its affiliates a waiver of the applicable limitations which permits the Brookfield Investor and its affiliates to own up to 49.9% in value of the aggregate of the outstanding shares of our common stock, subject to terms and conditions set forth in an ownership limit waiver agreement. The SPA also contains certain standstill and voting restrictions applicable to the Brookfield Investor and certain of its affiliates.

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

We conduct substantially all of our business through the OP. We are a general partner and hold substantially all of the OP Units. The Brookfield Investor holds all the issued and outstanding Class C Units, which rank senior in payment of distributions and in the distribution of assets to the OP Units held by us.

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

We contract directly or indirectly, through our taxable REIT subsidiaries, with third-party property management companies to manage our hotel properties.  As of September 30, 2020, 72 of the hotel assets we have acquired were managed by Crestline and 29 of the hotel assets we have acquired were managed by the following other property managers: Hampton Inns Management LLC and Homewood Suites Management LLC, affiliates of Hilton Worldwide Holdings Inc. ("Hilton") (16 hotels), InnVentures IVI, LP (one hotel), and McKibbon Hotel Management, Inc. ("McKibbon") (12 hotels). During 2019 and 2020, we transitioned management of a total of 14 hotels managed by other property managers to Crestline pursuant to Crestline’s right to manage a comparable replacement hotel (i.e., equal or greater historic annual revenue) if we sell a hotel Crestline is currently managing. We expect to similarly transition management of additional hotels to Crestline to the extent we continue to sell Crestline-managed hotels under our hotel sale program. During October 2020, we transitioned management of five hotels to McKibbon, from Hilton.

Our customers have historically fallen into three broad groups: transient business, group business and contract business. Transient business broadly represents individual business or leisure travelers. Business travelers make up the majority of transient demand at our hotels. Group business represents significant blocks of rooms for event-driven business and is primarily corporate users but can also include social events such as wedding parties. Contract business is also primarily comprised of corporate users for fixed rate longer term in nature business such as airline crews.

Our revenues are comprised of rooms revenue, food and beverage revenue and other revenue which accounted for approximately 95.5%, 0.5%, and 4.0%, respectively, of our total revenues for the three months ended September 30, 2020. Hotel operating expenses (which exclude acquisition and transaction costs, general and administrative, depreciation and amortization and impairment of goodwill and long-lived assets) represent approximately 63.7% of our total operating expenses for the three months ended September 30, 2020.

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

Until the Final Closing, we could have become obligated pursuant to the SPA with the Brookfield Investor to issue additional Class C Units. This obligation was considered a contingent forward contract under ASC section 480 - Distinguishing Liabilities from Equity, and we accounted for it as a liability. The Final Closing with the Brookfield Investor occurred on February 27, 2019, and the Brookfield Investor no longer has any obligations or rights to purchase additional Class C Units. The contingent forward liability was extinguished upon the Final Closing, and, accordingly, we will not have any such obligations in the future. The Company had no contingent forward liability as of either December 31, 2019 or September 30, 2020.

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

Results of Operations

Our results of operations have in the past, and may continue to be, impacted by our acquisition and disposition activities. Our hotel portfolio has been acquired through a series of seven portfolio purchases during the period from March 2014 to April 2017, which ranged in size from 116 hotels with a purchase price of $1.8 billion to two hotels with a purchase price of $48.6 million.

We commenced marketing for sale a total of 45 non-core hotels during the year ended December 31, 2019. During the year ended December 31, 2019, we sold 20 non-core hotels and during the nine months ended September 30, 2020, we sold an additional 23 non-core hotels set forth in the table below.

Property	Location	Number of Rooms

Courtyard Gainesville	Gainesville, FL	81
Courtyard Jackson Ridgeland	Jackson, MS	117
Courtyard Memphis Germantown	Germantown, TN	93
Hampton Inn Dallas Addison	Addison, TX	158
Hampton Inn Detroit Northville	Northville, MI	124
Hampton Inn Fort Collins	Fort Collins, CO	75
Hampton Inn Kansas City Airport	Kansas City, MO	120
Hampton Inn Kansas City Overland Park	Overland Park, KS	133
Hampton Inn Columbia I 26 Airport	Columbia West, SC	120
Homewood Suites Jackson Ridgeland	Ridgeland, MS	91
Hyatt Place Baltimore Washington Airport	Linthicum Heights, MD	127
Hyatt Place Birmingham Hoover	Birmingham, AL	126
Hyatt Place Chicago Schaumburg	Schaumburg, IL	127
Hyatt Place Cincinnati Blue Ash	Blue Ash, OH	125
Hyatt Place Columbus Worthington	Columbus, OH	124
Hyatt Place Indianapolis Keystone	Indianapolis North Loop, IN	124
Hyatt Place Kansas City Overland Park Metcalf	Overland Park, KS	124
Hyatt Place Richmond Innsbrook	Glen Allen, VA	124
Residence Inn Jackson Ridgeland	Ridgeland, MS	100
Residence Inn Mobile	Mobile, AL	66
Residence Inn Portland	Portland, OR	168
Springhill Suites San Antonio Medical Center Northwest	San Antonio, TX	112
Staybridge Suites Jackson	Ridgeland, MS	92

The aggregate sales price of these hotels was $186.0 million, resulting in a gain of approximately $4.5 million, which is included in gain on sale of assets on our Consolidated Statement of Operations and Comprehensive Loss. We had previously recognized impairment losses on 19 of these hotels in anticipation of their expected sale and with respect to the 19 previously impaired hotels this gain represents the amount by which the realized sale proceeds exceeded the estimated sales proceeds at the time the impairments were recorded. These sales generated net proceeds to us of approximately $21.3 million, after prepayment of approximately $164.7 million of related mortgage debt obligations and closing costs.

We anticipate that substantially all of these proceeds will be utilized for working capital and liquidity purposes in light of the downturn in financial performance we are experiencing due to the coronavirus pandemic. As of September 30, 2020, two of our hotels were subject to definitive sale agreements with an aggregate sales price of $26.1 million where the buyer had made a non-refundable deposit. However, due to the impact of the coronavirus pandemic, these hotels are no longer classified as held for sale because we were not able to conclude, that, as of September 30, 2020, the sales were probable to occur and to close within one year. During October 2020, the pending sale of one hotel was terminated due to the buyer’s default and we were entitled to retain the non-refundable deposit as liquidated damages.  We do not anticipate being able to generate any material amounts of liquidity from hotel sales for the foreseeable future.

The hotel business is capital-intensive and renovations are a regular part of the business. We have been undertaking a large-scale PIP program across a significant portion of the hotels in our portfolio for some time. As of September 30, 2020, we had substantially completed work on 80 of the 98 hotels that are part of our PIP program. We completed PIP work on 11 hotels in 2017, 30 hotels in 2018, 11 hotels in 2019 and one hotel in 2020.  All of the 43 hotels we sold during 2019 and the nine months ended 2020 had been part of our PIP program prior to sale, and we had completed PIP work on 19 of those hotels prior to sale. As part of the liquidity preservation measures we have implemented in response to the coronavirus pandemic, we have determined to delay most of the PIP projects that had been scheduled for 2020 as well as certain projects scheduled for future years.  We believe these steps are advisable in light of current market conditions and our liquidity position, and these steps are being taken in conjunction with actions taken by our franchisors temporarily suspending obligations of hotel owners to perform capital improvements and fund capital reserves.  We do not expect to perform further PIP work during 2020, and we are unable at this time to estimate when our PIP program will be resumed and, ultimately, completed. We intend to fund this PIP work exclusively from amounts in existing capital reserves held by our lenders.

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

We continue to take steps we believe are prudent and in the best interest of our stockholders with the goal of maximizing long-term value for our stockholders. While it is our intention to achieve a liquidity event, because of the developments in our business as a result of the coronavirus pandemic and other uncertainties, there can be no assurance as to when or if we will ultimately be able to do so and as to the terms of any such liquidity event.

Comparison of the Three Months Ended September 30, 2020 to the Three Months Ended September 30, 2019

Room revenues for the portfolio were $51.8 million for the three months ended September 30, 2020, compared to room revenues of $150.1 million for the three months ended September 30, 2019. The decrease in room revenues was driven by lower occupancy as a result of less guest demand due to the coronavirus pandemic as well as the sale of hotels. Room revenues, including the results of only the hotels in our portfolio that we owned during each of the three months ended September 30, 2020, and the three months ended September 30, 2019, decreased 56.6% over the prior year period.

The following table presents actual operating information of the hotels in our portfolio for the periods in which we have owned them.

	Three Months Ended
Total Portfolio	September 30, 2020	September 30, 2019
Number of rooms	12,673	16,765
Occ	46.0%	77.8%
ADR	$98.72	$125.29
RevPAR	$45.38	$97.45

The next table below presents pro-forma operating information only of the hotels in our portfolio that we owned as of September 30, 2020, for the full periods presented. Therefore, this table excludes operating information for a total of 43 hotels, including 23 hotels sold during the first and third quarters of 2020 and 20 hotels during the third and fourth quarters of 2019.

	Three Months Ended
Pro-forma (101 hotels)	September 30, 2020	September 30, 2019
Number of rooms	12,673	12,673
Occ	46.0%	79.5%
ADR	$99.08	$131.03
RevPAR	$45.60	$104.20
RevPAR change	(56.2)%

Other non-room operating revenues for the portfolio include food and beverage, and other ancillary revenues such as conference center, market, parking, telephone and cancellation fees. Total non-room operating revenues, including the results of only the hotels in our portfolio that we owned during each of the three months ended September 30, 2020, and the three months ended September 30, 2019, decreased 67.8% over the prior year period driven primarily by reduced demand and services due to the impact of the coronavirus pandemic.

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

Total hotel operating expenses (which exclude transaction related costs, general and administrative, depreciation and amortization, and impairment of goodwill and long-lived assets), including the results of only the hotels in our portfolio that we owned during each of the three months ended September 30, 2020, and the three months ended September 30, 2019, decreased approximately 46.1% over the prior year period primarily due to the impact of various cost reduction measures taken in conjunction with our third party management companies in response to reduced demand at our hotels because of the coronavirus pandemic. These costs reduction measures have included temporary hotel staff reductions and temporary suspension of certain services, adjusted, accordingly, as occupancy improves.

Transaction related costs increased by $0.3 million for the three months ended September 30, 2020, compared to the prior year period.

General and administrative increased by $1.2 million for the three months ended September 30, 2020, compared to the prior year period, primarily due to legal fees incurred for stockholder litigation and related legal settlements.

Depreciation and amortization decreased approximately $6.8 million for the three months ended September 30, 2020, compared to the prior year period, primarily due to the sale of 43 hotels in 2019 and 2020.

Impairment of goodwill and long-lived assets decreased by $11.7 million for the three months ended September 30, 2020, compared to prior year period. For the three months ended September 30, 2020, there was no impairment on long-lived assets.  For the three months ended September 30, 2019, a $11.7 million impairment on long-lived assets was recorded on four hotels classified as assets held for sale. See Note 14 - Impairments to our accompanying consolidated financial statements included in this Quarterly Report on Form 10-Q for further details.

Interest expense decreased $8.8 million for the three months ended September 30, 2020, compared to the prior year period, primarily driven by lower average mortgage debt and lower interest rates. The average interest rate on our mortgage debt was 3.42% for the three months ended September 30, 2020, compared to 5.12% for the three months ended September 30, 2019. Average mortgage debt was $1,322.7 million for the three months ended September 30, 2020, compared to $1,553.0 million for the three months ended September 30, 2019.

Other income increased by $11.7 million for the three months ended September 30, 2020, compared to the prior year period, primarily due to the proceeds received from legal settlements. See Note 11 - Commitments and Contingencies to our accompanying consolidated financial statements included in this Quarterly Report on Form 10-Q for further details.

Income tax expense (benefit) changed by $1.0 million for the three months ended September 30, 2020, compared to the prior year period. The income tax expense for the 2020 period includes a $3.1 million reduction of a $9.5 million deferred tax valuation allowance recorded during the three months ended June 30, 2020.

Comparison of the Nine Months Ended September 30, 2020 to the Nine Months Ended September 30, 2019

Room revenues for the portfolio were $175.6 million for the nine months ended September 30, 2020, compared to room revenues of $439.4 million for the nine months ended September 30, 2019. The decrease in room revenues was driven by lower occupancy as a result of less guest demand due to the coronavirus pandemic as well as the sale of hotels. Room revenues, including the results of only the hotels in our portfolio that we owned during each of the nine months ended September 30, 2020, and the nine months ended September 30, 2019, decreased 52.3% over the prior year period.

The following table presents actual operating information of the hotels in our portfolio for the periods in which we have owned them.

	Nine Months Ended
Total Portfolio	September 30, 2020	September 30, 2019
Number of rooms	12,673	16,765
Occ	44.5%	75.6%
ADR	$110.18	$125.76
RevPAR	$49.00	$95.09

The next table below presents pro-forma operating information only of the hotels in our portfolio that we owned as of September 30, 2020, for the full periods presented. Therefore, this table excludes operating information for a total of 43 hotels, including 23 hotels sold during the first and third quarters of 2020 and 20 hotels during the third and fourth quarters of 2019.

	Nine Months Ended
Pro-forma (101 hotels)	September 30, 2020	September 30, 2019
Number of rooms	12,673	12,673
Occ	44.4%	78.3%
ADR	$111.11	$132.18
RevPAR	$49.29	$103.44
RevPAR change	(52.4)%

Other non-room operating revenues for the portfolio include food and beverage, and other ancillary revenues such as conference center, market, parking, telephone and cancellation fees. Total non-room operating revenues, including the results of only the hotels in our portfolio that we owned during each of the nine months ended September 30, 2020, and the nine months ended September 30, 2019, decreased 55.9% over the prior year period driven primarily by reduced demand and services due to the impact of the coronavirus pandemic.

Total hotel operating expenses (which exclude transaction related costs, general and administrative, depreciation and amortization, and impairment of goodwill and long-lived assets), including the results of only the hotels in our portfolio that we owned during each of the nine months ended September 30, 2020, and the nine months ended September 30, 2019, decreased approximately 39.1% over the prior year period primarily due to the impact of various cost reduction measures taken in conjunction with our third party management companies in response to reduced demand at our hotels because of the coronavirus pandemic. These costs reduction measures have included temporary hotel staff reductions and temporary suspension of certain services, adjusted, accordingly, as occupancy improves.

Transaction related costs increased by $0.3 million for the nine months ended September 30, 2020, compared to the prior year period.

General and administrative increased approximately $1.7 million for the nine months ended September 30, 2020, compared to the prior year period, primarily due to legal fees incurred for stockholder litigation and related legal settlements.

Depreciation and amortization decreased approximately $20.7 million for the nine months ended September 30, 2020, compared to the prior year period, primarily due to the sale of 43 hotels in 2019 and 2020.

Impairment of goodwill and long-lived assets decreased by $24.5 million for the nine months ended September 30, 2020, compared to prior year period. For the nine months ended September 30, 2020, a $27.6 million impairment on long-lived assets was recorded on four hotels and a goodwill impairment of $3.1 million was recorded on 12 reporting units. For the nine months ended September 30, 2019, a $55.2 million impairment on long-lived assets was recorded on 17 hotels. See Note 14 - Impairments to our accompanying consolidated financial statements included in this Quarterly Report on Form 10-Q for further details.

Interest expense decreased $27.2 million for the nine months ended September 30, 2020, compared to the prior year period, primarily driven by lower average mortgage debt and lower interest rates. The average interest rate on our mortgage debt was 3.85% for the nine months ended September 30, 2020, compared to 5.12% for the nine months ended September 30, 2019. Average mortgage debt was $1,358.9 million for the nine months ended September 30, 2020, compared to $1,527.3 million for the nine months ended September 30, 2019.

Other income increased by $11.7 million for the nine months ended September 30, 2020, compared to the prior year period, primarily due to the proceeds received from legal settlements. See Note 11 - Commitments and Contingencies to our accompanying consolidated financial statements included in this Quarterly Report on Form 10-Q for further details.

Income tax expense (benefit) changed by $10.2 million for the nine months ended September 30, 2020, compared to the prior year period, primarily due to the recording of an additional net valuation allowance of $6.4 million against our deferred tax assets since it was determined it is more likely than not that certain deferred tax assets will not be realized due to cumulative historical and current tax losses.

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

The following table reconciles our net loss attributable to common stockholders in accordance with GAAP to Hotel EBITDA for the three and nine months ended September 30, 2020, and for the three and nine months ended September 30, 2019 (unaudited in thousands):

	For the Three Months Ended September 30, 2020	For the Three Months Ended September 30, 2019	For the Nine Months Ended September 30, 2020	For the Nine Months Ended September 30, 2019
Net loss attributable to common stockholders	$(35,408)	$(31,730)	$(172,815)	$(125,113)
Dividends on Class C Units	13,491	12,825	39,681	33,295
Accretion of Class C Units	1,441	1,309	4,192	3,456
Net loss before dividends and accretion (in accordance with GAAP)	(20,476)	(17,596)	(128,942)	(88,362)
Less: Net (loss) income attributable to non-controlling interests	(84)	102	(465)	(9)
Net loss and comprehensive loss (in accordance with GAAP)	$(20,560)	$(17,494)	$(129,407)	$(88,371)
Depreciation and amortization	20,140	26,934	63,031	83,702
Impairment of goodwill and long-lived assets	—	11,677	30,675	55,168
Interest expense	13,351	22,123	45,465	72,648
Transaction related costs	496	234	1,102	780
Other income, net	(12,721)	(983)	(13,019)	(1,315)
Gain on sale of assets, net	(276)	(1,232)	(4,476)	(1,272)
Equity in loss (earnings) of unconsolidated entities	37	(49)	421	(276)
General and administrative	6,337	5,105	16,901	15,163
Income tax expense (benefit)	89	(897)	8,116	(2,041)
Hotel EBITDA	$6,893	$45,418	$18,809	$134,186

Hotel EBITDA declined in 2020 compared to 2019 primarily due to the sale of 43 hotels and the impact of the coronavirus pandemic.

Cash Flows

Net cash used in operating activities was $31.0 million for the nine months ended September 30, 2020. Cash used by operating activities was positively impacted by proceeds from the litigation settlement which we will not receive again in future periods and negatively impacted primarily by lower portfolio performance due to the impact of the coronavirus pandemic and decreases in accounts payable and accrued expenses.

Net cash provided by investing activities was $169.5 million for the nine months ended September 30, 2020, primarily impacted by proceeds from the sale of hotels, partially offset by capital investments in our properties.

Net cash flow used in financing activities was $182.2 million for the nine months ended September 30, 2020. Cash used in financing activities was primarily impacted by prepayments of mortgage notes payable on sold hotels and cash distributions paid on Class C Units.

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

Liquidity and Capital Resources

As of December 31, 2019, March 31, 2020, June 30, 2020, and September 30, 2020 we had cash and cash equivalents on hand of $103.2 million, $101.8 million, $76.4 million, and $60.8 million, respectively. Under certain of our debt obligations, we are required to maintain minimum liquidity of $15.0 million to comply with financial covenants, and we expect to satisfy this covenant through liquidity we maintain at individual hotels as well as through other sources.

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

Due to the coronavirus pandemic, as described in more detail above under “—Overview—Coronavirus Pandemic,” we have implemented a variety of liquidity preservation measures, including the temporary closure of certain hotels, the temporary suspension of certain services, suspending our PIP program, corporate cost-cutting measures and modifications to certain of our debt obligations, but our hotel revenues were not sufficient to pay hotel operating expenses during the months of April and May 2020. Our hotels were approximately breakeven during June, and we generated $6.9 million of Hotel EBITDA during the third quarter. We expect fourth quarter Hotel EBITDA to be weaker than the third quarter due to normal seasonality of our business and we anticipate leisure travel will slow and business travel will continue to be very limited because of the impact of the coronavirus pandemic. Despite the positive Hotel EBITDA our hotel portfolio generated during the third quarter, we continued to use cash on hand to fund non-hotel expenses, such as interest on our debt obligations, payment of distributions on the Class C Units and general and administrative expenses, and we anticipate continuing to use cash on hand to fund these expenses, as well as any shortfall in hotel revenues over hotel operating expenses, until economic activity and demand for hotel rooms normalize. Moreover, as a result of the forbearance and loan modification agreements we have entered into with respect to our indebtedness, as well as the periodic debt yield and debt service coverage tests we remain subject to under our indebtedness, we do not expect that excess cash flows, if any, generated by our properties will be available to us for any other purpose for the foreseeable future.

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

During the three months ended September 30, 2020, we received $12.7 million in net cash proceeds from legal settlements (before legal fees associated with the legal actions). See Note 11 - Commitments and Contingencies to our accompanying consolidated financial statements included in this Quarterly Report on Form 10-Q for further details. These amounts, which we will not receive again in future periods, were used for current obligations.

Accordingly, we will require additional liquidity from a source other than property operations, which may not be available on favorable terms or at all. Certain potential sources of additional liquidity such as proceeds from refinancings and asset sales, are not currently available to us in any material amount, and may continue not to be available to us, due to the impact of the coronavirus pandemic. Although we were successful in favorably modifying certain elements of our debt obligations during the second and third quarters, there is no assurance we will be able to achieve modifications in the future. We have been engaged in ongoing discussions with the Brookfield Investor regarding our strategic and liquidity alternatives. There can be no assurance our discussions with the Brookfield Investor will be successful. The failure of these discussions or the failure to obtain additional capital from another source could materially and adversely affect us. Moreover, any transaction with the Brookfield Investor or any other transaction pursuant to which we could obtain additional capital could be on terms that would not be favorable to us or our other stockholders, including high interest rates, in the case of debt, and substantial dilution, in the case of issuing equity or convertible debt securities. Borrowings (as well as certain refinancing transactions) and equity issuances are also subject to the Brookfield Approval Rights, and, if we seek additional capital from another source, there can be no assurance this prior approval will be provided when requested, or at all.

As of September 30, 2020, the Brookfield Investor has made $379.7 million of capital investments by purchasing Class C Units in the OP, and the total liquidation preference of the Class C Units (which includes quarterly PIK Distributions that are paid on the outstanding liquidation preference) was $427.7 million. We received the proceeds from the final sale of Class C Units pursuant to the SPA in February 2019, and the Brookfield Investor no longer has any obligations or rights to purchase additional Class C Units.

We have been undertaking a large-scale PIP program across a significant portion of the hotels in our portfolio for some time. As of September 30, 2020, we had substantially completed work on 80 of the 98 hotels that are part of our PIP program. Since acquiring our hotels, we have reinvested $366.3 million in our hotels through PIPs and other capital improvements, including approximately $64.3 million invested in hotels we have sold. We spent approximately $7.5 million as part of our PIP program and for other capital improvements during the nine months ended September 30, 2020.

We are required to periodically deposit reserves with our mortgage lenders that we utilize to fund a portion of the PIP work and other capital improvements.  As of September 30, 2020, we had $31.0 million of PIP and other capital improvements reserves. As of September 30, 2020, we were not required to make any additional PIP reserve deposits during 2020.  However, we were scheduled to fund an aggregate of $10.3 million in PIP reserves with our mortgage lenders during 2021 and 2022.

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

As of September 30, 2020, we had principal outstanding of $1.3 billion under our indebtedness all of which finances the properties we currently own. As of September 30, 2020, our loan-to-value ratio was 65.7%. This leverage percentage does not include the Class C Units (which may be redeemed by the Brookfield Investor at any time on or after March 31, 2022 for a redemption price equal to the liquidation preference) as indebtedness and is calculated based on total cost of real estate assets before accumulated depreciation and amortization and reduced by cumulative impairment charges. The market value of our real estate assets may be materially lower.

We have financed substantially all our hotels with mortgage debt and, in some cases, mezzanine debt. The maturity date and certain other terms of our mortgage and mezzanine debt obligations are summarized at Note 5 of the consolidated financial statements included in this Quarterly Report on Form 10-Q.

The coronavirus pandemic has adversely impacted credit and capital market conditions and we may be unable to access these markets until conditions normalize.  During 2020, we had two debt obligations scheduled to mature: the $10.5 million Blacksburg JV Loan which was scheduled to mature in June and the $232.0 million Additional Grace Mortgage Loan which was scheduled to mature in October 2020. During June, we agreed with the lender to extend the maturity date of the Blacksburg JV Loan for 18 months until December 2021. In connection with the extension, we also agreed with the lender to certain other modifications to the loan terms, including, upon closing of the extension, we made a $0.525 million payment to reduce the outstanding principal balance of the loan to $9.975 million, and we and the lender agreed that until maturity, the lender will utilize any monthly excess cash flows from the property after payment of interest and property operating expenses and certain other amounts to prepay the principal balance of the loan.

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

We have the right to extend $1,075 million of the $1,085 million of our indebtedness scheduled to mature during 2021, and we expect to extend these obligations in accordance with their terms.

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

●

our monthly capital reserve obligations with respect to repair and replacement of furniture, fixtures and equipment and routine capital expenditures will not be required for April through December 2020; and

●

we have agreed to pay all excess cash flows from the 62 hotel properties that serve as loan collateral (after payment of interest on the 92-Pack Loans, property operating expenses and certain other amounts) to the account for PIP reserves with the mortgage lender, with such funds to be applied to future PIP Reserve obligations, until the entire Deferred PIP Amount has been deposited.

The existing events of default under the 92-Pack Loans will continue to exist in full force and effect until the entire Deferred PIP Amount has been deposited and certain other conditions are satisfied, but the lenders have agreed to forbear from collecting default interest and enforcing their rights and remedies under the loan documents as a result of the events of default that have occurred.

Additionally, beginning as of June 30, 2020, we failed to satisfy the debt yield test for the 92-Pack Loans, and we do not anticipate satisfying this test for the foreseeable future. After we have funded the entire Deferred PIP Amount, we expect that the failure to satisfy the debt yield test will cause cash flows from the properties financed after debt service, certain property operating expenses and loan reserves to be diverted to the lender, as additional loan collateral until the test has been satisfied or we prepay sufficient principal to meet the test.

Beginning as of September 30, 2020, we also failed to satisfy the debt yield test for our term loan, and we do not anticipate satisfying this test for the foreseeable future.  Accordingly, we expect that any excess cash flows from the 16 hotel properties that serve as collateral for the term loan will be diverted to the lender, as additional loan collateral until the test has been satisfied or we prepay sufficient principal to meet the test.

During the year ended December 31, 2019, we sold 20 hotels with an aggregate sales price of $138.5 million. These sales generated net proceeds to us of approximately $37.3 million, after prepayment of approximately $101.2 million of related mortgage debt obligations and closing costs. During the nine months ended September 30, 2020, we sold 23 hotels with an aggregate sales price of $186.0 million. These sales generated net proceeds to us of approximately $21.3 million, after prepayment of approximately $164.7 million of related mortgage debt obligations and closing costs. We anticipate that substantially all of these proceeds will be utilized for working capital and liquidity purposes in light of the downturn in financial performance we are experiencing due to the coronavirus pandemic. As of September 30, 2020, two of our hotels were subject to definitive sale agreements with an aggregate sales price of $26.1 million where the buyer had made a non-refundable deposit. However, due to the impact of the coronavirus pandemic, these hotels are no longer classified as held for sale because we were not able to conclude, that, as of September 30, 2020, the sales were probable to occur and to close within one year. During October 2020, the pending sale of one hotel was terminated due to the buyer’s default and we were entitled to retain the non-refundable deposit as liquidated damages.  We do not anticipate being able to generate any material amounts of liquidity from hotel sales for the foreseeable future.

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

For the three months ended September 30, 2020 and September 30, 2019, we paid or accrued cash distributions of $8.1 million and $7.7 million and PIK Distributions of 365,843.03 and 347,822.16 Class C Units, respectively, to the Brookfield Investor, as the sole holder of the Class C Units.  For the nine months ended September 30, 2020 and September 30, 2019, we paid or accrued cash distributions of $23.8 million and $20.0 million and PIK Distributions of 1,076,082.82 and 902,948.37 Class C Units, respectively, to the Brookfield Investor, as the sole holder of the Class C Units.

Contractual Obligations

We have the following contractual obligations as of September 30, 2020:

Debt Obligations:

The following is a summary of principal and interest due under our mortgage debt obligations over the next five years and thereafter as of September 30, 2020 (in thousands):

	Total	2020	2021-2022	2023-2024	Thereafter
Principal payments due on mortgage notes payable	$1,316,843	$—	$241,918	$1,074,925	$—
Interest payments due on mortgage notes payable	153,793	11,399	88,964	53,430	—
Total	$1,470,636	$11,399	$330,882	$1,128,355	$—

Mortgage notes payable due dates assume exercise of all borrower extension options. Estimated interest payments on our variable rate debt are based on interest rates as of September 30, 2020.

Class C Unit Obligations:

The following table reflects the cash distribution obligations on the Class C Units over the next five years and thereafter as of September 30, 2020 (in thousands):

	Total	2020	2021-2022	2023-2024	Thereafter
Distributions on Class C Units	$50,215	$8,198	$42,017	$—	$—

Beginning in March 2022, we may also be required to fund redemptions of the Class C Units at the option of the holder. The above calculation of cash distributions assumes the Class C Units are redeemed in full on March 31, 2022.

Lease Obligations:

The following table reflects the minimum base rental cash payments under leases of our hotel properties and our corporate office space lease over the next five years and thereafter as of September 30, 2020 (in thousands):

	Total	2020	2021-2022	2023-2024	Thereafter
Lease payments due	$88,077	$1,761	$12,497	$10,745	$63,074

Property Improvement Plan Reserve Deposits:

The following table reflects estimated PIP reserve deposits that are required under our mortgage debt obligations over the next five years and thereafter as of September 30, 2020 (in thousands):

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

As of September 30, 2020, we had not fixed the interest rate for $1.1 billion of our secured variable-rate debt. As a result, we are subject to the potential impact of rising interest rates, which could negatively impact our profitability and cash flows. In order to mitigate our exposures to changes in interest rates, we have entered into interest rate cap agreements with respect to all $1.1 billion of our variable-rate debt. The estimated impact on our annual results of operations, of an increase of 100 basis points in interest rates, would be to increase annual interest expense by approximately $10.9 million. Decreasing interest rates by 100 basis points, but to no lower than a zero percent variable rate, would decrease annual interest expense by $1.7 million. The estimated impact assumes no changes in our capital structure. As the information presented above includes only those exposures that exist as of September 30, 2020, it does not consider those exposures or positions that could arise after that date. The information represented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.

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

No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The material legal proceedings to which we were a party during the three months ended September 30, 2020 are described under the heading “Litigation” included in Note 11 – Commitments and Contingencies to our consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

The novel coronavirus pandemic has already had these effects and has adversely impacted our business. In early March 2020, we started to experience softening of demand and revenue weakness across our portfolio triggered by direct guest cancellations at our hotels as well as cancellations of business and industry conventions and meetings in certain of our markets. These conditions significantly worsened over the course of the month and have continued through the second and third quarters and into the fourth quarter as the level of overall travel has declined significantly due to concerns about the coronavirus pandemic and actions taken by governments, businesses and other organizations to contain the coronavirus that have included that have included restrictions on travel and the operations of many businesses as well as event cancellations and social distancing measures. During the months of May through October, we have seen some return of demand primarily from leisure travelers with occupancy numbers improving each month from May through October, although the overall level of guests at our hotels remains substantially lower due to the continuing impact of the coronavirus pandemic. We anticipate that demand from business travelers will remain muted at least until the development and widespread distribution of a coronavirus vaccine.

We anticipate this trend of substantially lower guest demand and revenue at our hotels will continue and the extent to which the coronavirus pandemic will impact our financial results will depend on future developments, which are unknown and cannot be predicted, including how long the pandemic continues and its severity, new information which may emerge concerning the coronavirus, the efficacy of any vaccines or other remedies developed and actions taken to contain the coronavirus pandemic or its impact, among others. Additional waves of the coronavirus pandemic could lead to new travel restrictions and reductions in economic activity resulting in further disruptions to our operations and cash flows. The coronavirus pandemic has also triggered a decrease in global economic activity that has resulted in a global recession and the sustained downturn in the U.S. economy has caused an economic recession in the U.S. The continuation of the economic downturn and relative weakness in any recovery could have further adverse impacts on our business.

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

Many or all facets of our business have been or could be impacted by the coronavirus pandemic. In addition to the impacts on us described above, the coronavirus pandemic has also impacted us in other ways that could have a material adverse effect on our business, financial condition, results of operations and the value of an investment in us due to, among other factors:

●	Credit and capital market conditions have been adversely impacted and we may be unable to access these markets until conditions normalize. As a result, we have agreed to extensions and other modifications for our debt obligations that mature in 2020, and other, debt obligations, all of which were subject to events of default. There can be no assurance will be able to amend or extend our debt obligations in the future, should it become necessary to do so, on favorable terms or at all.

●	As a result of the forbearance and loan modification agreements we have entered into with respect to our indebtedness, as well as the periodic debt yield and debt service coverage tests we remain subject to under our indebtedness, we do not expect that excess cash flows, if any, generated by our properties will be available to us for any other purpose for the foreseeable future. Deferrals we have agreed to with our lenders generally extend capital reserve obligations until 2021 and 2022, which could result in greater pressure on our future cash flows. We may have insufficient cash on hand to meet our debt obligations or fail to satisfy financial covenant or other obligations under our indebtedness.

●	In conjunction with actions taken by our franchisors temporarily suspending obligations of hotel owners to perform capital improvements and fund capital reserves for at least the remainder of 2020, we determined to delay most of the PIP projects that had been scheduled for 2020 as well as certain projects scheduled for future years. Continued deferral of capital improvements at our hotels could adversely affect their performance and if the deferrals continue beyond extended deadlines imposed by the franchisors could result in further negotiations with such franchisors as to brand compliance.

●	Due to the impact of the coronavirus pandemic, we do not anticipate being able to generate any material amounts of liquidity from hotel sales for the foreseeable future.

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

Accordingly, we will require additional liquidity from a source other than property operations, which may not be available on favorable terms or at all. Certain potential sources of additional liquidity such as proceeds from refinancings and asset sales, are not currently available to us in any material amount, and may continue not to be available to us, due to the impact of the coronavirus pandemic. Although we were successful in favorably modifying certain elements of our debt obligations during the second and third quarters, there is no assurance we will be able to achieve modifications in the future. We have been engaged in ongoing discussions with the Brookfield Investor regarding our strategic and liquidity alternatives. There can be no assurance our discussions with the Brookfield Investor will be successful. The failure of these discussions or the failure to obtain additional capital from another source could materially and adversely affect us. Moreover, any transaction with the Brookfield Investor or any other transaction pursuant to which we could obtain additional capital could be on terms that would not be favorable to us or our other stockholders, including high interest rates, in the case of debt, and substantial dilution, in the case of issuing equity or convertible debt securities. Borrowings (as well as certain refinancing transactions) and equity issuances are also subject to the Brookfield Approval Rights, and, if we seek additional capital from another source, there can be no assurance this prior approval will be provided when requested, or at all.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During September 2020, an aggregate of 83,504 shares of common stock were tendered to us pursuant to the terms of the settlement of litigation as described in more detail elsewhere in this Quarterly Report on Form 10-Q.  See Note 11 - Commitments and Contingencies to our accompanying consolidated financial statements.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

EXHIBIT INDEX

The following exhibits are included in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
10.1*	Sixteenth Amendment to Amended and Restated Agreement of Limited Partnership of Hospitality Investors Trust Operating Partnership, L.P. dated as of September 30, 2020, by Hospitality Investors Trust, Inc., as general partner
10.2(1)	Loan Modification Agreement, made on August 3, 2020 to be effective as of May 6, 2020, by and between Wilmington Trust, National Association, as Trustee, for the benefit of the holders of Comm 2015-LC23 Mortgage Trust Commercial Pass-Through Certificates, in such capacity, and on behalf of any related serviced companion loan noteholders, as lender, and the borrower entities identified on the signature pages thereto, as borrowers
10.3(1)	Joinder by and Agreement of Guarantor by Hospitality Investors Trust, Inc. made on August 3, 2020
31.1*	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*

Written statements of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*

XBRL (eXtensible Business Reporting Language). The following materials from Hospitality Investors Trust, Inc. Quarterly Report on Form 10-Q for the nine months ended September 30, 2020, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statements of Changes in Stockholders' Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

* Filed herewith

1.Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 7, 2020.

HOSPITALITY INVESTORS TRUST, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOSPITALITY INVESTORS TRUST, INC.

Dated: November 12, 2020	By: /s/ Jonathan P. Mehlman Name: Jonathan P. Mehlman Title: Chief Executive Officer and President (Principal Executive Officer)
Dated: November 12, 2020	By: /s/ Bruce A. Riggins Name: Bruce A. Riggins Title: Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)