Form 10-K
period 2020-12-31
Hospitality Investors Trust, Inc.
filed 2021-03-30
CIK 1583077

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended December 31, 2020

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐ Yes ☐ No

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒No

There is no established public market for the registrant's shares of common stock.

The number of outstanding shares of the registrant's common stock on March 15, 2021 was 39,082,625 shares.

HOSPITALITY INVESTORS TRUST, INC.

FORM 10-K

Year Ended December 31, 2020

This Annual Report on Form 10-K may contain registered trademarks, including Hampton Inn®, Hampton Inn and Suites®, Homewood Suites®, Embassy Suites®, DoubleTree® and Hilton Garden Inn®, which are the exclusive property of Hilton Worldwide, Inc.® and its subsidiaries and affiliates, Courtyard® by Marriott, Fairfield Inn and Suites®, TownePlace Suites®, SpringHill Suites®, Residence Inn® and Westin® which are the exclusive property of Marriott International, Inc.® or one of its affiliates, and Hyatt House® and Hyatt Place®, which are the exclusive property of Hyatt Hotels Corporation® or one of its affiliates. For convenience, the applicable trademark or service mark symbol has been omitted but will be deemed to be included wherever the above referenced terms are used.

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

These forward-looking statements are subject to risks, uncertainties and other factors, many of which are outside of our control, which could cause actual results to differ materially from the results contemplated by the forward-looking statements. Some of the risks and uncertainties, although not all risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements are set forth in “Risk Factors” (Part I, Item 1A of this Annual Report on Form 10-K), and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (Part II, Item 7).

ii

PART I

Item 1. Business.

Overview

Hospitality Investors Trust, Inc. is a self-managed real estate investment trust (“REIT”) that invests primarily in premium-branded select-service lodging properties in the United States. We were incorporated on July 25, 2013 as a Maryland corporation and elected to be taxed as a REIT beginning with the taxable year ended December 31, 2014. As of December 31, 2020, we own or have an ownership interest in a total of 101 hotels, with a total of 12,673 guestrooms in 29 states.

We believe in affiliating our hotels with premium brands owned by leading international franchisors such as Hilton Worldwide Holdings, Inc. ("Hilton"), Marriott International, Inc. ("Marriott") and Hyatt Hotels Corporation ("Hyatt"). These brands represent the delivery of consistently high-quality hotel accommodations with value-oriented pricing that we believe appeals to a wide range of customers, including both business and leisure travelers. As of December 31, 2020, all but one of our hotels operated under a franchise or license agreement with a national brand owned by one of Hilton, Marriott and Hyatt or one of their respective subsidiaries or affiliates.

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

Coronavirus Pandemic

We have been significantly impacted by the effects of the coronavirus pandemic. The pandemic has caused a significant decline in travel and demand for hotels and guestrooms which continues to adversely impact our business, and we anticipate these conditions will continue and may worsen. The pandemic has also adversely impacted credit and capital market conditions, such that we have been unable to access these markets and this may continue until conditions normalize. We believe our concentration of hotels in “drive-to” markets has allowed our occupancy numbers to recover from the onset of the coronavirus pandemic in March and April of 2020, although occupancy and financial performance at our hotels remain substantially below pre-pandemic levels.  Since April 2020, our financial results have been significantly below normal historical levels and as a result for the last 12 months we have not generated sufficient cash from our operations to cover all of our obligations. During this period, we have utilized cash on hand to fund non-hotel expenses, such as interest on our debt obligations, payment of distributions on units of limited partner interests in our operating partnership entitled “Class C Units” (the “Class C Units”) and general and administrative expenses, as well as in certain months a portion of our hotel operating expenses, and we anticipate continuing to use cash on hand for these purposes. Moreover, as a result of the forbearance and loan modification agreements we have entered into with respect to our indebtedness, as well as the periodic debt yield and debt service coverage tests we remain subject to under our indebtedness, we do not expect that excess cash flows, if any, generated by our properties will be available to us for any other purpose for the foreseeable future. We estimate that without additional liquidity from a source other than property operations, we will no longer have sufficient cash on hand to continue to pay our current obligations during the first half of 2021. Accordingly, we will soon require additional liquidity from a source other than property operations, and to date we have not been able to identify an available source that can satisfy this requirement other than the Brookfield Investor.

Potential Restructuring

We have been engaged in ongoing discussions with Brookfield Strategic Real Estate Partners II Hospitality REIT II LLC (the “Brookfield Investor”) regarding our strategic and liquidity alternatives. As part of these ongoing discussions, during December 2020, we entered into an amendment (the “December LPA Amendment”) with the Brookfield Investor to the Amended and Restated Agreement of Limited Partnership (as amended, the “A&R LPA”) of our operating partnership, Hospitality Investors Trust Operating Partnership, L.P. (the “OP”), pursuant to which the cash distribution payable to the Brookfield Investor on December 31, 2020 was converted into a PIK Distribution (as defined below). The objective of the December LPA Amendment was to preserve at least in the short-term our cash position as we continued discussions with the Brookfield Investor regarding a holistic solution to our liquidity dilemma, but it did not address our long-term need for additional capital. As our discussions with the Brookfield Investor have continued during the first quarter of 2021, we are in ongoing discussions concerning the possibility of entering into a definitive and comprehensive agreement on the terms of a series of deleveraging or restructuring transactions (the “Restructuring Transactions”) that would include, among other things, filing by us and the OP of pre-packaged Chapter 11 cases under the U.S. Bankruptcy Code in the State of Delaware to implement the Restructuring Transactions pursuant to a plan of reorganization (a “Pre-Packaged Bankruptcy”).

On March 30, 2021, to address our short-term liquidity needs as our discussions with the Brookfield Investor regarding the Restructuring Transactions remain ongoing, we entered into another amendment to the A&R LPA (the “March LPA Amendment” and, together with the “December LPA Amendment,” the “LPA Amendments”) with the Brookfield Investor pursuant to which the cash distribution payable to the Brookfield Investor with respect to its Class C Units on March 31, 2021 was converted into a PIK Distribution. We have also received consent to a Pre-Packaged Bankruptcy from certain of our franchisors and are engaged in discussions with other stakeholders with respect to a possible Pre-Packaged Bankruptcy.

There can be no assurance, however, that our discussions with the Brookfield Investor will ultimately lead to a definitive restructuring support agreement (a “Restructuring Support Agreement”) on favorable terms, or at all. Moreover, even if we are able to enter into a Restructuring Support Agreement with the Brookfield Investor, the Restructuring Transactions will remain subject to significant conditions, including our obtaining consents from all of our lenders, our franchisors and other third parties in interest, and there will still be no assurance we will be able to complete the Restructuring Transactions, including a Pre-Packaged Bankruptcy, on their contemplated terms, or at all. A Pre-Packaged Bankruptcy, like any bankruptcy, is expected to place our common stockholders at significant risk of losing all or substantially all of the value of their investment in our common stock and materially and adversely affect us. Furthermore, even if we are able to complete the Restructuring Transactions, including a Pre-Packaged Bankruptcy, there can be no assurance that we will not once again need additional capital, which may or may not be available on favorable terms, or that we will be successful in executing our business plan post-emergence from bankruptcy and achieving our strategic goals.

Hotels

During 2019, as part of our investment strategy to continue to pursue the sale of non-core hotels and reallocate capital into other corporate purposes, including debt reduction, we commenced marketing for sale a total of 45 hotels. As of December 31, 2020, 43 of these hotels have been sold, the pending sale of one hotel was terminated during October 2020 due to the buyer’s default and we were entitled to retain the non-refundable deposit as liquidated damages, and the final hotel was subject to a definitive sale agreement where the buyer has made a non-refundable deposit and closing is scheduled for July 2021.

The tables below include the following details for our hotel portfolio as of December 31, 2020, measured by number of rooms:

•	our top 20 markets as designated by STR, Inc. (“STR”);
•	chain scale mix(1), as designated by STR, and hotel brand; and
•	hotel location type, as designated by STR.

(1) STR generally classifies hotel brands into one of the following six chain scale segments, ranked from highest average daily rate to lowest: luxury, upper upscale, upscale, upper midscale, midscale and economy.

	# of	%
	Hotels	by Rooms
Top 20 Markets
Orlando, FL	4	6.2%
Atlanta, GA	3	4.3%
West Palm Beach/Boca Raton, FL	4	3.8%
San Diego, CA	3	3.0%
Chicago, IL	2	2.9%
Norfolk/Virginia Beach, VA	2	2.8%
Austin, TX	3	2.7%
Memphis, TN-AR-MS	3	2.6%
Baltimore, MD	2	2.5%
Seattle, WA	2	2.4%
Tampa/St Petersburg, FL	3	2.4%
Dallas, TX	2	2.4%
Denver, CO	2	2.2%
Connecticut Area	2	2.2%
Arizona Area	2	2.2%
Knoxville, TN	3	2.2%
Albuquerque, NM	2	2.0%
Nashville, TN	2	2.0%
Louisville, KY-IN	2	2.0%
Indiana North	2	1.8%
Top 20 Markets	50	54.6%

All Other Markets	51	45.4%

Total Portfolio	101	100.0%

	# of	%
	Hotels	by Rooms
Chain Scale/Brand
Upscale
Courtyard	16	16.6%
Residence Inn	16	11.2%
Homewood Suites	9	10.3%
Hyatt Place	7	7.5%
Hilton Garden Inn	6	6.5%
Springhill Suites	7	6.0%
Hyatt House	1	1.2%
Doubletree	1	1.0%
Upscale Total	63	60.3%

Upper Midscale
Hampton Inn/Hampton Inn & Suites	30	28.8%
Fairfield Inn	4	4.4%
TownePlace Suites	1	0.7%
Upper Midscale Total	35	33.9%

Upper Upscale
Independent(1)	1	2.0%
Embassy Suites	1	1.9%
Westin	1	1.9%
Upper Upscale Total	3	5.8%

Total Portfolio	101	100.0%

	# of	%
	Hotels	by Rooms
STR Location
Suburban	55	50.4%
Urban	18	21.2%
Airport	12	10.9%
Small Metro/Town	9	8.6%
Resort	5	7.3%
Interstate	2	1.6%
		%
Total Portfolio	101	100.0%

(1) In February 2021, we defaulted on our Georgia Tech Hotel & Conference Center ground lease and entered into a forbearance agreement with the lenders under the related mortgage indebtedness, and, as a result of our default, the ground lessor has exercised its right to terminate the ground lease, effective as of March 31, 2021.  See Note 17 – Subsequent Events to our accompanying consolidated financial statements included in this Annual Report on Form 10-K for more details.

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

Estimated Per-Share NAV

We are required to annually publish a per share estimated value of our common stock (“Estimated Per-Share NAV”) pursuant to the rules and regulations of the Financial Industry Regulatory Authority ("FINRA"). On April 21, 2020, our board of directors unanimously approved and we published an updated Estimated Per-Share NAV equal to $8.35 based on an estimated fair value of our assets less the estimated fair value of our liabilities, divided by 39,151,201 shares of our common stock outstanding on a fully diluted basis as of December 31, 2019 (the “2020 NAV”).

Moreover, as discussed in more detail elsewhere in this Annual Report on Form 10-K, we have been engaged in ongoing discussions with the Brookfield Investor regarding the terms of the Restructuring Transactions, which would include, among other things, a Pre-Packaged Bankruptcy. A Pre-Packaged Bankruptcy, like any bankruptcy, is expected to place our common stockholders at significant risk of losing all or substantially all of the value of their investment in our common stock. Moreover, seeking bankruptcy court protection could have a material adverse effect on our business, financial condition, results of operations and liquidity.

The 2020 NAV and the underlying estimates and assumptions are as of December 31, 2019, and have not been revised to reflect any potential negative impact on our company of the coronavirus pandemic, a Pre-Packaged Bankruptcy or any other transactions or events occurring subsequent to December 31, 2019.

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

For further information, see “Item 1A. Risk Factors — Our Estimated Per-Share NAV was determined as December 31, 2019 and does not reflect any potential negative impact of the coronavirus pandemic after that date or any negative impact of  a Pre-Packaged Bankruptcy, which is expected to place our stockholders at significant risk of losing all or substantially all of the value of their investment in our common stock and materially and adversely affect us.”

Brookfield Investment

On January 12, 2017, we, along with our OP, entered into a Securities Purchase, Voting and Standstill Agreement (the “SPA”) with the Brookfield Investor, pursuant to which the Brookfield Investor agreed to make capital investments in our company of up to $400 million by purchasing units of limited partner interest in the OP entitled “Class C Units” (“Class C Units”) through February 2019. The initial closing under the SPA (the “Initial Closing”) occurred on March 31, 2017, followed by subsequent closings on February 27, 2018 and February 27, 2019.   At the Initial Closing, in addition to Class C Units, the Brookfield Investor also purchased one share of a new series of preferred stock designated as the Redeemable Preferred Share, par value $0.01 per share (the "Redeemable Preferred Share"), for a nominal purchase price. Pursuant to the SPA, the Brookfield Investor made $379.7 million of capital investments in us by purchasing Class C Units, but the Brookfield Investor no longer has any obligations or rights to purchase additional Class C Units pursuant to the SPA or otherwise. As of December 31, 2020, the total liquidation preference of the Class C Units (which includes quarterly PIK Distributions that are paid on the outstanding liquidation preference) was $441.4 million.

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

The Class C Units are convertible into OP Units, which may be redeemed for shares of our common stock or, at our option, the cash equivalent. As of the date of this Annual Report on Form 10-K, the Brookfield Investor owns or controls 43.4% of the voting power of our common stock on an as-converted basis. The SPA also contains certain standstill and voting restrictions applicable to the Brookfield Investor and certain of its affiliates.

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

We have been engaged in ongoing discussions with the Brookfield Investor regarding our strategic and liquidity alternatives. As our discussions with the Brookfield Investor have continued during the first quarter of 2021, we are in ongoing discussions concerning the possibility of entering into a definitive and comprehensive agreement on the terms of the Restructuring Transactions that would include, among other things, filing a Pre-Packaged Bankruptcy. As part of these ongoing discussions, we entered the December LPA Amendment and the March LPA Amendment in December 2020 and March 2021, pursuant to which cash distributions payable to the Brookfield Investor on December 31, 2020 and March 31, 2021 was or will be converted into PIK Distributions.

See “Item 13. Certain Relationships and Related Transactions, and Director Independence” for further information regarding our relationship with the Brookfield Investor and related transactions.

Property Management Agreements

We contract directly or indirectly, through our taxable REIT subsidiaries, with third-party property management companies to manage our hotel properties.

As of December 31, 2020, 72 of our hotels were managed by Crestline and 29 of our hotels were managed by the following other property managers: Hampton Inns Management LLC and Homewood Suites Management LLC, affiliates of Hilton (11 hotels), InnVentures IVI, LP (one hotel), and McKibbon Hotel Management, Inc. (17 hotels).

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

During 2019 and 2020, we transitioned management of a total of fourteen hotels to Crestline from our other property managers to replace Crestline-managed hotels that we sold during these years pursuant to the replacement right described above.

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

Our typical franchise agreement provides for an initial term of 15 to 20 years, although some have shorter terms. As of December 31, 2020, the weighted average remaining term of our franchise agreements was approximately 9.5 years. The agreements typically provide no renewal or extension rights and are not assignable. If we breach one of these agreements, in addition to losing the right to use the brand name for the applicable hotel, we may be liable, under certain circumstances, for liquidated damages.

Financing Strategies and Policies

As of December 31, 2020, we had $1.3 billion in outstanding indebtedness. All of our properties serve as collateral under our indebtedness. See “Item 2. Properties - Debt.”

As of December 31, 2020, $441.4 million liquidation preference of Class C Units were issued and outstanding and owned by the Brookfield Investor. The Brookfield Investor may redeem such Class C Units at any time on or after March 31, 2022 for a redemption price equal to the liquidation preference and also has certain other redemption rights if we fail to maintain REIT status or if we materially breach the terms of the Class C Units. The Class C Units are classified as temporary equity for financial accounting purposes due to these contingent redemption features.

As of December 31, 2020, our loan-to-value ratio was 66.1%. This leverage percentage does not include the Class C Units as indebtedness and is calculated based on total cost of real estate assets before accumulated depreciation and amortization.  The market value of our real estate assets may be materially lower.

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

We did not make any material capital expenditures in connection with environmental, health, and safety laws, ordinances and regulations in 2020, and we do not expect that we will be required to make any such material capital expenditures during 2021.

Human Capital Resources

As of December 31, 2020, we had 24 full time employees. Our human capital management objectives are to strive to attract, develop, and promote talent that renders a strong, diverse, and successful workforce. We strive to achieve these objectives by grooming our talent for high performing roles and providing leadership opportunities, providing a competitive pay and benefit structure, promoting cultural diversity, and continuing to update our technological systems to remain competitive amongst our peers.

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

We have entered into an annually renewable shared services agreement with Crestline pursuant to which Crestline provides us with certain tax and treasury services.

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

Item 1A. Risk Factors.

Set forth below are the risk factors that we believe are material to our investors and a summary thereof. The occurrence of any of the risks discussed in this Annual Report on Form 10-K could have a material adverse effect on our business, financial condition, results of operations, our ability to pay distributions (although we are not currently paying distributions) and the value of an investment in our common stock.

Summary Risk Factors

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

•

Due to the impact of the coronavirus pandemic on our business, we expect we will no longer have sufficient cash on hand to continue to pay our current obligations during the first half of 2021 and the additional liquidity from a source other than property operations we require may only be available from the Brookfield Investor.

•	In order to obtain the additional liquidity we require, we have been engaged in ongoing discussions with the Brookfield Investor regarding the Restructuring Transactions, including a Pre-Packaged Bankruptcy, but there can be no assurance these efforts will be successful, and, even if we are able to enter into a Restructuring Support Agreement with the Brookfield Investor, the Restructuring Transactions will remain subject to significant conditions.
•

A Pre-Packaged Bankruptcy, like any bankruptcy, is expected to place our common stockholders at significant risk of losing all or substantially all of the value of their investment in our common stock and materially and adversely affect us. If we are unable to negotiate and confirm a Chapter 11 plan of reorganization, we could be required to liquidate in a Chapter 7 bankruptcy in which case our common stock would be worthless.

•

The interests of the Brookfield Investor may conflict with our interests and the interests of our stockholders, and the Brookfield Investor owns all $441.4 million in liquidation preference of Class C Units issued and outstanding as of the date hereof and has significant governance and other rights that could be used to control or influence our decisions or actions.

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

•

Our Estimated Per-Share NAV was determined as December 31, 2019 and does not reflect any potential negative impact of the coronavirus pandemic after that date or any negative impact of a Pre-Packaged Bankruptcy, which is expected to place our stockholders at significant risk of losing all or substantially all of the value of their investment in our common stock and materially and adversely affect us.

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

Risks Related to an Investment in Hospitality Investors Trust, Inc.

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

The novel coronavirus pandemic has already had these effects and has adversely impacted our business. In early March 2020, we started to experience softening of demand and revenue weakness across our portfolio triggered by direct guest cancellations at our hotels as well as cancellations of business and industry conventions and meetings in certain of our markets. These conditions significantly worsened over the course of the month and have continued through the remainder of 2020 and into the first quarter of 2021 as the level of overall travel has declined significantly due to concerns about the coronavirus pandemic and actions taken by governments, businesses and other organizations to contain the coronavirus that have included restrictions on travel and the operations of many businesses as well as event cancellations and social distancing measures. We saw gradual recovery in occupancy levels at our hotels primarily from leisure travel in the summer and into the fall followed by some slowing of the recovery as an additional wave of the pandemic developed in the late fall.  Overall, the number of guests at our hotels continues to be substantially lower than historical levels due to the ongoing impact of the coronavirus pandemic. We anticipate that demand from business travelers will remain muted at least until there has been adequate production and widespread distribution of the recently developed coronavirus vaccines.

We anticipate this trend of substantially lower guest demand and revenue at our hotels will continue and the extent to which the coronavirus pandemic will impact our financial results will depend on future developments, which are unknown and cannot be predicted, including how long the pandemic continues and its severity, new information which may emerge concerning the coronavirus, the efficacy and acceptance of any vaccines or other remedies that have been or may be developed as well as the production and distribution thereof,  actions taken to contain the coronavirus pandemic or its impact, consumer preferences and the duration of governmental and business restrictions on travel, among others. Additional waves of the coronavirus pandemic could lead to new travel restrictions and reductions in economic activity resulting in further disruptions to our operations and cash flows. The coronavirus pandemic has also triggered a decrease in global economic activity that has resulted in a global recession and the sustained downturn in the U.S. economy has caused an economic recession in the U.S. The continuation of the economic downturn and relative weakness in any recovery could have further adverse impacts on our business.

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

Many or all facets of our business have been or could be impacted by the coronavirus pandemic. In addition to the impacts on us described above, the coronavirus pandemic has also impacted us in other ways and has led us to pursue the Restructuring Transactions, including a Pre-Packaged Bankruptcy.

Moreover, many risk factors set forth in this Annual Report on Form 10-K for the year ended December 31, 2020 should be interpreted as heightened risks as a result of the impact of the coronavirus pandemic.

Due to the impact of the coronavirus pandemic on our business, we expect we will no longer have sufficient cash on hand to continue to pay our current obligations during the first half of 2021 and the additional liquidity from a source other than property operations we require may only be available from the Brookfield Investor.

Based on our current projected cash burn rate, which is based on various assumptions (including that we do not obtain additional liquidity from a source other than property operations) and subject to all the uncertainties surrounding the ongoing impact of the coronavirus pandemic on the United States economy, the lodging industry, our hotels and our results of operations, we expect we will no longer have sufficient cash on hand to continue to pay our current obligations during the first half of 2021. If we do not meet our future non-hotel obligations, a variety of materially adverse consequences could ensue. Our lenders may pursue any and all available rights and remedies, including declaring our debt obligations to be immediately due and payable, appointing a receiver to take possession and administer one or more of our hotel properties serving as collateral, and commencing foreclosure proceedings on one or more of such properties. If there is a material breach of the A&R LPA, which may include any failure by us to pay the full amount of cash distributions on Class C Units to the Brookfield Investor on any quarterly distribution date, or if we fail to complete a PIK Redemption (as defined below) if required to do so because we have not entered into a Restructuring Support Agreement by April 30, 2021 (or if a Restructuring Support Agreement is entered into and then terminated), it would give rise to the Brookfield Investor’s right to redeem the Class C Units at a significant premium and, if we fail to complete such redemption, other severe consequences, such as the activation of rights that would allow the Brookfield Investor to appoint a majority of our board of directors and commence selling our assets until the Class C Units have been fully redeemed.

Accordingly, we will soon require additional liquidity from a source other than property operations, and to date we have not been able to identify an available source that can satisfy this requirement other than the Brookfield Investor. Certain potential sources of additional liquidity such as proceeds from refinancings and asset sales, are not currently available to us in any material amount, and may continue not to be available to us, due to the impact of the coronavirus pandemic. Moreover, the Restructuring Transactions or any other transactions pursuant to which we could obtain additional capital will be subject to conditions and could be on terms that would not be favorable to us or our other stockholders. Borrowings (as well as certain refinancing transactions) and equity issuances pursuant to any transactions that, unlike the Restructuring Transactions, do not have the support of the Brookfield Investor are also subject to the Brookfield Approval Rights, and, if we seek additional capital from another source, there can be no assurance this prior approval will be provided when requested, or at all.

In order to obtain the additional liquidity we require, we have been engaged in ongoing discussions with the Brookfield Investor regarding the Restructuring Transactions, including a Pre-Packaged Bankruptcy, but there can be no assurance these efforts will be successful, and, even if we are able to enter into a Restructuring Support Agreement with the Brookfield Investor, the Restructuring Transactions will remain subject to significant conditions.

We have been engaged in ongoing discussions with the Brookfield Investor regarding the terms of the Restructuring Transactions, which would include, among other things, a Pre-Packaged Bankruptcy. There can be no assurance, however, that our ongoing discussions with the Brookfield Investor will lead to a Restructuring Support Agreement on favorable terms, or at all.

Moreover, to the extent we are able to enter into a Restructuring Support Agreement with the Brookfield Investor, the Restructuring Transactions will remain subject to significant conditions and requirements, including filing a Pre-Packaged Bankruptcy, obtaining confirmation of the related plan of reorganization and obtaining any required consents from of our lenders, our franchisors and other third parties in interest. There can be no assurance that we will be able to meet these, or any other conditions to the Restructuring Transactions. Obtaining confirmation of the plan of reorganization is subject to significant requirements under the bankruptcy laws and approval by the bankruptcy court. Obtaining all required third-party approvals for the Restructuring Transactions requires the cooperation and agreement of third parties.

To the extent we are able to enter into amendments to our loans and other agreements with third parties in interest that provide for consent to the Restructuring Transactions, including a Pre-Packaged Bankruptcy, coupled with other relief conditioned on the effectiveness of a Pre-Packaged Bankruptcy, we will not receive the benefit of the relief if the Pre-Packaged Bankruptcy does not become effective, thereby adversely affecting our business, results of operations and liquidity, unless a Pre-Packaged Bankruptcy becomes effective.

Furthermore, even if we are able to complete the Restructuring Transactions, including a Pre-Packaged Bankruptcy, there can be no assurance that we will not once again need additional capital, which may or may not be available on favorable terms, or that we will be successful in executing our business plan post-emergence from bankruptcy and achieving our strategic goals.

If we are not able to negotiate and execute a Restructuring Support Agreement, we expect we will file for Chapter 11 bankruptcy without the support or consent of the Brookfield Investor or our lenders, franchisors, property managers and ground lessors. Any such bankruptcy would be subject to a significantly greater degree of uncertainty than a Pre-Packaged Bankruptcy, including the high likelihood that any restructuring and recapitalization pursuant to such a bankruptcy would take a significant amount of time to negotiate and implement and that the ultimate terms of any such restructuring and recapitalization would not be favorable to us or our stockholders.

A Pre-Packaged Bankruptcy, like any bankruptcy, is expected to place our stockholders at significant risk of losing all or substantially all of the value of their investment in our common stock and materially and adversely affect us.

A Pre-Packaged Bankruptcy, like any Chapter 11 bankruptcy, is expected to place our stockholders at significant risk of losing all or substantially all of the value of their investment in our common stock. If we are unable to negotiate and confirm a Chapter 11 plan of reorganization, we could be required to liquidate in a Chapter 7 bankruptcy in which case our common stock would be worthless.

Moreover, seeking bankruptcy court protection could have a material adverse effect on our business, financial condition, results of operations and liquidity. During any Chapter 11 proceeding, our senior management would be required to spend a significant amount of time and effort dealing with the reorganization instead of focusing on our business operations. Other significant risks associated with filing for bankruptcy include:

●	the high costs of bankruptcy and related fees;
●	our ability to obtain sufficient financing to allow us to emerge from bankruptcy and execute our business plan post-emergence;
●	our ability to maintain our relationships with our property managers, franchisors and other third parties necessary to the success and growth of our business;
●

transactions outside the ordinary course of business are subject to the prior approval of the bankruptcy court, which may limit our ability to respond timely to certain events or take advantage of opportunities;

●

particularly if we file without the support and consent of the Brookfield Investor, our lenders, franchisors, or other third parties in interest, the actions and decisions of these parties may be inconsistent with, and could disrupt, our plans; and

●	the difficulties inherent in prosecuting, confirming and consummating a plan of reorganization and emerging from bankruptcy on a timely basis.

Even if a plan of reorganization is consummated and becomes effective, we may continue to face a number of risks, such as the continued impacts of the coronavirus pandemic, decreases in travel and economic activity,  and other changes that could result in lower demand for our hotel rooms and increasing expenses, as well as potential difficulties obtaining any additional capital we need to fund our on-going operations and achieving our strategic goals. Some of these risks may become more acute as a result of our involvement in a Chapter 11 bankruptcy.

The negotiations regarding the Restructuring Transactions have consumed and will continue to consume a substantial portion of the time and attention of our management.

Our management has spent, and will continue to be required to spend, a significant amount of time and effort focusing on the Restructuring Transactions. This diversion of attention may have a material adverse effect on the conduct of our business, and, as a result, on our financial condition and results of operations, particularly if the time it takes to implement the Restructuring Transactions, including a Pre-Packaged Bankruptcy, becomes more protracted. During the period while we work to finalize the terms of the Restructuring Transactions and, if we are able to do so, during the pendency of the Restructuring Transactions, including a Pre-Packaged Bankruptcy, our employees will continue to face considerable distraction and uncertainty, and we may experience increased levels of employee attrition. A loss of key personnel or material erosion of employee morale could adversely affect our business and results of operations. The failure to retain or attract members of our management team and other key personnel could impair our ability to execute our strategy and implement operational initiatives, thereby having a material adverse effect on our financial condition and results of operations. Likewise, we could experience disruptions to our relationships with our property managers, franchisors and other third parties necessary to the success and growth of our business who may be concerned about our ongoing long-term viability.

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

As of the date of this Annual Report on Form 10-K, an affiliate of the Brookfield Investor owns 37,620 restricted shares of our common stock ("restricted shares"). Except for such restricted shares and except to the extent of the one vote the holder of the Redeemable Preferred Share has as part of a single class with the holders of our common stock at any annual or special meeting of stockholders and the separate class vote of the Redeemable Preferred Share required for any action, including any amendment to our charter, that would alter the terms of the Redeemable Preferred Share or the rights of its holder, the Brookfield Investor does not own or control any shares of our common stock, and, as such, cannot directly participate in the outcome of matters requiring approval of our stockholders. However, including the restricted shares and giving effect to the immediate conversion of all 29,923,330.52 Class C Units held by the Brookfield Investor as of the date of this Annual Report on Form 10-K into OP Units which are subsequently redeemed for shares of our common stock in accordance with the terms of the A&R LPA, the Brookfield Investor, on an as-converted basis, would own or control approximately 43.4% of the voting power of our common stock. Any such redemption may also be made in cash instead of shares of our common stock, at our option. We have granted the Brookfield Investor and its affiliates an exemption from the prohibition in our charter on the ownership of more than 4.9% in value of the aggregate of outstanding shares of capital stock or more than 4.9% in value or number of shares, whichever is more restrictive, of any class or series of our stock and a waiver permitting the Brookfield Investor and its affiliates to own up to 49.9% in value of the aggregate of the outstanding shares of our stock or up to 49.9% (in value or in number of shares, whichever is more restrictive) of any class or series of shares of our stock.

Pursuant to the SPA, the Brookfield Investor, together with certain of its affiliates, is currently subject to certain restrictions that limit its ability to use any ownership of shares of our common stock to control or influence our management or policies. These restrictions include customary standstill restrictions related to, among other things, acquisition proposals, proxy solicitations and attempts to elect or remove members of our board of directors, as well as a requirement to vote any shares of our common stock in excess of 35% of the total number of shares of our common stock in accordance with the recommendations of our board of directors. However, these restrictions are generally of limited duration and remain subject to other conditions and exceptions.

The Brookfield Investor may have an interest in our pursuing acquisitions, divestitures and other transactions that, in its judgment, could enhance the value of its investment in us, even though such transactions might involve risks to our stockholders, or in preventing us from pursuing a transaction that might otherwise be beneficial to our stockholders. The scope and potential impact of the exercise of the redemption rights of holders of Class C Units may also have a significant impact on our decision-making in certain circumstances, including whether or not we pursue a liquidation, sale of all or substantially all of the assets, dissolution or winding-up, whether voluntary or involuntary, sale, merger, reorganization, reclassification or recapitalization or other similar event (each, a “Fundamental Sale Transaction”).

Moreover, the Brookfield Investor and its affiliates engage in a broad spectrum of business and investment activities, which may include activities where their interests conflict with ours or those of our stockholders, including activities related to additional investments they may make in companies in the hospitality and related industries. The articles supplementary governing the Redeemable Preferred Share provide that none of the Brookfield Investor or any of its affiliates, or any of their respective directors, executive officers, employees, agents, representatives, incorporators, stockholders, equityholders, controlling persons, principals, managers, advisors, managing members, members, general partners, limited partners or portfolio companies has any obligation to refrain from competing with us, making investments in or having relationships with competing businesses. Under the articles supplementary, we have agreed to renounce any interest or expectancy, or right to be offered an opportunity to participate in, any business opportunity or corporate opportunity presented to the Brookfield Investor or its affiliates. The Brookfield Investor or its affiliates also may pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may be unavailable to us.

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

The restrictions with respect to the Annual Business Plan reduce our flexibility in conducting our operations and could prevent us from taking actions that we believe would be in the best interest of our business. Failure to comply with the Annual Business Plan or otherwise comply with the Brookfield Approval Rights could result in a material breach under the A&R LPA, which, if not cured or waived, could give rise to a right for the holders of Class C Units to require us to redeem any Class C Units for an amount equivalent to what the holders of Class C Units would have been entitled to receive in a Fundamental Sale Transaction if the date of redemption were the date of the consummation of the Fundamental Sale Transaction. These amounts are set forth under “Risks Related to Our Corporate Structure - The amount we would be required to pay holders of Class C Units in a Fundamental Sale Transaction may discourage a third party from acquiring us in a manner that might otherwise result in a premium price to our stockholders.”

Financial and operating covenants in the agreements governing our indebtedness also limit our operational and financial flexibility, and failure to comply with these covenants could cause an event of default under our indebtedness.

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

In September 2018, our board of directors adopted the SRP pursuant to which we were offering, subject to certain terms and conditions, liquidity to stockholders by offering to make quarterly repurchases of common stock at a price to be established by the board of directors. In February 2019, our board of directors suspended the SRP. The suspension will remain in effect unless and until our board takes further action to reactivate the SRP, which will not occur prior to the potential filing of a Pre-Packaged Bankruptcy we are currently contemplating. Therefore, it is difficult for stockholders to sell their shares. If a stockholder is able to sell his or her shares, it may only be at a substantial discount to Estimated Per-Share NAV.

Our hotel assets have been and may continue to be subject to impairment charges.

We are required to make subjective assessments as to whether there are any impairments in the value of our assets. Upon the occurrence of certain “triggering events” under GAAP, we are required to test our hotel investments for impairment. These triggering events may include the initiation of marketing an asset for sale, significant declines in market value of the asset, significant declines in operating performance and significant adverse changes in economic conditions. A property’s value is considered to be impaired if the estimate of the future undiscounted cash flows is less than the carrying value of the property. In our estimate of cash flows, we consider factors such as trends and prospects and the effects of demand and competition on expected future operating income. If we are evaluating the potential sale of an asset, the undiscounted future cash flows consider the most likely course of action as of the balance sheet date based on current plans, intended holding periods and available market information. Additionally, we recorded goodwill in connection with the consummation of the transactions pursuant to the Framework Agreement at the Initial Closing, and we are also required to annually assess this goodwill for impairment. We have incurred impairment charges, which have an immediate direct impact on our earnings, including $27.6 million of impairment charges on our long-lived assets and $3.1 million of goodwill impairment during the year ended December 31, 2020, $114.6 million of impairment charges on our long-lived assets and $0.9 million of goodwill impairment during the year ended December 31, 2019, and $26.4 million of impairment on our long-lived assets and $3.4 million of goodwill impairment during the year ended December 31, 2018. There can be no assurance that we will not take additional charges in the future. Any future impairment could have a material adverse effect on our results in the period in which the charge is taken.

The loss of a brand license for any reason, including due to our failure to make required capital expenditures or to comply with other brand requirements, could adversely affect our financial condition and results of operations.

All but one of our hotels operate under licensed brands pursuant to franchise agreements with hotel brand companies (i.e., Hilton, Marriott and Hyatt). As of December 31, 2020, the weighted average remaining term of our franchise agreements was approximately 9.5 years. The agreements typically provide no renewal or extension rights and are not assignable. The maintenance of the brand licenses for our hotels is subject to the hotel brand companies’ operating standards and other terms and conditions, including the requirement for us to make capital expenditures pursuant to PIPs. PIPs were required in connection with the acquisition of substantially all of our hotels and, likely, will be required in connection with the acquisition of any additional hotels in the future. In conjunction with actions taken by our franchisors temporarily suspending obligations of hotel owners to perform capital improvements and fund capital reserves, we determined to delay most of the PIP projects that had been scheduled for 2020 and all of the PIP projects that had been scheduled for 2021. Continued deferral of capital improvements at our hotels could adversely affect their performance and if the deferrals continue beyond extended deadlines imposed by the franchisors could result in further negotiations with such franchisors as to brand compliance. As of December 31, 2020, we have substantially completed work on 81 of the 98 hotels that are part of our PIP program, including two hotels with PIP work completed during 2020 and 11 hotels with PIP work completed during 2019.

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

If we were to lose a brand license for any reason, the income and/or underlying value of the affected hotel could decline significantly from the loss of associated name recognition, marketing support, participation in guest loyalty programs and the centralized system provided by the franchisor. Furthermore, the loss of a franchise license at a particular hotel could harm our relationship with the hotel brand company, which could impede our ability to operate other hotels under the same brand, limit our ability to obtain new franchise licenses from the franchisor in the future on favorable terms, or at all, and cause us to incur significant costs to obtain a new franchise license for the particular hotel (which license could be from a lower rated franchisor and include the requirement of a property improvement plan for the new brand, a portion of the costs of which would be related solely to the change in brand rather than substantively improving the property).

Moreover, the loss of a franchise license could also be an event of default under our indebtedness that secures the property if we are unable to find a suitable replacement. Additionally, we are required pursuant to the terms of our existing indebtedness to make periodic PIP reserve deposits to cover a portion of the estimated costs of the PIPs. As of January 31, 2021, we are required to make an aggregate of $1.0 million in periodic PIP reserve deposits during 2021, and we will also be required to make additional PIP reserve payments during future periods. Any failure to make PIP reserve deposits when required could lead to a default under the related indebtedness.

We are dependent on Crestline, which manages a large number of hotels in our portfolio pursuant to long-term management agreements, in various aspects of our business.

As of December 31, 2020, Crestline managed 72 of our 101 hotels.  Thus, a substantial portion of our revenues is generated by hotels managed by Crestline.  Further, most of our management agreements with Crestline have an initial term of 20 years and are generally only terminable by us prior to expiration for performance-related reasons, except, until March 31, 2023, we have an "on-sale" termination right if we replace the sold hotel with a comparable hotel not then managed by Crestline, and beginning on April 1, 2021, we will have an “on-sale” termination right upon payment of a fee. This significant concentration of operational risk in one hotel management company makes us more vulnerable economically than if our hotel management was more evenly diversified among several hotel management companies, or if our management agreements with Crestline included broader termination rights. We also have also entered into an annually renewable shared services agreement with Crestline pursuant to which Crestline provides us with certain  tax and treasury services. We cannot provide assurance that Crestline will satisfy its obligations to us or effectively and efficiently operate our hotel properties. Any adverse developments (including developments related to the ongoing impact of the coronavirus pandemic) in Crestline’s business, financial strength or the failure or inability of Crestline to satisfy its obligations to us or effectively and efficiently operate our hotel properties could adversely affect our financial position, results of operations and cash flows.

Our rights and the rights of our stockholders to recover claims against our officers, directors and the Former Advisor are limited, which could reduce our stockholders’ and our recovery against them if they cause us to incur losses.

Maryland law provides that a director has no liability in that capacity if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in the corporation’s best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. In addition, subject to certain limitations set forth therein or under Maryland law, our charter provides that no director or officer will be liable to us or our stockholders for monetary damages and requires us to indemnify our directors, our officers and the Former Advisor and the Former Advisor’s affiliates and permits us to indemnify our employees and agents. We have entered into an indemnification agreement with each of our directors and officers, as well as the Former Advisor and certain of its affiliates and certain former directors and officers, providing for indemnification of such indemnitees consistent with the provisions of our charter. While the advisory agreement and all our other agreements with the Former Advisor and its affiliates have now terminated, the Framework Agreement we entered into with the Former Advisor and certain of its affiliates provides that existing indemnification rights under our organizational documents, the Advisory Agreement, certain property management agreements and the existing indemnification agreement between the Company, its directors and officers, and the Former Advisor and certain of its affiliates survived the Initial Closing solely with respect to claims from third parties. We and our stockholders also may have more limited rights against our directors, officers, employees and agents, and the Former Advisor and its affiliates than might otherwise exist under common law, which could reduce our stockholders’ and our recovery against them. At the Initial Closing, we entered into a general mutual waiver and release with the Former Advisor and certain of its affiliates, which generally provides that we have released the Former Advisor and its affiliates from all claims arising prior to the Initial Closing (whether known or unknown), except for certain claims related to the termination of our arrangements with the Former Advisor and transition to self-management. Pursuant to the aforementioned indemnification arrangements, we have funded defense costs incurred by certain of our current and former directors, officers and the Former Advisor and its affiliates, and we may become obligated to fund additional such costs in the future.  During September 2020, as part of the settlement of a pending derivative lawsuit brought by one of our stockholders and a class action brought by another stockholder, we received cash and stock consideration in exchange for the release of the Former Advisor and its affiliates, as well as certain of our current and former directors and officers, from any claims included in or otherwise related to such matters.

Our Estimated Per-Share NAV was determined as December 31, 2019 and does not reflect any potential negative impact of the coronavirus pandemic after that date or any negative impact of a Pre-Packaged Bankruptcy, which is expected to place our stockholders at significant risk of losing all or substantially all of the value of their investment in our common stock and materially and adversely affect us.

On April 21, 2020, our board of directors approved and we published the 2020 NAV, an updated Estimated Per-Share NAV equal to $8.35 as of December 31, 2019. The 2020 NAV and the underlying estimates and assumptions are as of December 31, 2019, and have not been revised to reflect any potential negative impact on our company of the coronavirus pandemic or any other transactions or events occurring subsequent to December 31, 2019. While our board of directors has approved the 2020 NAV, it has only done so for the sole purpose of allowing us to comply with applicable rules of FINRA for use on customer account statements.

As discussed in more detail elsewhere in this Annual Report on Form 10-K, we have been engaged in ongoing discussions with the Brookfield Investor regarding the terms of the Restructuring Transactions, which would include, among other things, a Pre-Packaged Bankruptcy. A Pre-Packaged Bankruptcy, like any bankruptcy, is expected to place our stockholders at significant risk of losing all or substantially all of the value of their investment in our common stock. Moreover, seeking bankruptcy court protection could have a material adverse effect on our business, financial condition, results of operations and liquidity.

Our board of directors believes the 2020 NAV is significantly above the current value of a share of common stock. Stockholders should not rely on the 2020 NAV in respect of any investment decisions relating to our company, including in making any decision to buy or sell shares of our common stock.

We are required to annually publish an Estimated Per-Share NAV.  In connection with any future determinations, we will engage an independent valuer to perform appraisals of our real estate assets in accordance with valuation guidelines established by our board of directors. As with any methodology used to estimate value, the valuation methodologies that will be used by any independent valuer to value our properties involve subjective judgments concerning factors such as comparable sales, projected future revenue and expenses, capitalization and discount rates, and projections of future cash flows.

Under our valuation guidelines, our independent valuer estimates the market value of our principal real estate and real estate-related assets, and we determine the net value of our real estate and real estate-related assets and liabilities taking into consideration such estimate provided by the independent valuer. We review the valuation provided by the independent valuer for consistency with its determinations of value and our valuation guidelines and the reasonableness of the independent valuer's conclusions. Our board of directors reviews the valuations and makes a final determination of the Estimated Per-Share NAV. Although the valuations of our real estate assets by the independent valuer are reviewed by us and approved by our board of directors, neither we nor our board of directors will independently verify the appraised value of our properties. Therefore, these valuations do not necessarily represent the price at which we would be able to sell an asset, and the appraised value of a particular property may be greater or less than its potential realizable value.

Because valuations will only occur periodically, Estimated Per-Share NAV may not accurately reflect material events that would impact our actual net asset value and may suddenly change materially if the appraised values of our properties change materially or the actual operating results differ from what we originally budgeted, such as a result of the existing and anticipated future impact of the coronavirus pandemic. In connection with any annual valuation, our estimate of the value of our real estate and real estate-related assets will be based on appraisals of our properties by an independent valuer, which will only be appraised in connection with such valuation. Any changes in value that may have occurred since the most recent periodic valuation will not be reflected in Estimated Per-Share NAV, and there may be a sudden change in the Estimated Per-Share NAV when new appraisals and other material events are reflected. If our actual operating results cause our actual net asset value to change, such change will only be reflected in our Estimated Per-Share NAV when the next annual valuation is completed.

Our Estimated Per-Share NAV may differ significantly from our actual net asset value of a share of our common stock at any given time and does not reflect the price that shares of our common stock would trade at if listed on a national securities exchange, the price that shares would trade in secondary markets, the price a third party would pay to acquire us or the value a share of our common stock would have if we are able to complete the potential transactions we are currently negotiating with the Brookfield Investor.

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

As a result of the coronavirus pandemic, we are subject to increased risks resulting from remote work arrangements and other operational changes implemented by us and our property managers, including the potential effects on our financial reporting systems and internal controls and procedures, cybersecurity risks and increased vulnerability to security breaches, information technology disruptions and other similar events. During the second quarter of 2020, one of our property managers experienced a ransomware incident, which incident led to a temporary disruption of access in certain areas of our information technology environment. There is no evidence that any of our information was misappropriated, and we recently transitioned to a new information technology platform which we believe has increased security. While this incident had no material adverse impact on our business or operations, including our confidential data, there can be no assurance that a similar incident will not occur in the future, which could materially and adversely affect us.

The remediation costs and lost revenues experienced by a victim of a cyber-incident may be significant and significant resources may be required to repair system damage, protect against the threat of future security breaches or to alleviate problems, including reputational harm, loss of revenues and litigation, caused by any breaches. In addition, a security breach or other significant disruption involving our information technology networks and related systems or those of our property managers or any other party that provides us with services essential to our operations could:

•	result in misstated financial reports, violations of loan covenants and/or missed reporting deadlines;
•	affect our ability to properly monitor our compliance with the rules and regulations regarding our qualification as a REIT;
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

We no longer pay distributions, and we will not resume payment of distributions prior to a Pre-Packaged Bankruptcy.

We have not paid cash distributions to our stockholders since 2016. Currently, under the Brookfield Approval Rights, prior approval is required before we can declare or pay any distributions or dividends to our common stockholders, except for cash distributions equal to or less than $0.525 per annum per share. Moreover, we are currently negotiating the terms of the Restructuring Transactions, including a Pre-Packaged Bankruptcy, with the Brookfield Investor, and we do not intend to resume payment of distributions while our negotiations with the Brookfield Investor are ongoing prior to filing a Pre-Packaged Bankruptcy.

Risks Related to Our Corporate Structure

We depend on the OP and its subsidiaries for cash flow and are effectively structurally subordinated in right of payment to their obligations, which include distribution and redemption obligations to holders of Class C Units.

We are a holding company with no business operations of our own. Our only significant assets are and will be OP Units, representing substantially all the equity interests in the OP other than Class C Units. We conduct, and intend to continue to conduct, all of our business operations through the OP. Accordingly, our only source of cash to pay our obligations is distributions from the OP and its subsidiaries of their net earnings and cash flows. The Class C Units rank senior to the OP Units and all other equity interests in the OP with respect to priority in payment of distributions and in the distribution of assets in the event of the liquidation, dissolution or winding-up of the OP, whether voluntary or involuntary and including any Chapter 11 cases under the U.S. Bankruptcy Code, or any other distribution of the assets of the OP among its equity holders for the purpose of winding up its affairs.

Each of our OP’s subsidiaries is a distinct legal entity and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from such entities. Our stockholders’ claims are structurally subordinated to all existing and future liabilities and obligations of the OP and its subsidiaries, including distribution and redemption obligations to the holders of Class C Units and property-level obligations to lenders and trade creditors. Therefore, in the event of our bankruptcy, liquidation or reorganization, our assets and those of the OP and its subsidiaries will be available to satisfy our stockholders’ claims only after all of our liabilities and obligations and the liabilities and obligations of the OP and its subsidiaries have been paid in full. As of December 31, 2020, our outstanding obligations that would be senior to any claims by our stockholders in the event of our bankruptcy, liquidation or reorganization included $441.4 million in liquidation preference of Class C Units and $1.3 billion in principal outstanding under outstanding mortgage and mezzanine debt.

We are not currently paying cash distributions to our common stockholders, and we will not resume payment of distributions while our negotiations with the Brookfield Investor are ongoing prior to filing a Pre-Packaged Bankruptcy. Moreover, under the Brookfield Approval Rights, prior approval is required before we can declare or pay any distributions or dividends to our common stockholders, except for cash distributions equal to or less than $0.525 per annum per share. Our ability to pay cash distributions is also subject to the seniority of Class C Units with respect to all distributions by the OP, and we will not be able to make any cash distributions to our common stockholders if we are not able to meet our quarterly distributions obligations to the holders of Class C Units. We are also required to make periodic payments of interest to our lenders that have priority over any cash distributions to holders of our common stock.

Our stockholders’ interests in us will be diluted to the extent we issue additional Class C Units as PIK Distributions.

As of December 31, 2020, approximately $441.4 million in liquidation preference of Class C Units was outstanding. Pursuant to the A&R LPA, Class C Units are convertible into OP Units at an initial conversion price of $14.75, subject to anti-dilution and other adjustments upon the occurrence of certain events and transactions, and OP Units are, in turn, generally redeemable for shares of our common stock on a one-for-one-basis or the cash value of a corresponding number of shares, at our election.

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

Subject to the Brookfield Approval Rights, we may also conduct future offerings of common stock or equity securities that are senior to our common stock for purposes of dividend distributions or upon liquidation. We also have issued, and may continue to issue, share-based awards to our directors, officers and employees. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. To the extent we issue additional equity interests, our stockholders’ percentage ownership interest in us will be diluted. In addition, depending upon the terms and pricing of any additional offerings and the value of our real estate investments, our investors may also experience dilution in the book value and fair value of their shares.

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

As of December 31, 2020, approximately $441.4 million in liquidation preference of Class C Units was outstanding. Although the Brookfield Investor no longer has any obligations or rights to purchase additional Class C Units, future quarterly PIK Distributions will increase the liquidation preference of the outstanding Class C Units.

From time to time on or after March 31, 2022, the fifth anniversary of the Initial Closing, and at any time following the rendering of a judgment enjoining or otherwise preventing the holders of Class C Units, the Brookfield Investor or the Special General Partner from exercising their respective rights, any holder of Class C Units may, at its election, require us to redeem any or all of its Class C Units for an amount in cash equal to the liquidation preference. In addition, upon the occurrence of certain events related to our failure to qualify as a REIT or the occurrence of a material breach by us of certain provisions of the A&R LPA, including, subject to certain exceptions, our failure to pay quarterly cash distributions to the Brookfield Investor, or if we fail to complete a PIK Redemption if required to do so because we have not entered into a Restructuring Support Agreement by April 30, 2021 (or if a Restructuring Support Agreement is entered into and then terminated), in each case, subject to certain notice and cure rights, holders of Class C Units have the right to require us to redeem any Class C Units for an amount equivalent to what the holders of Class C Units would have been entitled to receive in a Fundamental Sale Transaction if the date of redemption were the date of the consummation of the Fundamental Sale Transaction. These amounts are set forth under “-The amount we would be required to pay holders of Class C Units in a Fundamental Sale Transaction may discourage a third party from acquiring us in a manner that might otherwise result in a premium price to our stockholders.”

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

Our charter, with certain exceptions, authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT. Unless exempted by our board of directors, no person may own more than 4.9% in value of the aggregate of our outstanding shares of stock or more than 4.9% (in value or in number of shares, whichever is more restrictive) of any class or series of shares of our stock. This restriction may have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all our assets) that might provide a premium price for holders of our common stock. At the Initial Closing, as contemplated by and pursuant to the SPA, we granted the Brookfield Investor and its affiliates a waiver of these aggregate share ownership limits.

Provisions of Maryland law may limit the ability of a third party to acquire control of us by requiring our board of directors or stockholders to approve proposals to acquire our company or effect a change in control.

Certain provisions of the Maryland General Corporation Law (the “MGCL”) applicable to Maryland corporations may have the effect of inhibiting a third party from making a proposal to acquire us or of impeding a change in control under circumstances that otherwise could provide our stockholders with the opportunity to realize a premium over the then-prevailing market price of such shares, including “business combination” and “control share” provisions.

By resolution of our board of directors, we have provided that any business combination between us and the Brookfield Investor and certain affiliates of the Brookfield Investor is exempt from the business combination provisions of the MGCL. In addition, pursuant to a provision in our bylaws, we have opted out of the control share provisions of the MGCL. However, our board of directors may, by amendment to our bylaws, opt in to the control share provisions of the MGCL in the future.

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

Risks Related to Investments in Real Estate

Our operating results and the value of our properties are affected by economic, regulatory and environmental conditions that have an adverse impact on the real estate market in general and other risks generally incident to the ownership of real estate.

 We own real estate and are therefore subject to risks generally incident to the ownership of real estate adversely affect our operating results and the value of our properties, including:

•

changes in general economic or local conditions, such as the ongoing economic downturn resulting from the coronavirus pandemic, particularly due to the fact that we are more susceptible to declines in consumer demand, the impact of increases in hotel supply and downturns in economic conditions because we primarily own older hotels;

•	changes in supply of or demand for similar or competing properties in the areas in which our properties are located;
•	the potential for uninsured losses relating to our properties or excessively expensive premiums for insurance coverage;
•	the potential for additional costs associated with complying with the Americans with Disabilities Act of 1990;
•

potential costs related to the discovery of previously undetected environmentally hazardous conditions at our properties as well costs to defend against claims of liability under environmental laws and regulations, to comply with environmental regulatory requirements, to remediate any contaminated property, or to pay personal injury claims;

•

as a result of climate change, areas in which our properties are located could experience increases in storm intensity, flooding, drought, wildfires, rising sea levels, and extreme temperatures, all of which may result in physical damage to or a decrease in demand for properties located in these areas or affected by these conditions;

•	changes in interest rates and availability, cost and terms of debt financing; and
•	changes in tax, real estate, environmental and zoning laws, including potential increases in property taxes.

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

As of December 31, 2020, a total of seven hotels in our portfolio are on land subject to ground leases or their equivalent. For these hotels, we only own a long-term leasehold or similar interest, and we have no economic interest in the land or buildings at the expiration of the ground lease and will not share in the income stream derived from the lease or in any increase in value of the land associated with the underlying property. All but one of our ground leases has a remaining term of at least 10 years (including renewal options).

If we are found to be in breach of a ground lease, we could lose the right to use the hotel. Failure to pay ground rent obligations which are fixed and, in some cases, material could result in a default of the ground lease and loss of our leasehold interest in the hotel.  We could also be in default under the applicable indebtedness. In February 2021, we defaulted on our Georgia Tech Hotel & Conference Center ground lease and entered into a forbearance agreement with the lenders under the related mortgage indebtedness, and, as a result of our default, the ground lessor has exercised its right to terminate the ground lease, effective as of March 31, 2021. See Note 17 – Subsequent Events to our accompanying consolidated financial statements included in this Annual Report on Form 10-K for more details.

In addition, unless we can purchase a fee interest in the underlying land and improvements or extend the terms of these leases before their expiration, as to which no assurance can be given, we will lose our right to operate these properties and our interest in the improvements upon expiration of the leases. Our ability to exercise any extension options relating to our ground leases is subject to various conditions such as that we are not in default under the terms of the ground lease at the time that we exercise such options, and we can provide no assurances that we will be able to exercise any available options at such time. If we were to lose the right to use a hotel due to a breach or non-renewal of the ground lease, we would be unable to derive income from such hotel.

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

Moreover, increases in labor costs have adversely affected the profitability of our hotels in the past, and may continue to do so. During these periods, our managers have not been, and may continue not to be, able to fully offset any fixed or increased expenses with higher room rates. Any initiative to achieve higher room rates is subject to a variety of risks and uncertainties, including that higher room rates may reduce occupancy. There can be no assurance any other initiatives that may be pursued to grow revenues will be successful. Moreover, any of our efforts to reduce operating costs also could adversely affect the future growth of our business and the value of our hotel properties.

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
•

reduced business and leisure travel due to continued geo-political uncertainty, including terrorism, public health emergencies, economic slowdowns, civil unrest, natural disasters and other world events impacting the global economy and the travel and hotel industries;

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

We do not have control over the market and business conditions that affect the value of our lodging properties. Our hotel properties are subject to varying degrees of risk generally common to the ownership of hotels, many of which are beyond our control, including the following:

•

we are subject to a variety of risks related to our brand-mandated PIP program, such as we may spend more than budgeted amounts to make necessary renovations and the renovations we make may not have the desired effect of improving the competitive position and enhancing the performance of the hotels renovated;

•	we primarily own older hotels, which makes us more susceptible to declines in consumer demand, the impact of increases in hotel supply and downturns in economic conditions;
•	new hotel supply has contributed to declines in occupancy at our hotels in prior periods and may continue to have this effect;
•	declines in business and leisure travel, including due to concerns about the coronavirus pandemic;
•	increases in energy costs, increased threat of terrorism, terrorist events, airline strikes or other factors that may affect travel patterns and reduce the number of business and leisure travelers;
•	increases in labor and other operating costs due to inflation and other factors that may not be offset by increased room rates;
•	unavailability of labor and increases in minimum wage levels which increase the cost associated with hourly employees at our hotels;
•	changes in, and the related costs of compliance with, governmental laws and regulations, fiscal policies and zoning ordinances;
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

We are dependent upon third-party property managers to operate our lodging properties.

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

Many of our managers and franchisors contract with third-party internet travel intermediaries, such as expedia.com, priceline.com, hotels.com, orbitz.com, and travelocity.com. These internet intermediaries are generally paid commissions and transaction fees by our managers and franchisors for sales of our rooms through such agencies. If bookings through the internet intermediaries increase, they may be able to negotiate higher commissions, reduced room rates or other contract concessions from our managers or our franchisors. In addition, internet intermediaries use extensive marketing, which could result in hotel consumers developing brand loyalties to the internet intermediary instead of our franchise brands. Further, internet intermediaries emphasize pricing and quality indicators, such as a star rating system, at the expense of brand identification.

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

There is no limit on the number of properties of a particular hotel brand that we may acquire. As of December 31, 2020, based on the number of hotels, 46.5% of our hotels were franchised with Hilton, 44.6% with Marriott and 7.9% with Hyatt. The risks of brand concentration include reductions in business following negative publicity relating to one of our licensed brands or arising from or after a dispute with a hotel brand company.

Our board of directors reviews our properties and investments in terms of geographic and hotel brand diversification, and any failure to remain diversified could adversely affect our results of operations and increase the risk of our stockholders’ investments.

Risks Related to Debt Financing

Our substantial indebtedness limits our future operational and financial flexibility.

We have incurred substantial indebtedness in acquiring the properties we currently own, and all of these properties have been pledged as security under our indebtedness. We do not own any properties or other material assets unencumbered by indebtedness. Our lack of unencumbered assets could make it more difficult or expensive to procure additional financing.

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
•

our existing indebtedness includes, and future indebtedness may include, customary restrictive covenants which may require us to pay a yield maintenance premium or a release price to the lender and satisfy other financial or other covenants in order to release the property from the lender’s liens which limit our ability to freely sell and refinance properties;

•

subjecting us to debt yield and debt service coverage tests which although not an event of default under the indebtedness, have caused and are expected to continue to cause cash flows from the properties financed after debt service, certain property operating expenses and loan reserves being diverted to the lender, as additional loan collateral until the tests have been satisfied or we prepay sufficient principal to meet the applicable test;

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

The terms of any financing arrangements we enter into if we file a Pre-Packaged Bankruptcy may significantly limit our operating and financial flexibility.

In connection with a Pre-Packaged Bankruptcy, we may enter into a debtor-in-possession financing facility or a similar facility with the Brookfield Investor or another lender. Any such facility is expected to contain various affirmative and negative covenants customary for financings of this type that will significantly limit our operating and financial flexibility, including restrictions on our ability to (subject to customary exceptions and qualifications):

●	incur additional indebtedness, guarantee indebtedness or issue preferred stock;
●	create liens;
●	make investments;
●	enter into mergers or consolidations, or transfer or sell all or substantially all of our assets;
●	pay dividends or other distributions on, or redeem or repurchase, common stock;
●	make asset sales; and
●	engage in transactions with affiliates.

Moreover, our ability to obtain any debtor-in-possession financing facility is subject to our ability to negotiate final terms with the Brookfield Investor or any other potential lender and obtain bankruptcy court approval of such terms, none of which is assured.

Various risks, uncertainties and events beyond our control could affect our ability to comply with the terms of any such financing. Failure to comply with any of these terms could result in a default under the applicable agreements and under other agreements containing cross-default provisions. A default would permit lenders to accelerate the maturity our debt and foreclose upon any collateral securing the debt.

We may not be able to extend the maturity date of, or refinance, our indebtedness, on acceptable terms, and obtaining forbearances, modifications and/or amendments with and/or consents from each of our lenders will be a condition to the completion of the Restructuring Transactions.

All of our properties have been pledged as security for our indebtedness, and we intend to extend or refinance this indebtedness when it comes due.

Our ability to refinance debt will be affected by our financial condition and various other factors existing at the relevant time, including factors beyond our control, such as capital and credit market conditions, the state of the national and regional economies, local real estate conditions and the equity in and value of the related collateral. The coronavirus pandemic has adversely impacted credit and capital market conditions and as a result of these developments we were unable during 2020, and may continue to be unable, to access these markets due to the disruptions caused by the coronavirus pandemic. We procured maturity date extensions for two debt obligations that were scheduled to mature during 2020, however, there can be no assurance when these markets will return to normalized conditions. Any refinancing may also require prior approval under the Brookfield Approval Rights if it is not as specifically set forth in the Annual Business Plan or in a principal amount not greater than the amount to be refinanced and on terms no less favorable to us. If we are not able to extend these loans or any of our other indebtedness or refinance them when they mature, we will be required to seek alternative financing to continue our operations. No assurance can be given that any extension, refinancing or alternative financing will be available when required or that we will be able to negotiate acceptable terms. Moreover, if interest rates are higher when these loans are refinanced or replaced with alternative financing, our cash flow would be reduced.

Our ability to refinance debt will also be affected by the potential that we may file for Chapter 11 bankruptcy and, if we do file for Chapter 11 bankruptcy, it may be more difficult refinance our debt after we have emerged from bankruptcy.

To the extent we are able to enter into amendments to our loans and other agreements with third parties in interest that provide for consent to the Restructuring Transactions, including a Pre-Packaged Bankruptcy, coupled with other relief conditioned on the effectiveness of a Pre-Packaged Bankruptcy, we will not receive the benefit of the relief if the Pre-Packaged Bankruptcy does not become effective, thereby adversely affecting our business, results of operations and liquidity, unless a Pre-Packaged Bankruptcy becomes effective.

We could be adversely affected by our variable rate debt.

We have incurred substantial indebtedness, of which approximately $1.1 billion outstanding as of December 31, 2020 bears interest at variable interest rates, all of which is indexed to the London Interbank Offered Rate ("LIBOR"). Accordingly, increases in interest rates would increase our interest costs, which could reduce our cash flows. In addition, if we need to repay existing debt during periods of rising interest rates, we could, subject to the Brookfield Approval Rights, be required to liquidate one or more of our investments in properties at times that may not permit realization of the maximum return on such investments.

In July 2017, the Financial Conduct Authority (the authority that regulates LIBOR) announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. As a result, the Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Reference Rates Committee, which identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative to LIBOR in derivatives and other financial contracts. On November 30, 2020, the Financial Conduct Authority announced a partial extension of this deadline, indicating its intention to cease the publication of the one-week and two-month USD LIBOR settings immediately following December 31, 2021, and the remaining USD LIBOR settings immediately following the LIBOR publication on June 30, 2023. We are not able to predict when LIBOR may be limited or discontinued or when there will be sufficient liquidity in the SOFR market. The value of debt or derivative instruments tied to LIBOR could be impacted when LIBOR is limited or discontinued and contracts must be transitioned to a new alternative rate. Transitioning to an alternative rate may require negotiation with lenders and other counterparties. The consequences of these developments cannot be entirely predicted and could include an increase in the cost of our variable rate debt

While we expect LIBOR to be available in substantially its current form until at least the end of 2021, it is possible that LIBOR will become unavailable prior to that time. This could occur, for example, if a sufficient number of banks decline to make submissions to the LIBOR administrator. In that case, the risks associated with the transition to an alternative reference rate would be accelerated or magnified. Any of these events, as well as the other uncertainty surrounding the transition to LIBOR, could adversely affect us.

Interest-only indebtedness may increase our risk of default.

We have financed our property acquisitions using interest-only mortgage and mezzanine indebtedness and may continue to do so in the future. As of December 31, 2020, all $1.3 billion of our mortgage and mezzanine indebtedness was interest-only. For all of this indebtedness, interest-only is payable monthly during the loan term, and a “balloon” payment of the entire principal amount is payable at maturity. These required balloon payments may increase our risk of default under the related loan. Our ability to make a balloon payment at maturity is uncertain and may depend upon our ability to obtain additional financing or sell assets, subject to the Brookfield Approval Rights. There can be no assurance the required prior approval will be obtained when requested, or at all. At the time the balloon payment is due, we may or may not be able to refinance the balloon payment on terms as favorable as the original loan or sell assets at prices sufficient to make the balloon payment. The effect of a refinancing or sale could affect the rate of return to our stockholders and the projected time of disposition of our assets. In addition, payments of principal and interest made to service our debts may leave us with insufficient cash to pay the distributions that we are required to pay to maintain our qualification as a REIT or to meet our obligations to the holders of Class C Units. Any of these results would have a material adverse effect on the value of an investment in our common stock.

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

Even if we maintain our status as a REIT, we may be subject to U.S. federal, state and local income taxes. For example, net income from the sale of properties that are “dealer” properties sold by a REIT and that do not meet a safe harbor available under the Code (a “prohibited transaction” under the Code) will be subject to a 100% tax. If we earn REIT taxable income, we may not make sufficient distributions to avoid excise taxes applicable to REITs. We also may decide to retain net capital gains we earn from the sale or other disposition of our property and pay U.S. federal income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability unless they file U.S. federal income tax returns and thereon seek a refund of such tax. We also will be subject to corporate income tax on any undistributed REIT taxable income. We also may be subject to state and local taxes on our income or property, including franchise, payroll and transfer taxes, either directly or at the level of the OP or at the level of the other companies through which we indirectly own our assets, such as our taxable REIT subsidiaries, which are subject to full U.S. federal, state, local and foreign corporate-level income taxes. Any taxes we pay directly or indirectly will reduce our cash available for distribution to our stockholders.

To continue to qualify as a REIT we must meet annual distribution requirements, which may force us to forgo otherwise attractive opportunities or borrow funds during unfavorable market conditions. This could delay or hinder our ability to meet our investment objectives and reduce our stockholder’s overall return.

In order to continue to qualify as a REIT, we must distribute annually to our stockholders at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding any net capital gain. We will be subject to U.S. federal income tax on our undistributed REIT taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (a) 85% of our ordinary income, (b) 95% of our capital gain net income and (c) 100% of our undistributed income from prior years. We do not currently earn REIT taxable income and have not made distributions to our stockholders since 2016. If we earn REIT taxable income, these requirements could cause us to distribute amounts that otherwise would be spent on investments in real estate assets and it is possible that we might be required to borrow funds, possibly at unfavorable rates, or sell assets to fund these distributions. Although we intend to pay distributions sufficient to meet the annual distribution requirements and to avoid U.S. federal income and excise taxes on our earnings while we qualify as a REIT, it is possible that we might not always be able to do so.

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

In connection with our qualification as a REIT, we are required to distribute annually to our stockholders at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding net capital gain. We do not currently earn REIT taxable income and have not made distributions to our stockholders since 2016. If we earn REIT taxable income, in order to satisfy this requirement, we may pay distributions that are payable in cash or shares of our common stock (which could account for up to 80% of the aggregate amount of such distributions) at the election of each stockholder. Taxable stockholders receiving such distributions will be required to include the full amount of such distributions as ordinary dividend income to the extent of our current or accumulated earnings and profits, as determined for U.S. federal income tax purposes. As a result, U.S. stockholders may be required to pay U.S. federal income taxes with respect to such distributions in excess of the cash portion of the distribution received. Accordingly, U.S. stockholders receiving a distribution of our shares may be required to sell stock or other assets owned by them (including, if possible, our shares received in such distribution), at a time that may be disadvantageous, in order to obtain the cash necessary to satisfy any tax imposed on such distribution. If a U.S. stockholder sells the stock that it receives as part of the distribution in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the distribution, depending on the market price of our stock at the time of the sale. Furthermore, with respect to certain non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such distribution, including in respect of all or a portion of such distribution that is payable in stock, by withholding or disposing of part of the shares included in such distribution and using the proceeds of such disposition to satisfy the withholding tax imposed.

The taxation of distributions to our stockholders can be complex; however, distributions that we make to our stockholders generally will be taxable as ordinary income, which may reduce our stockholder’s anticipated return from an investment in us.

Distributions that we make to our taxable stockholders out of current and accumulated earnings and profits (and not designated as capital gain dividends or qualified dividend income) generally will be taxable as ordinary income. For tax years beginning after December 31, 2017, noncorporate stockholders are entitled to a 20% deduction with respect to these ordinary REIT dividends which would, if allowed in full, result in a maximum effective federal income tax rate on them of 29.6% (or 33.4% including the 3.8% surtax on net investment income); although, the 20% deduction is scheduled to sunset after December 31, 2025. However, a portion of our distributions may (1) be designated by us as capital gain dividends generally taxable as long-term capital gain to the extent that they are attributable to net capital gain recognized by us, (2) be designated by us as qualified dividend income, taxable at capital gains rates, to the extent they are attributable to dividends we receive from our taxable REIT subsidiaries, or (3) constitute a return of capital to the extent that they exceed our accumulated earnings and profits as determined for U.S. federal income tax purposes. A return of capital is not taxable, but has the effect of reducing the tax basis of a stockholder’s investment in our common stock. We do not currently earn REIT taxable income and have not made distributions to our stockholders since 2016. If we do make distributions, distributions that exceed our current and accumulated earnings and profits and a stockholder’s tax basis in our common stock generally will be taxable as capital gains.

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

Our ability to utilize our net operating loss carryforwards to reduce our future taxable income will be severely limited by the ownership change (as defined in Section 382 of the Code) expected to occur as a result of the Restructuring Transactions.  This could result in more taxable income and greater distribution requirements in order to maintain our REIT status in future tax years.

We have significant net operating loss (“NOL”) carryforwards for federal and state income tax purposes.

It is expected that the Restructuring Transactions, if they are completed, will result in an ownership change for purposes of Section 382, which will severely limit our ability to use our NOLs. In general terms, an ownership change occurs whenever one or more “5% stockholders” collectively change the ownership of a company by more than 50 percentage points within a three-year period. This is expected to occur as a result of the Restructuring Transactions, including a Pre-Packaged Bankruptcy, if they are completed.  An ownership change generally limits the amount of NOL carryforwards a company may use in a given year to the aggregate fair market value of the company’s common stock immediately prior to the ownership change, multiplied by the long-term tax-exempt interest rate in effect for the month of the ownership change.  (The long-term tax-exempt interest rate for ownership changes that occur in March 2021 is 1.22%.)  For a corporation in bankruptcy that undergoes an ownership change pursuant to a confirmed chapter 11 plan, as is expected here, the fair market value of the stock of the corporation is generally determined immediately after (rather than before) the ownership change after giving effect to the discharge of creditors’ claims (if any), but subject to certain adjustments.  The effect of the ownership change and resulting limitation in our ability to use our NOLs could result in more REIT taxable income and greater distribution requirements in order to maintain our REIT status in future tax years than there would be absent the ownership change.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our Hotels

The following table presents certain additional information about the properties we owned at December 31, 2020:

Property	Location	Number of Rooms	Ownership Percentage of Hotel
Baltimore Courtyard(2)	Baltimore, MD	205	100%
Providence Courtyard(2)	Providence, RI	219	100%
Stratford Homewood Suites(3)	Stratford, CT	135	100%
Georgia Tech Hotel(1)(4)(7)	Atlanta, GA	252	N/A
Westin Virginia Beach	Virginia Beach, VA	236	31%
Hilton Garden Inn Blacksburg(5)(6)	Blacksburg, VA	137	57%
Courtyard Asheville(2)	Asheville, NC	78	100%

Courtyard Athens Downtown(2)	Athens, GA	105	100%
Courtyard Columbus Downtown(4)	Columbus, OH	150	100%
Courtyard Dallas Market Center(2)(6)	Dallas, TX	184	100%
Courtyard Dalton(3)	Dalton, GA	93	100%
Courtyard Flagstaff(4)	Flagstaff, AZ	164	100%
Courtyard Houston I 10 West Energy Corridor(3)	Houston, TX	176	100%
Courtyard Jacksonville Airport Northeast(2)	Jacksonville, FL	81	100%
Courtyard Knoxville Cedar Bluff(2)	Knoxville, TN	78	100%
Courtyard Louisville Downtown(2)	Louisville, KY	140	100%
Courtyard Orlando Altamonte Springs Maitland(2)	Orlando, FL	112	100%
Courtyard San Diego Carlsbad(3)	Carlsbad, CA	145	100%
Courtyard Sarasota Bradenton(2)	Sarasota, FL	81	100%
Courtyard Tallahassee North I 10 Capital Circle(2)	Tallahassee, FL	93	100%
DoubleTree Baton Rouge(4)	Baton Rouge, LA	127	100%
Embassy Suites Orlando International Drive Jamaican Court(2)	Orlando, FL	246	100%
Fairfield Inn & Suites Atlanta Vinings(2)	Atlanta, GA	142	100%
Fairfield Inn & Suites Bellevue(4)	Bellevue, WA	116	100%
Fairfield Inn & Suites Dallas Market Center(2)	Dallas, TX	144	100%
Fairfield Inn & Suites Denver(4)	Denver, CO	160	100%
Hampton Inn & Suites Boynton Beach(2)	Boynton Beach, FL	165	100%
Hampton Inn & Suites El Paso Airport(4)	El Paso, TX	139	100%
Hampton Inn & Suites Nashville Franklin Cool Springs(2)	Franklin, TN	127	100%
Hampton Inn Albany Wolf Road Airport(2)	Albany, NY	153	100%
Hampton Inn Austin North at IH 35 & Highway 183(3)	Austin, TX	121	100%
Hampton Inn Baltimore Glen Burnie(2)(6)	Glen Burnie, MD	116	100%
Hampton Inn Beckley(2)	Beckley, WV	108	100%

Hampton Inn Birmingham Mountain Brook(2)(6)	Birmingham, AL	129	100%
Hampton Inn Boca Raton(2)	Boca Raton, FL	94	100%
Hampton Inn Boca Raton Deerfield Beach(2)	Deerfield Beach, FL	106	100%
Hampton Inn Boston Peabody(2)	Peabody, MA	120	100%
Hampton Inn Champaign Urbana(3)	Urbana, IL	130	100%
Hampton Inn Charlotte Gastonia(2)	Gastonia, NC	108	100%
Hampton Inn Chicago Naperville(3)	Naperville, IL	129	100%
Hampton Inn College Station(3)	College Station, TX	133	100%
Hampton Inn Detroit Madison Heights South Troy(2)	Madison Heights, MI	123	100%
Hampton Inn East Lansing(3)	East Lansing, MI	86	100%
Hampton Inn Fort Wayne Southwest(4)	Ft. Wayne, IN	118	100%
Hampton Inn Grand Rapids North(2)	Grand Rapids, MI	84	100%
Hampton Inn Indianapolis Northeast Castleton(3)	Indianapolis, IN	128	100%
Hampton Inn Knoxville Airport(3)	Alcoa, TN	118	100%
Hampton Inn Medford(4)	Medford, OR	75	100%
Hampton Inn Memphis Poplar(2)	Memphis, TN	124	100%
Hampton Inn Milford(3)	Milford, CT	148	100%
Hampton Inn Norfolk Naval Base(2)(6)	Norfolk, VA	117	100%
Hampton Inn Orlando International Drive Convention Center(3)	Orlando, FL	173	100%
Hampton Inn Palm Beach Gardens(2)	Palm Beach Gardens, FL	116	100%
Hampton Inn Scranton at Montage Mountain(2)	Moosic, PA	129	100%
Hampton Inn State College(2)	State College, PA	119	100%
Hampton Inn West Palm Beach Florida Turnpike(2)	West Palm Beach, FL	110	100%
Hilton Garden Inn Albuquerque North Rio Rancho(3)	Rio Rancho, NM	129	100%
Hilton Garden Inn Austin Round Rock(2)	Round Rock, TX	122	100%
Hilton Garden Inn Fort Collins(4)	Ft. Collins, CO	120	100%
Hilton Garden Inn Louisville East(3)	Louisville, KY	112	100%
Hilton Garden Inn Monterey(4)	Monterey, CA	204	100%
Homewood Suites Augusta(3)	Augusta, GA	65	100%
Homewood Suites Boston Peabody(2)	Peabody, MA	85	100%
Homewood Suites Chicago Downtown(2)	Chicago, IL	233	100%
Homewood Suites Hartford Windsor Locks(2)	Windsor Locks, CT	132	100%

Homewood Suites Orlando International Drive Convention Center(3)	Orlando, FL	252	100%
Homewood Suites Phoenix Biltmore(2)(6)	Phoenix , AZ	124	100%
Homewood Suites San Antonio Northwest(2)	San Antonio, TX	123	100%
Homewood Suites Seattle Downtown(3)	Seattle, WA	162	100%
Hyatt House Atlanta Cobb Galleria(4)	Atlanta, GA	149	100%
Hyatt Place Albuquerque Uptown(2)	Albuquerque, NM	126	100%
Hyatt Place Las Vegas(2)	Las Vegas, NV	202	100%
Hyatt Place Memphis Wolfchase Galleria(2)	Memphis, TN	126	100%
Hyatt Place Miami Airport West Doral(2)	Miami, FL	124	100%
Hyatt Place Minneapolis Airport South(2)	Bloomington, MN	126	100%
Hyatt Place Nashville Franklin Cool Springs(2)	Franklin, TN	126	100%
Hyatt Place Tampa Airport Westshore(2)	Tampa, FL	124	100%
Residence Inn Boise Downtown(2)	Boise, ID	104	100%
Residence Inn Chattanooga Downtown(2)	Chattanooga, TN	76	100%
Residence Inn Fort Myers(2)	Fort Myers, FL	78	100%
Residence Inn Fort Wayne Southwest(4)	Ft. Wayne, IN	109	100%
Residence Inn Jacksonville Airport(3)	Jacksonville, FL	78	100%
Residence Inn Knoxville Cedar Bluff(2)	Knoxville, TN	78	100%
Residence Inn Lexington South Hamburg Place(2)	Lexington, KY	91	100%
Residence Inn Los Angeles Airport El Segundo(2)	El Segundo, CA	150	100%
Residence Inn Macon(2)	Macon, GA	78	100%
Residence Inn Memphis Germantown(4)	Germantown, TN	78	100%
Residence Inn San Diego Rancho Bernardo Scripps Poway(2)	San Diego, CA	95	100%
Residence Inn Sarasota Bradenton(2)	Sarasota, FL	78	100%
Residence Inn Savannah Midtown(2)	Savannah, GA	66	100%
Residence Inn Tallahassee North I 10 Capital Circle(2)	Tallahassee, FL	78	100%
Residence Inn Tampa North I 75 Fletcher(2)	Tampa, FL	78	100%
Residence Inn Tampa Sabal Park Brandon(2)	Tampa, FL	102	100%
Springhill Suites Asheville(3)	Asheville, NC	88	100%
Springhill Suites Austin Round Rock(2)	Round Rock, TX	104	100%

SpringHill Suites Denver(4)	Denver, CO	125	100%
SpringHill Suites Flagstaff(4)	Flagstaff, AZ	113	100%
Springhill Suites Grand Rapids North(2)	Grand Rapids, MI	76	100%
Springhill Suites Lexington Near The University Of Kentucky(2)	Lexington, KY	108	100%
Springhill Suites San Diego Rancho Bernardo Scripps Poway(2)	San Diego, CA	138	100%
TownePlace Suites Savannah Midtown(3)	Savannah, GA	93	100%
		12,673

(1)	We own the leasehold interest in the property and account for it as an operating lease
(2)	Encumbered by the 92-Pack Loans
(3)	Encumbered by the Additional Grace Mortgage Loan
(4)	Encumbered by the Term Loan
(5)	Encumbered by the Hilton Garden Inn Blacksburg Joint Venture Loan
(6)

Subject to a ground lease. Except for the ground lease for the Hampton Inn Baltimore Glen Burnie hotel which has a remaining lease term of approximately 9 years, all of our ground lease hotels have remaining ground lease terms of at least 10 years (including renewal options).

(7)	In February 2021, we defaulted on our Georgia Tech Hotel & Conference Center ground lease and entered into a forbearance agreement with the lenders under the related mortgage indebtedness, and, as a result of our default, the ground lessor has exercised its right to terminate the ground lease, effective as of March 31, 2021. See Note 17 – Subsequent Events to our accompanying consolidated financial statements included in this Annual Report on Form 10-K for more details.

Debt

As of December 31, 2020, we had $1.3 billion in outstanding indebtedness. All of our hotel assets have been pledged as collateral under this indebtedness.

The following table summarizes certain information regarding our debt obligations as of December 31, 2020:

Use of Proceeds/Collateral	Principal Balance as of December 31, 2020 (In Thousands)	Number of rooms	Debt per Room	Interest Rate	Maturity Date
92 - Pack Mortgage Loan	$707,775	7,379	$95,917	LIBOR plus 2.14%	Nov 7, 2021; 1st ext. Nov 7, 2022; 2nd ext. Nov 7, 2023; 3rd ext. Nov 7, 2024
92 - Pack Senior Mezzanine Loan	$81,352	7,379	$11,025	LIBOR plus 5.60%	Nov 7, 2021; 1st ext. Nov 7, 2022; 2nd ext. Nov 7, 2023; 3rd ext. Nov 7, 2024
92 - Pack Junior Mezzanine Loan	$56,948	7,379	$7,718	LIBOR plus 8.50%	Nov 7, 2021; 1st ext. Nov 7, 2022; 2nd ext. Nov 7, 2023; 3rd ext. Nov 7, 2024
Additional Grace Mortgage Loan	$232,000	2,694	$86,117	4.96%	October 6, 2022
Term Loan	$228,850	2,227	$102,762	LIBOR plus 3.00%	May 1, 2021; 2nd ext. May 1, 2022; 3rd ext. May 1, 2023
Hilton Garden Inn Blacksburg Joint Venture Loan	$9,918	137	$72,394	4.31%	December 6, 2021

See Note 5 - Mortgage Notes Payable to our accompanying consolidated financial statements included in this Annual Report on Form 10-K for additional information regarding our debt obligations.

Item 3. Legal Proceedings.

The material legal proceedings to which we were a party during the year ended December 31, 2020 are described under the heading “Litigation” included in Note 11 – Commitments and Contingencies to our consolidated financial statements included in this Annual Report on Form 10-K. During the three months ended December 31, 2020, we were not a party to any material legal proceedings, and we have no subsequently become party to any such proceedings.

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

We are required to annually publish an Estimated Per-Share NAV pursuant to the rules and regulations of FINRA. On April 21, 2020, our board of directors unanimously approved and we published the 2020 NAV, an updated Estimated Per-Share NAV equal to $8.35 based on an estimated fair value of our assets less the estimated fair value of our liabilities, divided by 39,151,201 shares of our common stock outstanding on a fully diluted basis as of December 31, 2019.

Moreover, as discussed in more detail elsewhere in this Annual Report on Form 10-K, we have been engaged in ongoing discussions with the Brookfield Investor regarding the terms of the Restructuring Transactions, which would include, among other things, a Pre-Packaged Bankruptcy. A Pre-Packaged Bankruptcy, like any bankruptcy, is expected to place our common stockholders at significant risk of losing all or substantially all of the value of their investment in our common stock. Moreover, seeking bankruptcy court protection could have a material adverse effect on our business, financial condition, results of operations and liquidity.

The 2020 NAV and the underlying estimates and assumptions are as of December 31, 2019, and have not been revised to reflect any potential negative impact on our company of the coronavirus pandemic, a Pre-Packaged Bankruptcy or any other transactions or events occurring subsequent to December 31, 2019.

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

For further information, see “Item 1A. Risk Factors — Our Estimated Per-Share NAV was determined as December 31, 2019 and does not reflect any potential negative impact of the coronavirus pandemic after that date or any negative impact of  a Pre-Packaged Bankruptcy, which is expected to place our stockholders at significant risk of losing all or substantially all of the value of their investment in our common stock and materially and adversely affect us.”

The Estimated Per-Share NAV does not represent:

•	the price at which shares of our common stock would trade at on a national securities exchange;
•	the amount a stockholder would obtain if he or she tried to sell his or her shares of common stock;
•	the amount stockholders would receive if we liquidated our assets and distributed the proceeds after paying all of its expenses and liabilities; or
•	the value a share of our common stock would have if we are able to complete the Restructuring Transactions, including a Pre-Packaged Bankruptcy, or any alternative transaction.

Accordingly, with respect to the Estimated Per-Share NAV, we can give no assurance that:

•	a stockholder would be able to resell his or her shares of common stock at Estimated Per-Share NAV;
•	a stockholder would ultimately realize distributions per share of common stock equal to Estimated Per-Share NAV upon liquidation of our assets and settlement of our liabilities or a sale of us;
•	shares of our common stock would trade at a price equal to or greater than Estimated Per-Share NAV if they were listed on a national securities exchange; or
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

Holders

As of December 31, 2020, we had 39,082,625 shares of common stock outstanding held by approximately 19,000 stockholders of record.

Distributions

We elected to be taxed as a REIT under Sections 856 through 860 of the Code commencing with the tax year ended December 31, 2014. As a REIT, we are required to distribute at least 90% of our REIT taxable income, determined without regard for the deduction for dividends paid and excluding net capital gains, to our stockholders annually. Our distribution policy is subject to revision at the discretion of our board of directors, and may be changed at any time. Our ability to make future cash distributions will depend on a number of factors, including our future cash flows, our financial condition, our ability to obtain additional liquidity, which may not be available on favorable terms, or at all, provisions in our agreements that may restrict our ability to pay dividends, capital expenditure requirements, as applicable, requirements of Maryland law and annual distribution requirements needed to maintain our status as a REIT.  We are not currently paying cash distributions to our common stockholders, and we do not intend to resume payment of distributions while our negotiations with the Brookfield Investor are ongoing prior to filing a Pre-Packaged Bankruptcy.

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

Unregistered Sales of Equity Securities and Use of Proceeds.

We did not sell any equity securities that were not registered under the Securities Act during the year ended December 31, 2020, except with respect to which information has been included in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Our common stock is currently not listed on a national securities exchange. There is no established trading market for shares of our common stock and there can be no assurance one will develop. We currently have no plans to list shares of our common stock on a national securities exchange. In September 2018, our board of directors adopted the SRP pursuant to which we were offering, subject to certain terms and conditions, liquidity to stockholders by offering to make quarterly repurchases of common stock at a price to be established by the board of directors. In February 2019, our board of directors suspended the SRP. The suspension will remain in effect unless and until our board takes further action to reactivate the SRP, which will not occur prior to the potential filing of a Pre-Packaged Bankruptcy we are currently contemplating.

Prior to such suspension, we repurchased shares of our common stock pursuant to the SRP during the year ended December 31, 2018 and the year ended December 31, 2019 but we did repurchases of shares under the SRP during the year ended December 31, 2020 and have not repurchased any shares thereafter.

Item 6. Selected Financial Data.

Not Applicable. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for material information relevant to an assessment of our financial condition and results of operations.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

This section of this Form 10-K generally discusses 2020 and 2019 items and year-to-year comparisons between 2020 and 2019. Discussions of 2018 items and year-to-year comparisons between 2019 and 2018 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7, pages 54 through 58, of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

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

Background

Hospitality Investors Trust, Inc. is a self-managed real estate investment trust ("REIT") that invests primarily in premium-branded select-service lodging properties in the United States. As of December 31, 2020, we own or have an ownership interest in a total of 101 hotels, with a total of 12,673 guestrooms in 29 states.

We believe in affiliating our hotels with premium brands owned by leading international franchisors such as Hilton, Marriott and Hyatt. As of December 31, 2020, all but one of our hotels operated under a franchise or license agreement with a national brand owned by one of Hilton Worldwide, Inc., Marriott International, Inc., and Hyatt Hotels Corporation or one of their respective subsidiaries or affiliates.

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

Overview - Coronavirus Pandemic

In early March 2020, we started to experience the effects of the coronavirus pandemic on our business through softening of demand and revenue weakness across our portfolio triggered by direct guest cancellations at our hotels as well as cancellations of business and industry conventions and meetings in certain of our markets. These conditions significantly worsened over the course of the month and have continued through the remainder of 2020 and into the first quarter of 2021 as the level of overall travel has declined significantly due to concerns about the coronavirus pandemic and actions taken by governments, businesses and other organizations to contain the coronavirus that have included restrictions on travel and the operations of many businesses as well as event cancellations and social distancing measures. We believe our concentration of hotels in “drive-to” markets has allowed our occupancy numbers to recover from the onset of the coronavirus pandemic in March and April of 2020, although occupancy and financial performance at our hotels remain substantially below pre-pandemic levels. We saw gradual recovery in occupancy levels at our hotels primarily from leisure travel in the summer and into the fall followed by some slowing of the recovery as an additional wave of the pandemic developed in the late fall.  Overall, the number of guests at our hotels continues to be substantially lower than historical levels due to the ongoing impact of the coronavirus pandemic. We anticipate that demand from business travelers will remain muted at least until there has been adequate production and widespread distribution of the recently developed coronavirus vaccines. The table below compares pro-forma monthly Occupancy and Average Daily Rate ("ADR") of only the hotels in our portfolio that we owned as of December 31, 2020, for the months of March through December of 2020 and compared to the same months in 2019.  This information may not be indicative of any future period.

	Proforma Monthly Occupancy		Proforma Monthly ADR
	2020	2019	2020	2019
March	40.8%	80.4%	125.49	135.54
April	15.8%	81.2%	93.10	131.82
May	25.9%	79.5%	87.90	133.70
June	36.2%	83.3%	97.34	136.05
July	42.8%	82.3%	100.97	131.97
August	46.6%	79.7%	100.13	130.03
September	48.8%	76.4%	96.31	131.07
October	52.3%	81.6%	96.57	134.84
November	44.3%	74.3%	91.14	125.04
December	41.7%	64.6%	88.19	117.70

Despite the improving monthly occupancy results since April, our financial results remain significantly below normal historical levels and as a result for the last 12 months we have not generated sufficient cash from our operations to cover all of our obligations. During this period, we have utilized cash on hand to fund non-hotel expenses, such as interest on our debt obligations, payment of distributions on the Class C Units and general and administrative expenses, as well as in certain months a portion of our hotel operating expenses, and we anticipate continuing to use cash on hand for these purposes. Moreover, as a result of the forbearance and loan modification agreements we have entered into with respect to our indebtedness, as well as the periodic debt yield and debt service coverage tests we remain subject to under our indebtedness, we do not expect that excess cash flows, if any, generated by our properties will be available to us for any other purpose for the foreseeable future. Due to the effects of the coronavirus pandemic on our business, and as described in greater detail under “Liquidity and Capital Resources” below and “Item 1A. Risk Factors” above, we estimate that without additional liquidity from a source other than property operations, we will no longer have sufficient cash on hand to continue to pay our current obligations during the first half of 2021.

We anticipate this trend of substantially lower guest demand and revenue across our hotel portfolio will continue and the extent to which the coronavirus pandemic will impact our financial results will depend on future developments, which are unknown and cannot be predicted, including how long the pandemic continues and its severity, new information which may emerge concerning the coronavirus, the efficacy and acceptance of vaccines or other remedies that have been or may be developed as well as the production and distribution thereof, actions taken to contain the coronavirus pandemic or its impact, consumer preferences and the duration of governmental and business restrictions on travel, among others. Additional waves of the coronavirus pandemic could lead to new travel restrictions and reductions in economic activity resulting in further disruptions to our operations and cash flows. The coronavirus pandemic has also triggered a decrease in global economic activity that has resulted in a global recession, and the sustained downturn in the U.S. economy has caused an economic recession in the U.S. The continuation of the economic downturn and relative weakness in any recovery could have further adverse impacts on our business.

At the onset of the coronavirus pandemic, we worked closely with our third-party property managers to respond to these developments and to implement various property-level cost reduction and other liquidity preservation measures which have included temporary hotel staff reductions and temporary suspension of certain services. As occupancy has improved, we have adjusted hotel staffing and hotel services to be consistent with guest volume and consumer preferences. To date, largely as a result of the generally lower cost structure of our primarily select-service portfolio and the cost reduction steps we have taken, we have kept substantially all of our hotels open and operating. We have also enhanced our sales efforts by focusing on pandemic specific opportunities and maximizing performance based on available demand. Initially during the second quarter of 2020 and then again during the first quarter of 2021, we commenced pursuit of loans pursuant to the Small Business Administration Payroll Protection Program (“PPP”) for our properties, and in both instances ultimately determined to cease these efforts without obtaining any PPP loans for a variety of reasons, including due to uncertainty about loan eligibility rules and the numerous logistical issues which we faced in navigating the PPP loan application process. Since the onset of the pandemic, we have implemented various corporate overhead savings initiatives, including permanent and temporary reduction in employee headcount, reduction in the 2020 incentive compensation pool and temporary elimination of certain employee benefit programs. We cannot predict how the coronavirus pandemic may impact the prospects for our company and our business generally when conditions normalize. For example, some of the current reduction in travel and consequently guest demand at our hotels may persist due to potentially permanent changes in hotel use patterns and willingness to travel of our guests.  We may also experience higher cost structures due to factors such as new brand standards and increasing guest and staff concerns about cleanliness.

During March 2020, we determined to delay most of the PIP projects that had been scheduled for 2020 as well as certain projects scheduled for future years, and during April and May 2020, we determined not to make $4.2 million of capital reserve payments due under our mortgage and mezzanine indebtedness which had $846.1 million principal outstanding as of December 31, 2020 and is secured by 62 of our hotel properties (the “92-Pack Loans”) and the mortgage indebtedness which had $232.0 million principal outstanding as of December 31, 2020 and is secured by 21 properties (the “Additional Grace Mortgage Loan”), which resulted in events of default under the loans. We discussed our plans not to make the required capital reserve payments in advance with the lenders and the decisions to delay PIPs and not to make the capital reserve payments were made in conjunction with actions taken by our franchisors temporarily suspending obligations of hotel owners to perform capital improvements and fund capital reserves for at least the remainder of 2020. Our franchisors have since extended the temporary suspension of owner obligations to perform capital improvements and fund capital reserves for all or a portion of 2021, and we have also determined to delay all of the PIP projects that had been scheduled for 2021.

During June 2020, we entered into forbearance agreements with the lenders under the 92-Pack Loans, pursuant to which our monthly capital reserve obligations with respect to brand mandated property improvement plans, starting with the payment that was not made in April 2020, were deferred until January 2021. In connection with the extension of the Additional Grace Mortgage Loan discussed below, the obligation to make the capital reserve payments for May through December 2020 was waived, and the event of default under the Additional Grace Mortgage Loan was thereby cured. We entered into additional deferrals and waivers of capital reserve obligations with our lenders during 2021, including a deferral of reserve obligations with respect to property improvement plans with the lenders under the 92-Pack Loans during January 2021, such that payments of $500,000 are scheduled to be made in April and May of 2021, and the remaining $7.3 million is required to be paid by no later than April 2022.  Deferrals we have agreed to with our lenders generally extend capital reserve obligations until 2021 and 2022, which could result in greater pressure on our future cash flows.

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

Notwithstanding the steps we have taken, our hotel revenues were not sufficient to pay hotel operating expenses during the months of April and May 2020. Our hotels were approximately breakeven during June, and we generated $6.9 million of Hotel EBITDA during the third quarter and $2.7 million of Hotel EBITDA during the fourth quarter.  Despite the positive Hotel EBITDA our hotel portfolio generated during the third and fourth quarters, we continued to use cash on hand to fund non-hotel expenses, such as interest on our debt obligations, payment of distributions on the Class C Units and general and administrative expenses, and we anticipate continuing to use cash on hand to fund these expenses, as well as any shortfall in hotel revenues over hotel operating expenses, until economic activity and demand for hotel rooms normalize. Moreover, as a result of the forbearance and loan modification agreements we have entered into with respect to our indebtedness, as well as the periodic debt yield and debt service coverage tests we remain subject to under our indebtedness, we do not expect that excess cash flows, if any, generated by our properties will be available to us for any other purpose for the foreseeable future.  We estimate that without additional liquidity from a source other than property operations, we will no longer have sufficient cash on hand to continue to pay our current obligations during the first half of 2021. Accordingly, we will require additional liquidity from a source other than property operations, and to date we have not been able to identify an available source that can satisfy this requirement other than the Brookfield Investor.

Overview – Potential Restructuring

We have been engaged in ongoing discussions with Brookfield Strategic Real Estate Partners II Hospitality REIT II LLC (the “Brookfield Investor”) regarding our strategic and liquidity alternatives. As part of these ongoing discussions, during December 2020, we entered into an amendment (the “December LPA Amendment”) with the Brookfield Investor to the Amended and Restated Agreement of Limited Partnership (as amended, the “A&R LPA”) of our operating partnership, Hospitality Investors Trust Operating Partnership, L.P. (the “OP”), pursuant to which the cash distribution payable to the Brookfield Investor on December 31, 2020 was converted into a PIK Distribution (as defined below). The objective of the December LPA Amendment was to preserve at least in the short-term our cash position as we continued discussions with the Brookfield Investor regarding a holistic solution to our liquidity dilemma, but it did not address our long-term need for additional capital. As our discussions with the Brookfield Investor have continued during the first quarter of 2021, we are in ongoing discussions concerning the possibility of entering into a definitive and comprehensive agreement on the terms of a series of deleveraging or restructuring transactions (the “Restructuring Transactions”) that would include, among other things, filing by us and the OP of pre-packaged Chapter 11 cases under the U.S. Bankruptcy Code in the State of Delaware to implement the Restructuring Transactions pursuant to a plan of reorganization (a “Pre-Packaged Bankruptcy”).

On March 30, 2021, to address our short-term liquidity needs as our discussions with the Brookfield Investor regarding the Restructuring Transactions remain ongoing, we entered into another amendment to the A&R LPA (the “March LPA Amendment” and, together with the “December LPA Amendment,” the “LPA Amendments”) with the Brookfield Investor pursuant to which the cash distribution payable to the Brookfield Investor with respect to its Class C Units on March 31, 2021 was converted into a PIK Distribution and are engaged in discussions with other stakeholders with respect to a possible Pre-Packaged Bankruptcy.

There can be no assurance, however, that our discussions with the Brookfield Investor will ultimately lead to a definitive restructuring support agreement (a “Restructuring Support Agreement”) on favorable terms, or at all. Moreover, even if we are able to enter into a Restructuring Support Agreement with the Brookfield Investor, the Restructuring Transactions will remain subject to significant conditions, including our obtaining consents from all of our lenders, our franchisors and other third parties in interest, and there will still be no assurance we will be able to complete the Restructuring Transactions, including a Pre-Packaged Bankruptcy, on their contemplated terms, or at all. A Pre-Packaged Bankruptcy, like any bankruptcy, is expected to place our common stockholders at significant risk of losing all or substantially all of the value of their investment in our common stock and materially and adversely affect us. Furthermore, even if we are able to complete the Restructuring Transactions, including a Pre-Packaged Bankruptcy, there can be no assurance that we will not once again need additional capital, which may or may not be available on favorable terms, or that we will be successful in executing our business plan post-emergence from bankruptcy and achieving our strategic goals.

Overview - Other

During 2019, as part of our investment strategy to continue to pursue the sale of non-core hotels and reallocate capital into other corporate purposes, including debt reduction, we commenced marketing for sale a total of 45 hotels. As of December 31, 2020, 43 of these hotels have been sold, the pending sale of one hotel was terminated during October 2020 due to the buyer’s default and we were entitled to retain the non-refundable deposit as liquidated damages, and the final hotel was subject to a definitive sale agreement where the buyer had made a non-refundable deposit and closing is scheduled for July 2021. However, we were not able to conclude as of December 31, 2020, that the sale is probable to occur and to close within one year, so we have not classified the hotel as held for sale in accordance with GAAP as of December 31, 2020.  See “Results of Operations” below for more detail.

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

For further information, see “Item 1A. Risk Factors — Our Estimated Per-Share NAV was determined as December 31, 2019 and does not reflect any potential negative impact of the coronavirus pandemic after that date or any negative impact of  a Pre-Packaged Bankruptcy, which is expected to place our stockholders at significant risk of losing all or substantially all of the value of their investment in our common stock and materially and adversely affect us.”

On January 12, 2017, we, along with the OP entered into the Securities Purchase, Voting and Standstill Agreement ("SPA") with the Brookfield Investor to secure a commitment by the Brookfield Investor to make capital investments in us necessary for us to meet our short-term and long-term liquidity requirements and obligations.

The initial closing under the SPA (the “Initial Closing”) occurred on March 31, 2017, followed by subsequent closings on February 27, 2018 and February 27, 2019.   At the Initial Closing, in addition to Class C Units, the Brookfield Investor also purchased one share of a new series of preferred stock designated as the Redeemable Preferred Share, par value $0.01 per share (the "Redeemable Preferred Share"), for a nominal purchase price. The Brookfield Investor no longer has any obligations or rights to purchase additional Class C Units pursuant to the SPA or otherwise. As of December 31, 2020, the Brookfield Investor has made $379.7 million of capital investments in us by purchasing Class C Units in the OP, and the total liquidation preference of the Class C Units was $441.4 million.

Holders of Class C Units are entitled to receive, with respect to each Class C Unit, fixed, quarterly cumulative cash distributions at a rate of 7.50% per annum and are also entitled to receive, with respect to each Class C Unit, fixed, quarterly, cumulative PIK Distributions payable in Class C Units at a rate of 5% per annum.

During December 2020 and March 2021, we entered into the LPA Amendments with the Brookfield Investor, as the holder of all issued and outstanding Class C Units. Pursuant to the LPA Amendments, the cash distributions payable on December 31, 2020 and March 31, 2021 were or will be converted into a PIK Distribution such that, on the applicable date, no cash distribution was or will be paid and the quarterly PIK Distribution paid was or will be at a rate of 12.5% per annum. The LPA Amendments also provide that, if a Restructuring Support Agreement is not entered into by April 30, 2021 (or if a Restructuring Support Agreement is entered into and then terminated), on that date, the OP will be required to redeem 60% of the Class C Units paid as PIK Distributions on December 31, 2020 and March 31, 2021 (i.e., the Class C Units paid or to be paid in respect of the cash distributions that would have been payable on December 31, 2020 and March 31, 2021 but were or will be converted into a PIK Distribution, as described above) for an amount in cash equal to the liquidation preference of such Class C Units (a “PIK Redemption”). A PIK Redemption is subject to certain conditions, including that the OP has Legally Available Funds (as defined in the A&R LPA) and that cash is available to make the payment after taking into account the actual cost of certain capital expenditures and contractual reserves without requiring the incurrence of additional debt, the issuance of additional securities or the consummation of any asset sales.

The Class C Units are convertible into units of limited partner interest in the OP entitled “OP Units” (“OP Units”), which may be redeemed for shares of our common stock or, at our option, the cash equivalent. As of December 31, 2020, the Brookfield Investor owns or controls 43.4% of the voting power of our common stock on an as-converted basis. With respect to share ownership limitations contained in our charter intended to ensure our ongoing compliance with REIT requirements, we have granted the Brookfield Investor and its affiliates a waiver of the applicable limitations which permits the Brookfield Investor and its affiliates to own up to 49.9% in value of the aggregate of the outstanding shares of our common stock, subject to terms and conditions set forth in an ownership limit waiver agreement. The SPA also contains certain standstill and voting restrictions applicable to the Brookfield Investor and certain of its affiliates.

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

We do not currently pay distributions to our stockholders, and have not paid cash distributions since April 2016, when they were suspended to preserve liquidity, or stock distributions since January 2017, when we entered into the SPA. Currently, under the Brookfield Approval Rights, prior approval is required before we can declare or pay any distributions or dividends to our common stockholders, except for cash distributions equal to or less than $0.525 per annum per share. Moreover, we are currently negotiating the terms of the Restructuring Transactions, including a Pre-Packaged Bankruptcy, with the Brookfield Investor, and we do not intend to resume payment of distributions prior to filing a Pre-Packaged Bankruptcy.

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

We contract directly or indirectly, through our taxable REIT subsidiaries, with third-party property management companies to manage our hotel properties.  As of December 31, 2020, 72 of the hotel assets we have acquired were managed by Crestline and 29 of the hotel assets we have acquired were managed by the following other property managers: Hampton Inns Management LLC and Homewood Suites Management LLC, affiliates of Hilton Worldwide Holdings Inc. ("Hilton") (11 hotels), InnVentures IVI, LP (one hotel), and McKibbon Hotel Management, Inc. ("McKibbon") (17 hotels). During 2019 and 2020, we transitioned management of a total of 14 hotels managed by other property managers to Crestline pursuant to Crestline’s right to manage a comparable replacement hotel (i.e., equal or greater historic annual revenue) if we sell a hotel Crestline is currently managing. We expect to similarly transition management of additional hotels to Crestline to the extent we continue to sell Crestline-managed hotels under our hotel sale program.

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

Our revenues are comprised of rooms revenue, food and beverage revenue and other revenue which accounted for approximately 94.6%, 1.8%, and 3.6%, respectively, of our total revenues for the year ended December 31, 2020. Hotel operating expenses (which exclude acquisition and transaction costs, general and administrative, depreciation and amortization and impairment of goodwill and long-lived assets) represent approximately 60.8% of our total operating expenses for the year ended December 31, 2020.

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

Until the Final Closing, we could have become obligated pursuant to the SPA with the Brookfield Investor to issue additional Class C Units. This obligation was considered a contingent forward contract under ASC section 480 - Distinguishing Liabilities from Equity, and we accounted for it as a liability. The Final Closing with the Brookfield Investor occurred on February 27, 2019, and the Brookfield Investor no longer has any obligations or rights to purchase additional Class C Units. The contingent forward liability was extinguished upon the Final Closing, and, accordingly, we will not have any such obligations in the future. We had no contingent forward liability as of either December 31, 2019 or December 31, 2020.

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

We commenced marketing for sale a total of 45 non-core hotels during the year ended December 31, 2019. During the year ended December 31, 2019, we sold 20 non-core hotels and during the year ended December 31, 2020, we sold an additional 23 non-core hotels set forth in the table below.

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

The aggregate sales price of the above 23 hotels was $186.0 million, resulting in a gain of approximately $4.5 million, which is included in gain on sale of assets on our Consolidated Statement of Operations and Comprehensive Loss. We had previously recognized impairment losses on 19 of these hotels in anticipation of their expected sale and with respect to the 19 previously impaired hotels this gain represents the amount by which the realized sale proceeds exceeded the estimated sales proceeds at the time the impairments were recorded. These sales generated net proceeds to us of approximately $21.3 million, after prepayment of approximately $164.7 million of related mortgage debt obligations and closing costs.

We used substantially all of these proceeds for working capital and liquidity purposes in light of the downturn in financial performance we are experiencing due to the coronavirus pandemic. As of December 31, 2020, one of our hotels was subject to a definitive sale agreement with an aggregate sales price of $15.1 million where the buyer had made a non-refundable deposit. However, this hotel is no longer classified as held for sale because we were not able to conclude, that, as of December 31, 2020, the sale is probable to occur and to close within one year. During October 2020, the pending sale of one hotel was terminated due to the buyer’s default and we were entitled to retain the non-refundable deposit as liquidated damages.  We do not anticipate being able to generate any material amounts of liquidity from hotel sales for the foreseeable future.

The hotel business is capital-intensive and renovations are a regular part of the business. We have been undertaking a large-scale PIP program across a significant portion of the hotels in our portfolio for some time. As of December 31, 2020, we had substantially completed work on 81 of the 98 hotels that are part of our PIP program. We completed PIP work on 11 hotels in 2017, 30 hotels in 2018, 11 hotels in 2019 and two hotels in 2020.  All of the 43 hotels we sold during 2019 and 2020 had been part of our PIP program prior to sale, and we had completed PIP work on 19 of those hotels prior to sale. As part of the liquidity preservation measures we have implemented in response to the coronavirus pandemic, we have determined to delay most of the PIP projects that had been scheduled for 2020 and all of the PIP projects scheduled for 2021.  We believe these steps are advisable in light of current market conditions and our liquidity position, and these steps are being taken in conjunction with actions taken by our franchisors temporarily suspending obligations of hotel owners to perform capital improvements and fund capital reserves.  We do not expect to perform any PIP work during 2021, and we are unable at this time to estimate when our PIP program will be resumed and, ultimately, completed. We funded 2020 PIP work exclusively from amounts in existing capital reserves held by our lenders and expect to fund future PIP work with a combination of these reserves and cash flow from operations.

Hotel renovations have adversely impacted, and, when our PIP program resumes, are expected to continue to adversely impact, our operating results due to the disruption to the operations of the hotels while work is ongoing. We anticipate that as we complete PIP and other renovations, our performance at the renovated hotels will increase for a period of time (generally one to two years) and then moderate as the hotel stabilizes. However, performance at renovated hotels remains subject to competitive and other conditions in the markets in which they operate, as well as other factors that may impact the hotel industry generally or the renovated hotel in particular and, in some cases, offset the effects on performance of completed PIPs and other renovations. We cannot provide any assurance that the PIP and other renovations at our hotels will have the desired effect of improving the competitive position and enhancing the performance of the hotels renovated.

Comparison of the Year Ended December 31, 2020 to the Year Ended December 31, 2019

Room revenues for the portfolio were $224.0 million for the year ended December 31, 2020, compared to room revenues of $563.3 million for the year ended December 31, 2019. The decrease in room revenues was driven by lower occupancy as a result of less guest demand due to the coronavirus pandemic as well as the sale of hotels. Room revenues, including the results of only the hotels in our portfolio that we owned during each of the year ended December 31, 2020, and the year ended December 31, 2019, decreased 52.8% over the prior year period.

The following table presents actual operating information of the hotels in our portfolio for the periods in which we have owned them.

	Year Ended
Total Portfolio	December 31, 2020	December 31, 2019
Number of rooms	12,673	15,324
Occ	44.9%	74.6%
ADR	$105.76	$125.01
RevPAR	$47.45	$93.23

The next table below presents pro-forma operating information only of the hotels in our portfolio that we owned as of December 31, 2020, for the full periods presented. Therefore, this table excludes operating information for a total of 43 hotels, including 23 hotels sold during the first and third quarters of 2020 and 20 hotels during the third and fourth quarters of 2019.

	Year Ended
Pro-forma (101 hotels)	December 31, 2020	December 31, 2019
Number of rooms	12,673	12,673
Occ	44.8%	77.1%
ADR	$106.25	$130.82
RevPAR	$47.60	$100.80
RevPAR change	(58.2)%

Other non-room operating revenues for the portfolio include food and beverage, and other ancillary revenues such as conference center, market, parking, telephone and cancellation fees. Total non-room operating revenues, including the results of only the hotels in our portfolio that we owned during each of the year ended December 31, 2020, and the year ended December 31, 2019, decreased 60.5% over the prior year period driven primarily by reduced demand and services due to the impact of the coronavirus pandemic.

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

Total hotel operating expenses (which exclude transaction related costs, general and administrative, depreciation and amortization, and impairment of goodwill and long-lived assets), including the results of only the hotels in our portfolio that we owned during each of the year ended December 31, 2020, and the year ended December 31, 2019, decreased approximately 40.1% over the prior year period primarily due to the impact of various cost reduction measures taken in conjunction with our third party management companies in response to reduced demand at our hotels because of the coronavirus pandemic. These costs reduction measures have included temporary hotel staff reductions and temporary suspension of certain services, adjusted, accordingly, as occupancy improves.

Transaction related costs increased by $0.9 million for the year ended December 31, 2020, compared to the prior year period, primarily due to costs related to loan modifications and forbearance agreements.

General and administrative increased by $2.5 million for the year ended December 31, 2020, compared to the prior year period, primarily due to legal fees incurred for stockholder litigation and related legal settlements.

Depreciation and amortization decreased approximately $26.4 million for the year ended December 31, 2020, compared to the prior year period, primarily due to the sale of 43 hotels in 2019 and 2020.

Impairment of goodwill and long-lived assets decreased by $84.8 million for the year ended December 31, 2020, compared to prior year period. For the year ended December 31, 2020, a $27.6 million impairment on long-lived assets was recorded on four hotels and a goodwill impairment of $3.1 million was recorded on 12 reporting units.  For the year ended December 31, 2019, a $114.6 million impairment on long-lived assets was recorded on 33 hotels and a goodwill impairment of $0.9 million was recorded on five hotels. See Note 16 - Impairments to our accompanying consolidated financial statements included in this Annual Report on Form 10-K for further details. Our hotels have been and may continue to be subject to impairment charges.

Interest expense decreased $34.1 million for the year ended December 31, 2020, compared to the prior year period, primarily driven by lower average mortgage debt and lower interest rates. The average interest rate on our mortgage debt was 3.74% for the year ended December 31, 2020, compared to 5.01% for the year ended December 31, 2019. Average mortgage debt was $1,348.3 million for the year ended December 31, 2020, compared to $1,513.7 million for the year ended December 31, 2019.

Other income increased by $12.1 million for the year ended December 31, 2020, compared to the prior year period, primarily due to the proceeds received from legal settlements. See Note 11 - Commitments and Contingencies to our accompanying consolidated financial statements included in this Annual Report on Form 10-K for further details.

Income tax expense (benefit) changed by $10.5 million for the year ended December 31, 2020, compared to the prior year period, primarily due to the recording of a net valuation allowance of $7.6 million against our deferred tax assets during the 2020 period since it was determined it is more likely than not that certain deferred tax assets will not be realized due to cumulative historical and current tax losses.

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

The following table reconciles our net loss attributable to common stockholders in accordance with GAAP to Hotel EBITDA for the years ended December 31, 2020, 2019, and 2018 (unaudited in thousands):

	For the Year Ended December 31, 2020	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018
Net loss attributable to common stockholders	$(223,989)	$(214,503)	$(109,549)
Dividends on Class C Units	53,344	46,286	20,830
Accretion of Class C Units	5,668	4,798	2,581
Net loss before dividends and accretion (in accordance with GAAP)	(164,977)	(163,419)	(86,138)
Less: Net (loss) income attributable to non-controlling interest	(585)	(42)	85
Net loss and comprehensive loss (in accordance with GAAP)	$(165,562)	$(163,461)	$(86,053)
Depreciation and amortization	83,210	109,586	111,730
Impairment of goodwill and long-lived assets	30,675	115,522	29,796
Interest expense	58,555	92,681	106,199
Transaction related costs	1,664	780	64
Other (income) expense	(13,793)	(1,729)	(1,986)
(Gain) Loss on sale of assets, net	(4,475)	(4,807)	188
Equity in loss (earnings) of unconsolidated entities	613	(314)	(187)
General and administrative	23,269	20,762	19,831
Income tax expense (benefit)	7,346	(3,138)	(2,606)
Hotel EBITDA	$21,502	$165,882	$176,976

Hotel EBITDA declined in 2020 compared to 2019  primarily due to the sale of 43 hotels and the impact of the coronavirus pandemic.

Cash Flows for the Year Ended December 31, 2020

Net cash used in operating activities was $46.1 million for the year ended December 31, 2020. Cash used by operating activities was positively impacted by proceeds from the litigation settlement which we will not receive again in future periods and negatively impacted primarily by lower portfolio performance due to the impact of the coronavirus pandemic and decreases in accounts payable and accrued expenses.

Net cash provided by investing activities was $166.7 million for the year ended December 31, 2020, primarily impacted by proceeds from the sale of hotels, partially offset by capital investments in our properties.

Net cash used in financing activities was $182.2 million for the year ended December 31, 2020. Cash used in financing activities was primarily impacted by prepayments of mortgage notes payable on sold hotels and cash distributions paid on Class C Units.

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

Liquidity and Capital Resources

As of December 31, 2019, March 31, 2020, June 30, 2020, September 30, 2020 and December 31, 2020, we had cash and cash equivalents on hand of $103.2 million, $101.8 million, $76.4 million, $60.8 million, and $48.4 million, respectively. Under certain of our debt obligations, we are required to maintain minimum liquidity of $15.0 million to comply with financial covenants, and we expect to satisfy this covenant through liquidity we maintain at individual hotels as well as through other sources.

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

Due to the coronavirus pandemic, as described in more detail above under “—Overview—Coronavirus Pandemic,” we have implemented a variety of liquidity preservation measures, including the temporary closure of certain hotels, the temporary suspension of certain services, suspending our PIP program, corporate cost-cutting measures and modifications to certain of our debt obligations, but our hotel revenues were not sufficient to pay hotel operating expenses during the months of April and May 2020. Our hotels were approximately breakeven during June, and we generated $6.9 million of Hotel EBITDA during the third quarter and $2.7 million of Hotel EBITDA during the fourth quarter. Despite the positive Hotel EBITDA our hotel portfolio generated during the third and fourth quarters, we continued to use cash on hand to fund non-hotel expenses, such as interest on our debt obligations, payment of distributions on the Class C Units and general and administrative expenses, and we anticipate continuing to use cash on hand to fund these expenses, as well as any shortfall in hotel revenues over hotel operating expenses, until economic activity and demand for hotel rooms normalize. Moreover, as a result of the forbearance and loan modification agreements we have entered into with respect to our indebtedness, as well as the periodic debt yield and debt service coverage tests we remain subject to under our indebtedness, we do not expect that excess cash flows, if any, generated by our properties will be available to us for any other purpose for the foreseeable future.

Based on our current projected cash burn rate, which is based on various assumptions (including that we do not obtain additional liquidity from a source other than property operations) and subject to all the uncertainties surrounding the ongoing impact of the coronavirus pandemic on the United States economy, the lodging industry, our hotels and our results of operations, we expect we will no longer have sufficient cash on hand to continue to pay our current obligations during the first half of 2021.

Accordingly, we will soon require additional liquidity from a source other than property operations, and to date we have not been able to identify an available source that can satisfy this requirement other than the Brookfield Investor. Certain potential sources of additional liquidity such as proceeds from refinancings and asset sales, are not currently available to us in any material amount, and may continue not to be available to us, due to the impact of the coronavirus pandemic.

We have been engaged in ongoing discussions with the Brookfield Investor regarding our strategic and liquidity alternatives. As part of these ongoing discussions, during December 2020, we entered into the December LPA Amendment. The objective of the December LPA Amendment was to preserve at least in the short-term our cash position as we continued discussions with the Brookfield Investor regarding a holistic solution to our liquidity dilemma, but it did not address our long-term need for additional capital. As our discussions with the Brookfield Investor have continued during the first quarter of 2021, we believe we have come closer to a definitive and comprehensive agreement on the terms of the Restructuring Transactions that would include, among other things, filing a Pre-Packaged Bankruptcy.

On March 30, 2021, to address our short-term liquidity needs as our discussions with the Brookfield Investor regarding the Restructuring Transactions remain ongoing, we entered into the March LPA Amendment with the Brookfield Investor pursuant to which the cash distribution payable to the Brookfield Investor with respect to its Class C Units on March 31, 2021 was converted into a PIK Distribution.

All of these arrangements are described in more detail below.

There can be no assurance, however, that our discussions with the Brookfield Investor will ultimately lead to a Restructuring Support Agreement on favorable terms, or at all. Moreover, even if we are able to enter into a Restructuring Support Agreement with the Brookfield Investor, the Restructuring Transactions will remain subject to significant conditions, including our obtaining consents from all of our lenders, our franchisors and other third parties in interest, and there will still be no assurance we will be able to complete the Restructuring Transactions, including a Pre-Packaged Bankruptcy, on their contemplated terms, or at all. A Pre-Packaged Bankruptcy, like any bankruptcy, is expected to place our stockholders at significant risk of losing all or substantially all of the value of their investment in our common stock and materially and adversely affect us. Furthermore, even if we are able to complete the Restructuring Transactions, including a Pre-Packaged Bankruptcy, there can be no assurance that we will not once again need additional capital, which may or may not be available on favorable terms, or that we will be successful in executing our business plan post-emergence from bankruptcy and achieving our strategic goals.

Pursuant to the LPA Amendments, the cash distributions payable on December 31, 2020 and March 31, 2021 were or will be converted into a PIK Distribution such that, on the applicable date, no cash distribution was or will be paid and the quarterly PIK Distribution paid was or will be at a rate of 12.5% per annum. The LPA Amendments also provide that, if a Restructuring Support Agreement is not entered into by April 30, 2021 (or if a Restructuring Support Agreement is entered into and then terminated), on that date, the OP will be required to redeem 60% of the Class C Units paid as PIK Distributions on December 31, 2020 and March 31, 2021 (i.e., the Class C Units paid or to be paid in respect of the cash distributions that would have been payable on December 31, 2020 and March 31, 2021 but were or will be converted into a PIK Distribution, as described above) for an amount in cash equal to the liquidation preference of such Class C Units (a “PIK Redemption”). A PIK Redemption is subject to certain conditions, including that the OP has Legally Available Funds (as defined in the A&R LPA) and that cash is available to make the payment after taking into account the actual cost of certain capital expenditures and contractual reserves without requiring the incurrence of additional debt, the issuance of additional securities or the consummation of any asset sales.

During the year ended December 31, 2020, we received $12.7 million in net cash proceeds from legal settlements (before legal fees associated with the legal actions). See Note 11 - Commitments and Contingencies to our accompanying consolidated financial statements included in this Annual Report on Form 10-K for further details. These amounts, which we will not receive again in future periods, were used for current obligations.

As of December 31, 2020, the Brookfield Investor has made $379.7 million of capital investments by purchasing Class C Units in the OP, and the total liquidation preference of the Class C Units (which includes quarterly PIK Distributions that are paid on the outstanding liquidation preference) was $441.4 million. We received the proceeds from the final sale of Class C Units pursuant to the SPA in February 2019, and the Brookfield Investor no longer has any obligations or rights to purchase additional Class C Units.

We have been undertaking a large-scale PIP program across a significant portion of the hotels in our portfolio for some time. As of December 31, 2020, we had substantially completed work on 81 of the 98 hotels that are part of our PIP program. Since acquiring our hotels, we have reinvested $368.2 million in our hotels through PIPs and other capital improvements, including approximately $64.3 million invested in hotels we have sold. We spent approximately $10.3 million as part of our PIP program and for other capital improvements during the year ended December 31, 2020.

We are required to periodically deposit reserves with our mortgage lenders that we utilize to fund a portion of the PIP work and other capital improvements.  As of December 31, 2020, we had $26.5 million of PIP and other capital improvements reserves. As of January 31, 2021, we are required to make $1.0 of PIP reserve deposits during 2021.  Additionally, we are scheduled to fund an aggregate of $9.3 million in PIP reserves with our mortgage lenders during 2022.

As part of ongoing liquidity preservation measures we are taking in response to the coronavirus pandemic, we have determined to delay most of the PIP projects that had been scheduled for 2020 and all of the PIP projects that had been scheduled for 2021.  During April and May 2020, we determined not to make $4.2 million of capital reserve payments to certain of our lenders during April and May 2020, which resulted in the events of default discussed below. We discussed our plans not to make the required capital reserve payments in advance with the lenders and the decisions to delay PIPs and not to make the capital reserve payments were made in conjunction with actions taken by our franchisors temporarily suspending obligations of hotel owners to perform capital improvements and fund capital reserves. As described in more detail below, we have entered into agreements with the lenders with respect to forbearance and waiver and deferral of these and future capital reserve obligations and other relief, and we have also entered into an additional forbearance agreement for one of our other mortgage loans related to our default under a ground lease. Continued deferral of capital improvements at our hotels could adversely affect their performance and if the deferrals continue beyond extended deadlines imposed by the franchisors could result in further negotiations with such franchisors as to brand compliance.

We do not expect to perform any PIP work during 2021, and we are unable at this time to estimate when our PIP program will be resumed and, ultimately, completed.  In addition to PIP obligations, we are required under our hotel franchise agreements to perform periodic capital improvements to bring the physical condition of our hotels into compliance with the specifications and standards the hotel franchisor or hotel brand has developed. We refer to these obligations as cyclical renovations and they normally apply to soft goods (such as carpeting, bedspreads, artwork and upholstery) and case goods (furniture and fixtures such as armoires, chairs, beds, desks, tables, mirrors and lighting fixtures). Moreover, upon regular inspection of our hotels or in connection with any future revisions to our franchise or hotel management agreements or a refinancing of our indebtedness, franchisors may determine that additional renovations are required by us. Our franchisors have temporarily suspended certain of these obligations in response to the coronavirus pandemic.

We believe the steps we are taking to delay PIPs and defer capital expenditure reserves are advisable in light of current market conditions and our liquidity position, and these steps are being taken in conjunction with actions taken by our franchisors temporarily suspending obligations of hotel owners to perform capital improvements and fund capital reserves.

As of December 31, 2020, we had principal outstanding of $1.3 billion under our indebtedness all of which finances the properties we currently own. As of December 31, 2020, our loan-to-value ratio was 66.1%. This leverage percentage does not include the Class C Units (which may be redeemed by the Brookfield Investor at any time on or after March 31, 2022 for a redemption price equal to the liquidation preference) as indebtedness and is calculated based on total cost of real estate assets before accumulated depreciation and amortization and reduced by cumulative impairment charges. The market value of our real estate assets may be materially lower.

We have financed substantially all our hotels with mortgage debt and, in some cases, mezzanine debt. The maturity date and certain other terms of our mortgage and mezzanine debt obligations are summarized at Note 5 of the consolidated financial statements included in this Annual Report on Form 10-K.

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

During June 2020, we entered into forbearance agreements with the lenders under the 92-Pack Loans.  We entered into amendments to these forbearance agreements during January 2021.  Pursuant to the terms of the forbearance agreements, as amended:

●

our capital reserve obligations with respect to PIPs, which pursuant to the June 2020 forbearance agreements had been deferred and re-scheduled to be made between January 2021 and February 2022, have been further deferred and re-scheduled, such that payments of $500,000 are scheduled to be made in each of April and May of 2021, and the remaining $7.3 million (the “Deferred PIP Amount”) is required to be paid no later than April 2022;

●	our monthly capital reserve obligations with respect to repair and replacement of furniture, fixtures and equipment and routine capital expenditures (“FF&E Reserves”), which pursuant to the June 2020 forbearance agreements were not required to made for the months of April through December 2020, are deferred for the months of January, February and March 2021, such that the January through March 2021 payments are required to be made by no later than April 2022; and

●	we have agreed to continue to pay all excess cash flows from the 62 hotel properties that serve as loan collateral (after payment of interest on the 92-Pack Loans, property operating expenses and certain other amounts) to the accounts for PIP reserves and FF&E Reserves with the mortgage lender, with such funds to be applied to future PIP reserve and FF&E Reserve obligations, until the entire Deferred PIP Amount and deferred FF&E Reserves have been deposited.

The existing events of default under the 92-Pack Loans will continue to exist in full force and effect until the entire Deferred PIP Amount and deferred FF&E Reserves have been deposited and certain other conditions are satisfied, but the lenders have agreed to forbear from collecting default interest and enforcing their rights and remedies under the loan documents as a result of the events of default that have occurred.

Additionally, beginning as of June 30, 2020, we failed to satisfy the debt yield test for the 92-Pack Loans, and we do not anticipate satisfying this test for the foreseeable future. After we have funded the entire Deferred PIP Amount and deferred FF&E Reserves, we expect that the failure to satisfy the debt yield test will cause cash flows from the properties financed after debt service, certain property operating expenses and loan reserves to be diverted to the lender, as additional loan collateral until the test has been satisfied or we prepay sufficient principal to meet the test.

Beginning as of September 30, 2020, we also failed to satisfy the debt yield test for one of our mortgage loans secured by our interests in 16 hotels (the “Term Loan”), and we do not anticipate satisfying this test for the foreseeable future.  Accordingly, we expect that any excess cash flows from the 16 hotel properties that serve as collateral for the Term Loan will be diverted to the lender, as additional loan collateral until the test has been satisfied or we prepay sufficient principal to meet the test.

In February 2021, we entered into a forbearance agreement with the lenders under our Term Loan, which is secured by our interests in 16 of our hotels. The Term Loan had $228.9 million in principal amount outstanding as of December 31, 2020.

This forbearance agreement related to defaults resulting or potentially resulting from our decision to discontinue paying ground rent under the ground lease for our Georgia Tech Hotel & Conference Center starting with the payment due on February 1, 2021.  Hotel operating expenses at this hotel have exceeded hotel revenues since the onset of the coronavirus pandemic, and we had previously contributed substantial capital to enable the Georgia Tech Hotel to meet its current obligations. The defaults are expected to result in termination of the ground lease and forfeiture of any equity we have in such investment.  Pursuant to the forbearance agreement, the forbearance period was scheduled to end on the first to occur of (i) April 30, 2021 and (ii) the date on which a Forbearance Termination Event (as defined in the Term Loan forbearance agreement) occurs.

During the year ended December 31, 2019, we sold 20 hotels with an aggregate sales price of $138.5 million. These sales generated net proceeds to us of approximately $37.3 million, after prepayment of approximately $101.2 million of related mortgage debt obligations and closing costs. During the year ended December 31, 2020, we sold 23 hotels with an aggregate sales price of $186.0 million. These sales generated net proceeds to us of approximately $21.3 million, after prepayment of approximately $164.7 million of related mortgage debt obligations and closing costs. We have utilized substantially all of these proceeds for working capital and liquidity purposes in light of the downturn in financial performance we are experiencing due to the coronavirus pandemic. As of December 31, 2020, one of our hotels was subject to a definitive sale agreement with an aggregate sales price of $15.1 million where the buyer had made a non-refundable deposit. However, this hotel is no longer classified as held for sale because we were not able to conclude that, as of December 31, 2020, the sale was probable to occur and to close within one year. During October 2020, the pending sale of one hotel was terminated due to the buyer’s default and we were entitled to retain the non-refundable deposit as liquidated damages.  We do not anticipate being able to generate any material amounts of liquidity from hotel sales for the foreseeable future.

 Distributions

Our distribution policy is subject to revision at the discretion of our board of directors, and may be changed at any time. There can be no assurance that we will resume paying distributions in shares of common stock or in cash at any time in the future. Our ability to make future cash distributions will depend on a number of factors, including our future cash flows, our financial condition, our ability to obtain additional liquidity, which may not be available on favorable terms, or at all, provisions in our agreements that may restrict our ability to pay dividends, capital expenditure requirements, as applicable, requirements of Maryland law and annual distribution requirements needed to maintain our status as a REIT.  We are not currently paying cash distributions to our common stockholders, and we do not intend to resume payment of distributions while our negotiations with the Brookfield Investor are ongoing prior to filing a Pre-Packaged Bankruptcy.

Currently, under the Brookfield Approval Rights, prior approval is required before we can declare or pay any distributions or dividends to our common stockholders, except for cash distributions equal to or less than $0.525 per annum per share.

For the period from May 2014 until May 2016 when we commenced paying distributions in common stock, we paid cash distributions, all of which were funded with proceeds from our IPO and proceeds realized from the sale of common stock issued pursuant to our dividend reinvestment plan ("DRIP").

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

Also commencing on June 30, 2017, holders of Class C Units are also entitled to receive, with respect to each Class C Unit, a fixed, quarterly, cumulative distribution payable in Class C Units at a rate of 5% per annum (“PIK Distributions”). If we fail to redeem the Brookfield Investor when required to do so pursuant to the limited partnership agreement of the OP, the 5% per annum PIK Distribution rate will increase to a per annum rate of 7.50%, and would further increase by 1.25% per annum for the next four quarterly periods thereafter, up to a maximum per annum rate of 12.5%.

During December 2020, we entered into the December LPA Amendment with the Brookfield Investor, as the holder of all issued and outstanding Class C Units. Pursuant to the December LPA Amendment, the cash distribution payable on December 31, 2020 was converted into a PIK Distribution such that, on that date, no cash distribution was paid and the quarterly PIK Distribution paid was at a rate of 12.5% per annum.

During March 2021, we entered into the March LPA Amendment with the Brookfield Investor, as the holder of all issued and outstanding Class C Units. Pursuant to the March LPA Amendment, the cash distribution payable on March 31, 2021 was converted into a PIK Distribution such that, on that date, no cash distribution will be paid and the quarterly PIK Distribution paid will be at a rate of 12.5% per annum.

The number of Class C Units delivered in respect of the PIK Distributions on any distribution payment date is equal to the number obtained by dividing the amount of PIK Distribution by $14.75.

Following the Initial Closing, the holders of Class C Units are also entitled to tax distributions under the certain limited circumstances described in the limited partnership agreement of the OP.

For the year ended December 31, 2018, we paid cash distributions of $12.5 million and PIK Distributions of 564,870.56 Class C Units to the Brookfield Investor, as the sole holder of the Class C Units. For the year ended December 31, 2019, we paid cash distributions of $27.8 million and PIK Distributions of 1,255,214.93 Class C Units to the Brookfield Investor, as the sole holder of the Class C Units. For the year ended December 31, 2020, we paid cash distributions of $23.8 million and PIK Distributions of 2,002,377.04 Class C Units to the Brookfield Investor, as the sole holder of the Class C Units.

Contractual Obligations

We have the following contractual obligations as of December 31, 2020:

Debt Obligations:

The following is a summary of principal and interest due under our mortgage debt obligations as of December 31, 2020 (in thousands):

	Total	2021	2022-2023	2024-2025	Thereafter
Principal payments due on mortgage notes payable	$1,316,843	$10,668	$460,100	$846,075	$—
Interest payments due on mortgage notes payable	141,368	44,996	72,263	24,109	—
Total	$1,458,211	$55,664	$532,363	$870,184	$—

Mortgage notes payable due dates assume exercise of all borrower extension options. Estimated interest payments on our variable rate debt are based on interest rates as of December 31, 2020.

Class C Unit Obligations:

The following table reflects the cash distributions obligations on the Class C Units over the next five years and thereafter as of December 31, 2020 (in thousands):

	Total	2021	2022-2023	2024-2025	Thereafter
Distributions on Class C Units	$50,701	$42,248	$8,453	$—	$—

Beginning in March 2022, we may also be required to fund redemptions of the Class C Units at the option of the holder. The above calculation of cash distributions assumes no Restructuring Support Agreement is entered into with the Brookfield Investor by April 30, 2021 and the Class C Units are redeemed in full on March 31, 2022.

Pursuant to the LPA Amendments, the cash distributions payable on December 31, 2020 and March 31, 2021 were or will be converted into a PIK Distribution such that, on the applicable date, no cash distribution was or will be paid and the quarterly PIK Distribution paid was or will be at a rate of 12.5% per annum. The LPA Amendments also provide that, if a Restructuring Support Agreement is not entered into by April 30, 2021 (or if a Restructuring Support Agreement is entered into and then terminated), on that date, the OP will be required to redeem 60% of the Class C Units paid as PIK Distributions on December 31, 2020 and March 31, 2021 (i.e., the Class C Units paid or to be paid in respect of the cash distributions that would have been payable on December 31, 2020 and March 31, 2021 but were or will be converted into a PIK Distribution, as described above) for an amount in cash equal to the liquidation preference of such Class C Units. A PIK Redemption is subject to certain conditions, including that the OP has Legally Available Funds (as defined in the A&R LPA) and that cash is available to make the payment after taking into account the actual cost of certain capital expenditures and contractual reserves without requiring the incurrence of additional debt, the issuance of additional securities or the consummation of any asset sales.

Lease Obligations:

The following table reflects the minimum base rental cash payments under leases of our hotel properties and our corporate space lease over the next five years and thereafter as of December 31, 2020 (in thousands):

	Total	2021	2022-2023	2024-2025	Thereafter
Lease payments due	$87,307	$7,108	$11,869	$10,531	$57,799

Property Improvement Plan Reserve Deposits:

The following table reflects estimated PIP reserve deposits that are required under our mortgage debt obligations over the next five years as of December 31, 2020 (in thousands):

	Total	2021	2022-2023	2024-2025	Thereafter
PIP reserve deposits due	$10,331	$7,300	$3,031	$—	$—

During January 2021, we entered into amendments to the forbearance agreements we had previously entered into in June 2020 with the lenders under the 92-Pack Loans.  Pursuant to the terms of the amendments to forbearance agreements, among other things, our PIP reserve obligations of $8.3 million in the aggregate, which, pursuant to the June 2020 forbearance agreements, had been deferred and re-scheduled to be made between January 2021 and February 2022, have been further deferred and re-scheduled, such that payments of $500,000 are scheduled to be made in each of April and May of 2021, and the remaining $7.3 million is required to be paid by no later than April 2022.

Election as a REIT

We elected to be taxed as a REIT commencing with our taxable year ended December 31, 2014. In order to continue to qualify as a REIT, we must distribute annually to our stockholders 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding net capital gain, and must comply with various other organizational and operational requirements. As of December 31, 2020, we had $587.0 million of federal net operating loss carry forwards (“NOLs”) that may be used in the future to reduce the amount otherwise required to be distributed by us to meet REIT requirements. However, the NOLs arising for tax years beginning after December 31, 2017 will not be able to offset more than 80% of our taxable income in the 2018 tax year or in tax years beginning after December 31, 2020 and therefore may not be able to reduce the amount required to be distributed by us to meet REIT requirements to zero.   If we experience an ownership change for purposes of Section 382 of the Code as a result of the Restructuring Transactions, as is currently expected, or otherwise, our ability to use our NOLs to offset taxable income may be severely limited. Other limitations may apply to our ability to use our NOLs to offset taxable income.

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

Related Party Transactions and Agreements

See Note 12 - Related Party Transactions and Arrangements to our consolidated financial statements included in this report and “Item 13. Certain Relationships and Related Transactions, and Director Independence” in this Annual Report on Form 10-K.

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

As of December 31, 2020, we had not fixed the interest rate for $1.1 billion of our secured variable-rate debt. As a result, we are subject to the potential impact of rising interest rates, which could negatively impact our profitability and cash flows. In order to mitigate our exposures to changes in interest rates, we have entered into interest rate cap agreements with respect to all $1.1 billion of our variable-rate debt. The estimated impact on our annual results of operations, of an increase of 100 basis points in interest rates, would be to increase annual interest expense by approximately $10.9 million. Decreasing interest rates by 100 basis points, but to no lower than a zero percent variable rate, would decrease annual interest expense by $1.7 million. The estimated impact assumes no changes in our capital structure. As the information presented above includes only those exposures that exist as of December 31, 2020, it does not consider those exposures or positions that could arise after that date. The information represented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.

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

In connection with the preparation of our Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making that assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013).

Based on its assessment, our management concluded that, as of December 31, 2020, our internal control over financial reporting was effective.

The rules of the SEC do not require from us, and this annual report does not include, an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

During the fourth quarter of the fiscal year ended December 31, 2020, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

LPA Amendment

On March 30, 2021, we entered into the March LPA Amendment with the Brookfield Investor pursuant to which the cash distribution payable to the Brookfield Investor with respect to its Class C Units on March 31, 2021 was converted into a PIK Distribution such that, on that date, no cash distribution will be paid and the quarterly PIK Distribution paid will be at a rate of 12.5% per annum.

The March LPA Amendment also defers the obligation under the December LPA Amendment that would have required us to redeem, on March 31, 2021, 60% of the Class C Units paid as PIK Distributions on December 31, 2020. Pursuant to the March LPA Amendment, if a Restructuring Support Agreement is not entered into by April 30, 2021 (or if a Restructuring Support Agreement is entered into and then terminated), on that date, the OP will be required to redeem 60% of the Class C Units paid as PIK Distributions on December 31, 2020 and March 31, 2021 (i.e., the Class C Units paid in respect of the cash distributions that would have been payable on December 31, 2020 and March 31, 2021 but were instead converted into PIK Distributions) for an amount in cash equal to the liquidation preference of such Class C Units. The required redemption is subject to certain conditions (which are identical to those that would have applied to  the Class C Units paid as PIK Distributions on December 31, 2020 under the December LPA Amendment) including that the OP has Legally Available Funds (as defined in the A&R LPA) and that cash is available to make the payment after taking into account the actual cost of certain capital expenditures and contractual reserves without requiring the incurrence of additional debt, the issuance of additional securities or the consummation of any asset sales.

The material relationships between us, on the one hand, and the Brookfield Investor, on the other hand, are described in “Item 13. Certain Relationships and Related Transactions, and Director Independence” in this Annual Report on Form 10-K.

The description of the March LPA Amendment above is a summary and is qualified in its entirety by the complete terms of the March LPA Amendment, a copy of which is attached as an exhibit to this Annual Report on Form 10-K and incorporated by reference herein.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors

The table set forth below lists the names and ages (as of March 31, 2021) of each of our current directors (including the Redeemable Preferred Directors) and the position and office that each director currently holds with the Company and on our board of directors, including committee positions:

Name	Age	Position
Bruce G. Wiles	69	Redeemable Preferred Director; Chairman of the Board of Directors; Chairman of Nominating and Corporate Governance Committee
Lowell G. Baron	45	Redeemable Preferred Director; Chairman of Compensation Committee
Edward A. Glickman	63	Independent Director; Member of Audit Committee and Compensation Committee
Stephen P. Joyce	61	Independent Director; Member of Compensation Committee and Conflicts Committee
Jonathan P. Mehlman	54	Director; Chief Executive Officer and President
Stanley R. Perla	77	Independent Director; Chairman of Audit Committee; Member of Nominating and Corporate Governance Committee
Abby M. Wenzel	60	Independent Director; Chairwoman of Conflicts Committee; Member of Audit Committee

Bruce G. Wiles

Bruce G. Wiles was elected to our board of directors as a Redeemable Preferred Director by the Brookfield Investor pursuant to its rights as the holder of the Redeemable Preferred Share in connection with the Initial Closing in March 2017 and was also then appointed as chairman of our board of directors and the nominating and corporate governance committee. Mr. Wiles currently serves as a Senior Advisor for Brookfield Property Group’s lodging investment platform (“BPG Hospitality”), a subsidiary of Brookfield Asset Management, Inc. (“BAM”) and an affiliate of the Brookfield Investor.  He previously served until April 2019, as a Managing Partner at BPG Hospitality, and as the president and chief operating officer of Thayer Lodging Group LLC, a Brookfield Company (“Thayer Lodging”), a subsidiary of BAM and also an affiliate of the Brookfield Investor. He had held these positions since the acquisition of Thayer Lodging Group Inc. and Thayer Advisory Group LLC (collectively, “Legacy Thayer”) by BAM. BAM is one of the world’s largest investment managers and globally manages assets of over $575 billion with most of those assets invested in commercial real estate. BPG Hospitality, on behalf of BAM’s private funds, acquires hotels in the U.S., Canada and Mexico. In his role as a Senior Advisor, Mr. Wiles is active in the development and execution of BAM’s hotel investment program. BPG Hospitality is one of North America’s largest and most active hotel investors.  Since October 2020, Mr. Wiles has also served as a member of the board of directors of Radisson Hospitality, Inc., the franchisor and management company that franchises the Radisson and Country Inn and Suites brands in the Americas.

Previously, while a Managing Partner at BPG Hospitality, Mr. Wiles’ duties included advising on the management of all of its operating teams including Development, Asset and Hotel Management and Finance.  Mr. Wiles also served as a Managing Director of Legacy Thayer as well as its President and Chief Operating Officer. Bruce Wiles is one of three named principals of the current Legacy Thayer sponsored hotel investment funds. Mr. Wiles joined Legacy Thayer in May 2007. He is also a senior advisor to Thayer Ventures, a venture capital fund with a focus on travel and hospitality. Mr. Wiles also served as the Chief Executive Officer of Hotel Acquisition Company (“HAC”), a joint venture between Legacy Thayer and Jin Jiang International Hotel Group, China’s largest hotel company. Mr. Wiles served in this role from May 2010 through May 2016. HAC owned Interstate Hotels & Resorts, LLC (“Interstate”), a leading independent manager of hotels that also managed certain of our hotels until early in April 2017. Mr. Wiles was a member of the board of directors and the lead director of Interstate. HAC sold Interstate in May 2016, and Mr. Wiles then served as the Chief Executive Officer of the successor entity which held assets not conveyed in the sale of Interstate which were all sold as of December 31, 2020.

We believe that Mr. Wiles’ role as a Senior Advisor at BPG Hospitality, his current and prior experience with BPG Hospitality and Thayer Lodging (including Interstate) and his expertise and experience in multiple aspects of the hospitality industry and in real estate investment make him a valuable and well qualified member of the board of directors.

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

We believe that Mr. Baron’s role as a Managing Partner at BAM and Chief Investment Officer of its real estate business and his current and prior experience in real estate business development and investment, as well as his experience in the hospitality industry, make him a valuable and well qualified member of the board of directors.

Edward A. Glickman

Edward A. Glickman was elected to our board of directors, following approval as an Approved Independent Director by the Brookfield Investor pursuant to its rights as the holder of the Redeemable Preferred Share, in connection with the Initial Closing in March 2017 and was also then appointed as a member of the audit committee and the compensation committee. Mr. Glickman has served as the Executive Chairman of AIP Asset Management US since 2013. Mr. Glickman has served as an Investment Professional, with a focus on real estate investments, at Miller Investment Management, LP since 2015. Mr. Glickman served as the Executive Director of the Center for Real Estate Finance Research and Clinical Professor of Finance at New York University Stern School of Business from 2012 until 2015. He also holds an adjunct appointment at Drexel University’s LeBow College of Business. Mr. Glickman was President, Chief Operating Officer, and Trustee of the Pennsylvania Real Estate Investment Trust (“PREIT”) (NYSE: PEI), a real estate investment trust focused on shopping malls, from 2004 until 2012 and was Executive Vice President and Chief Financial Officer of PREIT from 1997 to 2004. Mr. Glickman joined PREIT after it acquired The Rubin Organization, a closely held real estate company, where he had served as Chief Financial Officer. Mr. Glickman served as Executive Vice President and Chief Financial Officer of Presidential Realty Corporation (OTCQB: PDNLP), a real estate investment trust focused on apartment units, from 1989 to 1993. Prior to this, Mr. Glickman was an investment banker with Shearson Lehman Brothers and Smith Barney. Mr. Glickman is a Fellow of the Royal Institution of Chartered Surveyors, a Certified Treasury Professional and holds a number of FINRA designations. He serves as a senior advisor to Econsult Solutions, Inc. He serves on the Board of Equity Commonwealth (NYSE: EQC), Core Income Global REIT, a real estate investment trust in the process of listing on the Singapore Exchange Securities Trading Limited, the Temple University Health System and The Fox Chase Cancer Center.  He was formerly Chairman of The Kimmel Cancer Center at Jefferson University and a member of the Real Estate Roundtable where he was the Co-Chair of the Homeland Security Committee. Mr. Glickman received a B.S. from the Wharton School of Business, the University of Pennsylvania, a Bachelor of Applied Science from the College of Engineering and Applied Science, the University of Pennsylvania, and an M.B.A. from the Harvard Graduate School of Business Administration.

We believe that Mr. Glickman’s academic experience and his experience as a director, executive and advisor of the companies and organizations described above, as well as his experience and expertise in the real estate and financial services industries and his deep understanding of public and private capital markets, make him a valuable and well qualified member of the board of directors.

Stephen P. Joyce

Stephen P. Joyce was elected to our board of directors, following approval as an Approved Independent Director by the Brookfield Investor pursuant to its rights as the holder of the Redeemable Preferred Share, in connection with the Initial Closing in March 2017 and was also then appointed as a member of the compensation committee and the conflicts committee. Mr. Joyce served as Chief Executive Officer of Dine Brands Global, Inc. (formerly known as DineEquity, Inc.) (NYSE: DIN), one of the largest full-service restaurant companies in the world, from September 2017 until January 2021, and as a member of its board of directors from February 2012 until January 2021. Since April 2020, he has served on the board of directors of RE/MAX Holdings, Inc. (NYSE: RMAX), one of the world’s leading franchisors in the real estate industry.  From 2008 until September 2017, he served as president and chief executive officer, and a member of the board of directors, of Choice Hotels International, Inc. (NYSE: CHH), a publicly-traded lodging franchisor. From 1982 to 2008, Mr. Joyce was with Marriott International, Inc., where he attained the role of executive vice president, global development/owner and franchise services, in addition to holding other leadership positions.

We believe that Mr. Joyce’s experience as a director and executive of the companies described above, as well as his experience and expertise in the hospitality industry, make him a valuable and well qualified member of the board of directors.

Jonathan P. Mehlman

Jonathan P. Mehlman was elected to our board of directors at the Initial Closing in March 2017 and has served as our chief executive officer and president since December 2014.  Previously, Mr. Mehlman served as executive vice president and chief investment officer of the Company from its formation in July 2013 until December 2014.  Mr. Mehlman has over 25 years of experience in the real estate investment banking and capital markets with significant focus in the hospitality sector.  Within the real estate industry, Mr. Mehlman has acted as a Mergers and Acquisitions advisor, investment banker and lender and has many years of experience coordinating transaction activity for public and private global hotel brands and U.S. hotel REITs.  From August 2012 until January 2013, Mr. Mehlman was co-head of the real estate advisory group at KPMG before joining AR Capital, LLC (“AR Capital”), the predecessor to AR Global Investments, LLC (“AR Global”), in January 2013 as an executive vice president and managing director.  During his tenure as an executive officer of the Company until the Initial Closing in March 2017, when we transitioned to self-management, Mr. Mehlman also served in the same capacity as an executive officer of the Company’s former external advisor, American Realty Capital Hospitality Advisors, LLC (the “Former Advisor”), and the Company’s former property manager, American Realty Capital Hospitality Properties, LLC (the “Former Property Manager”).  From September 2009 through August 2011, Mr. Mehlman was co-head of the lodging and gaming investment banking business for Citadel Securities.  From August 2008 to September 2009, Mr. Mehlman served as head of the real estate advisory group at HSBC.  From 2005 to 2008, Mr. Mehlman led the hospitality investment banking effort for Citigroup Global Markets.  From 1993 to 2005, he worked at Deutsche Bank Securities and its predecessor company, Bankers Trust Company, in the real estate investment banking group, specializing in the business development and client coverage within the hospitality sector and for real estate private equity sponsors. Since December 2019, Mr. Mehlman has served on the board of directors of BioEnergy Development Group, a private bioenergy company that is a developer in the design, construction and operation of anaerobic digestor facilities in the United States.  Mr. Mehlman received his bachelor of arts in history of art from the University of Michigan as well as a master in business administration with a focus in real estate and finance from the University of North Carolina.

We believe that Mr. Mehlman’s current role as our chief executive officer and president, as well as his experience and expertise in real estate investment banking and capital markets with significant focus in the hospitality sector, make him a valuable and well qualified member of the board of directors.

Stanley R. Perla

Stanley R. Perla has served as an independent director since January 2014.  Mr. Perla, a licensed certified public accountant, was with the firm of Ernst & Young LLP for 35 years, from September 1967 to June 2003, the last 25 of which he was a partner.  From July 2003 to May 2008, he was the director of Internal Audit for Vornado Realty Trust and from June 2008 to May 2011, he was the managing partner of Cornerstone Accounting Group, a public accounting firm specializing in the real estate industry and a consultant to them from June 2011 to March 2012.  His area of expertise for the past 40 years has been real estate and he was also responsible for the auditing of public and private companies.  Mr. Perla served as Ernst & Young’s national director of real estate accounting, as well as on Ernst & Young’s national accounting and auditing committee.  He is an active member of the National Association of Real Estate Investment Trusts and the National Association of Real Estate Companies.  In addition, Mr. Perla has been a frequent speaker on real estate accounting issues at numerous real estate conferences.  Mr. Perla has served as a member of the board of directors and the chair of the audit committee of GTJ REIT, Inc. since January 2013.  Mr. Perla has also served as an independent director of American Finance Trust, Inc. (formerly known as American Realty Capital Trust V, Inc.) since April 2013.  Mr. Perla previously served as a trustee of American Real Estate Income Fund from May 2012 until August 2016, and as an independent director of American Realty Capital Global Trust II, Inc. from August 2014 until December 2016.  Mr. Perla previously served as a director and chair of the audit committee for Madison Harbor Balanced Strategies, Inc. from January 2004 to June 2017, American Mortgage Acceptance Company from January 2004 to April 2010, and Lexington Realty Trust from August 2003 to November 2006.  Mr. Perla earned an M.B.A. in Taxation and a B.B.A. in Accounting from Baruch College.

We believe that Mr. Perla’s extensive experience as partner at Ernst & Young LLP, as the director of Internal Audit at Vornado Realty Trust, as a managing partner of Cornerstone Accounting Group, his experience as a director of the companies described above and his over 40 years of experience in real estate, make him a valuable and well qualified member of the board of directors.

Abby M. Wenzel

Abby M. Wenzel has served as an independent director since September 2013.  Ms. Wenzel was a shareholder of the law firm of Cozen O’Connor, resident in the New York office, as a member in the Business Law Department, from April 2009 until her retirement in June 2019. From January 2014 until January 2019, Ms. Wenzel served as co-chair of Cozen O’Connor Real Estate Group. Ms. Wenzel has extensive experience representing developers, funds and investors in connection with their acquisition, disposition, ownership, use, and financing of real estate. Ms. Wenzel also practiced in the capital markets practice area, focusing on capital markets, finance and sale-leaseback transactions. She has represented commercial banks, investment banks, debt funds, insurance companies, and other financial institutions, as well as the equity owners, in connection with permanent, bridge, and construction loans, as well as senior preferred equity investments, interim financings and mezzanine financings. She has also represented both lenders and equity owners in connection with complex multiproperty/multistate corporate sales. Prior to joining Cozen O’Connor, Ms. Wenzel was a partner with Wolf Block LLP, managing partner of its New York office and chair of its structured finance practice from October 1999 until April 2009. Ms. Wenzel has served as an independent director of New York City REIT, Inc. (NYSE: NYC) (f/k/a American Realty Capital New York City REIT, Inc.) since March 2014 and as an independent director of Global Net Lease, Inc. (NYSE: GNL) since March 2012. Ms. Wenzel previously served as independent director of American Realty Capital Trust IV, Inc. from May 2012 until the close of the merger of American Realty Capital Trust IV, Inc. with American Realty Capital Properties, Inc. (n/k/a VEREIT, Inc., “VEREIT”) in January 2014. Until June 2019, Ms. Wenzel served as a trustee on the board of Community Service Society, a 175-year-old institution with a primary focus on identifying and supporting public policy innovations to support the working poor in New York City to realize social, economic, and political opportunities. Ms. Wenzel served as a member of the audit committee for Community Service Society and chaired the audit committee from 2012 through June 2017. From 2014 until April 2019, Ms. Wenzel also served as a trustee on the board of The Citizen’s Budget Commission, a nonpartisan, nonprofit civic organization, founded in 1932, whose mission is to achieve constructive change in the finances and services of New York City and New York State government. Ms. Wenzel received her law degree from New York University School of Law and her undergraduate degree from Emory University.

We believe that Ms. Wenzel’s experience as a director of the companies described above and her experience representing clients in connection with their acquisition, disposition, ownership, use, and financing of real estate make her a valuable and well qualified member of the board of directors.

Executive Officers

The following table presents certain information concerning each of our executive officers (including ages as of March 31, 2021):

Name	Age	Positions Held
Jonathan P. Mehlman	54	Director, Chief Executive Officer and President
Bruce A. Riggins	48	Chief Financial Officer and Treasurer
Paul C. Hughes	53	General Counsel and Secretary

Jonathan P. Mehlman

Please see “ - Directors” for biographical information about Mr. Mehlman.

Bruce A. Riggins

Mr. Riggins has served as our chief financial officer and treasurer since May 2019.  Previously, he served as chief operating officer for Skyline Investments, a Canadian investment company listed on the Tel Aviv Stock Exchange that owns hotels and resorts in the United States and Canada, from February 2018 until May 2019. Prior to that, he served as a principal at GemStar Ventures, a real estate consulting firm, from October 2016 until December 2017.  From January 2011 until April 2016, he served as chief financial officer at LaSalle Hotel Properties, a New York Stock Exchange (“NYSE”) listed REIT that owned full-service hotels until it merged with Pebblebrook Hotel Trust in November 2018. From April 2006 to January 2011, Mr. Riggins served as chief financial officer of Interstate Hotels & Resorts, Inc., a hotel management company that was publicly traded on the NYSE until 2010. From July 2005 to April 2006, Mr. Riggins was chief financial officer for Innkeepers USA Trust, a NYSE-listed REIT that owned select-service hotels until it was sold to Apollo Investment Corporation in June 2007. Prior to joining Innkeepers USA Trust, Mr. Riggins served in various financial roles at Interstate Hotels & Resorts, Inc. and MeriStar Hospitality Corporation. Mr. Riggins began his career at Deloitte & Touche LLP where he worked from 1994 until 1998.  Mr. Riggins received a B.S. from Virginia Polytechnic Institute and State University (Virginia Tech).

Paul C. Hughes

In connection with the Initial Closing in March 2017, Paul C. Hughes was elected as our general counsel and secretary. Previously, Mr. Hughes served as Senior Vice President, Counsel – Hospitality and had worked at AR Global since November 2013. Prior to joining AR Capital,  the predecessor to AR Global, Mr. Hughes served as vice president, general counsel and corporate secretary of CapLease, Inc. (“CapLease”), a NYSE-listed REIT, from January 2005 until the consummation, in November 2013, of the merger of CapLease with and into VEREIT, a Nasdaq-listed REIT which was then externally advised by an affiliate of AR Capital. Prior to joining CapLease, Mr. Hughes was an attorney practicing in the area of corporate and securities matters at Hunton & Williams LLP from September 2000 until January 2005, and at Parker Chapin LLP from September 1997 until September 2000. Mr. Hughes is also a certified public accountant and was employed by Grant Thornton LLP from January 1989 until June 1997.  Mr. Hughes earned his JD (Summa Cum Laude) from New York Law School and his B.S. from Lehigh University.

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

The Code of Ethics is available on our website at www.HITREIT.com.  You may also obtain a copy of the Code of Ethics by writing to our secretary at:  Hospitality Investors Trust, Inc., Park Avenue Tower, 65 East 55th Street, New York, New York 10022, Attention:  General Counsel. A waiver of the Code of Ethics may be granted only by our board of directors or an appropriate committee of our board of directors and will be promptly disclosed to the extent required by law.

Audit Committee

Our board of directors has a standing audit committee, which is currently chaired by Mr. Perla and also includes Mr. Glickman and Ms. Wenzel. Our board of directors has determined that all the current members of the audit committee are Independent Directors (as defined in our charter) and are otherwise independent under the listing rules of the Nasdaq Stock Market (“Nasdaq”) and the rules and regulations of the SEC applicable to audit committees. In addition, our board of directors has determined that Messrs. Perla and Glickman are each qualified as an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K and the rules and regulations of the SEC.

Item 11. Executive Compensation.

Compensation Discussion and Analysis

The following section describes the objectives and features of our executive compensation program for our named executive officers for fiscal year 2020. For fiscal year 2020, our named executive officers were as follows:

Name	Title
Jonathan P. Mehlman	Chief Executive Officer and President
Bruce A. Riggins	Chief Financial Officer and Treasurer
Paul C. Hughes	General Counsel and Secretary

General Philosophy and Objectives

Our executive compensation program typically includes three primary components: base salary, an annual cash bonus and an annual LTIP award. The Company’s executive compensation philosophy focuses on attracting, motivating and retaining a superior management team that can maximize stockholder value. The compensation arrangements are designed to reward our named executive officers for performance, measured by financial and other metrics that the Company believes will enhance stockholder value. Our executive compensation program is further intended to incentivize our named executive officers to manage the Company in a prudent manner without encouraging unnecessary risk-taking, as well as align executive compensation with the interests of the Company’s stockholders that encourage the retention of key talent. Performance goals, when established, are set at competitive levels which are intended to be challenging but are believed to be achievable. Our executive compensation program, including the allocation between short-term and long-term and cash and equity compensation, is in accordance with the employment agreements with our named executive officers (the agreements have been amended to date, and are collectively referred to herein as the “Employment Agreements” and described below under “—Employment Agreements”). The compensation committee believes our executive compensation program is consistent with other public hospitality REITs. The compensation committee reviews the components of our executive compensation program annually to ensure that they continue to meet the evolving needs of the Company.

Recent Developments Affecting 2020 Compensation

As discussed in greater detail below under the heading “—2020 Compensation Decisions,” during December 2020, in light of the impact of the ongoing coronavirus pandemic on the Company’s business and results of operations, among other factors, the compensation committee made changes to our executive compensation program for fiscal year 2020. The compensation committee believes that, under the circumstances, these changes were necessary and well-designed to achieve the goal of maintaining momentum for our named executive officers to continue to drive Company performance during unprecedented times and were consistent in applicable respects with the actions taken by our peer companies in the wake of the coronavirus pandemic.

Compensation Decision-Making Process

Role of Our Board of Directors and the Compensation Committee

Our compensation committee is comprised of three directors: Messrs. Baron (Chairman and one of the Redeemable Preferred Directors), Glickman and Joyce. In general, for so long as the Redeemable Preferred Share is outstanding and the compensation committee contains at least one Redeemable Preferred Director, the compensation committee’s overall responsibility includes discharging the responsibilities of our board of directors relating to compensation of executive officers and to review, evaluate and approve any action related to the compensation of our executive officers (or any other officer or other member of management of earning total annual base salary cash compensation in an amount equal to or greater than $300,000) that requires the prior approval of at least one Redeemable Preferred Director. Under the terms of the Redeemable Preferred Share, prior approval of at least one Redeemable Preferred Director is required with respect to actions regarding the terms of employment and compensation of any of our executive officers (or any other officer or other member of management earning total annual base salary cash compensation in an amount equal to or greater than $300,000) except to the extent specifically set forth in the Annual Business Plan or to the extent required by the Employment Agreements. These and other responsibilities of the compensation committee are set forth in its charter.

Under the terms of the Employment Agreements, determinations regarding annual compensation (i.e. review of annual base salary, establishment of performance goals and determination of achievement of performance goals) may generally be made by either our board of directors or the compensation committee. During the term of the Employment Agreements, the compensation committee has generally made all such determinations, and the Company expects the compensation committee will continue to play this role with respect to any future determinations. Therefore, references to decisions to be made regarding annual compensation that may be made by the compensation committee or our board of directors under the Employment Agreements are generally attributed to the compensation committee alone in this “—Compensation Discussion and Analysis” section.

Role of the Chief Executive Officer

Mr. Mehlman, in his capacity as our chief executive officer, is consulted by the compensation committee with respect to the performance goals utilized in determining the annual cash bonus and the annual LTIP awards.

Mr. Mehlman, who is also a member of our board of directors, may also participate in compensation-related decisions in that capacity.  To the extent that any discussions are held regarding Mr. Mehlman’s own compensation, Mr. Mehlman generally will recuse himself from any such discussion and not participate in any resulting decisions. Our executive officers, including Mr. Mehlman, have historically developed proposals and provided information and analysis to the compensation committee as part of the process whereby the compensation committee establishes and makes decisions with respect to achievement of the performance goals utilized in determining the annual cash bonuses and the annual LTIP awards. Our executive officers, including Mr. Mehlman, played a similar role in connection with the compensation committee’s decisions regarding 2020 executive compensation.

Role of Compensation Consultant

AETHOS Consulting Group (“AETHOS”) is our “compensation consultant of record” and was initially engaged by the Company as a compensation consultant to provide analysis and make recommendations to our independent directors and assist and advise them in connection with structuring and negotiating the Employment Agreements that became effective at the Initial Closing in March 2017, and the analysis and recommendations provided served as the basis for the terms of the Employment Agreements that became effective following the Initial Closing, including with respect to all determinations regarding short- and long-term cash and equity-based incentive compensation. Subsequent to the Initial Closing, and during 2020, AETHOS has continued to assist and advise the compensation committee in connection with executive compensation-related matters, including all the compensation committee’s decisions for fiscal year 2020 and its discussions regarding future compensation.

2020 Compensation Decisions

We have been significantly impacted by the effects of the coronavirus pandemic. The pandemic has caused a significant decline in travel and demand for hotels and guestrooms which continues to adversely impact our business, and we anticipate these conditions will continue and may worsen. The pandemic has also adversely impacted credit and capital market conditions, such that we have been unable to access these markets and this may continue until conditions normalize. We believe our concentration of hotels in “drive-to” markets has allowed our occupancy numbers to recover from the onset of the coronavirus pandemic in March and April of 2020, although occupancy and financial performance at our hotels remain substantially below pre-pandemic levels.  Since April 2020, our financial results have been significantly below normal historical levels and as a result for the last 12 months we have not generated sufficient cash from our operations to cover all of our obligations. During this period, we have utilized cash on hand to fund non-hotel expenses, such as interest on our debt obligations, payment of distributions on Class C Units and general and administrative expenses, as well as in certain months a portion of our hotel operating expenses, and we anticipate continuing to use cash on hand for these purposes. Moreover, as a result of the forbearance and loan modification agreements we have entered into with respect to our indebtedness, as well as the periodic debt yield and debt service coverage tests we remain subject to under our indebtedness, we do not expect that excess cash flows, if any, generated by our properties will be available to us for any other purpose for the foreseeable future. We estimate that without additional liquidity from a source other than property operations, we will no longer have sufficient cash on hand to continue to pay our current obligations during the first half of 2021. Accordingly, we will require additional liquidity from a source other than property operations, and to date we have not been able to identify an available source that can satisfy this requirement other than the Brookfield Investor.

In order to obtain the additional liquidity we require, we have been engaged in ongoing discussions with the Brookfield Investor. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information.

We anticipate this trend of substantially lower guest demand and revenue at our hotels will continue and the extent to which the coronavirus pandemic will impact our financial results will depend on future developments, which are unknown and cannot be predicted, including how long the pandemic continues and its severity, new information which may emerge concerning the coronavirus, the efficacy and acceptance of any vaccines or other remedies that have been or may be developed as well as the production and distribution thereof,  actions taken to contain the coronavirus pandemic or its impact, consumer preferences and the duration of governmental and business restrictions on travel, among others. Additional waves of the coronavirus pandemic could lead to new travel restrictions and reductions in economic activity resulting in further disruptions to our operations and cash flows. The coronavirus pandemic has also triggered a decrease in global economic activity that has resulted in a global recession and the sustained downturn in the U.S. economy has caused an economic recession in the U.S. The continuation of the economic downturn and relative weakness in any recovery could have further adverse impacts on our business.

Against this backdrop, the compensation committee evaluated our compensation program for fiscal year 2020 during multiple meetings in December 2020. As part of this evaluation, the compensation committee considered, among other factors:

●

the named executive officers’ successes during fiscal year 2020 navigating the extraordinary challenges experienced due to the impact of the ongoing coronavirus pandemic on the Company’s business and liquidity, including:

o

completing an asset sale program to dispose of 43 non-core hotels (including 23 dispositions during 2020, seven of which closed during March and three of which closed during the third quarter, while the pandemic was on-going);

o

securing relief from certain of the Company’s lenders, ground lessors, franchisors and other counterparties on a variety of obligations, such as loan maturity date extensions, ground rent deferrals, delays of capital expenditure obligations and related lender reserve deposit obligations;

o	effective implementation of various property-level cost reduction and other liquidity preservation measures; and

o

gradual and steady improvement in monthly portfolio occupancy from April through October and returning the Company’s hotels to positive operating cash flow after hotel revenues had not been sufficient to pay hotel operating expenses during the months of April and May 2020;

●

the challenges resulting from the pandemic rendered the performance goals used in prior years impossible to achieve, noting that, for 2019, the goals were the same for the annual cash bonus and the annual long-term incentive equity award for each executive officer and related to the following: (i) Corporate EBITDA as compared to the budget included in the Annual Business Plan (weighted as 50% of the total bonus or award, as applicable); (ii) RevPAR penetration index (excluding performance during any renovation period) relative to the prior year (weighted as 35% of the total bonus or award, as applicable); and (iii) the cost, timing and impact on operating performance of PIPs and other capital expenditures at certain hotels relative to budgeted amounts (weighted as 15% of the total bonus or award, as applicable); and

●

an equity award for fiscal year 2020 would not provide an effective long-term incentive and the on-going incentive effect of previously granted unvested equity awards would be similarly impacted due to expectations regarding the value of common stock and on-going discussions with the Brookfield Investor which discussion, as they have continued during the first quarter of 2021, we believe we have continued to make significant progress towards entering into a definitive and comprehensive agreement on the terms of a series of deleveraging or restructuring transactions (the “Restructuring Transactions”) that would include, among other things, filing by us and the OP of pre-packaged Chapter 11 cases under the U.S. Bankruptcy Code in the State of Delaware to implement the Restructuring Transactions pursuant to a plan of reorganization (a “Pre-Packaged Bankruptcy”), although there can be no assurance that our discussions with the Brookfield Investor will ultimately lead to a definitive restructuring support agreement (a “Restructuring Support Agreement”) on favorable terms, or at all.

In connection with this evaluation, the compensation committee made certain decisions regarding fiscal year 2020 compensation. First, the compensation committee made the following changes to our executive compensation program for fiscal year 2020 only, which were reflected as amendments to the Employment Agreements:

●

the annual cash bonus each executive is entitled to receive would be determined by the compensation committee in its sole discretion instead of being determined by the Company’s board of directors or compensation committee based on the achievement of performance goals previously established by the Company’s board of directors or compensation committee; and

●	each executive would not be entitled to receive an annual long-term incentive program award in the form of RSUs (or any other equity award).

Next, the compensation committee exercised its discretion to award an annual cash bonus to  each of our named executive officers equal to 75% of the target bonus under each named executive officer’s Employment Agreement. After review of the Company’s and our named executive officers’ performance during fiscal year 2020, in light of the unprecedented circumstances, our compensation committee believed that these discretionary bonuses appropriately reflected both the Company’s performance and management’s performance during 2020. The compensation committee believes that management performed well under the difficult circumstances and met the board’s expectations even if performance targets used in prior years would not have been achieved.

The compensation committee believes that, under the circumstances, the changes to our executive compensation program for fiscal year 2020 were necessary and well-designed to achieve the goals of maintaining momentum for our named executive officers to continue to drive Company performance during unprecedented times. The compensation committee also believes, based on information provided, discussed and analyzed by AETHOS regarding the impact of the pandemic on fiscal year 2020 executive compensation decisions by other public hospitality REITs and other non-REIT public companies, that the actions taken for fiscal year 2020 were consistent in applicable respects with the actions taken by other public hospitality REITs in the wake of the coronavirus pandemic.  While the compensation committee did consider information provided, discussed and analyzed by AETHOS regarding the impact of the pandemic on 2020 executive compensation decisions by other REITs and other non-REIT public companies, it did not use compensation data about other companies to benchmark total compensation, or any material element of compensation, for fiscal year 2020.

The compensation committee will continue to evaluate the Company’s business and results of operations and will continue to make any adjustments to the Company’s executive compensation program as the compensation committee determines to be reasonable and necessary to appropriately align the interests of our named executive officers with those of the Company and our stockholders.

Advisory Vote on Named Executive Compensation and Frequency of the Stockholder Vote on Executive Compensation

Because we were an “emerging growth company” until December 31, 2019, the 2020 annual meeting of stockholders was the first annual meeting of stockholders in which we held a non-binding stockholder advisory vote on compensation of our named executive officers and a non-binding stockholder advisory vote on the frequency of non-binding stockholder advisory votes on compensation of our named executive officers.  At the 2020 annual meeting of stockholders, approximately 78% of the shares voted were in support of the compensation paid to the Company’s named executive officers. The compensation committee viewed this advisory vote as an expression by the stockholders of their general satisfaction with the Company’s executive compensation program.

Elements of Named Executive Officer Compensation

The three primary components of our named executive officer compensation program are base salary, annual cash bonus and annual LTIP awards. For fiscal year 2020 only, due to the impact of the ongoing coronavirus pandemic on the Company’s business and results of operations and other factors, we did not make an annual LTIP award and the annual cash bonus was made in the sole discretion of the compensation committee, instead of based on the achievement of key performance metrics as described in more detail under “—2020 Compensation Decisions.”  Starting with the annual LTIP award granted for the year ended December 31, 2019, (i) 50% of the annual LTIP award consists of RSUs that vest in three equal installments on each of the first three anniversaries of the grant date, subject to continued employment through the applicable vesting date (“Time-Vesting RSUs”), and (ii) the remaining 50% of the annual LTIP award consists of RSUs that may be earned and become vested based on Company performance over a three-year performance period (the “Performance-Vesting RSUs”), with the actual number of Performance-Vesting RSUs vested and earned determined after the performance period by our board of directors or the compensation committee in its sole discretion based on the achievement of Company performance goals established by our board of directors or the compensation committee after consultation with the chief executive officer, and subject to continued employment through the applicable vesting date.

The objective of the base salary component of our named executive officer compensation program is to pay fixed cash compensation set at a level reflective of each named executive officer’s performance, market conditions, and competitive rates.  The objective of the annual cash bonus component of our named executive officer compensation program is to pay performance-based cash incentives that reward achievement of annual performance goals except for 2020 as described in more detail under “—2020 Compensation Decisions.”   The objective of the annual LTIP award is to award equity incentives that align named executive officer compensation with the interests of the Company’s stockholders over multi-year performance and vesting periods that encourage the retention of key talent. Because the same annual performance goals have historically been used to determine the amount of the annual cash bonus paid and the number of RSUs granted as part of the annual LTIP award, the objective of the annual LTIP award component of our named executive officer compensation program is also to reward achievement of annual performance goals. The performance goals that relate to the vesting and earning of the Performance-Vesting RSUs, however, relate to a three-year performance period commencing at the beginning of the year following the year to which the applicable annual LTIP award relates, and thus relate not only to past performance but also to future performance.

Base Salary

Each named executive officer is entitled to receive a base salary pursuant to the Employment Agreements, subject to annual review by the compensation committee.

In February 2020, the compensation committee approved an increase to the annual base salaries of the named executive officers by 3.0%, as shown in the table below.

Name	2020 Base Salary (1)	2019 Base Salary (2)	Percentage Increase
Jonathan P. Mehlman	$807,611	$784,088	3.00%
Bruce A. Riggins	$386,250	$375,000	3.00%
Paul C. Hughes	$403,805	$392,044	3.00%

(1)    Effective March 30, 2020.

(2)    Effective April 1, 2019.

In determining these base salary increases, the compensation committee considered each named executive officer’s individual performance, the Company’s overall performance, and overall market conditions.

Annual Cash Bonus

Each named executive officer is eligible to receive an annual cash bonus. Pursuant to the Employment Agreements, the actual amount of the annual cash bonus is determined by our board of directors or the compensation committee in its sole discretion based on the achievement of individual and Company performance goals established by our board of directors or the compensation committee, after consultation with the Company’s chief executive officer.

However, for fiscal year 2020, the annual cash bonus payable to our named executive officers was discretionary, as described in more detail under “—2020 Compensation Decisions.”

The Employment Agreements also establish levels of threshold, target and maximum annual cash bonus, each equal to a percentage of the named executive officer’s base salary. For performance between threshold and target levels, or target and maximum levels, the amount of the actual award is calculated by linear interpolation; for performance below threshold, no award would be made. The actual payment of the annual cash bonus is made by February 15 in the year following the year to which the annual cash bonus relates, subject to the named executive officer’s continued employment through the date of payment, except that, for fiscal year 2020, the annual cash bonus award was required to be paid by January 15, 2021.

The annual cash bonus opportunity ranges for each of our named executive officers, and the actual discretionary cash bonus earned and paid for each of our named executive officers for fiscal year 2020, as a percentage of base salary and in total, are set forth below.

	Annual Cash Bonus Opportunity			2020 Actual Cash Bonus
	(% of Base Salary)
Name	Threshold	Target	Maximum	% of Base Salary	2020 Actual Cash Bonus
Jonathan P. Mehlman	67%	130%	225%	97.50%	$787,420
Bruce A. Riggins	50%	75%	150%	56.30%	$217,266
Paul C. Hughes	50%	75%	150%	56.30%	$227,140

Annual LTIP Awards

Each named executive officer is eligible to receive an annual LTIP award in the form of RSUs, which are awarded pursuant to the A&R RSP, except that for fiscal year 2020, no annual LTIP award was granted for the reasons described in more detail under “—2020 Compensation Decisions.”

RSUs awarded to our named executive officers represent a contingent right to receive shares of our common stock at a future settlement date, subject to satisfaction of applicable vesting conditions and/or other restrictions, as set forth in the A&R RSP and an award agreement evidencing the grant of RSUs. For our named executive officers, vested RSUs may only be settled in shares of common stock and such settlement will be on the earliest of the date of the termination of their service to the Company, a “change in control event” within the meaning of Section 409A of the Code, and the calendar year in which the third anniversary following vesting occurs.

Pursuant to the Employment Agreements, the actual number of RSUs is to be determined by our board of directors or the compensation committee in its sole discretion based on the achievement of individual and Company performance goals established by our board of directors or the compensation committee, after consultation with the Company’s chief executive officer.

The annual LTIP awards for fiscal year 2017 and 2018, as well as the initial LTIP award made in connection with the commencement of certain of the executive officers’ employment in March 2017 at the Initial Closing, were subject to time vesting in equal installments on each of the first four anniversaries of the grant date, subject to continued employment through the applicable vesting date.

In August 2019, the compensation committee established a new structure for the annual LTIP award. Starting with the annual LTIP award granted for the year ended December 31, 2019, (i) 50% of the annual LTIP award consists of Time-Vesting RSUs that vest in three equal installments on each of the first three anniversaries of the grant date, subject to continued employment through the applicable vesting date, and (ii) the remaining 50% of the annual LTIP award consists of Performance-Vesting RSUs that may be earned and become vested based on Company performance over a three-year performance period, with the actual number of Performance-Vesting RSUs vested and earned determined after the performance period by our board of directors or the compensation committee in its sole discretion based on the achievement of Company performance goals established by our board of directors or the compensation committee after consultation with the chief executive officer, and subject to continued employment through the applicable vesting date.

The Employment Agreements also establish a target dollar value for the grant of each named executive officer’s annual LTIP award. Prior to amendments to the Employment Agreements entered into in February 2020, the Estimated Per-Share NAV used to calculate the target number of RSUs for any annual LTIP award was the most recent Estimated Per-Share NAV on the date of grant, and the actual grant of the annual LTIP award was required to be made no later than February 15 in the year following the year to which the annual LTIP award related, subject to the named executive officer’s continued employment through the date of grant.  Following these amendments, beginning with the annual LTIP award for the fiscal year ended December 31, 2019, the Estimated Per-Share NAV used to calculate the target number of RSUs is the Estimated Per-Share NAV as of the last day of the fiscal year to which the annual LTIP award relates as approved by our board of directors and published in a filing with the SEC.  The actual grant of the annual LTIP award is required to be made no later than the fifth business day following the publication of the Estimated Per-Share NAV, subject to the named executive officer’s continued employment through the date of grant, with certain exceptions.

Employment Agreements

As described more fully under “—Employment Agreements” below, we have entered into Employment Agreements with each of our named executive officers to set forth the framework and certain parameters of their regular and incentive compensation from the Company (including target, threshold and maximum levels for the annual cash bonus and a target level for the annual LTIP award). The Employment Agreements also provide the specific severance amounts payable to our named executive officers in connection with terminations without “cause” or for “good reason” as well as terminations following change in control events. The multiples of the applicable base salary and annual cash bonus amounts used to calculate these severance amounts were intended to promote retention and be competitive with our peers. We believe the customary protections in the Employment Agreements promote our ability to attract and retain management and provide our named executive officers with day-to-day employment stability and enable them to properly focus their attention on their duties and responsibilities with the Company, notwithstanding the possibility, threat or occurrence of a change in their circumstances or in the control of the Company, thereby promoting productivity.

Retirement Savings Opportunities

All full-time employees, including our named executive officers, are able to participate in our 401(k) Retirement Savings Plan (the “401(k) Plan”). We provide the 401(k) Plan to allow our employees save a portion of their cash compensation for retirement in a tax-efficient manner. Under the 401(k) Plan, employees are eligible to defer a portion of their base salary, and we currently make a matching contribution of up to 5% of each participant’s annual base salary, determined by the individual’s contribution and as restricted by the statutory limit.

Health and Welfare Benefits

We provide to all full-time employees a competitive benefits package, which includes medical, dental, short- and long-term disability insurance, and life insurance plans.  We pay 100% of the health insurance costs for our named executive officers.

Other Benefits

We also reimburse our named executive officers for certain insurance premiums and commuter related costs.

Tax Limits on Executive Compensation

Section 162(m) of the Internal Revenue Code generally disallows a tax deduction to public companies for compensation in excess of $1 million paid to each of a company’s current and former chief executive officer, chief financial officer and the three most highly compensated executive officers (other than the chief executive officer and chief financial officer). All compensation in excess of $1 million paid to each of the executives described above (other than certain grandfathered compensation in effect before November 2017) will not be deductible by us. While the compensation committee considers the deductibility of awards as one factor in determining named executive officer compensation, the compensation committee may also look at other factors in making its decisions and retains the flexibility to award compensation that it determines to be consistent with the goals of our executive compensation program even if the compensation is not deductible.

Anti-Hedging and Anti-Pledging Policy

Our board of directors has adopted a policy that contains restrictions on hedging and pledging securities issued by the Company or any of its subsidiaries (including the OP). Such policy prohibits directors and employees, including the Company’s executive officers, from engaging in the following transactions: (i) trading in call or put options involving the securities of the Company or any of its subsidiaries (including the OP) and other derivative instruments (including prepaid variable forward contracts, equity swaps, collars, and exchange funds) or otherwise engaging in transactions, that hedge or offset, or are designed to hedge or offset, any decrease in the market value of the securities of the Company or any of its subsidiaries (including the OP); (ii) engaging in short sales of securities of the Company or any of its subsidiaries (including the OP); (iii) holding securities of the Company or any of its subsidiaries (including the OP) in a margin account; and (iv) pledging securities of the Company or any of its subsidiaries (including the OP) held individually to secure margin or other loans.

Compensation Committee Report

The Compensation Committee of the Board of Directors has furnished the following report. The report is not deemed to be “soliciting material” or “filed” with the SEC or subject to the SEC’s proxy rules or to the liabilities of Section 18 of the Exchange Act, and the report shall not be deemed to be incorporated by reference into any prior or subsequent filing under the Securities Act of 1933, as amended, or the Exchange Act except to the extent that we specifically incorporate it by reference into any such filing.

To the Directors of Hospitality Investors Trust, Inc.:

We have reviewed and discussed the “Compensation Discussion and Analysis” required by Item 402(b) of Regulation S-K of the Exchange Act with management.

Based on the review and discussions described above, we recommended to the Board of Directors that the “Compensation Discussion and Analysis” be included in this Annual Report on Form 10-K.

Compensation Committee
Lowell G. Baron (Chair)
Edward A. Glickman
Stephen P. Joyce

2020 Summary Compensation Table

The table below summarizes the compensation of our named executive officers for the fiscal year ended December 31, 2020, and the prior two fiscal years to the extent required under the Securities and Exchange Commission rules.

	Year	Salary ($)	Bonus ($)(1)	Stock awards ($)	Non-Equity Incentive Plan Compensation(2)	All Other Compensation	Total Compensation
Jonathan P. Mehlman	2020	801,278	787,420	1,549,475(3)	—	41,152(4)	3,179,325
	2019	780,968	—	866,597(5)	1,144,792	42,751	2,835,108
	2018	766,442	—	2,423,490(6)	873,428	40,967	4,104,327
Bruce A. Riggins(7)	2020	383,221	217,266	241,436(8)	—	22,239(9)	864,162
	2019	201,923	—	—	200,000	11,451	413,374
Paul C. Hughes	2020	400,639	227,140	405,331(10)	—	34,470(11)	1,067,580
	2019	390,484	—	239,176(12)	345,545	34,183	1,009,388
	2018	383,221	—	613,923(13)	278,143	32,737	1,308,024

(1)

Represents annual cash bonus for fiscal year 2020 based on compensation committee’s exercise of its discretion. See “— Compensation Discussion and Analysis — Elements of Named Executive Officer Compensation — Annual Cash Bonus” for more information.

(2)

Represents annual cash bonus based on the achievement of performance goals with respect to the applicable year. See “— Compensation Discussion and Analysis — Elements of Named Executive Officer Compensation — Annual Cash Bonus” for more information.

(3)	Includes annual LTIP award for 2019 made on April 21, 2020 consisting of 269,006 RSUs at grant date fair value computed in accordance with FASB ASC Topic 718 of $5.76.
(4)

Includes reimbursement of life insurance premiums, reimbursement of certain commuter related costs, matching contributions made by the Company to Mr. Mehlman’s 401(k) and payment of health insurance costs by the Company. For 2020, reimbursement of life insurance premiums was $17,245, the matching contributions were $14,250, payment of health insurance costs was $7,989, and reimbursement of commuter related costs was $1,668.

(5)

Includes annual LTIP award for 2018 made on February 14, 2019 consisting of 125,412 RSUs at grant date fair value computed in accordance with FASB ASC Topic 718 of $6.91. Does not include annual LTIP award for 2019 made on April 21, 2020.

(6)

Includes annual LTIP award for 2017 made on February 14, 2018 consisting of 170,909 RSUs at grant date fair value computed in accordance with FASB ASC Topic 718 of $14.18. A total of 3,600 of these RSUs were forfeited by the executive during November 2018, which resulted in a net number of RSUs, following such forfeiture, of 167,309. Does not include annual LTIP award for 2018 made on February 14, 2019, consisting of 125,412 RSUs.

(7)

Mr. Riggins was appointed our chief financial officer and treasurer effective May 28, 2019. Pursuant to his Employment Agreement, Mr. Riggins’ annual cash bonus and annual LTIP award for 2019 were to be prorated to reflect his partial year of service, but his annual cash bonus was required to be no less than $200,000, and his annual LTIP award was to be no less than $350,000. The amount of Mr. Riggins’ annual cash bonus and annual LTIP award for 2019 reflected these minimum amounts, not a proration to reflect his partial year of service.

(8)	Includes annual LTIP award for 2019 made on April 21, 2020 consisting of 41,916 RSUs at grant date fair value computed in accordance with FASB ASC Topic 718 of $5.76.
(9)

Includes matching contributions made by the Company to Mr. Riggins’ 401(k) and payment of health insurance costs by the Company. For 2020, the matching contributions were $14,250, and the payment of health insurance costs was $7,989.

(10)	Includes annual LTIP award for 2019 made on April 21, 2020 consisting of 70,370 RSUs at grant date fair value computed in accordance with FASB ASC Topic 718 of $5.76.
(11)

Includes reimbursement of insurance premiums, matching contributions made by the Company to Mr. Hughes’ 401(k) and payment of health insurance costs by the Company. For 2020, reimbursement of life insurance premiums was $6,120, reimbursement of disability insurance premiums was $6,111, the matching contributions were $14,250 and the payment of health insurance costs was $7,989.

(12)

Includes annual LTIP award for 2018 made on February 14, 2019 consisting of 34,613 RSUs at grant date fair value computed in accordance with FASB ASC Topic 718 of $6.91. Does not include annual LTIP award for 2019 made on April 21, 2020.

(13)

Includes annual LTIP award for 2017 made on February 14, 2018 consisting of 43,295 RSUs at grant date fair value computed in accordance with FASB ASC Topic 718 of $14.18. A total of 3,600 of these RSUs were forfeited by each executive during November 2018, which resulted in a net number of RSUs, following such forfeiture, of 39,695.

2020 Grants of Plan-Based Awards

The table below sets forth information with respect to plan‐based awards in 2020 to our named executive officers:

			Estimated Future Payments Under Non-Equity Incentive Plan Awards:			Estimated Future Payments Under Equity Incentive Plan Awards (1)			All Other Stock Awards: (2)	All Other Option Awards
Name	Grant Date	Committee Approval Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	Number of Shares of Stock (#)	Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Share)	Grant Date Fair Value of Awards ($)
Jonathan P. Mehlman	4/21/20	4/21/20							134,503			$774,737
	4/21/20	4/21/20				67,251	134,503	201,754				$774,737
Bruce A. Riggins	4/21/20	4/21/20							20,958			$120,718
	4/21/20	4/21/20				10,479	20,958	31,437				$120,718
Paul C. Hughes	4/21/20	4/21/20							35,185			$202,666
	4/21/20	4/21/20				17,593	35,185	52,778				$202,666

(1)	These columns show the range of potential payouts for the Performance-Vesting RSU portion of the annual LTIP award for 2019 made on April 21, 2020. See “— Employment Agreements” for further details.
(2)	Represents the Time-Vesting RSU portion of the annual LTIP award for 2019 made on April 21, 2020.

Employment Agreements

Pursuant to their respective Employment Agreements, each of our named executive officers serves in his current capacity pursuant to automatic one-year renewals at the end of the employment term (including any renewal employment term) that continue unless either party delivers written notice of non-renewal at least 90 days prior to the scheduled expiration of the employment term. For Mr. Mehlman and Mr. Hughes, the employment term runs through March 31 of each year and for Mr. Riggins it runs through May 28 of each year.

Pursuant to their respective Employment Agreements, each of our named executive officers is entitled to receive a base salary, subject to annual review by the Board or the compensation committee.

In February 2020, the compensation committee established annual base salary levels, effective March 30, 2020, of $807,611 for Mr. Mehlman, $386,250 for Mr. Riggins, and $403,805 for Mr. Hughes.  During December 2020, the compensation committee conducted the annual review of base salaries of the named executive officers and no changes were made to the base salary levels of the named executive officers for 2021.

Pursuant to their respective Employment Agreements, each of our named executive officers is eligible for an annual cash bonus based on the achievement of individual and Company performance goals previously established by our board of directors or the compensation committee after consultation with our chief executive officer, except that for fiscal year 2020 only, the annual cash bonus each executive is entitled to receive is determined by the compensation committee in its sole discretion as described in more detail under “—Compensation Discussion and Analysis—2020 Compensation Decisions.” For Mr. Mehlman, his target annual cash bonus is 130% of his annual base salary, his threshold annual cash bonus is 67% of his annual base salary and his maximum annual bonus is 225% of his annual base salary. For each of Messrs. Hughes and Riggins, his target annual cash bonus is 75% of his annual base salary, his threshold annual cash bonus is 50% of his annual base salary and his maximum annual cash bonus is 150% of his annual base salary. The actual annual cash bonus is determined in the sole discretion of our board of directors or the compensation committee and paid no later than February 15 in the year following the year to which the annual cash bonus relates, except that, for the fiscal year 2020, the annual cash bonus award was required to be paid by January 15, 2021. Pursuant to his Employment Agreement, Mr. Riggins’ annual cash bonus for the 2019 fiscal year was prorated to reflect his partial year of service, but was required to be no less than $200,000.

During their respective employment with the Company, each named executive officer is eligible to participate in the LTIP and receive an annual LTIP award in the form of RSUs, which are awarded pursuant to the A&R RSP and generally based on a target dollar value for the grant of $2,000,000 for Mr. Mehlman and $500,000 for each of Messrs. Hughes and Riggins, divided by Estimated Per-Share NAV, except that for fiscal year 2020 only, each named executive no annual LTIP award was granted for the reasons in more detail under “—Compensation Discussion and Analysis—2020 Compensation Decisions.”

The actual number of RSUs comprising the annual LTIP award for any year is determined by our board of directors or the compensation committee in its sole discretion based on the achievement of Company performance goals established by our board of directors or the compensation committee after consultation with our chief executive officer.  Pursuant to his Employment Agreement, Mr. Riggins’ annual LTIP award for the 2019 fiscal year was prorated to reflect his partial year of service, but was required to be no less than $350,000.

Prior to an amendment to each Employment Agreement entered into on February 12, 2020, the Estimated Per-Share NAV used to calculate the target number of RSUs for any annual LTIP award was the most recent Estimated Per-Share NAV on the date of grant, and the actual grant of the annual LTIP award was required to be made no later than February 15 in the year following the year to which the annual LTIP award related, subject to the named executive officer’s continued employment through the date of grant.  Following this amendment, beginning with the annual LTIP award for the fiscal year ended December 31, 2019, the Estimated Per-Share NAV used to calculate the target number of RSUs is the Estimated Per-Share NAV as of the last day of the fiscal year to which the annual LTIP award relates as approved by our board of directors and published in a filing with the SEC.  The actual grant of the annual LTIP award is required to be made no later than the fifth business day following the publication of the Estimated Per-Share NAV, subject to the named executive officer’s continued employment through the date of grant, with certain exceptions in connection with terminations that occur during the period between the date the amount of the annual cash bonus for the prior year is determined by our board of directors or the compensation committee and the fifth business day following the publication of the Estimated Per-Share NAV as of the last day of such prior year.

Additionally, prior to an amendment to each Employment Agreement entered into on August 7, 2019, all of the RSUs our named executive officers had received or were eligible to receive as an annual LTIP award vested in four equal installments on each of the first four anniversaries of the grant date, subject to continued employment through each applicable vesting date. Following this amendment, beginning with the annual LTIP award for the fiscal year ended December 31, 2019, (i) 50% of the annual LTIP award consists of Time-Vesting RSUs that vest in three equal installments on each of the first three anniversaries of the grant date, subject to continued employment through the applicable vesting date, and (ii) the remaining 50% of the annual LTIP award consists of Performance-Vesting RSUs that may be earned and become vested based on Company performance over a three-year performance period, with the actual number of Performance-Vesting RSUs earned determined after the performance period by our board of directors or the compensation committee in its sole discretion based on the achievement of Company performance goals established by our board of directors or the compensation committee after consultation with the chief executive officer, and subject to continued employment through the applicable vesting date.

On April 21, 2020, our compensation committee determined the number of Time-Vesting RSUs and Performance-Vesting RSUs to be awarded for fiscal year 2019 as described under “—2020 Grants of Plan‐Based Awards.”  The performance goals applicable to earning and vesting for these Performance-Vesting RSUs relate to the following: (i) relative same-store RevPAR growth rate as compared to the RevPAR growth rate of the relevant chain scales (as published by STR) over a three-year period commencing January 1, 2020 (weighted as 50% of the total award); and (ii) relative same-store Hotel EBITDA growth rate as compared to the growth rate of comparable similar metrics reported by a peer group of publicly traded hotel REITs over a three-year period commencing January 1, 2020 (weighted as 50% of the total award). Please see our definitive proxy statement on Schedule 14A for our 2020 annual meeting of stockholders, filed with the SEC on April 28, 2020, for further details regarding these performance goals.  For performance between threshold and target levels, or target and maximum levels, the number of Performance-Vesting RSUs that actually vest will be calculated by linear interpolation; for performance below threshold, all of the Performance-Vesting RSUs will be forfeited and cancelled.

Each of our named executive officers is also eligible to participate in the employee benefits generally provided to employees, subject to the satisfaction of eligibility requirements. Additionally, Mr. Mehlman is entitled to receive a whole life insurance policy with a death benefit of at least $500,000, and we have agreed to continue to pay or reimburse Mr. Hughes for the cost of the annual premiums for certain life and disability insurance policies.

If any named executive officer’s employment is terminated by us with “Cause” or by the named executive officer without “Good Reason” or upon expiration following non-renewal of the employment term by the named executive officer, then the named executive officer would be entitled to receive accrued salary and other benefits. He would not be entitled to receive any amounts with respect to his annual cash bonus and all outstanding and unvested equity awards would immediately be forfeited.

“Cause” means any of the following: (i) gross negligence or willful misconduct in connection with the performance of duties, which is not cured following notice; (ii) conviction of a felony; (iii) conviction of any other criminal offense involving an act of dishonesty or moral turpitude; or (iv) a material breach of any term of any employment, consulting or other services, confidentiality, intellectual property or non-competition agreements, which is not cured following notice.

“Good Reason” means any of the following events (to the extent not cured) without the named executive officer’s consent: (i) the assignment to the named executive officer of substantial duties or responsibilities inconsistent with his position at the Company, or any other action by the Company which results in a substantial diminution of his duties or responsibilities; (ii) a requirement that the named executive officer work principally from a location that is 30 miles further from his residence than the Company’s office; (iii) a material reduction in his aggregate annual base salary and other compensation (including the target annual cash bonus amount) taken as a whole, excluding any reductions caused by the failure to achieve performance targets; or (iv) any material breach by the Company of the Employment Agreement or any other material agreement between the Company and the named executive officer.

If any named executive officer’s employment is terminated as a result of his death or disability, then the named executive officer would be entitled to receive accrued salary and other benefits and earned bonuses, to the extent unpaid, and a pro-rata annual cash bonus for the year of termination based on actual performance for the full fiscal year. With respect to outstanding unvested equity awards, any time-vesting RSUs that would have become vested within the one-year period beginning on the date of termination and ending on the one-year anniversary of the termination date will immediately vest, and a pro-rata portion of Performance-Vesting RSUs based on the total number of days in the applicable performance period that have elapsed plus one year will remain outstanding and subject to vesting and forfeiture based on actual performance in accordance with terms of the applicable award agreement, without regard to any continued employment or other service requirement.

If any named executive officer’s employment is terminated by us without “Cause” or by the named executive officer for “Good Reason” or upon expiration following non-renewal of the employment term by us, then the named executive officer would be entitled to receive accrued salary and other benefits and earned bonuses, to the extent unpaid, a pro-rata annual cash bonus for the year of termination based on actual performance for the full fiscal year, and immediate vesting of his outstanding and unvested equity awards, except for Performance-Vesting RSUs which will remain outstanding and subject to vesting and forfeiture based on actual performance in accordance with terms of the applicable award agreement, without regard to any continued employment or other service requirement.

In addition, if any named executive officer’s employment is terminated by us without “Cause” or by the named executive officer for “Good Reason” or upon expiration following non-renewal of the employment term by us, the named executive officer will be entitled to receive a cash severance payment, which will be higher if such termination occurs within 12 months following a Change in Control (as defined in the A&R RSP). If such termination does not occur within 12 months following a Change in Control, Mr. Mehlman would receive an aggregate amount equal to the sum of (i) one and one-half times his annual base salary (the “Mehlman Salary Amount”), plus (ii) the greater of (x) the annual cash bonus paid to him in the most recently completed fiscal year preceding the date of termination, and (y) the average annual cash bonus paid to him for the three most recently completed fiscal years preceding the date of termination (the “Mehlman Bonus Amount”), with such aggregate amount payable in equal installments over 12 months.  However, if such termination occurs within 12 months following a Change in Control, then Mr. Mehlman would receive an aggregate amount equal to two times the Mehlman Salary Amount plus three times the Mehlman Bonus Amount, with such aggregate amount payable in a lump sum within 60 days.

If such termination does not occur within 12 months following a Change in Control, each of Messrs. Hughes and Riggins would receive an aggregate amount (the “Hughes/Riggins Severance Amount”) equal to the sum of (i) his annual base salary, plus (ii) the greater of (x) the annual cash bonus paid to him in the most recently completed fiscal year preceding the date of termination and (y) the average annual cash bonus paid to him for the three most recently completed fiscal years preceding the date of termination (or with respect to Mr. Riggins, if he is not employed for the first fiscal year through the date of the annual cash bonus payment, an amount equal to his target annual cash bonus, or, if he is only employed for two fiscal years, an amount equal to the average annual cash bonus paid to him for the two most recently completed fiscal years preceding the date of termination).  However, if such termination occurs within 12 months following a Change in Control, then each of Messrs. Hughes and Riggins would receive an aggregate amount equal to two times the Hughes/Riggins Severance Amount, with such aggregate amount payable in a lump sum within 60 days.

In connection with any such termination, each named executive would also be entitled to continued payment or reimbursement by us for his life, disability, dental and health insurance coverage for a certain period to the same extent that we paid for such coverage during his employment. If such termination does not occur within 12 months following a Change in Control, Mr. Mehlman would be entitled to such continued payment and reimbursement for 18 months and each of Messrs. Hughes and Riggins would be entitled to such continued payment and reimbursement for 12 months. However, if such termination occurs within 12 months following a Change in Control, then each named executive officer would be entitled to such continued payment or reimbursement for 24 months.

“Change in Control” under the A&R RSP means any of the following: (i) the consummation of a merger of the Company into or consolidation of the Company with another entity, or the closing of a sale or other disposition of all or substantially all of the Company’s assets (in one or a substantially concurrent or otherwise related series of transactions), except if 50% of the combined voting power of the post-transaction entity is beneficially owned by the same persons as beneficially owned the combined voting power of the Company immediately prior to the transaction; (ii) any “person” or “group” as defined in Sections 13(d) and 14(d) of the Exchange Act becomes the beneficial owner of securities representing greater than 50% of the combined voting power of the Company; (iii) any “person” or “group” obtains the right or power (whether or not exercised) to elect or appoint a majority of the members of our board of directors (or similar governing body) of the Company; or (iv) individuals who currently constitute our board of directors (together with any new directors nominated by our board of directors or designated or elected to our board of directors from time to time by an affiliate of the Brookfield Investor cease for any reason other than death or disability to constitute a majority of the directors then in office; provided that a “Change in Control” will not result from any of the following: (a) the consummation of any of the transactions contemplated by SPA; (b) the exercise by the Brookfield Investor or any of its applicable affiliates of its rights and remedies under any of the SPA, the A&R LPA, the Redeemable Preferred Share or any other relevant transaction document pursuant to the terms thereof; and (c) any consensual transaction between the Company and/or its subsidiaries, on the one hand, and the Brookfield Investor or any of its affiliates, on the other hand, in respect of which the Brookfield Investor or any of its affiliates provides additional capital or debt to the Company and/or its subsidiaries (beyond the amounts contemplated by the SPA).

The severance payments and benefits in connection with terminations by us without “Cause,” by any named executive officer for “Good Reason,”  upon expiration following non-renewal of the employment term by us, upon death or upon disability would be generally conditioned on timely execution and delivery (without revocation) of a release of claims by the named executive officer.

Each Employment Agreement also provides that the named executive officer will be subject to perpetual non-disclosure obligations with respect to confidential information and, during his employment and for a period of 12 months after termination, restrictions against disparaging the Company, soliciting its employees, clients and investors, and, if severance is paid, competing with the Company.

2020 Outstanding Equity Awards at Fiscal Year-End

The table below sets forth information with respect to outstanding equity awards held by our named executive officers as of December 31, 2020:

			Equity incentive plan awards:	Equity incentive plan awards:
Name	Number of shares or units of stock that have not vested (#)(1)	Market value of shares or units of stock that have not vested ($)(2)	number of unearned shares, units or other rights that have not vested (#)(6)	market or payout value of unearned shares, units or other rights that have not vested ($)(2)
Jonathan P. Mehlman	320,966(3)	$2,680,066	134,503(7)	$1,123,100
Bruce A. Riggins	20,958(4)	$174,999	20,958(8)	$174,999
Paul C. Hughes	83,179(5)	$694,545	35,185(9)	$293,795

(1)

Represents unvested Time-Vesting RSUs. Each RSU represents a contingent right to receive one share of common stock. The RSUs vest in equal annual installments on each of the first four anniversaries of the grant date, except that Time-Vesting RSUs granted on April 21, 2020 vest in equal annual installments on each of the first three anniversaries of the grant date. Vested RSUs may only be settled in shares of common stock and such settlement will be on the earliest of the date of the termination of their service to the Company, a “change in control event” within the meaning of Section 409A of the Code, and the calendar year in which the third anniversary following vesting occurs.

(2)	The value of RSUs was calculated based on Estimated Per-Share NAV effective as of December 31, 2020 of $8.35.
(3)

Represents 8,750 Time-Vesting RSUs granted on July 3, 2017, 83,654 Time-Vesting RSUs granted on February 14, 2018, 94,059 Time-Vesting RSUs granted on February 14, 2019 and 134,503 Time-Vesting RSUs granted on April 21, 2020.

(4)	Represents 20,958 Time-Vesting RSUs granted on April 21, 2020.
(5)

Represents 2,187 Time-Vesting RSUs granted on July 3, 2017, 19,847 Time-Vesting RSUs granted on February 14, 2018, 25,960 Time-Vesting RSUs granted on February 14, 2019 and 35,185 Time-Vesting RSUs granted on April 21, 2020.

(6)

Represents unvested Performance-Vesting RSUs. Each RSU represents a contingent right to receive one share of common stock. The RSUs may be earned and become vested based on Company performance over a three-year performance period, with the actual number of Performance-Vesting RSUs vested and earned determined after the performance period by the compensation committee in its sole discretion based on the achievement of previously established performance goals, and subject to continued employment through the applicable vesting date. Vested RSUs may only be settled in shares of common stock and such settlement will be on the earliest of the date of the termination of their service to the Company, a “change in control event” within the meaning of Section 409A of the Code, and the calendar year in which the third anniversary following vesting occurs.

(7)	Represents Performance-Vesting RSUs granted on April 21, 2020, assuming target number of RSUs that may be earned.
(8)	Represents Performance-Vesting RSUs granted on April 21, 2020, assuming target number of RSUs that may be earned.
(9)	Represents Performance-Vesting RSUs granted on April 21, 2020, assuming target number of RSUs that may be earned.

2020 Stock Vested

The table below sets forth information with respect to RSU vesting during 2020:

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)(1)	Value Realized on Vesting ($)(2)
Jonathan P. Mehlman	81,930	$747,050
Bruce A. Riggins	—	—
Paul C. Hughes	20,765	$189,364

(1)

Amounts represent portion of RSUs granted to our named executive officers under the A&R RSP and which vested during the year ended December 31, 2020. Vested RSUs may only be settled in shares of common stock and such settlement will be on the earliest of the date of the termination of their service to the Company, a “change in control event” within the meaning of Section 409A of the Code, and the calendar year in which the third anniversary following vesting occurs.

(2)	The value of RSUs vested was calculated based on the Estimated Per-Share NAV effective on the applicable vesting date.

CEO Pay Ratio Summary

Pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, the SEC requires calculation of total compensation paid to the median paid employee, as well as the ratio of the total compensation paid to the chief executive officer as compared to the median paid employee.

We identified the median employee by examining the sum of 2020 annual base salary, 2020 annual cash bonus, and the grant date fair value computed in accordance with FASB ASC Topic 718 for awards of RSUs granted during 2020 for all employees other than our chief executive officer who were employed by us on December 31, 2020. We did not make any adjustments or estimates.

After identifying the median paid employee, we then calculated total compensation for this employee using the same methodology we use for our named executive officers as set forth in “ —2020 Summary Compensation Table” in this Annual Report on Form 10-K. The total compensation of our median paid employee for 2020 was $167,000. The annual total compensation for our chief executive officer for 2020 was $3,179,325. As a result, our 2020 CEO to median employee pay ratio is approximately 19:1.

This information involves reasonable estimates based on employee payroll records and other relevant company information. In addition, SEC rules for identifying the median employee and determining the CEO pay ratio permit companies to employ a wide range of methodologies, estimates and assumptions. As a result, the CEO pay ratios reported by other companies, which may have employed other permitted methodologies or assumptions and which may have a significantly different work force structure from ours, are likely not comparable to our CEO pay ratio.

Potential Payments Upon Termination With or Without Change in Control

The table below reflects the amount of compensation that our named executive officers would be entitled to receive under their Employment Agreements. The amounts shown assume that such termination was effective as of December 31, 2020, and are only estimates of the amounts that would be paid out to such executives upon termination of their employment. The actual amounts to be paid out can only be determined at the time of such executive’s separation from the Company. In the event of a termination by the Company for Cause, or by the executive without Good Reason, including in connection with a Change in Control, such executive would not be entitled to any of the amounts reflected in the table and would only be entitled to the standard termination benefits provided under their Employment Agreement. See “—Employment Agreements” for further details.

	Termination Without Cause, Voluntary Termination for Good Reason or Termination Following Non-Renewal by the Company (No Change in Control) ($)	Termination Without Cause, Voluntary Termination for Good Reason or Termination Following Non-Renewal by the Company (Change in Control) ($)	Death ($)(2)	Disability ($)(2)
Jonathan P. Mehlman(1)
Cash Severance Payment(3)	$ 3,406,103	$ 6,099,492	$ 1,049,894	$ 1,049,894
Medical/Welfare Benefits(4)	$ 37,851	$ 50,468	$ -	$ -
Acceleration of Unvested RSUs(5)	$ 2,680,066	$ 2,680,066	$ 1,058,479	$ 1,058,479
Life Insurance Proceeds(6)	$ -	$ -	$ 500,000	$ -
Total(7)	$ 6,124,020	$ 8,830,026	$ 2,608,373	$2,108,373

Bruce A. Riggins(1)
Cash Severance Payment(3)	$ 875,938	$ 1,462,188	$ 289,688	$ 289,688
Medical/Welfare Benefits(4)	$ 7,989	$ 15,978	$ -	$ -
Acceleration of Unvested RSUs(5)	$ 174,999	$ 174,999	$ -	$ -
Total (7)	$ 1,058,926	$ 1,653,165	$ 289,688	$ 289,688

Paul C. Hughes(1)
Cash Severance Payment(3)	$ 1,052,204	$ 1,801,554	$ 302,854	$ 302,854
Medical/Welfare Benefits(4)	$ 24,462	$ 48,924	$ -	$ -
Acceleration of Unvested RSUs(5)	$ 694,545	$ 694,545	$ 271,317	$ 271,317
Life or Disability Insurance Proceeds(6)	$ -	$ -	$ 250,000	$ 227,400
Total(7)	$ 1,771,211	$ 2,545,023	$ 824,171	$ 801,571

(1)

The amounts shown in the table do not include accrued salary, earned but unpaid bonus, accrued but unpaid vacation pay, the distribution of benefits from the Company’s 401(k) plan or payments under life and disability insurance policies generally available to all employees.

(2)

A termination of employment due to death or disability entitles the named executive officer to immediate vesting of any outstanding equity awards (except for Performance-Vesting RSUs) which have not yet vested but that would have become vested within the one-year period beginning on the date of termination and ending on the anniversary of the termination date if the named executive officer had continued to be employed by the Company during such time.

(3)

The amounts shown in this row include a pro-rata annual cash bonus for the year of termination based on actual performance for the full fiscal year 2020 at the target level. See “— Compensation Discussion and Analysis — Elements of Named Executive Officer Compensation — Annual Cash Bonus” for more information about the actual 2020 annual cash bonuses awarded.

(4)

The amounts shown in this row are estimates of the annual premiums payable or reimbursable by the Company following the qualifying termination of a named executive officer for such named executive officer’s life, disability (if any), dental and health insurance coverage during the applicable severance period, which is paid (or reimbursed) to the same extent that the Company paid for such coverage immediately prior to the qualifying termination, subject to certain conditions.

(5)	The value of RSUs was calculated based on Estimated Per-Share NAV effective as of December 31, 2020 of $8.35.
(6)

Represents proceeds from a life insurance and/or disability insurance policy for the applicable named executive officer’s or his estate’s benefit. Pursuant to the applicable executive officer’s employment agreement, the annual premiums payable by such executive officer are reimbursed by the Company.

(7)

The Employment Agreements do not provide an indemnification or gross-up payment for the parachute payment excise tax under Sections 280G and 4999 of the Code. The Employment Agreements instead provide that the severance and any other payments or benefits that are treated as parachute payments under the Code will be reduced to the maximum amount that can be paid without an excise tax liability. The amounts shown in the table assume that the named executive officers will receive the total or unreduced benefit.

Risk Considerations in our Compensation Program

The compensation committee has assessed our compensation program for the purpose of reviewing and considering any risks presented by our compensation policies and practices that are likely to have a material adverse effect on us. Following the assessment, the compensation committee determined that our compensation policies and practices did not create risks that were reasonably likely to have a material adverse effect on the Company.

Compensation of Directors

Our director compensation policy, which became effective at the Initial Closing, applies to all directors who are not employees of the Company. Mr. Mehlman, as an employee of the Company, does not receive any compensation for his service on our board of directors. All other directors receive cash compensation and equity compensation which is in the form of restricted shares of common stock (“restricted shares”) for Messrs. Baron and Wiles, the Redeemable Preferred Directors, and in the form of restricted stock units in respect of shares of common stock (“RSUs”) for all other directors.

The Redeemable Preferred Directors have entered into a Compensation Payment Agreement with us and an affiliate of the Brookfield Investor, pursuant to which we have agreed to pay any compensation (of any form, other than any RSUs) that would otherwise have been payable by us to Mr. Baron or Mr. Wiles to the affiliate of the Brookfield Investor rather than to Mr. Baron or Mr. Wiles.

Cash Retainers

Under our director compensation policy, directors are paid an annual cash retainer in the amount of $100,000 as consideration for their time and efforts in serving on our board of directors. The chairs of the audit committee and compensation committee each receive an additional cash retainer of $15,000, while the chairs of the nominating and corporate governance committee and conflicts committee each receive an additional cash retainer of $10,000.  Members of the audit committee other than the chair each receive an additional cash retainer of $5,000, while members of the compensation committee, nominating and corporate governance committee and conflicts committee each receive an additional cash retainer of $2,500.  There are no additional fees paid for attending board of directors or committee meetings. Directors may be offered an election to receive all or any portion of their cash retainers in vested shares of common stock or RSUs in lieu of cash.

During June 2020, we commenced discussions with the Brookfield Investor regarding, among other things, potential modification(s) or amendment(s) to the governing documents underlying the Class C Units and the Company’s strategic and liquidity alternatives.  At that time, our board of directors formed a new special conflicts committee, comprised of the five members of the board of directors who were not elected by the Brookfield Investor as Redeemable Preferred Directors, to conduct these discussions and related negotiations.  The board of directors has approved the following compensation payable to the special conflicts committee members:  a cash payment of $25,000 payable in January 2021, for service on such committee during the period from the formation of the special conflicts committee until December 31, 2020, and an additional $25,000 payable on March 31, 2021, for service on such committee during the period from January 1, 2021 until March 31, 2021.

Equity Awards

Pursuant to our director compensation policy, each of our non-employee directors receives, on the first business day in July of each year, an award of either RSUs or restricted shares (as determined by our board of directors on the date of grant) having an aggregate value of $50,000, based on the Estimated Per-Share NAV effective on the date of grant. These RSUs or restricted shares are issued as awards pursuant to the Company’s A&R RSP, and they vest on the earlier of the date of the annual meeting in the year following the year in which the grant date occurs and the first anniversary of the date of grant, in each case, subject to continued service on our board of directors through the vesting date.  If a director resigns prior to any vesting date, the director would forfeit all unvested RSUs or restricted shares for no consideration. Vesting of RSUs or restricted shares would accelerate upon a Change in Control (as defined in the A&R RSP).  Unless deferred pursuant to a timely election under a deferred compensation arrangement approved by our board of directors, vested RSUs are settled in shares of common stock on the earlier of the date of the termination of their service to our board of directors, a “change in control event” within the meaning of Section 409A of the Code, and the calendar year in which the third anniversary following vesting occurs.

Reimbursements and Other Fees

We reimburse our directors for reasonable out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors and its committees in accordance with our expense reimbursement policies.

2020 Director Compensation

	Fees Paid in Cash($)	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Changes in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total Compensation
Abby M. Wenzel	140,000	34,491(1)	—	—	—	—	174,491
Stanley R. Perla	142,500	34,491(1)	—	—	—	—	176,991
Edward A. Glickman	132,500	34,491(2)	—	—	—	—	166,991
Stephen P. Joyce	130,000	34,491(2)	—	—	—	—	164,491
Jonathan P. Mehlman	—	—	—	—	—	—	—
Bruce G. Wiles(3)	110,000	34,491(4)	—	—	—	—	144,491
Lowell G. Baron(3)	115,000	34,491(4)	—	—	—	—	149,491

(1)

Includes annual award of 5,988 RSUs at grant date fair value computed in accordance with FASB ASC Topic 718 of $5.76. RSUs vest in full on the earlier of (i) the date of the 2021 annual meeting of the Board of Directors; or (ii) July 1, 2021. As of December 31, 2020, Ms. Wenzel and Mr. Perla each held 6,267 unvested RSUs.

(2)

Includes annual award of 5,988 RSUs at grant date fair value computed in accordance with FASB ASC Topic 718 of $5.76. RSUs vest in full on the earlier of (i) the date of the 2021 annual meeting of the Board of Directors; or (ii) July 1, 2021. As of December 31, 2020, Messrs. Glickman and Joyce each held 5,988 unvested RSUs.

(3)	All compensation payable to Messrs. Wiles and Baron was paid to an affiliate of the Brookfield Investor, pursuant to the Compensation Payment Agreement.
(4)

Includes annual award of 5,988 RSUs at grant date fair value computed in accordance with FASB ASC Topic 718 of $5.76. The restricted shares are owned by an affiliate of the Brookfield Investor and vest in full on the earlier of (i) the date of the 2021 annual meeting of the Board of Directors; or (ii) July 1, 2021.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information regarding securities authorized for issuance under the A&R RSP, the only compensation plan under which equity securities of the Company are authorized for issuance, as of December 31, 2020.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)
	(a)	(b)	(c)
Equity Compensation Plans approved by security holders	285,970(1)	—	2,923,667(2)
Equity Compensation Plans not approved by security holders	—	—	—
Total	285,970	—	2,923,667

(1)

Represents the maximum number of shares of common stock underlying Performance-Vesting RSUs awarded during April 2020 with respect to fiscal year 2019 that may be earned based on achievement of threshold, target or maximum performance goals over a three-year performance period commencing on January 1, 2020. For additional information, please see “Item 11. Executive Compensation — 2020 Grants of Plan‐Based Awards” and “—Employment Agreements.”

(2)

The total number of shares of common stock that may be granted as awards under the A&R RSP may not exceed 5% of our outstanding shares of common stock on a fully diluted basis at any time and in any event may not exceed 4,000,000 shares (as such number may be adjusted for stock splits, stock dividends, combinations and similar events). As of December 31, 2020, we had 39,082,625 shares of common stock issued and outstanding on a fully diluted basis, and 1,068,005 shares of common stock had been issued under or were subject to awards under the A&R RSP (including maximum number of shares of common stock that may be earned underlying Performance-Vesting RSUs).

Stock Ownership By Directors, Officers And Certain Stockholders

The following table sets forth information regarding the beneficial ownership of common stock and the Redeemable Preferred Share as of December 31, 2020 by:

●

each person known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock based solely upon the amounts and percentages contained in the public filings of such persons;

●	each of our named executive officers and directors; and

●	all of our executive officers and directors as a group.

For purposes of the table below, “beneficial ownership” is determined in accordance with Rule 13d-3 under the Exchange Act, pursuant to which a person or group of persons is deemed to have “beneficial ownership” of any shares that the person has the right to acquire within 60 days after December 31, 2020. For purposes of computing the percentage of outstanding shares of common stock held by each person or group of persons named below, any shares that the person or persons has the right to acquire within 60 days after December 31, 2020 are deemed to be outstanding but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. As of December 31, 2020, there were 39,082,625 outstanding shares of common stock and one outstanding Redeemable Preferred Share, which is entitled to one vote as part of a single class with the holders of common stock at any annual or special meeting of stockholders. SEC rules also generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to such securities. Except as otherwise indicated, all persons listed below have sole voting and investment power with respect to the shares beneficially owned by them, subject to applicable community property laws.

Beneficial Owner(1)	Number of Shares of Common Stock Beneficially Owned	Number of Redeemable Preferred Shares Beneficially Owned	Percent of Total Voting Power(2)
Brookfield Strategic Real Estate Partners II Hospitality REIT II LLC(3)	29,960,950.52(4)	1(2)	43.40%
Jonathan P. Mehlman	239,204.59(5)	—	*
Bruce A. Riggins	—	—	—
Paul C. Hughes	51,455.75(5)	—	*
Bruce G. Wiles(6)	—	—	—
Lowell G. Baron(6)	—	—	—
Edward A. Glickman	16,610(5)	—	*
Stephen P. Joyce	16,610(5)	—	*
Stanley R. Perla	19,140.97(5)	—	*
Abby M. Wenzel	18,202.57(5)	—	*
All directors and executive officers as a group (nine persons)	361,223.89(5)	—	*

*    Less than 1%.

(1)	Unless otherwise indicated, the business address of each individual or entity listed in the table is Park Avenue Tower, 65 East 55th Street, New York, New York 10022.
(2)	The sole outstanding Redeemable Preferred Share is entitled to one vote as part of a single class with the holders of shares of common stock at any annual or special meeting of stockholders.
(3)

The exercise by the Brookfield Investor and its affiliates of certain rights that become exercisable three months after the failure of the OP to redeem Class C Units when required to do so pursuant to the terms of A&R LPA could give rise to a change in control of the Company. See “Certain Relationships and Related Transactions — A&R LPA — Remedies Upon Failure to Redeem.” The SPA contains certain standstill and voting restrictions applicable to the Brookfield Investor and certain of its affiliates. See “Certain Relationships and Related Transactions — Securities Purchase, Voting and Standstill Agreement — Standstill and Voting.”

(4)

Represents (i) 37,620 restricted shares granted by the Company to BSREP II Hospitality II Board LLC, a wholly owned subsidiary of the Brookfield Investor (“BSREP Board”) in respect of Mr. Baron’s and Mr. Wiles’s service as directors of the Company, 11,976 shares of which are subject to forfeiture, and (ii) shares of common stock issuable upon conversion and subsequent redemption of 29,923,330.52 Class C Units held directly by the Brookfield Investor. Class C Units are convertible into units of limited partnership interest in the OP entitled “OP Units” (“OP Units”) at any time at the option of the holder at an initial conversion price of $14.75, subject to anti-dilution and other adjustments upon the occurrence of certain events and transactions. OP Units are, in turn, generally redeemable for shares of the common stock on a one-for-one-basis or the cash value of a corresponding number of shares of common stock, at the election of the Company, in accordance with the terms of the A&R LPA. As sole manager of the Brookfield Investor, Brookfield Strategic Real Estate Partners II GP L.P. (“BSREP II GP”) may be deemed to beneficially own all restricted shares owned by BSREP Board and all 29,923,330.52 shares of common stock issuable upon conversion and subsequent redemption of Class C Units owned by the Brookfield Investor. As direct and indirect controlling persons of BSREP II GP, each of Brookfield Asset Management Inc. (“BAM”), Partners Limited (“Partners Limited”), Brookfield Holdings Canada Inc. (“BHC”), Brookfield US Holdings Inc. (“BUSHI”), Brookfield US Inc. (“BUSI”), BUSC Finance LLC (“BUSC Finance”), Brookfield Property Master Holdings LLC (“BPMH”), Brookfield Property Group LLC (“BPG”) and Brookfield Strategic Real Estate Partners II GP OF GP LLC (“Ultimate GP” and, together with the Brookfield Investor, BSREP Board, BSREP II GP, BAM, Partners Limited, BHC, BUSHI, BUSI, BUSC Finance, BPMH and BPG, the “Brookfield Persons”) may be deemed to share with BSREP II GP beneficial ownership of such restricted shares and such shares of common stock underlying such Class C Units. The principal business address of each of BAM, Partners Limited, BHC and BUSHI is 181 Bay Street, Suite 300, Toronto, ON, M5J 2T3. The principal address of each of BUSI, BUSC Finance, BPMH, BPG, Ultimate GP, BSREP II GP and the Brookfield Investor is Brookfield Place, 250 Vesey Street, 15th Floor, New York, NY 10281.The information contained in this footnote with respect to these persons is based on the Schedule 13D/A (Amendment No. 6) filed by such persons with the SEC on December 28, 2020 and the Form 4 filed by the Brookfield Persons with the SEC on January 5, 2021.

(5)

Does not include shares of common stock underlying RSUs, unless such RSUs, in accordance with their terms, have vested or would become vested within 60 days after December 31, 2020. Each RSU represents a contingent right to receive one share of common stock, subject to vesting and settlement terms. Includes the following RSUs that have vested or would become vested within 60 days after December 31, 2020: Messrs. Glickman and Joyce, 16,610 RSUs; Mr. Perla and Ms. Wenzel, 15,805.12 RSUs; Mr. Mehlman, 209,379.75 RSUs; and Mr. Hughes, 51,455.75 RSUs. Excludes the following RSUs that have not vested and would not be expected to become vested within 60 days after December 31, 2020: Messrs. Glickman and Joyce, 5,988 RSUs; Mr. Perla and Ms. Wenzel, 6,267.20 RSUs; Mr. Mehlman, 382,289.25 RSUs; Mr. Riggins, 41,916; and Mr. Hughes, 99,787.25 RSUs.

(6)

Mr. Wiles is a Senior Advisor for BPG Hospitality, and Mr. Baron is a Managing Partner at BAM, and both serve as Redeemable Preferred Directors elected by the Brookfield Investor pursuant to the Brookfield Investor’s rights as holder of the Redeemable Preferred Share. Messrs. Wiles and Baron disclaim beneficial ownership of all of the securities that are or may be beneficially owned by BAM or any of its affiliates. The business address of Messrs. Wiles and Baron is c/o Brookfield Place, 181 Bay Street, Suite 300, Toronto ON M5J 2T3.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

At the Initial Closing, Bruce G. Wiles and Lowell G. Baron were elected to our board of directors as the Redeemable Preferred Directors pursuant to the Brookfield Investor’s rights as the holder of the Redeemable Preferred Share and pursuant to the SPA. Mr. Wiles serves as a Senior Advisor for BPG Hospitality, and Mr. Baron as a Managing Partner at BAM. BPG Hospitality and BAM are each an affiliate of the Brookfield Investor.

Giving effect to the immediate conversion of all 29,923,330.52 Class C Units held by the Brookfield Investor as of December 31, 2020 into OP Units which are subsequently redeemed for shares of common stock in accordance with the terms of the A&R LPA and including the Restricted Shares, the Brookfield Investor, on an as-converted basis, would own approximately 43.4% of the voting power of common stock. See “Stock Ownership by Directors, Officers and Certain Stockholders” for further details.

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

At the Initial Closing, (i) the Company filed Articles Supplementary setting forth the terms, rights, obligations and preferences of the Redeemable Preferred Share (the “Articles Supplementary”) with the State Department of Assessments and Taxation of Maryland, which became effective upon filing and (ii) the Brookfield Investor, BSREP II Hospitality II Special GP OP LLC (the “Special General Partner”), an affiliate of the Brookfield Investor, as special general partner of the OP, and the Company, in its capacity as general partner of the OP, entered into the A&R LPA amending and restating the OP’s existing agreement of limited partnership (the “Prior LPA”).

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

We used all proceeds from the Final Closing to redeem the remaining $219.7 million outstanding preferred equity interests (the “Grace Preferred Equity Interests”) in two of our indirect subsidiaries that indirectly owned certain hotels we acquired in February 2015 (the “Grace Portfolio”).

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

●

the Brookfield Investor has the right to elect two Redeemable Preferred Directors, as well as to approve (such approval not to be unreasonably withheld, conditioned or delayed) two Approved Independent Directors to be recommended and nominated by our board of directors for election by our stockholders at each annual meeting;

●

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

However, if neither of the Redeemable Preferred Directors satisfies all independence and other requirements applicable to such committee, pursuant to our charter, the SEC and any national securities exchange on which any shares of the Company’s stock are then listed, then such committee is required to include at least one of the Approved Independent Directors as selected by our board of directors.

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

In addition, the Redeemable Preferred Directors have the Brookfield Approval Rights described under “—Brookfield Approval Rights” pursuant to the Articles Supplementary.

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

Holders of Class C Units are also entitled to receive, with respect to each Class C Unit, fixed, quarterly, cumulative distributions payable in Class C Units at a rate of 5% per annum (“PIK Distributions”). In the event we fail to redeem the Brookfield Investor when required to do so pursuant to the terms of A&R LPA, the 5% per annum PIK Distribution rate will increase to a per annum rate of 7.5%, and would further increase by 1.25% per annum for the next four quarterly periods thereafter, up to a maximum per annum rate of 12.5%.

During December 2020, we entered into the December LPA Amendment with the Brookfield Investor, the holder of all issued and outstanding Class C Units.  Pursuant to the December LPA Amendment, the cash distribution payable on December 31, 2020 was converted into a PIK Distribution such that, on that date, no cash distribution was paid and the quarterly PIK Distribution paid was at a rate of 12.5% per annum. The December LPA Amendment also provided that, if a definitive agreement among the Company, the OP and the Brookfield Investor relating to the recapitalization of the Company and the OP and/or the Brookfield Investor’s investment therein was not entered into by March 31, 2021, on that date, the OP would be required to redeem 60% of the Class C Units paid as PIK Distributions on December 31, 2020 (i.e., the Class C Units paid in respect of the cash distributions that would have been payable on December 31, 2020 but were converted into a PIK Distribution, as described above) for an amount in cash equal to the liquidation preference of such Class C Units. This required redemption was subject to certain conditions, including that the OP has Legally Available Funds (as defined in the A&R LPA) and that cash is available to make the payment after taking into account the actual cost of certain capital expenditures and contractual reserves without requiring the incurrence of additional debt, the issuance of additional securities or the consummation of any asset sales.

On March 30, 2021, we entered into the March LPA Amendment with the Brookfield Investor pursuant to which the cash distribution payable to the Brookfield Investor with respect to its Class C Units on March 31, 2021 was converted into a PIK Distribution such that, on that date, no cash distribution will be paid and the quarterly PIK Distribution paid will be at a rate of 12.5% per annum.

The March LPA Amendment also defers the obligation under the December LPA Amendment that would have required the Company to redeem, on March 31, 2021, 60% of the Class C Units paid as PIK Distributions on December 31, 2020. Pursuant to the March LPA Amendment, if a Restructuring Support Agreement is not entered into by April 30, 2021 (or if a Restructuring Support Agreement is entered into and then terminated), on that date, the OP will be required to redeem 60% of the Class C Units paid as PIK Distributions on December 31, 2020 and March 31, 2021 (i.e., the Class C Units paid in respect of the cash distributions that would have been payable on December 31, 2020 and March 31, 2021 but were instead converted into PIK Distributions) for an amount in cash equal to the liquidation preference of such Class C Units. The required redemption is subject to the same conditions (that would have applied to the Class C Units paid as PIK Distributions on December 31, 2020 under the December LPA Amendment.

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

For the year ended December 31, 2020, we paid cash distributions of $23.8 million and PIK Distributions of 2,002,377.04 Class C Units to the Brookfield Investor, as the sole holder of the Class C Units.

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

Mandatory Redemption

Upon the consummation of any liquidation, sale of all or substantially all of the assets, dissolution or winding-up, whether voluntary or involuntary, sale, merger, reorganization, reclassification or recapitalization or other similar event (a “Fundamental Sale Transaction”) prior to March 31, 2022, the fifth anniversary of the Initial Closing, the holders of Class C Units are entitled to receive, prior to and in preference to any distribution of any of our assets or surplus funds to the holders of any other limited partnership interests in the OP:

●

in the case of a Fundamental Sale Transaction consummated prior to January 1, 2022 (the date that is 57 months and one day after the date of the Initial Closing), an amount per Class C Unit in cash equal to (x) two times the purchase price under the SPA of such Class C Unit (with the purchase price for Class C Units issued as PIK Distributions being zero for these purposes), less (y) all cash distributions actually paid to date; and

●

in the case of a Fundamental Sale Transaction consummated on or after January 1, 2022, an amount per Class C Unit in cash equal to the liquidation preference of such Class C Unit plus a make whole premium for such Class C Unit calculated based on a discount rate of 5% and the assumption that such Class C Unit had not been redeemed until March 31, 2022, the fifth anniversary of the Initial Closing (the “Make Whole Premium”).

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

Remedies Upon Failure to Redeem

Three months after the failure of the OP to redeem Class C Units when required to do so pursuant to the terms of A&R LPA, the Special General Partner has the exclusive right, power and authority to sell the assets or properties of the OP for cash at such time or times as the Special General Partner may determine. The Special General Partner must engage a reputable, national third party sales broker or investment bank reasonably acceptable to holders of a majority of the then outstanding Class C Units to conduct an auction or similar process designed to maximize the sales price. The Special General Partner is not permitted to make sales to itself, any other holder of a majority or more of the then outstanding Class C Units or any of their respective affiliates. The proceeds from sales of assets or properties by the Special General Partner must be used first to make any and all payments or distributions due or past due with respect to the Class C Units, regardless of the impact of such payments or distributions on the Company or the OP. The Special General Partner is not permitted to take any action without first obtaining any approval, including the approval of our stockholders, required by applicable Maryland law, as determined in good faith by our board of directors upon the advice of counsel.

In addition and as described elsewhere herein, three months after the failure of the OP to redeem Class C Units when required to do so pursuant to the terms of A&R LPA:

●

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

●

the 5% per annum PIK Distribution rate would increase to a per annum rate of 7.5%, and would further increase by 1.25% per annum for the next four quarterly periods thereafter, up to a maximum per annum rate of 12.5%; and

●	the standstill (but not the standstill on voting) provisions otherwise applicable to the Brookfield Investor and certain of its affiliates would terminate.

Company Liquidation Preference Reduction Upon Listing

In the event a listing of common stock on a national stock exchange occurs prior to March 31, 2022, the fifth anniversary of the Initial Closing, the OP would have the right to elect to reduce the liquidation preference of any Class C Units outstanding to $0.10 per unit by paying an amount equal to the amount of such reduction (the “Reduction Amount”) plus a pro rata share of a Make Whole Premium attributable to such Class C Units calculated based on, for these purposes only, the number of Class C Units outstanding subject to reduction. Following any such reduction and until March 31, 2024, the seven-year anniversary of the Initial Closing, the Class C Units that were subject to the reduction are convertible into a number of OP Units (the “Deferred Distribution Amount”) that, if positive, equals the Reduction Amount divided by the then current Conversion Price, less the Reduction Amount divided by the current market price for common stock, less any excess tax distributions received divided by the current market price for common stock. Notwithstanding the foregoing, the delivery of OP Units comprising the Deferred Distribution Amount may be restricted in certain circumstances as described in the A&R LPA, and, to the extent any OP Units are not delivered as a result of these restrictions, the holder is instead entitled to receive an amount in cash equal to the corresponding portion of the Reduction Amount associated with the Class C Units underlying any undelivered OP Units.

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

In general, subject to certain exceptions, prior approval is required before the Company or its subsidiaries (including the OP) are permitted to take any of the following actions: equity issuances; organizational document amendments; debt incurrences; affiliate transactions; sale of all or substantially all assets; bankruptcy or insolvency declarations; declarations or payments of dividends or other distributions; redemptions or repurchases of securities; adoption of, and amendments to, the Annual Business Plan; hiring and compensation decisions related to certain key personnel (including executive officers); property acquisitions; property sales and dispositions; entry into new lines of business; settlement of material litigation; changes to material agreements; increasing or decreasing the number of directors on our board of directors; nominating or appointing a director (other than a Redeemable Preferred Director) who is not independent; nominating or appointing the chairperson of our board of directors; and certain other matters.

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

Ownership Limit Waiver Agreement

At the Initial Closing, as contemplated by and pursuant to the SPA, we entered into an Ownership Limit Waiver Agreement with the Brookfield Investor (the “Ownership Limit Waiver Agreement”), pursuant to which the Company granted the Brookfield Investor and its affiliates a waiver of the Aggregate Share Ownership Limit (as defined in our charter). The Ownership Limit Waiver Agreement permits:

●	the Brookfield Investor to own 100% of any class of the Company’s equity securities consisting of the Redeemable Preferred Share; and

●

the Brookfield Investor and its affiliates to own up to 49.9% in value of the aggregate of the outstanding shares of the common stock, subject to the terms and conditions set forth in the Ownership Limit Waiver Agreement.

Registration Rights Agreement

At the Initial Closing, we entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with the Brookfield Investor, the Former Advisor and the Former Property Manager. Pursuant to the Registration Rights Agreement, holders of Class C Units have certain shelf, demand and piggyback rights with respect to the registration of the resale under the Securities Act of 1933, as amended (the “Securities Act”) of the shares of common stock issuable upon redemption of OP Units issuable upon conversion of Class C Units, and the Former Advisor and the Former Property Manager have similar rights with respect to the 525,046 and 279,329 shares of common stock issued to them, respectively, pursuant to the agreements we entered into with them to effectuate our transition from external management to self-management at the Initial Closing. A portion of the shares of common stock issued to the Former Advisor and the Former Property Manager were tendered to the Company during September 2020 as part of the litigation settlement described below under “— Litigation Settlement.” For so long as registrable securities remain outstanding, the Brookfield Investor and the holders of a majority of the registrable securities have the right to make up to three such requests in any 12-month period with respect to the registration of registrable securities under the Securities Act. The Former Advisor and the Former Property Manager have the right, collectively, to make one such request.

Indemnification Agreements

We have entered into an indemnification agreement with each of our directors and officers, certain former directors and officers and the Former Advisor and certain of its affiliates. Under these indemnification agreements, the indemnitees are indemnified by the Company to the maximum extent permitted by Maryland law for certain liabilities and will be advanced certain expenses that have been incurred as a result of certain actions brought, or threatened to be brought, subject to certain limitations. The indemnification agreements entered into with Messrs. Wiles and Baron also include certain other agreements with respect to certain indemnification obligations and other obligations of the Brookfield Investor that are intended to be secondary to the indemnification and other obligations of the Company under such indemnification agreements. Pursuant to these indemnification agreements, during the period from January 1, 2020 through the date of this Annual Report on Form 10-K, legal fees of $53,138 were advanced on behalf of Jonathan P. Mehlman, and $57,472 were advanced on behalf of each of Stanley R. Perla and Abby M. Wenzel in connection with the litigation described below under “— Litigation Settlement.” All of these advances were paid out of settlement funds received from the Company’s director and officer insurers. We have also advanced legal fees on behalf of former directors and officers and the Former Advisor and certain of its affiliates in accordance with our continuing obligations under these agreements.

Litigation Settlement

During September 2020, the settlement and dismissal with prejudice of Milliken v. American Realty Capital Hospitality Advisors, LLC et al., Case No. 1: 18-cv-01757-VEC (S.D.N.Y.), the previously disclosed stockholder derivative action filed on behalf of the Company and against the Company by Tom Milliken, a stockholder of the Company, became effective. The other defendants in the action were the Former Advisor and certain of its affiliates, and certain of the Company’s current and former directors and officers, including the Company’s chief executive officer, Jonathan P. Mehlman, the Company’s former chief financial officer, Edward Hoganson, and of the Company’s current directors, Stanley Perla and Abby Wenzel. Pursuant to the settlement, the Company received an aggregate cash payment of $15,181,108.47, including $250,000 paid by Mr. Mehlman and the remainder paid by the Company’s director and officer insurers, and certain defendants tendered an aggregate of 83,504 shares of the common stock to the Company, including 16,949 shares tendered by Mr. Mehlman.  Also pursuant to the settlement, the Company paid attorneys’ fees, reimbursement of expenses, and a case contribution to plaintiff’s counsel of $2,250,000, and the claims of the Company’s stockholders asserted in the stockholder derivative action were fully and completely released.

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

During June 2020, we commenced discussions with the Brookfield Investor regarding, among other things, potential modification(s) or amendment(s) to the governing documents underlying the Class C Units and the Company’s strategic and liquidity alternatives.  At that time, our board of directors formed a new special conflicts committee, comprised of Ms. Wenzel and Messrs. Glickman, Joyce, Mehlman and Perla, representing all the directors on the board of directors who were not elected by the Brookfield Investor as Redeemable Preferred Directors, to conduct these discussions and related negotiations.  The special conflicts committee is distinct and separate from the previously established conflicts committee described above; however, the special conflicts committee also constitutes a Brookfield Conflicts Committee under the terms of the Redeemable Preferred Share. The special conflicts committee was delegated the power and authority to determine whether any potential modification(s) or amendment(s) to the governing documents underlying the Class C Units or related agreements, as applicable, are advisable, fair to, and in the best interests of the Company and, upon such a determination,  either (i) authorize the Company to enter into any such modification or amendment, or (ii) for any action subject to the Brookfield Approval Rights, recommend the action to the Company’s board of directors for its review and approval. The board of directors approved the December LPA Amendment and the March LPA Amendment upon the recommendation of the special conflicts committee following the special conflicts committee’s determination that the December LPA Amendment and the March LPA Amendment were each advisable, fair to, and in the best interests of the Company.

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

Our common stock is not listed on the Nasdaq or any other national securities exchange, but our board of directors has also considered the independence of each nominee in accordance with the director independence requirements of the listing rules of the Nasdaq, including the independence requirements with respect to membership on committees.  Our board of directors has affirmatively determined that each of Messrs. Glickman, Joyce and Perla and Ms. Wenzel satisfies the independence requirements under the listing rules of the Nasdaq and the SEC with respect to service on the board of directors of a listed company, including requirements applicable to membership on the committees on which they currently serve.

Item 14. Principal Accounting Fees and Services.

Fees

KPMG LLP (“KPMG”) served as the Company’s independent registered public accounting firm for the years ended December 31, 2020 and December 31, 2019.  Aggregate fees for professional services rendered by KPMG for and during the years ended December 31, 2020 and December 31, 2019 were as follows:

Audit Fees

Audit fees incurred to KPMG for the years ended December 31, 2020 and December 31, 2019 were $595,300 and $705,891, respectively.  Audit fees consist of fees for the annual audit of the Company’s consolidated financial statements, quarterly reviews of the Company’s consolidated financial statements, annual audits of the financial statements of certain Company subsidiaries, and other services that are normally provided by the independent auditor in connection with these engagements.

Audit Related Fees

There were no audit related fees for the years ended December 31, 2020 and December 31, 2019.

Tax Fees

There were no tax fees billed for the years ended December 31, 2020 and December 31, 2019.

All Other Fees

There were no other fees billed for the years ended December 31, 2020 and December 31, 2019.

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

The following financial statement schedule is included herein the end of Part IV of this report:

Schedule III — Real Estate and Accumulated Depreciation

(b) Exhibits

EXHIBIT INDEX

The following exhibits are included in this Annual Report on Form 10-K for the year ended December 31, 2020 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
3.1(2)	Articles of Amendment and Restatement of Hospitality Investors Trust, Inc.
3.2(11)	Articles of Amendment for Hospitality Investors Trust, Inc. filed with the State Department of Assessments and Taxation of Maryland on August 25, 2016.
3.3(13)	Articles of Amendment for Hospitality Investors Trust, Inc. filed with the State Department of Assessments and Taxation of Maryland on March 31, 2017.
3.4(12)	Articles Supplementary of Hospitality Investors Trust, Inc. filed with the State Department of Assessments and Taxation of Maryland on January 13, 2017.
3.5(13)	Articles Supplementary of Hospitality Investors Trust, Inc. filed with the State Department of Assessments and Taxation of Maryland on March 31, 2017.
3.6(13)	Certificate of Notice of Hospitality Investors Trust, Inc. filed with the State Department of Assessments and Taxation of Maryland on March 31, 2017.
3.7(13)	Amended and Restated Bylaws of Hospitality Investors Trust, Inc.
4.1(31)	Description of Securities of Hospitality Investors Trust, Inc. Registered Pursuant to Section 12 of the Securities Exchange Act of 1934
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
10.13(12)

Securities Purchase, Voting and Standstill Agreement, dated as of January 12, 2017, by and among Hospitality Investors Trust, Inc., American Realty Capital Hospitality Operating Partnership, LP and Brookfield Strategic Real Estate Partners II Hospitality REIT II LLC.

10.14(12)

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

10.15(13)	Ownership Limit Waiver Agreement, dated as of March 31, 2017, between Hospitality Investors Trust, Inc. and Brookfield Strategic Real Estate Partners II Hospitality REIT II LLC.
10.16(13)

Registration Rights Agreement, dated as of March 31, 2017, by and among Hospitality Investors Trust, Inc., Brookfield Strategic Real Estate Partners II Hospitality REIT II LLC, American Realty Capital Hospitality Advisors, LLC and American Realty Capital Hospitality Properties, LLC.

10.17(13)

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

10.19(13)

Assignment and Amendment of Management Agreement, dated as of March 31, 2017, by and among American Realty Capital Hospitality Grace Portfolio, LLC, Crestline Hotels & Resorts, LLC, HIT Portfolio I TRS, LLC, HIT Portfolio I NTC TRS, LP, HIT Portfolio II NTC TRS, LP, HIT Portfolio I DEKS TRS, LLC and HIT Portfolio I KS TRS, LLC.

10.20(13)

Assignment and Amendment of Crestline SWN Management Agreement, dated as of March 31, 2017, by and among American Realty Capital Hospitality Properties, LLC, Crestline Hotels & Resorts, LLC, HIT SWN INT NTC TRS, LP, HIT SWN TRS, LLC and HIT SWN CRS NTC TRS, LP.

10.21(13)

Assignment and Amendment of Management Agreement, dated as of March 31, 2017, by and among American Realty Capital Hospitality Properties, LLC, Crestline Hotels & Resorts, LLC, HIT TRS Baltimore, LLC, HIT TRS Providence, LLC, HIT TRS GA Tech, LLC and HIT TRS Stratford, LLC.

10. 22(13)

Omnibus Assignment and Amendment of Management Agreement, dated as of March 31, 2017, by and among American Realty Capital Hospitality Grace Portfolio, LLC, HIT Portfolio I HIL TRS, LLC, HIT Portfolio I NTC HIL TRS, LP, HIT Portfolio II HIL TRS, LLC, HIT Portfolio II NTC HIL TRS, LP, Hampton Inns Management LLC and Homewood Suites Management LLC.

10.23(13)

Assignment and Amendment of Management Agreements, dated as of March 31, 2017, by and among American Realty Capital Hospitality Grace Portfolio, LLC, HIT Portfolio I MCK TRS, LLC, HIT Portfolio I NTC TRS, LP, HIT Portfolio II NTC TRS, LP, HIT Portfolio II MISC TRS, LLC and McKibbon Hotel Management, Inc.

10.24(13)	Assignment and Amendment of Management Agreements, dated March 31, 2017, by and among American Realty Capital Hospitality Grace Portfolio, LLC, HIT Portfolio I MISC TRS, LLC and Innventures IVI, LP.
10.25(13)

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

10.26(13)	Amended and Restated Employee and Director Incentive Restricted Share Plan of Hospitality Investors Trust, Inc.
10.27(13)	Employment Agreement, dated as of March 31, 2017, by and between Jonathan P. Mehlman and Hospitality Investors Trust, Inc.
10.28(13)	Employment Agreement, dated as of March 31, 2017, by and between Paul C. Hughes and Hospitality Investors Trust, Inc.
10.29(13)	Compensation Payment Agreement, dated as of March 31, 2017, by and among Hospitality Investors Trust, Inc., Lowell G. Baron, Bruce G. Wiles and BSREP II Hospitality II Board LLC
10.30(13)	Form of Indemnification Agreement.
10.31(14)

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

10.32(15)

Amendment No. 1 to Second Amended and Restated Term Loan Agreement dated as of June 29, 2017 by and among the Borrowers Party thereto, as borrowers, Hospitality Investors Trust, Inc. and Hospitality Investors Trust Operating Partnership, L.P., as guarantors, and Citibank, N.A., as administrative agent and as collateral agent

10.33(15)

First Amendment to Amended and Restated Agreement of Limited Partnership of Hospitality Investors Trust Operating Partnership, L.P. dated as of July 10, 2017, by Hospitality Investors Trust, Inc., as general partner

10.34(15)	Form of Restricted Share Unit Award Agreement (Non-Employee Directors)
10.35(15)	Form of Restricted Share Award Agreement (Non-Employee Directors)
10.36(16)

Second Amendment to Amended and Restated Agreement of Limited Partnership of Hospitality Investors Trust Operating Partnership, L.P. dated as of September 29, 2017, by Hospitality Investors Trust, Inc., as general partner

10.37(16)	Amendment to Employment Agreement, dated as of August 10, 2017, by and between Jonathan P. Mehlman and Hospitality Investors Trust, Inc.
10.38(16)	Amendment to Employment Agreement, dated as of August 10, 2017, by and between Paul C. Hughes and Hospitality Investors Trust, Inc.
10.39(17)

Third Amendment to Amended and Restated Agreement of Limited Partnership of Hospitality Investors Trust Operating Partnership, L.P. dated as of December 29, 2017, by Hospitality Investors Trust, Inc., as general partner

10.40(18)

Fourth Amendment to Amended and Restated Agreement of Limited Partnership of Hospitality Investors Trust Operating Partnership, L.P. dated as of February 27, 2018, by Hospitality Investors Trust, Inc., as general partner

10.41(18)

Fifth Amendment to Amended and Restated Agreement of Limited Partnership of Hospitality Investors Trust Operating Partnership, L.P. dated as of March 29, 2018, by Hospitality Investors Trust, Inc., as general partner

10.42(19)

Sixth Amendment to Amended and Restated Agreement of Limited Partnership of Hospitality Investors Trust Operating Partnership, L.P. dated as of July 2, 2018, by Hospitality Investors Trust, Inc., as general partner

10.43(20)

Seventh Amendment to Amended and Restated Agreement of Limited Partnership of Hospitality Investors Trust Operating Partnership, L.P. dated as of September 28, 2018, by Hospitality Investors Trust, Inc., as general partner

10.44(21)

Eighth Amendment to Amended and Restated Agreement of Limited Partnership of Hospitality Investors Trust Operating Partnership, L.P. dated as of December 31, 2018, by Hospitality Investors Trust, Inc., as general partner

10.45(22)

Ninth Amendment to Amended and Restated Agreement of Limited Partnership of Hospitality Investors Trust Operating Partnership, L.P. dated as of February 27, 2019, by Hospitality Investors Trust, Inc., as general partner

10.46(22)

Tenth Amendment to Amended and Restated Agreement of Limited Partnership of Hospitality Investors Trust Operating Partnership, L.P. dated as of March 29, 2019, by Hospitality Investors Trust, Inc., as general partner

10.47(23)

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

10.48(23)

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

10.49(23)

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

10.50(23)

Guaranty of Recourse Obligations, dated as of May 1, 2019, by Hospitality Investors Trust Operating Partnership, LP and Hospitality Investors Trust, Inc. to and for the benefit of Morgan Stanley Bank, N.A., Citi Real Estate Funding Inc., Deutsche Bank AG, New York Branch, Goldman Sachs Mortgage Company and JPMorgan Chase Bank, National Association

10.51(23)

Mezzanine A Guaranty of Recourse Obligations, dated as of May 1, 2019, by Hospitality Investors Trust Operating Partnership, LP and Hospitality Investors Trust, Inc. to and for the benefit of Morgan Stanley Mortgage Capital Holdings LLC, Citigroup Global Markets Realty Corp., Deutsche Bank AG, New York Branch, Goldman Sachs Mortgage Company and JPMorgan Chase Bank, National Association

10.52(23)

Mezzanine B Guaranty of Recourse Obligations, dated as of May 1, 2019, by Hospitality Investors Trust Operating Partnership, LP and Hospitality Investors Trust, Inc. to and for the benefit of Morgan Stanley Mortgage Capital Holdings LLC, Citigroup Global Markets Realty Corp., Deutsche Bank AG, New York Branch, Goldman Sachs Mortgage Company and JPMorgan Chase Bank, National Association

10.53(23)

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

10.54(23)

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

10.55(23)

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

10.56(24)	Employment Agreement, dated as of May 8, 2019, by and between Bruce A. Riggins and Hospitality Investors Trust, Inc.
10.57(25)

Amendment No. 2 to the Second Amended and Restated Term Loan Agreement, dated as of May 22, 2019, by and among by and among the Borrowers Party thereto, as borrowers, Hospitality Investors Trust, Inc. and Hospitality Investors Trust Operating Partnership, L.P., as guarantors, Citibank, N.A., as administrative agent and as collateral agent, and the Lenders party thereto, collectively, as lenders

10.58(26)

First Amendment to Loan Agreement, dated as of May 29, 2019,  among the Entities Listed on Schedule I thereto, collectively, as Borrower and Morgan Stanley Bank, N.A., Citi Real Estate Funding Inc., Deutsche Bank AG, New York Branch, Goldman Sachs Mortgage Company, and JPMorgan Chase Bank, National Association, collectively, as Lender

10.59(26)

Note Splitter and Loan Modification Agreement is made as of June 7, 2019 by and among HIT Portfolio I Mezz B, LLC, HIT Portfolio I TRS Mezz B, LLC and HIT 2PK TRS Mezz B, LLC, Morgan Stanley Mortgage Capital Holdings LLC,  Citigroup Global Markets Realty Corp., Deutsche Bank AG, New York Branch, Goldman Sachs Mortgage Company, and JPMorgan Chase Bank, National Association

10.60(26)

Eleventh Amendment to Amended and Restated Agreement of Limited Partnership of Hospitality Investors Trust Operating Partnership, L.P. dated as of July 1, 2019, by Hospitality Investors Trust, Inc., as general partner

10.61(26)	Second Amendment to Employment Agreement, dated as of August 7, 2019, by and between Jonathan P. Mehlman and Hospitality Investors Trust, Inc.
10.62(26)	Second Amendment to Employment Agreement, dated as of August 7, 2019, by and between Paul C. Hughes and Hospitality Investors Trust, Inc
10.63(26)	Amendment to Employment Agreement, dated as of August 7, 2019, by and between Bruce A. Riggins and Hospitality Investors Trust, Inc.
10.64(27)

Twelfth Amendment to Amended and Restated Agreement of Limited Partnership of Hospitality Investors Trust Operating Partnership, L.P. dated as of September 30, 2019, by Hospitality Investors Trust, Inc., as general partner

10.65(28)

Thirteenth Amendment to Amended and Restated Agreement of Limited Partnership of Hospitality Investors Trust Operating Partnership, L.P. dated as of December 31, 2019, by Hospitality Investors Trust, Inc., as general partner

10.66(29)	Third Amendment to Employment Agreement, dated as of February 12, 2020, by and between Jonathan P. Mehlman and Hospitality Investors Trust, Inc.
10.67(29)	Third Amendment to Employment Agreement, dated as of February 12, 2020, by and between Paul C. Hughes and Hospitality Investors Trust, Inc.
10.68(29)	Second Amendment to Employment Agreement, dated as of February 12, 2020, by and between Bruce A. Riggins and Hospitality Investors Trust, Inc.
10.69(32)

Fourteenth Amendment to Amended and Restated Agreement of Limited Partnership of Hospitality Investors Trust Operating Partnership, L.P. dated as of March 31, 2020, by Hospitality Investors Trust, Inc., as general partner

10.70(32)	Form of Restricted Share Unit Award Agreement (officers)
10.71(33)

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

10.72(33)

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

10.73(33)

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

10.74(34)

Fifteenth Amendment to Amended and Restated Agreement of Limited Partnership of Hospitality Investors Trust Operating Partnership, L.P. dated as of July 1, 2020, by Hospitality Investors Trust, Inc., as general partner

10.75(34)

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

10.76(34)	Joinder by and Agreement of Guarantor by Hospitality Investors Trust, Inc. made on August 3, 2020
10.77(35)

Sixteenth Amendment to Amended and Restated Agreement of Limited Partnership of Hospitality Investors Trust Operating Partnership, L.P. dated as of September 30, 2020, by Hospitality Investors Trust, Inc., as general partner

10.78(36)	Fourth Amendment, dated December 23, 2020, to Employment Agreement by and between Jonathan P. Mehlman and Hospitality Investors Trust, Inc.
10.79(36)	Fourth Amendment, dated December 23, 2020, to Employment Agreement by and between Paul C. Hughes and Hospitality Investors Trust, Inc.
10.80(36)	Third Amendment, dated December 23, 2020, to Employment Agreement by and between Bruce A. Riggins and Hospitality Investors Trust, Inc
10.81(36)

Seventeenth Amendment to Amended and Restated Agreement of Limited Partnership of Hospitality Investors Trust Operating Partnership, L.P. dated as of December 24, 2020, by and between Hospitality Investors Trust, Inc., as General Partner, and Brookfield Strategic Real Estate Partners II Hospitality REIT II LLC, as Initial Preferred LP

10.82(37)

First Amendment to Forbearance Agreement, made effective as of January 7, 2021, by and among the borrower and operating lessees entities identified on the signature pages thereto, Hospitality Investors Trust Operating Partnership, L.P. and Hospitality Investors Trust, Inc., as guarantors, and Wells Fargo Bank, National Association, as Trustee for the Benefit of Certificateholders of HPLY Trust 2019-HIT Commercial Mortgage Pass-Though Certificates, Series 2019-HIT and the RR Interest Holders, as lender

10.83(37)

First Amendment to Mezzanine A Loan Forbearance Agreement, made effective as of January 7, 2021, by and among HIT Portfolio I Mezz, LP, as borrower, HIT Portfolio I TRS Holdco, LLC and HIT 2PK TRS Mezz, LLC, collectively, as leasehold pledgor, Hospitality Investors Trust Operating Partnership, L.P. and Hospitality Investors Trust, Inc., as guarantors, and Nonghyup Bank, as Trustee of Meritz Private Real Estate Fund 20, as lender

10.84(37)

First Amendment to Mezzanine B Loan Forbearance Agreement, made effective as of January 7, 2021, by and among HIT Portfolio I Mezz B, LLC, as borrower, HIT Portfolio I TRS Mezz B, LLC and HIT 2PK TRS Mezz B, LLC, collectively, as leasehold pledgor, Hospitality Investors Trust Operating Partnership, L.P. and Hospitality Investors Trust, Inc., as guarantors, and CC6 Investments Ltd. and NC Garnet Fund, L.P., as lender

10.85(38)

Forbearance Agreement, dated as of February 1, 2021, by and among the borrowers party thereto, Hospitality Investors Trust, Inc. and Hospitality Investors Trust Operating Partnership, L.P., as guarantors, Citibank, N.A., as administrative agent and as collateral agent, and the lenders party thereto

10.86(*)

Eighteenth Amendment to Amended and Restated Agreement of Limited Partnership of Hospitality Investors Trust Operating Partnership, L.P. dated as of December 31, 2020, by Hospitality Investors Trust, Inc., as general partner

10.87(*)	Nineteenth Amendment to Amended and Restated Agreement of Limited Partnership of Hospitality Investors Trust Operating Partnership, L.P. dated as of March 30, 2021, by and between Hospitality Investors Trust, Inc., as General Partner, and Brookfield Strategic Real Estate Partners II Hospitality REIT II LLC, as Initial Preferred LP
99.1(30)	Stipulation and Agreement of Compromise, Settlement, and Release dated February 3, 2020

Exhibit No.	Description
21.1(*)	List of Subsidiaries
31.1(*)	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2(*)	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32(*)

Written statements of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101(*)

XBRL (eXtensible Business Reporting Language). The following materials from Hospitality Investors Trust, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statements of Changes in Stockholders' Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

* Filed herewith

1.	Filed as an exhibit to Pre-Effective Amendment No. 2 to the Company's Registration Statement on Form S-11/A with the SEC on November 14, 2013.
2.	Filed as an exhibit to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11/A with the SEC on December 9, 2013.
3.	Filed as an exhibit to Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11/A with the SEC on December 13, 2013.
4.	Filed as an exhibit to the Company’s Form 10-Q filed with the SEC on August 14, 2014.
5.	Filed as an exhibit to the Company’s Form 10-K filed with the SEC on March 31, 2015.
6.	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 13, 2015.
7.	Filed as an exhibit to the Company’s Form 10-Q filed with the SEC on November 16, 2015.
8.	Filed as Appendix A to the Company's Registration Statement on Form S-3 filed with the SEC on January 4, 2016.
9.	Filed as an exhibit to the Company’s Form 10-K filed with the SEC on March 28, 2016.
10.	Filed as an exhibit to the Company’s Form 8-K filed with the SEC on September 24, 2018.
11.	Filed as an exhibit to the Company's Form 10-Q filed with the SEC on November 10, 2016.
12.	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on January 13, 2017.
13.	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on March 31, 2017.
14.	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on May 3, 2017.
15.	Filed as an exhibit to the Company’s Form 10-Q filed with the SEC on August 10, 2017.
16.	Filed as an exhibit to the Company’s Schedule TO filed with the SEC on October 25, 2017.
17.	Filed as an exhibit to the Company’s Form 10-K filed with the SEC on March 27, 2018.
18.	Filed as an exhibit to the Company’s Form 10-Q filed with the SEC on May 10, 2018.
19.	Filed as an exhibit to the Company’s Form 10-Q filed with the SEC on August 9, 2018.
20.	Filed as an exhibit to the Company’s Form 10-Q filed with the SEC on November 8, 2018.
21.	Filed as an exhibit to the Company’s Form 10-K filed with the SEC on April 16, 2019.
22.	Filed as an exhibit to the Company’s Form 10-Q filed with the SEC on May 13, 2019.
23.	Filed as an exhibit to the Company’s Form 8-K filed with the SEC on May 6, 2019.
24.	Filed as an exhibit to the Company’s Form 8-K filed with the SEC on May 9, 2019.
25.	Filed as an exhibit to the Company’s Form 8-K filed with the SEC on May 23, 2019.
26.	Filed as an exhibit to the Company’s Form 10-Q filed with the SEC on August 8, 2019.
27.	Filed as an exhibit to the Company’s Form 10-Q filed with the SEC on November 7, 2019.
28.	Filed as an exhibit to the Company’s Form 10-K filed with the SEC on March 30, 2020.
29.	Filed as an exhibit to the Company’s Form 8-K filed with the SEC on February 19, 2020.
30.	Filed as an exhibit to the Company’s Form 8-K filed with the SEC on February 20, 2020.
31.	Filed as an exhibit to the Company’s Form 10-K filed with the SEC on March 30, 2020.
32.	Filed as an exhibit to the Company’s Form 10-Q filed with the SEC on May 14, 2020.
33.	Filed as an exhibit to the Company’s Form 8-K filed with the SEC on June 15, 2020.
34.	Filed as an exhibit to the Company’s Form 10-Q filed with the SEC on August 7, 2020.
35.	Filed as an exhibit to the Company’s Form 10-Q filed with the SEC on November 12, 2020.
36.	Filed as an exhibit to the Company’s Form 8-K filed with the SEC on December 28, 2020.
37.	Filed as an exhibit to the Company’s Form 8-K filed with the SEC on January 13, 2021.
38.	Filed as an exhibit to the Company’s Form 8-K filed with the SEC on February 5, 2021.

Item 16. Form 10-K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 30th day of March, 2021.

Hospitality Investors Trust, Inc.
By	/s/ Jonathan P. Mehlman
Jonathan P. Mehlman

CHIEF EXECUTIVE OFFICER AND PRESIDENT

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date
/s/ Jonathan P. Mehlman	Chief Executive Officer, President and Director (Principal Executive Officer)	March 30, 2021
Jonathan P. Mehlman

/s/ Bruce A. Riggins	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 30, 2021
Bruce A. Riggins

/s/ Bruce G. Wiles	Chairman of the Board of Directors	March 30, 2021
Bruce G. Wiles

/s/ Lowell G. Baron	Director	March 30, 2021
Lowell G. Baron

/s/ Stanley R. Perla	Independent Director	March 30, 2021
Stanley R. Perla

/s/ Abby M. Wenzel	Independent Director	March 30, 2021
Abby M. Wenzel

/s/ Edward A. Glickman	Independent Director	March 30, 2021
Edward A. Glickman

/s/ Stephen P. Joyce	Independent Director	March 30, 2021
Stephen P. Joyce

HOSPITALITY INVESTORS TRUST, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Hospitality Investors Trust, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Hospitality Investors Trust, Inc. and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive loss, changes in equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes and the financial statement schedule III-Real Estate and Accumulated Depreciation (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the negative impact of the coronavirus pandemic on the Company’s ability to generate sufficient cash flows from operations to meet its obligations raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Evaluation of the Company’s assessment of hotel properties for potential impairment

As discussed in Notes 2 and 16 to the consolidated financial statements, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The impact of the COVID-19 pandemic on the operations of all of the Company’s hotel properties resulted in recoverability assessments performed on all hotel properties owned by the Company. Recoverability is assessed by comparing the carrying amount to an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property’s use and eventual disposition. If the Company determines it is unable to recover the carrying amount of the asset over the useful life, impairment is deemed to exist, and an impairment loss will be recorded to the extent that the carrying amount exceeds the estimated fair value of the property. The Company’s long-lived assets primarily consist of hotel properties, net of accumulated depreciation. Investment in hotel properties was $1.6 billion, or 91 percent of total assets, as of December 31, 2020.

We identified the evaluation of the Company’s assessment of hotel properties for potential impairment as a critical audit matter. Subjective auditor judgment was required to evaluate specific assumptions used in the Company’s undiscounted cash flow analyses. There is significant estimation uncertainty related to the assessment of the Company’s holding period, expected net operating income during the holding period, and expected terminal value for each of the hotel properties.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the assessment of the Company’s holding period by comparing the assessment to the results of our inquiries of Company officials and inspections of documents, such as meeting minutes of the board of directors. We evaluated the expected net operating income by comparing the amounts to historical operating results and our understanding of the hotels and their specific markets obtained from inquiries of Company officials and inspection of third-party industry reports. We evaluated the Company’s expected terminal values by comparing the range of terminal value capitalization rates used to the range of capitalization rates published for similar properties in third-party industry reports. We performed sensitivity analyses over each hotel property’s total net operating income cash flows, including any expected property improvement and renovation out flows, and expected terminal value. For certain properties, we further evaluated the expected net operating income and expected terminal values, considering third-party industry reports.

/s/ KPMG LLP

We have served as the Company’s auditor since 2014.

McLean, Virginia

March 30, 2021

HOSPITALITY INVESTORS TRUST, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except for share and per share data)

	December 31, 2020	December 31, 2019

ASSETS
Real estate investments:
Land	$259,864	$285,520
Buildings and improvements	1,566,009	1,587,079
Furniture, fixtures and equipment	157,585	218,669
Total real estate investments	1,983,458	2,091,268
Less: accumulated depreciation and amortization	(372,445)	(365,893)
Total real estate investments, net	1,611,013	1,725,375
Cash and cash equivalents	48,441	103,207
Assets held for sale	—	159,309
Restricted cash	34,633	41,413
Investments in unconsolidated entities	2,789	3,357
Right of use assets	54,223	57,799
Prepaid expenses and other assets	18,261	36,346
Goodwill	6,786	9,889
Total Assets	$1,776,146	$2,136,695

LIABILITIES, NON-CONTROLLING INTEREST AND EQUITY
Mortgage notes payable, net	$1,310,209	$1,461,441
Accounts payable and accrued expenses	34,584	54,279
Lease liabilities	48,780	51,756
Total Liabilities	$1,393,573	$1,567,476

Commitments and Contingencies
Contingently Redeemable Class C Units in operating partnership; 29,923,331 and 27,920,954 units issued and outstanding, respectively ($441,369 and $411,834 liquidation preference, respectively)	433,653	398,449

Stockholders' Equity (Deficit)
Preferred stock, $0.01 par value, 50,000,000 shares authorized, one share issued and outstanding	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized, 39,082,625 and 39,151,201 shares issued and outstanding, respectively	391	392
Additional paid-in capital	873,982	871,714
Deficit	(927,600)	(703,611)
Total equity (deficit) of Hospitality Investors Trust, Inc. stockholders	(53,227)	168,495
Non-controlling interests	2,147	2,275
Total Equity (Deficit)	$(51,080)	$170,770
Total Liabilities, Contingently Redeemable Class C Units, and Stockholders' Equity (Deficit)	$1,776,146	$2,136,695

The accompanying notes are an integral part of these statements.

HOSPITALITY INVESTORS TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except for share and per share data)

	Year Ended December 31, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018
Revenues
Rooms	$223,967	$563,335	$572,415
Food and beverage	4,255	19,797	19,571
Other	8,544	15,524	14,073
Total revenue	236,766	598,656	606,059
Operating expenses
Rooms	62,303	147,458	148,630
Food and beverage	4,113	16,570	16,471
Management fees	6,504	16,531	16,757
Other property-level operating expenses	138,871	245,609	240,509
Transaction related costs	1,664	780	64
General and administrative	23,269	20,762	19,831
Depreciation and amortization	83,210	109,586	111,730
Impairment of goodwill and long-lived assets	30,675	115,522	29,796
Rent	3,473	6,606	6,716
Total operating expenses	354,082	679,424	590,504
Gain (loss) on sale of assets, net	4,475	4,807	(188)
Operating (loss) income	$(112,841)	$(75,961)	$15,367
Interest expense	(58,555)	(92,681)	(106,199)
Other income (loss), net	13,793	1,729	1,986
Equity in (loss) earnings of unconsolidated entities	(613)	314	187
Total other expenses, net	(45,375)	(90,638)	(104,026)
Loss before taxes	$(158,216)	$(166,599)	$(88,659)
Income tax expense (benefit)	7,346	(3,138)	(2,606)
Net loss and comprehensive loss	$(165,562)	$(163,461)	$(86,053)
Less: Net (loss) income attributable to non-controlling interest	(585)	(42)	85
Net loss before dividends and accretion	$(164,977)	$(163,419)	$(86,138)
Dividends on Class C Units (cash and PIK)	(53,344)	(46,286)	(20,830)
Accretion of Class C Units	(5,668)	(4,798)	(2,581)
Net loss attributable to common stockholders	$(223,989)	$(214,503)	$(109,549)

Basic and Diluted net loss attributable to common stockholders per common share	$(5.72)	$(5.48)	$(2.78)

Basic and Diluted weighted average shares of common stock outstanding	39,129,836	39,133,630	39,416,947

The accompanying notes are an integral part of these statements.

HOSPITALITY INVESTORS TRUST, INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (DEFICIT)

(In thousands, except for share data)

	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Deficit	Total Equity (Deficit) of Hospitality Investors Trust, Inc. Stockholders	Non-controlling Interest	Total Non-Controlling Interests and Equity (Deficit)
Balance, December 31, 2017	39,505,742	$395	$871,840	$(379,559)	$492,676	$2,646	$495,322
Repurchase and retirement of common stock	(378,324)	(4)	(3,071)	—	(3,075)	—	(3,075)
Net loss before dividends and accretion	—	—	—	(86,138)	(86,138)	—	(86,138)
Net income attributable to non-controlling interest	—	—	—	—	—	85	85
Dividends paid or declared, net	—	—	—	—	—	(196)	(196)
Cash distributions on Class C Units	—	—	—	(12,498)	(12,498)	—	(12,498)
Accretion on Class C Units	—	—	—	(2,581)	(2,581)	—	(2,581)
PIK distributions on Class C Units	—	—	—	(8,332)	(8,332)	—	(8,332)
Share-based payments	7,210	—	1,482	—	1,482	—	1,482
Balance, December 31, 2018	39,134,628	$391	$870,251	$(489,108)	$381,534	$2,535	$384,069
Repurchase and retirement of common stock	(2,177)	—	(20)	—	(20)	—	(20)
Net loss before dividends and accretion	—	—	—	(163,419)	(163,419)	—	(163,419)
Net loss attributable to non-controlling interest	—	—	—	—	—	(42)	(42)
Dividends paid or declared, net	—	—	—	—	—	(218)	(218)
Cash distributions on Class C Units	—	—	—	(27,772)	(27,772)	—	(27,772)
Accretion on Class C Units	—	—	—	(4,798)	(4,798)	—	(4,798)
PIK distributions on Class C Units	—	—	—	(18,514)	(18,514)	—	(18,514)
Share-based payments	18,750	1	1,483	—	1,484	—	1,484
Balance, December 31, 2019	39,151,201	$392	$871,714	$(703,611)	$168,495	$2,275	$170,770
Repurchase and retirement of common stock	(83,504)	(1)	—	—	(1)	—	(1)
Net loss before dividends and accretion	—	—	—	(164,977)	(164,977)	—	(164,977)
Cash contributions from non-controlling interest	—	—	—	—	—	200	200
Redemption of OP Units	—	—	200	—	200	(200)	—
Net loss attributable to non-controlling interests	—	—	—	—	—	(585)	(585)
Dividends paid or declared, net	—	—	—	—	—	457	457
Cash distributions on Class C Units	—	—	—	(23,809)	(23,809)	—	(23,809)
Accretion on Class C Units	—	—	—	(5,668)	(5,668)	—	(5,668)
PIK distributions on Class C Units	—	—	—	(29,535)	(29,535)	—	(29,535)
Share-based payments	14,928		2,068	—	2,068	—	2,068
Balance, December 31, 2020	39,082,625	$391	$873,982	$(927,600)	$(53,227)	$2,147	$(51,080)

The accompanying notes are an integral part of these statements.

HOSPITALITY INVESTORS TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018
Cash flows from operating activities:
Net loss	$(165,562)	$(163,461)	$(86,053)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	83,210	109,586	111,730
Impairment of goodwill and long-lived assets	30,675	115,522	29,796
Amortization and write-off of deferred financing costs	8,501	10,107	12,639
Other adjustments, net	(1,471)	(2,607)	2,033
Changes in assets and liabilities:
Prepaid expenses and other assets	17,361	878	(756)
Accounts payable and accrued expenses	(18,776)	4,034	(2,607)
Net cash (used in) provided by operating activities	$(46,062)	$74,059	$66,782

Cash flows from investing activities:
Payment received on note for sale of hotel	—	—	1,625
Real estate investment improvements and purchases of property and equipment	(10,347)	(50,833)	(103,155)
Payments related to Property Management Transactions	—	—	(1,000)
Proceeds from sales of hotels, net	177,005	131,659	5,461
Other adjustments, net	18	69	35
Net cash provided by (used in) investing activities	$166,676	$80,895	$(97,034)

Cash flows from financing activities:
Proceeds from Class C Units	—	219,746	25,000
Net proceeds from non-controlling interests and redemptions	200	—	—
Payment of Class C Units issuance costs	—	(7,756)	(944)
Dividends/Distributions paid	(23,352)	(27,990)	(12,694)
Payments of promissory and mortgage notes payable	(156,323)	(1,125,935)	—
Proceeds from mortgage notes payable	—	1,086,100	—
Deferred financing fees	(2,685)	(17,578)	—
Mandatorily redeemable preferred securities redemptions	—	(219,746)	(14,370)
Repurchase of shares of common stock	—	(20)	(3,075)
Net cash used in financing activities	$(182,160)	$(93,179)	$(6,083)
Net change in cash and cash equivalents and restricted cash	(61,546)	61,775	(36,335)
Cash and cash equivalents and restricted cash, beginning of period	144,620	82,845	119,180
Cash and cash equivalents and restricted cash, end of period	$83,074	$144,620	$82,845

	Year Ended December 31, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018
Supplemental disclosure of cash flow information:
Interest paid	$53,124	$80,124	$94,336
Income taxes paid, net	$(2,392)	$(667)	$802
Non-cash investing and financing activities:
Accretion of Class C Units	$(5,668)	$(4,798)	$(2,581)
PIK accrual on Class C Units	$(29,535)	$(18,514)	$(8,332)
Real estate investment improvements and purchases of property and equipment in accounts payable and accrued expenses	$465	$1,153	$12,522

The accompanying notes are an integral part of these statements.

HOSPITALITY INVESTORS TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization

Hospitality Investors Trust, Inc. (the "Company"), incorporated on July 25, 2013, is a self-managed real estate investment trust ("REIT") that invests primarily in premium-branded select-service lodging properties in the United States. As of December 31, 2020, the Company owns or has an interest in a total of 101 hotels with a total of 12,673 guest rooms located in 29 states. As of December 31, 2020, all but one of these hotels operated under a franchise or license agreement with a national brand owned by one of Hilton Worldwide, Inc., Marriott International, Inc., and Hyatt Hotels Corporation or one of their respective subsidiaries or affiliates.

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

In early March 2020, the Company started to experience the effects of the coronavirus pandemic on its business through softening of demand and revenue weakness across its portfolio triggered by direct guest cancellations at its hotels as well as cancellations of business and industry conventions and meetings in certain of its markets. These conditions significantly worsened over the course of the month and have continued through the remainder of 2020 and into the first quarter of 2021 as the level of overall travel has declined significantly due to concerns about the coronavirus pandemic and actions taken by governments, businesses and other organizations to contain the coronavirus that have included restrictions on travel and the operation of many businesses as well as event cancellations and social distancing measures. The Company saw gradual recovery in occupancy levels at its hotels primarily from leisure travel in the summer and into the fall followed by some slowing of the recovery as an additional wave of the pandemic developed in the late fall. Overall, the number of guests at its hotels remains substantially lower than historical levels due to the ongoing impact of the coronavirus pandemic. The Company anticipates that demand from business travelers will remain muted at least until there has been adequate production and widespread distribution of the recently developed coronavirus vaccines.

The Company anticipates this trend of substantially lower guest demand and revenue across its hotel portfolio will continue and the extent to which the coronavirus pandemic will impact the Company’s financial results will depend on future developments, which are unknown and cannot be predicted, including how long the pandemic continues and its severity, new information which may emerge concerning the coronavirus, the efficacy and acceptance of vaccines or other remedies that have been or may be developed as well as the production and distribution thereof,  actions taken to contain the coronavirus pandemic or its impact, consumer preferences and the duration of governmental and business restrictions on travel, among others. Additional waves of the coronavirus pandemic could lead to new travel restrictions and reductions in economic activity resulting in further disruptions to the Company’s operations and cash flows.

The Company has implemented various property-level cost reduction and other liquidity preservation measures in response to the coronavirus pandemic. These measures have included determining to delay most of the property improvement plans (“PIPs”) required by the Company’s franchisors that had been scheduled for 2020 and all of the PIP projects that has been scheduled for 2021.  During April and May 2020, the Company determined not to make $4.2 million of capital reserve payments due to certain of the Company’s lenders.  The Company discussed its decision not to make capital reserve payments in advance with the lenders and the decisions to delay PIPs and not to make capital reserve payments were made in conjunction with actions taken by the Company’s franchisors temporarily suspending obligations of hotel owners to perform capital improvements and fund capital reserves for at least the remainder of 2020.  The failure to make the capital reserve payments resulted in events of default under the 92-Pack Loans (as defined in Note 5 below) and the Additional Grace Mortgage Loan (as defined in Note 5 below). The Company reached definitive agreements with the lenders under the 92-Pack Loans during June 2020  (which agreements were amended during January 2021 (see Note 17 below)) and with the lender under the Additional Grace Mortgage Loan in August 2020 with respect to forbearance and waiver and deferral of the unpaid capital reserve obligations and certain future capital reserve obligations, as well as certain other relief. With respect to the Additional Grace Mortgage Loan, the Company’s agreement with the lender also includes an extension of the October 2020 maturity date of such loan. In May 2020, the Company extended the maturity of the Term Loan (as defined in Note 5 below) until May 1, 2021 in accordance with the loan’s existing terms. During June 2020, the Company also reached an agreement with the lender under the Hilton Garden Inn Blacksburg Joint Venture Loan (as defined in Note 5 below) to extend the June 2020 maturity date. Deferrals the Company has agreed to with its lenders generally resume previously deferred capital reserve obligations in 2021 and 2022, which could result in greater pressure on the Company’s future cash flows.

As a result of the forbearance and loan modification agreements the Company has entered into with respect to its indebtedness, as well as the periodic debt yield and debt service coverage tests the Company remains subject to under its indebtedness, the Company does not expect that excess cash flows, if any, generated by its properties will be available to the Company for any other purpose for the foreseeable future. Accordingly, the Company will soon require additional liquidity from a source other than property operations, and to date the Company not been able to identify an available source that can satisfy this requirement other than the Brookfield Investor.  Accordingly, the Company has been engaged in ongoing discussions with one of its investors, Brookfield Strategic Real Estate Partners II Hospitality REIT II LLC (the "Brookfield Investor"), regarding strategic and liquidity alternatives.

As part of these ongoing discussions, during December 2020, the Company entered into an amendment (the “December LPA Amendment”) with the Brookfield Investor to the Amended and Restated Agreement of Limited Partnership (as amended, the “A&R LPA”) of the Company’s operating partnership, Hospitality Investors Trust Operating Partnership, L.P. (the “OP”), pursuant to which the cash distribution payable to the Brookfield Investor on December 31, 2020 was converted into a PIK Distribution (as defined below). The objective of the December LPA Amendment was to preserve at least in the short-term the Company’s cash position as it continued discussions with the Brookfield Investor regarding a holistic solution to the Company’s liquidity dilemma, but the December LPA Amendment did not address the Company’s long-term need for additional capital. As the Company’s discussions with the Brookfield Investor have continued during the first quarter of 2021,  the Company believes it has continued to make significant progress towards entering into a definitive and comprehensive agreement on the terms of a series of deleveraging or restructuring transactions (the “Restructuring Transactions”) that would include, among other things, filing pre-packaged Chapter 11 cases under the U.S. Bankruptcy Code in the State of Delaware to implement the Restructuring Transactions pursuant to a plan of reorganization (a “Pre-Packaged Bankruptcy”).

On March 30, 2021, to address the Company’s short-term liquidity needs as the Company’s discussions with the Brookfield Investor regarding the Restructuring Transactions remain ongoing, the Company entered into another amendment to the A&R LPA (the “March LPA Amendment” and, together with the “December LPA Amendment,” the “LPA Amendments”) with the Brookfield Investor pursuant to which the cash distribution payable to the Brookfield Investor with respect to its Class C Units on March 31, 2021 was converted into a PIK Distribution. The Company has also received consent to a Pre-Packaged Bankruptcy from certain of its franchisors.

There can be no assurance, however, that the Company’s discussions with the Brookfield Investor will ultimately lead to a definitive restructuring support agreement (a “Restructuring Support Agreement”) on favorable terms, or at all. Moreover, even if the Company is able to enter into a Restructuring Support Agreement with the Brookfield Investor, the Restructuring Transactions will remain subject to significant conditions, including the Company obtaining consents from all of its lenders, its franchisors and other third parties in interest, and there will still be no assurance the Company will be able to complete the Restructuring Transactions, including a Pre-Packaged Bankruptcy, on their contemplated terms, or at all. A Pre-Packaged Bankruptcy, like any bankruptcy, is expected to place the Company’s stockholders at significant risk of losing all or substantially all of the value of their investment in the Company’s common stock and materially and adversely affect the Company. Furthermore, even if the Company is able to complete the Restructuring Transactions, including a Pre-Packaged Bankruptcy, there can be no assurance that the Company will not once again need additional capital, which may or may not be available on favorable terms, or that the Company will be successful in executing its business plan post-emergence from bankruptcy and achieving its strategic goals.

As part of its investment strategy to continue to pursue the sale of non-core hotels and reallocate capital into other corporate purposes, including debt reduction, the Company commenced marketing for sale a total of 45 hotels during the year ended December 31, 2019. As of December 31, 2020, 43 of these hotels have been sold, the pending sale of one hotel was terminated during October 2020 due to the buyer’s default and the Company was entitled to retain the non-refundable deposit as liquidated damages, and the final hotel was subject to a definitive sale agreement where the buyer had made a non-refundable deposit and closing is scheduled for July 2021.  However, the Company was not able to conclude as of December 31, 2020, that the sale is probable to occur and to close within one year, so the Company has not classified the hotel as held for sale as of December 31, 2020.  See Note 15 - Sale of Hotels and Assets Held for Sale for additional information.

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

Substantially all of the Company’s business is conducted through the OP. On January 12, 2017, the Company, along with the OP, entered into the Securities Purchase, Voting and Standstill Agreement ("SPA") with the Brookfield Investor, to secure a commitment of up to $400 million by the Brookfield Investor to make capital investments in the Company necessary for the Company to meet its short-term and long-term liquidity requirements and obligations by purchasing units of limited partner interest in the OP entitled “Class C Units” (“Class C Units”) through February 2019. Following the final closing pursuant to the SPA on February 27, 2019 (the "Final Closing"), the Brookfield Investor no longer has any obligations or rights to purchase Class C Units pursuant to the SPA or otherwise.

The Brookfield Investor holds all the issued and outstanding Class C Units and the sole issued and outstanding Redeemable Preferred Share (as defined herein), and, as a result, has significant governance and other rights that could be used to control or influence the Company's decisions or actions. As of December 31, 2020, the total liquidation preference of the issued and outstanding Class C Units was $441.4 million. The Class C Units are convertible into units of limited partner interest in the OP entitled “OP Units” (“OP Units”), which may be redeemed for shares of the Company’s common stock or, at the Company’s option, the cash equivalent. As of the date of this Annual Report on Form 10-K, the Brookfield Investor owns or controls 43.4% of the voting power of the Company’s common stock on an as-converted basis (See Note 3 - Brookfield Investment for additional information).

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

During 2019, the Company recorded impairments to goodwill of $0.9 million resulting in a goodwill balance of $9.9 million as of December 31, 2019. The Company recognized goodwill impairment of $3.1 million during the year ended December 31, 2020, resulting in a goodwill balance of $6.8 million as of December 31, 2020. See Note 16 - Impairments for impairment disclosures.

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

Room sales are driven by a fixed fee charged to a hotel guest to stay at the hotel property for an agreed-upon period. A majority of the Company's room reservations are cancellable and the Company transfers promised goods and services to the hotel guest as of the date upon which the hotel guest occupies a room and at the same time earns and recognizes revenue. The Company offers advance purchase reservations that are paid for by the hotel guest in advance and the Company recognizes deferred revenue as a result of such reservations. The Company's obligation to the hotel guest is satisfied as of the date upon which the hotel guest occupies a room. The Company's room revenue accounted for 94.6%, 94.1%, and 94.4% of the Company's total revenue for the years ended December 31, 2020, 2019, and 2018, respectively. Food, beverage, and other revenue are recognized at the point of sale on the date of the transaction as the hotel guest simultaneously obtains control of the good or service.

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

As of December 31, 2020, the Company determined it is more likely than not that the deferred tax assets will not be realized due to cumulative historical and current tax losses, which are negative evidence about the Company’s ability to generate future taxable income. As of December 31, 2020, the Company has recorded a full deferred tax valuation allowance of $8.3 million. The net deferred tax assets are fully offset by the valuation allowance, both are included as part of “Prepaid expenses and other assets” on the Consolidated Balance Sheets and the impact of the valuation allowance in the current period is included as part of the “Income tax expense (benefit)” line item on the Consolidated Statements of Operations and Comprehensive Loss.

GAAP prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. The Company must determine whether it is "more-likely-than-not" that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon settlement in order to determine the amount of benefit to recognize in the financial statements. This accounting standard applies to all tax positions related to income taxes. As of December 31, 2020, the Company's tax years that remain subject to examination by major tax jurisdictions are 2016, 2017, 2018, 2019 and 2020.

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

Until the Final Closing, the Company could have become obligated pursuant to the SPA with the Brookfield Investor to issue additional Class C Units. This obligation was considered a contingent forward contract under ASC section 480 - Distinguishing Liabilities from Equity, and the Company accounted for it as a liability. The Final Closing with the Brookfield Investor occurred on February 27, 2019, and the Brookfield Investor no longer has any obligations or rights to purchase additional Class C Units. The contingent forward liability was extinguished upon the Final Closing, and, accordingly, the Company will not have any such obligations in the future. The Company had no contingent forward liability as of either December 31, 2019 or December 31, 2020 (See Note 11 - Commitments and Contingencies).

Leases

Effective January 1, 2019, the Company adopted ASU 2016-02 Leases, which requires companies to recognize operating leases under GAAP as “right of use assets” (“ROU assets”) and lease liabilities on the balance sheet. The Company has $54.2 million of ROU assets and $48.8 million of lease liabilities as of December 31, 2020 for its operating leases. The Company's below-market lease intangible, net, of $7.0 million is also included in the ROU assets on the Company's Consolidated Balance Sheets as of December 31, 2020. Prior to January 1, 2019, these amounts were recorded in "Below-market lease, net" on the Company's Consolidated Balance Sheet.

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

Operating lease ROU assets and lease liabilities are recognized at the commencement date and are calculated using the present value of future lease payments over the lease term. The discount rate used in the present value calculation is the Company's estimate of its incremental borrowing rate based on the information available at the lease commencement date. ASU 2016-02 did not result in any changes to how operating lease payments are expensed under GAAP, and therefore, the Company's total operating lease payments continue to be expensed on a straight-line basis over the life of the lease commencing upon possession of the property. The amortization of the ROU asset and the accretion of the lease liability are combined in a single line item on the Consolidated Statement of Cash Flows which nets to zero. The below-market lease intangible is based on the difference between the market rent and the contractual rent for the Company’s ground lease obligations and is discounted to a present value using an interest rate reflecting the Company’s assessment of the risk associated with the leases acquired. Acquired lease intangible assets are amortized over the remaining lease term. See Note 4 - Leases for lease disclosures.

Advertising Costs

The Company expenses advertising costs for hotel operations as incurred. These costs were $9.0 million for the year ended December 31, 2020, $21.2 million for the year ended December 31, 2019, and $17.9 million for the year ended December 31, 2018.

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

	December 31, 2020	December 31, 2019
Trade receivables	$4,041	$7,759
Allowance for doubtful accounts	(566)	(447)
Trade receivables, net of allowance	$3,475	$7,312

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

Derivative Transactions

The Company at certain times enters into derivative instruments to hedge exposure to changes in interest rates. The Company’s derivatives as of December 31, 2020, consist of interest rate cap agreements which it believes will help to mitigate its exposure to increasing borrowing costs under floating rate indebtedness, and a variable interest-only bond which it has acquired in connection with the securitization of one of its mortgage loans to effectively reduce its borrowing costs. The Company has elected not to designate its interest rate cap agreements and the variable interest-only bond as cash flow hedges. The impact of the interest rate caps for the year ended December 31, 2020, December 31, 2019 and December 31, 2018, was immaterial to the consolidated financial statements. See Note 5 - Mortgage Notes Payable and Note 10 - Fair Value Measurements for variable interest-only bond disclosures.

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

Class C Units

As of December 31, 2020, the Class C Units reflected on the Consolidated Balance Sheets are reconciled in the following table (in millions):

As of December 31, 2020
Gross Proceeds	$379.7
Less:
Class C Unit issuance costs(1)	$(22.5)
Plus:
PIK Distributions Paid to holders of Class C Units	$61.7
Accretion of carrying value to liquidation preference of Class C Units	$14.7
Change in contingent forward liability	$0.1
Contingently Redeemable Class C Units in operating partnership	$433.7

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

During December 2020, the Company entered into the December LPA Amendment with the Brookfield Investor, the holder of all issued and outstanding Class C Units.  During March 2021, the Company entered into the March LPA Amendment with the Brookfield Investor, the holder of all issued and outstanding Class C Units, which amended and superseded certain terms of the December LPA Amendment. See Note 17 – Subsequent Events. Pursuant to the December LPA Amendment, the cash distribution payable on December 31, 2020 was converted into a PIK Distribution such that, on that date, no cash distribution was paid and the quarterly PIK Distribution paid was at a rate of 12.5% per annum. The December LPA Amendment also provided that, if a definitive agreement among the Company, the OP and the Brookfield Investor relating to the recapitalization of the Company and the OP and/or the Brookfield Investor’s investment therein was not entered into by March 31, 2021, on that date, the OP would be required to redeem 60% of the Class C Units paid as PIK Distributions on December 31, 2020 (i.e., the Class C Units paid in respect of the cash distributions that would have been payable on December 31, 2020 but were converted into a PIK Distribution, as described above) for an amount in cash equal to the liquidation preference of such Class C Units. This required redemption would be subject to certain conditions, including that the OP has Legally Available Funds (as defined in the A&R LPA) and that cash is available to make the payment after taking into account the actual cost of certain capital expenditures and contractual reserves without requiring the incurrence of additional debt, the issuance of additional securities or the consummation of any asset sales.

The number of Class C Units delivered in respect of the PIK Distributions on any distribution payment date will be equal to the number obtained by dividing the amount of PIK Distribution by $14.75.

The Brookfield Investor is also entitled to receive tax distributions under certain limited circumstances. As of December 31, 2020, no tax distributions have been paid.

For the year ended December 31, 2018, the Company paid cash distributions of $12.5 million and PIK Distributions of 564,870.56 Class C Units to the Brookfield Investor, as the sole holder of the Class C Units. For the year ended December 31, 2019, the Company paid cash distributions of $27.8 million and PIK Distributions of 1,255,214.93 Class C Units to the Brookfield Investor, as the sole holder of the Class C Units. For the year ended December 31, 2020, the Company paid cash distributions of $23.8 million and PIK Distributions of 2,002,377.04 Class C Units to the Brookfield Investor, as the sole holder of the Class C Units.

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

HOSPITALITY INVESTORS TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 – Leases

As of December 31, 2020, the Company recorded leases of its hotel properties and its corporate office space lease in ROU assets and lease liabilities on the Company’s Consolidated Balance Sheet. The Company's below-market lease intangible, net, which is attributed to its ground leases is also included in the Company's ROU assets. The Company’s leases have remaining lease terms of three to 45 years. Most leases include one or more options to renew, with renewal terms that can extend the lease term from five to 50 years. One Company lease includes a purchase option. Lease extension and termination options require written notice by the Company in accordance with specific parameters addressed in each individual lease. Certain of the leases require variable lease payments typically based on a percentage of hotel revenue but no less than a minimum base rent. The Company's lease agreements do not contain any material residual value guarantees or material restrictive covenants.

During the year ended December 31, 2020, the Company entered into agreements with three of its ground lease lessors to provide certain rent deferrals because of the negative effect of the coronavirus pandemic on guest demand. Rent deferrals under these agreements continued until February 2021 at the latest. All three rent deferrals were immaterial to the financial statements and the total payments do not result in a substantially different obligation for the Company. In February 2021, the Company defaulted on its Georgia Tech Hotel & Conference Center ground lease and entered into a forbearance agreement with the lenders under the related mortgage indebtedness, and, as a result of our default, the ground lessor has exercised its right to terminate the ground lease, effective as of March 31, 2021.  See Note 17 – Subsequent Events.

During the year ended December 31, 2020 and December 31, 2019, the Company paid rental obligations of $2.8 million and $5.5 million, respectively, which was included in the measurement of lease liabilities and ROU assets. The cash paid is included in operating cash flows on the Company's Statement of Cash Flows.

Supplemental balance sheet information related to the Company's leases was as follows:

	Weighted Average Remaining Lease Term (years)	Weighted Average Discount Rate
December 31, 2020	16.4	6.33%
December 31, 2019	17.5	6.33%

Supplemental income statement information related to the Company's leases was as follows:

	Variable Lease Expense (in thousands)	Rent Expense (in thousands)	Amortization of Below-Market Lease Intangible, net (in thousands)
For the Year Ended December 31, 2020	$297	$3,055	$369
For the Year Ended December 31, 2019	$743	$5,722	$389

Rent expense for the Company’s leases of its hotel properties which includes variable lease payments is recorded in Rent expense on the Consolidated Statement of Operations and Comprehensive Loss. Rent expense for the Company's corporate office space is included in General and administrative expense on the Consolidated Statement of Operations and Comprehensive Loss.

Maturity of Lease Liabilities Analysis as of December 31, 2020 for the Company's operating leases of hotel properties and corporate office space were as follows (in thousands):

	Minimum Rental Commitments	Amortization of Above Market Lease Intangible to Rent Expense	Amortization of Below Market Lease Intangible to Rent Expense	Amortization of Below Market Lease Intangible, net, to Rent Expense
Year ending December 31, 2021	$7,346	$(153)	$522	$369
Year ending December 31, 2022	6,380	(153)	522	369
Year ending December 31, 2023	5,489	(153)	522	369
Year ending December 31, 2024	5,256	(153)	522	369
Year ending December 31, 2025	5,275	(153)	522	369
Thereafter	57,799	(1,415)	6,594	5,179
Total lease payments	$87,545	$(2,180)	$9,204	$7,024
Less: Imputed Interest	38,765
Present value of lease liability	$48,780

HOSPITALITY INVESTORS TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Mortgage Notes Payable

The Company’s mortgage notes payable as of December 31, 2020 and December 31, 2019 consist of the following, respectively (in thousands):

	Outstanding Mortgage Notes Payable
Encumbered Properties	December 31, 2020	December 31, 2019	Interest Rate	Payment	Maturity
Hilton Garden Inn Blacksburg Joint Venture	$9,918	$10,500	4.31%	Interest Only, Principal paid at Maturity(1)	December 2021
92 - Pack Mortgage Loan(2)	707,775	810,370	One-month LIBOR plus 2.14%	Interest Only, Principal paid at Maturity	Nov 2021, subject to three, one year extension rights
92 - Pack Senior Mezzanine Loan	81,352	93,146	One-month LIBOR plus 5.60%	Interest Only, Principal paid at Maturity	Nov 2021, subject to three, one year extension rights
92 - Pack Junior Mezzanine Loan	56,948	65,202	One-month LIBOR plus 8.50%	Interest Only, Principal paid at Maturity	Nov 2021, subject to three, one year extension rights
Additional Grace Mortgage Loan -20 properties in Grace Portfolio and one additional property	232,000	232,000	4.96%	Interest Only, Principal paid at Maturity	October 2022
Term Loan -16 properties	228,850	261,948	One-month LIBOR plus 3.00%	Interest Only, Principal paid at Maturity	May 2021, subject to two, one year extension rights
Total Mortgage Notes Payable	$1,316,843	$1,473,166
Less: Deferred Financing, Net	$7,298	$13,113
Plus: Premium on Variable Interest-Only Bond	$664	$1,388
Total Mortgage Notes Payable, Net	$1,310,209	$1,461,441

(1) Until maturity, any monthly excess cash flows from the property after payment of interest and property operating expenses and certain other amounts will be utilized to prepay the principal balance of the loan.

(2) As a result of asset sale activity, the number of hotel properties serving as collateral for this loan has been reduced to 62 as of December 31, 2020.

HOSPITALITY INVESTORS TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Interest expense related to the Company's mortgage notes payable for the year ended December 31, 2020, for the year ended December 31, 2019, and for the year ended December 31, 2018 was $51.9 million, $81.1 million, and $76.3 million, respectively.

The Company has the right to extend $1,075 million of the $1,085 million of our indebtedness scheduled to mature during 2021, and the Company expects to extend these obligations in accordance with their terms.

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

HOSPITALITY INVESTORS TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

During June 2020, the Company entered into forbearance agreements with the lenders under the 92-Pack Loans. As described in more detail under Note 17 – Subsequent Events, the Company entered into amendments to the forbearance agreements with the lenders under the 92-Pack Loans during January 2021.

Pursuant to the terms of the forbearance agreements in effect prior to these amendments:

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

Additionally, beginning as of June 30, 2020, the Company failed to satisfy the debt yield test for the 92-Pack Loans, and the Company does not anticipate satisfying this test for the foreseeable future. As described in the bullets above and in Note 17 - Subsequent Events, all excess cash flows from the 62 hotel properties that serve as loan collateral will be applied to certain deferred PIP Reserve obligations and FF&E Reserve obligations, until the entire Amended Deferred PIP Amount and deferred FF&E Reserves have been deposited. After this obligation has been met, the Company expects that the failure to satisfy the debt yield test will cause cash flows from the properties financed after debt service, certain property operating expenses and loan reserves to be diverted to the lender, as additional loan collateral until the test has been satisfied or the Company prepays sufficient principal to meet the test. Failure to satisfy the debt yield test is not an event of default under the 92-Pack Loans.

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

 As of December 31, 2020, the Company has sold 30 hotel properties pursuant to these provisions and prepaid approximately $162.2 million of principal under the mortgage loan and approximately $31.7 million of principal under the mezzanine loans, thereby reducing the number of hotel properties serving as collateral under the 92-Pack Loans to 62 hotels.

For the term of the 92-Pack Loans, the Company and the OP are required to maintain, on a consolidated basis, a net worth of (i) $250.0 million (excluding their interest in the hotel properties serving as collateral and excluding accumulated depreciation and amortization) and (ii) $500.0 million (including their interest in the hotel properties serving as collateral but excluding accumulated depreciation and amortization). As of December 31, 2020, the Company was in compliance with this financial covenant.

Variable Interest-Only Bond

During the year ended December 31, 2019, the Company recorded a derivative asset and premium associated with a variable interest-only bond issued as part of the lenders' securitization of the 92-Pack Mortgage Loan and acquired by the Company in connection with such securitization. The interest-only bond was acquired to effectively reduce the Company’s borrowing cost on the 92-Pack Loans. The premium on the interest-only bond is amortized on a straight-line basis over the life of the bond and is included in the Mortgage notes payable on the Company's Consolidated Balance Sheet as of December 31, 2020 and December 31, 2019. The Company values the derivative asset portion of the variable interest-only bond at fair value (See Note 10 - Fair Value Measurements).

Additional Grace Mortgage Loan

A portion of the purchase price of the Grace Portfolio was financed through additional mortgage financing which loan was refinanced during October 2015 (the “Additional Grace Mortgage Loan”). The Additional Grace Mortgage Loan carries a fixed annual interest rate of 4.96% per annum.  The maturity date of the Additional Grace Mortgage Loan was extended until October 6, 2022 pursuant to the August 2020 loan modification agreement described below. Pursuant to the Additional Grace Mortgage Loan, the Company agreed to make periodic payments into an escrow account for the PIPs required by the franchisors, and the Company made the final PIP reserve payment during June 2018. The Company continues to have obligations to make periodic payments into other capital reserves. The Additional Grace Mortgage Loan includes the following financial covenants: minimum consolidated net worth and minimum consolidated liquidity. As of December 31, 2020, the Company was in compliance with these financial covenants.

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

Term Loan

 On April 27, 2017, the Company and the OP, as guarantors, and certain majority-owned subsidiaries of the OP, as borrowers, entered into the Term Loan in an aggregate principal amount of $310.0 million, initially collateralized by 28 of the Company’s hotel properties (each, a “Term Loan Collateral Property”).

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

In connection with a sale or disposition to a third party of an individual Term Loan Collateral Property, such Term Loan Collateral Property may be released from the Term Loan, subject to certain conditions and limitations, by prepayment of a portion of the Term Loan at a release price calculated in accordance with the terms of the Term Loan. As of December 31, 2020, the Company has sold 12 hotel properties pursuant to these provisions and prepaid approximately $56.2 million of principal under the Term Loan, thereby reducing the number of hotel properties serving as collateral under the Term Loan to 16 hotels.

Beginning as of September 30, 2020, the Company also failed to satisfy the debt yield test for the Term Loan, and the Company does not anticipate satisfying this test for the foreseeable future.  Accordingly, the Company expects that any excess cash flows from the 16 hotel properties that serve as collateral for the Term Loan will be diverted to the lender, as additional loan collateral until the test has been satisfied or the Company prepays sufficient principal to meet the test. Failure to satisfy the debt yield test is not an event of default under the Term Loan.

The Term Loan also provides for certain amounts to be deposited into reserve accounts, including with respect to all costs associated with the PIPs required pursuant to the franchise agreements related to the Term Loan Collateral Properties.

For the term of the Term Loan, the Company and the OP are required to maintain, on a consolidated basis, a net worth of $250.0 million (excluding accumulated depreciation and amortization). As of December 31, 2020, the Company was in compliance with this financial covenant.

In February 2021, the Company defaulted on its Georgia Tech Hotel & Conference Center ground lease, the Company’s interest in which serves as Term Loan Collateral Property, and entered into a forbearance agreement with the lenders under the Term Loan, and, as a result of our default, the ground lessor has exercised its right to terminate the ground lease, effective as of March 31, 2021. See Note 17 – Subsequent Events.

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

Interest expense related to the Grace Preferred Equity Interests for the years ended December 31, 2020, December 31, 2019 and December 31, 2018 was zero, $2.7 million and $17.3 million, respectively.

Due to the fact that the Grace Preferred Equity Interests were mandatorily redeemable and certain of their other characteristics, the Grace Preferred Equity Interests were treated as debt in accordance with GAAP.

Note 7 - Accounts Payable and Accrued Expenses

The following is a summary of the components of accounts payable and accrued expenses (in thousands):

	December 31, 2020	December 31, 2019
Trade accounts payable	$8,547	$9,679
Accrued expenses	26,037	44,600
Total	$34,584	$54,279

Note 8 - Common Stock

The Company had 39,082,625 and 39,151,201 shares of common stock outstanding as of each of December 31, 2020 and December 31, 2019, respectively. During the year ended December 31, 2020, an aggregate 83,504 shares of common stock were tendered to the Company pursuant to the settlement of certain litigation.  See Note 11 – Commitments and Contingencies – Litigation below.

Share Repurchase Program

On September 24, 2018, the Company announced that its board of directors had adopted a new share repurchase program (the "SRP"), effective as of October 1, 2018, pursuant to which the Company was offering, subject to certain terms and conditions, liquidity to stockholders by offering to make quarterly repurchases of common stock at a price to be established by the board of directors. In February 2019, the board of directors suspended the SRP. The suspension will remain in effect unless and until the board takes further action to reactivate the SRP, which will not occur prior to the potential filing of a Pre-Packaged Bankruptcy the Company is currently contemplating. Prior to such suspension, the Company repurchased a total of 211,154 shares of common stock pursuant to the SRP for a total purchase price of $1.9 million, including 208,977 shares for a total purchase price of $1.9 million during the quarter and year ended December 31, 2018.

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

Restricted Share Awards

A summary of the Company's restricted share awards for the year ended December 31, 2020 is presented below.

	Number of Shares	Weighted Average Grant Date Fair Value (per share)	Aggregate Intrinsic Value (in thousands)
Non-vested December 31, 2019	10,858	$6.91	$75
Granted	11,976	$5.76	$69
Vested	10,858	$6.91	$75
Forfeitures	—	$—	$—
Non-vested December 31, 2020	11,976	$5.76	$69

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

The compensation expense related to restricted shares for the years ended December 31, 2020, December 31, 2019 and December 31, 2018 was less than $0.1 million. As of December 31, 2020, there was less than $0.1 million of unrecognized compensation expense remaining.

RSU Awards

A summary of the Company's RSU awards for the year ended December 31, 2020 is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value (per share)	Aggregate Intrinsic Value (in thousands)
Non-vested December 31, 2019	383,430	$10.74	$4,118
Granted	411,232	$5.76	$2,369
Vested	135,620	$10.93	$1,482
Forfeited	446	$10.17	$5
Non-vested December 31, 2020	658,596	$7.59	$5,000

Outstanding RSU awards made to the Company’s executive officers and other employees during years prior to 2020 generally will vest annually over a four-year vesting period following the date of grant, subject to continued employment through the vesting date.

Any RSU awards made to the Company’s executive officers during 2020 and thereafter will include a time vesting and performance vesting component.  Fifty percent (50%) of these RSU awards will vest over a three-year period following the date of grant, subject to continued employment through the vesting date, and the remaining fifty percent (50%) of these RSU awards will vest and become payable based on Company performance over a three-year performance period, with the actual number of RSUs payable determined by the Company’s board of directors or compensation committee in its sole discretion based on the achievement of Company performance goals established by the board of directors or compensation committee after consultation with the Company’s chief executive officer, and subject to the executive officer’s continued employment through the vesting date.  Any RSU awards made to the Company’s other employees during 2020 and thereafter will vest annually over a three-year vesting period following the date of grant, subject to continued employment through the vesting date. RSU awards to directors vest on the earlier of the first anniversary of the date of grant or the date of the next annual meeting of the board of directors following the date of grant, subject to the continued service of the applicable director. Vested RSUs may only be settled in shares of common stock and such settlement generally will be on the earliest of (i) in the calendar year in which the third anniversary of each applicable vesting date occurs, (ii) termination of the recipient’s services to the Company and (iii) a change in control event. As of December 31, 2020, the Company anticipates that all unvested RSUs will vest in accordance with their terms.

The compensation expense related to RSUs for the years ended December 31, 2020, December 31, 2019 and December 31, 2018 was approximately $2.0 million, $1.5 million and $1.4 million, respectively. As of December 31, 2020, there was $3.3 million of unrecognized compensation expense remaining.

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

	December 31, 2020
	Carrying Amount	Fair Value
Mortgage notes payable	$1,316,843	$1,319,614
Total	$1,316,843	$1,319,614

HOSPITALITY INVESTORS TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of the mortgage notes payable was determined using the discounted cash flow method and applying current market rates and is classified as level 3 under the fair value hierarchy. Market rates take into consideration general market conditions and maturity.

During the years ended December 31, 2020, December 31, 2019, and December 31, 2018, the Company recorded impairment losses on its hotel properties (See Note 16 - Impairments). The fair value of these hotel properties other than those subject to definitive sales agreements was based on the observable market data which are considered level 2 inputs under the fair value hierarchy and unobservable inputs that reflect the Company's internal assumptions, which are considered level 3 inputs under the fair value hierarchy. For the Company's hotels subject to a definitive sales agreement, fair value was equal to the purchase price in the applicable agreement.

During the year ended December 31, 2019, the Company recorded a derivative asset associated with a variable interest-only bond that the Company acquired in connection with the lenders' securitization of the 92-Pack Mortgage Loan (See Note 5 - Mortgage Notes Payable). As of December 31, 2020, the fair value of the derivative asset was $0.8 million which was based on observable market data which are considered level 2 inputs under the fair value hierarchy.

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

Contingent Forward Liability

Until the Final Closing, the Company could have become obligated pursuant to the SPA with the Brookfield Investor to issue additional Class C Units. This obligation was considered a contingent forward contract under ASC section 480 - Distinguishing Liabilities from Equity, and the Company accounted for it as a liability.  On February 27, 2019, the Company used the proceeds from the concurrent sale of Class C Units to the Brookfield Investor at the Final Closing to redeem the remaining $219.7 million in liquidation value of Grace Preferred Equity Interests, and the Brookfield Investor no longer has any obligations or rights to purchase additional Class C Units. The contingent forward liability was extinguished upon the Final Closing, and, accordingly, the Company will not have any such obligations in the future. The Company had no contingent forward liability as of either December 31, 2019 or December 31, 2020.

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

Holders of Class C Units are entitled to receive, with respect to each Class C Unit, fixed, quarterly cumulative cash distributions at a rate of 7.50% per annum from legally available funds. Holders of Class C Units are also entitled to receive, with respect to each Class C Unit, fixed, quarterly, cumulative PIK Distributions payable in Class C Units at a rate of 5% per annum. As described in more detail under Note 1 – Organization and Note 3 – Brookfield Investment above, during December 2020, the Company entered into the LPA Amendment with the Brookfield Investor, the holder of all issued and outstanding Class C Units.  Pursuant to the LPA Amendment, the cash distribution payable on December 31, 2020 was converted into a PIK Distribution such that, on that date, no cash distribution was paid and the quarterly PIK Distribution paid was at a rate of 12.5% per annum.

For the year ended December 31, 2018, the Company paid cash distributions of $12.5 million and PIK Distributions of 564,870.56 Class C Units to the Brookfield Investor, as the sole holder of the Class C Units. For the year ended December 31, 2019, the Company paid cash distributions of $27.8 million and PIK Distributions of 1,255,214.93 Class C Units to the Brookfield Investor, as the sole holder of the Class C Units. For the year ended December 31, 2020, the Company paid cash distributions of $23.8 million and PIK Distributions of 2,002,377.04 Class C Units to the Brookfield Investor, as the sole holder of the Class C Units.

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

Note 13 - Economic Dependency

 The Company is dependent upon the Brookfield Investor and its affiliates. The Company intends to continue pursuing its investment strategies subject to the Brookfield Approval Rights (See Note 3 - Brookfield Investment).

Note 14 - Income Taxes

The Company elected to be taxed as a REIT under Sections 856 through 860 of the Code commencing with its tax year ended December 31, 2014. In order to continue to qualify as a REIT, the Company must annually distribute to its stockholders 90% of its REIT taxable income (which does not equal net income as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding net capital gain, and must comply with various other organizational and operational requirements. As of December 31, 2020, the REIT has approximately $587.0 million of federal net operating loss ("NOL") carryforwards that may be used in the future to reduce the amount otherwise required to be distributed by the Company to meet REIT requirements. Certain of these NOL carryforwards generated prior to December 31, 2017 will begin to expire after 2034 and any NOL carryforwards from 2018 and after have no expiration date.

HOSPITALITY INVESTORS TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company's taxable REIT subsidiaries ("TRSs") had a combined income (calculated in accordance with GAAP) in 2020. The components of income tax expense for the years ended December 31, 2020, December 31, 2019 and December 31, 2018 are presented in the following table, in thousands.

	Year Ended December 31,
	2020	2019	2018
Current tax (benefit) expense:
Federal	$(1,502)	$459	$288
State	(561)	507	331
Total	$(2,063)	$966	$619

Deferred tax (benefit) expense:
Federal	$8,284	$(3,971)	$(2,089)
State	1,125	(133)	(1,136)
Total	9,409	(4,104)	(3,225)
Total income tax (benefit) expense	$7,346	$(3,138)	$(2,606)

A reconciliation of the statutory federal income tax benefit of the Company's income tax expense is presented in the following table, in thousands.

	Year Ended December 31,
	2020	2019	2018
Statutory federal income tax benefit	$(33,225)	$(34,986)	$(18,618)
Effect of non-taxable REIT loss	33,398	31,598	16,280
State income tax expense, net of federal tax benefit	353	250	(268)
Re-measurement of net deferred tax assets	7,572	—	—
CARES Act federal tax rate benefit	(752)	—	—
Income tax (benefit) expense	$7,346	$(3,138)	$(2,606)

The tax effect of each type of temporary difference and carryforward, that gives rise to the deferred tax assets and liabilities for the year ended December 31, 2020, and December 31, 2019 is presented in the following table, in thousands.

	Year Ended December 31,
	2020	2019
Deferred tax asset:
Goodwill	$1,066	$640
Net operating losses	7,362	9,386
Total Deferred Tax Assets	$8,428	$10,026
Less valuation allowance	(8,307)	(735)
Deferred tax assets, net of valuation allowance	$121	$9,291

Deferred tax liability:
Investments in unconsolidated entities	$(311)	$(43)
Other	19	(10)
Total deferred tax liabilities	(292)	(53)
Net deferred tax (liability) asset	$(171)	$9,238

The net deferred tax liability of $0.2 million is included in "Accounts payable and accrued expenses" on the Company's Consolidated Balance Sheet.

The Company believes that it is more likely than not that the results of future TRS operations will not generate sufficient taxable income in order to realize most of our total deferred tax assets. Therefore, a valuation allowance in the amount of $8.3 million has been recorded as of December 31, 2020 to reflect federal and state deferred tax assets including net operating losses that may not be realized.

There were no material interest or penalties recorded for the years ended December 31, 2020, 2019 and 2018.

As of December 31, 2020, the Company's taxable REIT subsidiaries have $27.9 million of net operating loss carryforwards with no expiration date.

The Company has significant net operating loss (“NOL”) carryforwards for federal and state income tax purposes. It is expected that the Restructuring Transactions, if they are completed, will result in an ownership change for purposes of Section 382, which will severely limit the Company's ability to use its NOLs.

Note 15 - Sale of Hotels and Assets Held for Sale

During the year ended December 31, 2020, the Company completed the sale of 23 hotels for a sales price of $186.0 million, resulting in a net gain of approximately $4.5 million, which is included in gain on sale of assets on the Company’s Consolidated Statement of Operations and Comprehensive Loss. The Company had previously recognized impairment losses on 19 of these hotels in anticipation of their expected sale. These sales generated net proceeds to the Company of approximately $21.3 million, after prepayment of approximately $164.7 million of related mortgage debt obligations and closing costs.

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

Assets Held for Sale

As of December 31, 2020, there was one hotel subject to a definitive sale agreement where the buyer had made a non-refundable deposit and closing is scheduled for July 2021. However, the Company was not able to conclude as of December 31, 2020, that the sale is probable to occur and to close within one year, so the Company has not classified the hotels as held for sale as of December 31, 2020.  During October 2020, the pending sale of one hotel was terminated due to the buyer’s default and the Company was entitled to retain the non-refundable deposit as liquidated damages.

Note 16 - Impairments

Impairments of Long-Lived Assets

      During the year ended December 31, 2020 the Company recorded cumulative impairment losses of $27.6 million on four hotels. The goodwill previously allocated to these properties by the Company had been fully written off as part of impairment of goodwill in prior periods and therefore no further impairment of goodwill was recorded. These hotels were identified for impairment review based on their potential sale, resulting in shorter holding periods. The fair value of these four hotels was equal to the purchase price in their applicable sales agreements. A triggering event occurred as of March 31, 2020 and the year ended December 31, 2020 due to the impact of the coronavirus pandemic on hotel operations. A recoverability test was performed for each hotel, and no impairment was identified.

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

For the Company's hotels subject to a definitive sales agreement, fair value was equal to the purchase price in the applicable agreement. The fair value of the hotel properties not subject to a definitive sales agreement was determined using market and income based methods. The market approach estimates value based on what other purchasers and sellers in the market have agreed to as price for comparable properties. The income approach utilizes assumptions such as discount rates, future cash flow, and capitalization rates. A triggering event occurred as of March 31, 2020 due to the impact of the coronavirus pandemic on hotel operations.

During the year ended December 31, 2020, the Company determined that approximately $3.1 million of goodwill allocated to 12 reporting units for which the fair value using the income based method was less than the carrying amount was impaired. The range of goodwill impairment recorded by each reporting unit was from less than $0.1 million to $0.5 million, with an average impairment of $0.3 million.

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

The goodwill impairment is reflected in impairment of goodwill and long-lived assets on the Company's Consolidated Statement of Operations and Comprehensive Loss for the year ended December 31, 2020, December 31, 2019, and December 31, 2018, respectively.

HOSPITALITY INVESTORS TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17 - Subsequent Events

The Company has evaluated subsequent events through the filing of this Annual Report on Form 10-K, and determined that there have not been any events that have occurred that would require adjustments to disclosures in the accompanying consolidated financial statements, except as set forth below.

Amendments to Forbearance Agreements – 92-Pack Loans

During January 2021, the Company entered into amendments to the forbearance agreements it had previously entered into in June 2020 with the lenders under the 92-Pack Loans. See Note 5 – Mortgage Notes Payable.

Pursuant to the terms of the amendments to forbearance agreements:

●

the Company’s PIP Reserve obligations of $8.3 million in the aggregate, which, pursuant to the June 2020 forbearance agreements, had been deferred and re-scheduled to be made between January 2021 and February 2022, have been further deferred and re-scheduled, such that payments of $500,000 are scheduled to be made in each of April and May of 2021, and the remaining $7.3 million (the “Amended Deferred PIP Amount”) is required to be paid by no later than April 2022;

●

the Company’s monthly capital reserve obligations with respect to repair and replacement of furniture, fixtures and equipment and routine capital expenditures (“FF&E Reserves”), which, pursuant to the June 2020 forbearance agreements, were not required to made for the months of April through December 2020, have been deferred for the months of January, February and March 2021, such that the January through March 2021 payments are required to be made by no later than April 2022; and

●

the Company has agreed to continue to pay all excess cash flows from the 62 hotel properties that serve as loan collateral (after payment of interest on the 92-Pack Loans, property operating expenses and certain other amounts) to the accounts for PIP Reserves and FF&E Reserves with the mortgage lender, with such funds to be applied to future PIP Reserve and FF&E Reserve obligations, until the entire Amended Deferred PIP Amount and deferred FF&E Reserves have been deposited.

The existing events of default under the 92-Pack Loans will continue to exist in full force and effect until the entire Amended Deferred PIP Amount and deferred FF&E Reserves have been deposited and certain other conditions are satisfied, but the lenders have agreed to forbear during that period from collecting default interest and enforcing their rights and remedies under the loan documents as a result of the events of default.

 Georgia Tech Hotel & Conference Center

On February 1, 2021, the Company and the OP, as guarantors, and certain wholly-owned subsidiaries of the OP, as borrowers, entered into a forbearance agreement with the lenders under the Company’s Term Loan.

The Term Loan forbearance agreement relates to the Company’s ground lease (the “Georgia Tech Ground Lease”) for the Georgia Tech Hotel & Conference Center (the “Georgia Tech Hotel”). On January 31, 2021, HIT GA Tech, LLC (“HIT Georgia Tech Lessee”), the subsidiary of the OP that owns the Company’s ground lease interest in the Georgia Tech Hotel, sent a notice to the ground lessor that the HIT Georgia Tech Lessee will discontinue paying ground rent under the Georgia Tech Ground Lease starting with the payment due on February 1, 2021. Also on January 31, 2021, HIT TRS GA Tech, LLC (“HIT Georgia Tech Sublessee”), the subsidiary of the Company that operates the Georgia Tech Hotel, notified Crestline Hotels & Resorts, LLC (“Crestline”), the third party property management company that has been engaged to manage the Georgia Tech Hotel, that neither HIT Georgia Tech Lessee nor HIT Georgia Tech Sublessee intends to continue to support the Georgia Tech Hotel. Hotel operating expenses at the Georgia Tech Hotel have exceeded hotel revenues since the onset of the coronavirus pandemic, and the Company has previously contributed substantial capital to enable the Georgia Tech Hotel to meet its current obligations.  The actions contemplated by these notices constitute defaults of the Georgia Tech Ground Lease by the HIT Georgia Tech Lessee and may constitute defaults of the management agreement between the HIT Georgia Tech Sublessee and Crestline (the “Georgia Tech Management Agreement”), and are expected to result in termination of the HIT Georgia Tech Lessee’s ground lease interest in the Georgia Tech Hotel and forfeiture of any equity in such investment. The ground lessor has declared a default under the Georgia Tech Ground Lease and exercised its right to terminate the Georgia Tech Ground Lease effective as of March 31, 2021.  Crestline has also declared a default under the Georgia Tech Management Agreement.

Pursuant to the Term Loan forbearance agreement, the lenders agreed to forbear from exercising any of their remedies with respect to any loan default that may occur as a result of the default and termination of the Georgia Tech Ground Lease and the Georgia Tech Management Agreement for a period of time commencing on February 1, 2021 and ending on the first to occur of (i) April 30, 2021 and (ii) the date on which a Forbearance Termination Event (as defined in the Term Loan forbearance agreement) occurs.

LPA Amendment

On March 30, 2021, the Company entered into the March LPA Amendment with the Brookfield Investor pursuant to which the cash distribution payable to the Brookfield Investor with respect to its Class C Units on March 31, 2021 was converted into a PIK Distribution such that, on that date, no cash distribution will be paid and the quarterly PIK Distribution paid will be at a rate of 12.5% per annum.

The March LPA Amendment also defers the obligation under the December LPA Amendment that would have required the Company to redeem, on March 31, 2021, 60% of the Class C Units paid as PIK Distributions on December 31, 2020. Pursuant to the March LPA Amendment, if a Restructuring Support Agreement is not entered into by April 30, 2021 (or if a Restructuring Support Agreement is entered into and then terminated), on that date, the OP will be required to redeem 60% of the Class C Units paid as PIK Distributions on December 31, 2020 and March 31, 2021 (i.e., the Class C Units paid in respect of the cash distributions that would have been payable on December 31, 2020 and March 31, 2021 but were instead converted into PIK Distributions) for an amount in cash equal to the liquidation preference of such Class C Units. The required redemption is subject to certain conditions (which are identical to those that would have applied to  the Class C Units paid as PIK Distributions on December 31, 2020 under the December LPA Amendment) including that the OP has Legally Available Funds (as defined in the A&R LPA) and that cash is available to make the payment after taking into account the actual cost of certain capital expenditures and contractual reserves without requiring the incurrence of additional debt, the issuance of additional securities or the consummation of any asset sales.

HOSPITALITY INVESTORS TRUST, INC.

Real Estate and Accumulated Depreciation

Schedule III

December 31, 2020

(dollar amounts in thousands)

				Initial Cost		Subsequent Costs Capitalized		Gross Amount at December 31, 2020 (1)
Property	U.S. State or Country	Acquisition Date	Debt at December 31, 2020	Land	Building and Improvements	Land	Building and Improvements	Land	Building and Improvements	Total	Accumulated Depreciation (2)
Courtyard Baltimore Downtown Inner Harbor	MD	2014	(22,250)	4,961	34,343	—	2	4,961	34,345	39,306	(5,905)
Hilton Garden Inn Blacksburg	VA	2014/2015	(9,918)	—	14,107	—	1,337	—	15,444	15,444	(2,318)
Georgia Tech Hotel and Conference Center	GA	2014	(9,806)	—	—	—	—	—	—	—	—
Homewood Suites Stratford	CT	2014	(12,500)	2,377	13,875	—	1,715	2,377	15,590	17,967	(3,204)
Courtyard Providence Downtown	VA	2014	(32,667)	4,724	29,388	—	1,255	4,724	30,643	35,367	(5,563)
Westin Virginia Beach Town Center	RI	2014	—	—	—	—	—	—	—	—	—
Courtyard Louisville Downtown	KY	2015	(27,334)	3,727	33,543	—	3,263	3,727	36,806	40,533	(5,487)
Embassy Suites Orlando International Drive Jamaican Court	FL	2015	(35,253)	2,356	23,646	(4)	1,778	2,352	25,424	27,776	(4,563)
Fairfield Inn & Suites Atlanta Vinings	GA	2015	(11,000)	1,394	8,968	—	2,087	1,394	11,055	12,449	(2,408)
Homewood Suites Chicago Downtown	IL	2015	(46,335)	15,314	73,248	4	6,014	15,318	79,262	94,580	(14,084)
Hyatt Place Albuquerque Uptown	NM	2015	(16,084)	987	16,386	(1)	1,206	986	17,592	18,578	(2,925)
Hyatt Place Memphis Wolfchase Galleria	TN	2015	(9,417)	971	14,505	2	1,709	973	16,214	17,187	(2,571)
Hyatt Place Miami Airport West Doral	FL	2015	(15,084)	2,634	17,897	1	1,898	2,635	19,795	22,430	(3,205)
Hyatt Place Nashville Franklin Cool Springs	TN	2015	(12,417)	2,201	15,003	1	1,804	2,202	16,807	19,009	(2,835)
Hyatt Place Tampa Airport Westshore	FL	2015	(15,750)	3,329	15,710	(5)	1,256	3,324	16,966	20,290	(2,853)
Residence Inn Lexington South Hamburg Place	KY	2015	(10,167)	2,044	13,313	—	2,022	2,044	15,335	17,379	(2,776)
SpringHill Suites Lexington Near The University Of Kentucky	KY	2015	(12,667)	3,321	13,064	—	2,018	3,321	15,082	18,403	(2,471)
Hampton Inn Albany Wolf Road Airport	NY	2015	(12,084)	1,717	16,572	(424)	(4,103)	1,293	12,469	13,762	(344)
Hampton Inn Baltimore Glen Burnie	MD	2015	(2,471)	—	5,438	—	1,391	—	6,829	6,829	(2,604)
Hampton Inn Beckley	WV	2015	(10,667)	857	13,670	—	1,879	857	15,549	16,406	(2,428)
Hampton Inn Birmingham Mountain Brook	AL	2015	(5,113)	—	9,863	—	2,028	—	11,891	11,891	(1,903)
Hampton Inn Boca Raton	FL	2015	(11,167)	2,027	10,420	—	1,916	2,027	12,336	14,363	(2,135)
Hampton Inn Boca Raton Deerfield Beach	FL	2015	(9,000)	2,781	9,338	—	136	2,781	9,474	12,255	(1,539)

HOSPITALITY INVESTORS TRUST, INC.

Real Estate and Accumulated Depreciation

Schedule III

December 31, 2020

(dollar amounts in thousands)

Hampton Inn Detroit Madison Heights South Troy	MI	2015	(9,834)	1,950	11,834	—	1,072	1,950	12,906	14,856	(2,092)
Hampton Inn Memphis Poplar	TN	2015	(11,084)	2,168	10,618	—	1,639	2,168	12,257	14,425	(2,063)
Hampton Inn Norfolk Naval Base	VA	2015	(5,917)	—	6,873	—	2,013	—	8,886	8,886	(2,349)
Hampton Inn Palm Beach Gardens	FL	2015	(19,250)	3,253	17,724	—	1,503	3,253	19,227	22,480	(2,990)
Hampton Inn Scranton @ Montage Mountain	PA	2015	(7,834)	754	11,174	(123)	(2,171)	631	9,003	9,634	(232)
Hampton Inn State College	PA	2015	(12,667)	2,509	9,359	—	2,000	2,509	11,359	13,868	(2,044)
Hampton Inn West Palm Beach Florida Turnpike	FL	2015	(16,584)	2,008	13,636	—	60	2,008	13,696	15,704	(2,154)
Homewood Suites Hartford Windsor Locks	CT	2015	(10,225)	3,072	8,996	—	3,713	3,072	12,709	15,781	(2,919)
Homewood Suites Phoenix Biltmore	AZ	2015	(17,750)	—	23,722	—	2,344	—	26,066	26,066	(4,261)
Hampton Inn & Suites Boynton Beach	FL	2015	(26,084)	1,393	24,759	—	2,113	1,393	26,872	28,265	(4,165)
Courtyard Athens Downtown	GA	2015	(8,258)	3,201	7,305	—	1,963	3,201	9,268	12,469	(1,565)
Courtyard Knoxville Cedar Bluff	TN	2015	(5,955)	1,289	8,556	—	1,382	1,289	9,938	11,227	(1,777)
Courtyard Orlando Altamonte Springs Maitland	FL	2015	(12,500)	1,716	11,463	—	1,749	1,716	13,212	14,928	(1,842)
Courtyard Sarasota Bradenton	FL	2015	(9,000)	1,928	8,334	—	1,864	1,928	10,198	12,126	(1,716)
Courtyard Tallahassee North I 10 Capital Circle	FL	2015	(9,750)	2,767	9,254	—	1,222	2,767	10,476	13,243	(1,682)
Residence Inn Chattanooga Downtown	TN	2015	(13,417)	1,142	10,112	—	1,415	1,142	11,527	12,669	(1,970)
Residence Inn Fort Myers	FL	2015	(10,500)	1,372	8,765	—	1,941	1,372	10,706	12,078	(1,809)
Residence Inn Knoxville Cedar Bluff	TN	2015	(8,834)	1,474	9,580	—	2,056	1,474	11,636	13,110	(2,026)
Residence Inn Macon	GA	2015	(4,424)	1,046	5,381	—	1,633	1,046	7,014	8,060	(1,687)
Residence Inn Sarasota Bradenton	FL	2015	(9,417)	2,138	9,118	—	2,228	2,138	11,346	13,484	(1,873)
Residence Inn Savannah Midtown	GA	2015	(8,417)	1,106	9,349	—	1,775	1,106	11,124	12,230	(1,933)
Residence Inn Tallahassee North I 10 Capital Circle	FL	2015	(9,750)	1,349	9,983	—	1,821	1,349	11,804	13,153	(2,108)
Residence Inn Tampa North I 75 Fletcher	FL	2015	(11,084)	1,251	8,174	—	2,248	1,251	10,422	11,673	(1,816)
Residence Inn Tampa Sabal Park Brandon	FL	2015	(15,667)	1,773	10,830	—	2,810	1,773	13,640	15,413	(2,289)
Courtyard Jacksonville Airport Northeast	FL	2015	(7,333)	1,783	5,459	—	1,461	1,783	6,920	8,703	(1,799)

HOSPITALITY INVESTORS TRUST, INC.

Real Estate and Accumulated Depreciation

Schedule III

December 31, 2020

(dollar amounts in thousands)

Hampton Inn & Suites Nashville Franklin Cool Springs	TN	2015	(14,750)	2,526	16,985	—	1,851	2,526	18,836	21,362	(3,029)
Hampton Inn Boston Peabody	MA	2015	(13,917)	3,008	11,846	—	1,403	3,008	13,249	16,257	(2,311)
Hampton Inn Grand Rapids North	MI	2015	(9,917)	2,191	11,502	—	1,454	2,191	12,956	15,147	(2,244)
Homewood Suites Boston Peabody	MA	2015	(9,500)	2,508	8,654	—	2,908	2,508	11,562	14,070	(2,856)
Hyatt Place Las Vegas	NV	2015	(19,167)	2,902	17,419	—	1,733	2,902	19,152	22,054	(3,474)
Hyatt Place Minneapolis Airport South	MN	2015	(11,250)	2,519	11,810	—	1,259	2,519	13,069	15,588	(2,253)
Residence Inn Boise Downtown	ID	2015	(12,500)	1,776	10,203	—	4,791	1,776	14,994	16,770	(3,112)
SpringHill Suites Grand Rapids North	MI	2015	(9,000)	1,063	9,312	—	1,895	1,063	11,207	12,270	(1,837)
Courtyard Asheville	NC	2015	(12,167)	2,236	10,290	—	1,396	2,236	11,686	13,922	(1,880)
Courtyard Dallas Market Center	TX	2015	(14,500)	—	19,768	—	2,570	—	22,338	22,338	(3,848)
Fairfield Inn & Suites Dallas Market Center	TX	2015	(7,023)	1,550	7,236	1	241	1,551	7,477	9,028	(1,170)
Hilton Garden Inn Austin Round Rock	TX	2015	(9,250)	2,797	10,920	2	2,477	2,799	13,397	16,196	(2,463)
Residence Inn Los Angeles Airport El Segundo	CA	2015	(41,003)	16,416	21,618	13	1,857	16,429	23,475	39,904	(3,941)
Residence Inn San Diego Rancho Bernardo Scripps Poway	CA	2015	(19,917)	5,261	18,677	—	3,146	5,261	21,823	27,084	(3,321)
SpringHill Suites Austin Round Rock	TX	2015	(5,000)	2,196	8,305	(1)	2,662	2,195	10,967	13,162	(1,891)
SpringHill Suites San Diego Rancho Bernardo Scripps Poway	CA	2015	(21,417)	3,905	16,999	(3)	3,363	3,902	20,362	24,264	(3,234)
Hampton Inn Charlotte Gastonia	NC	2015	(9,084)	1,357	10,073	—	1,968	1,357	12,041	13,398	(1,972)
Homewood Suites San Antonio Northwest	TX	2015	(8,250)	1,998	13,060	—	4,081	1,998	17,141	19,139	(3,529)
Courtyard Dalton	GA	2015	(5,900)	676	8,241	1	2,006	677	10,247	10,924	(1,888)
Hampton Inn Orlando International Drive Convention Center	FL	2015	(11,150)	1,183	14,899	—	4,411	1,183	19,310	20,493	(2,956)
Hilton Garden Inn Albuquerque North Rio Rancho	NM	2015	(7,200)	1,141	9,818	1	3,015	1,142	12,833	13,975	(1,995)
Homewood Suites Orlando International Drive Convention Center	FL	2015	(18,350)	2,182	26,507	5	1,086	2,187	27,593	29,780	(4,264)
Hampton Inn Chicago Naperville	IL	2015	(7,300)	1,363	9,460	—	1,197	1,363	10,657	12,020	(1,999)
Hampton Inn Indianapolis Northeast Castleton	IN	2015	(9,050)	1,587	8,144	—	55	1,587	8,199	9,786	(1,932)
Hampton Inn Knoxville Airport	TN	2015	(4,950)	1,033	5,898	—	8	1,033	5,906	6,939	(1,314)

HOSPITALITY INVESTORS TRUST, INC.

Real Estate and Accumulated Depreciation

Schedule III

December 31, 2020

(dollar amounts in thousands)

Hampton Inn Milford	CT	2015	(2,700)	1,652	5,060	—	2,675	1,652	7,735	9,387	(1,904)
Homewood Suites Augusta	GA	2015	(4,850)	874	8,225	—	1,752	874	9,977	10,851	(1,934)
Homewood Suites Seattle Downtown	WA	2015	(42,100)	12,580	41,011	—	4,698	12,580	45,709	58,289	(7,192)
Hampton Inn Champaign Urbana	IL	2015	(12,400)	2,206	17,451	(21)	49	2,185	17,500	19,685	(2,688)
Hampton Inn East Lansing	MI	2015	(8,000)	3,219	10,101	—	936	3,219	11,037	14,256	(1,822)
Hilton Garden Inn Louisville East	KY	2015	(11,450)	1,022	16,350	1	2,541	1,023	18,891	19,914	(2,841)
Residence Inn Jacksonville Airport	FL	2015	(4,500)	1,451	6,423	—	2,289	1,451	8,712	10,163	(2,027)
TownePlace Suites Savannah Midtown	GA	2015	(8,500)	1,502	7,827	—	1,893	1,502	9,720	11,222	(1,616)
Courtyard Houston I 10 West Energy Corridor	TX	2015	(13,500)	10,444	20,710	6	2,823	10,450	23,533	33,983	(4,163)
Courtyard San Diego Carlsbad	CA	2015	(14,600)	5,080	14,007	9	45	5,089	14,052	19,141	(2,308)
Hampton Inn Austin North @ IH 35 & Highway 183	TX	2015	(11,000)	1,774	9,798	(8)	1,648	1,766	11,446	13,212	(1,818)
SpringHill Suites Asheville	NC	2015	(11,500)	2,149	9,930	—	1,513	2,149	11,443	13,592	(1,838)
Hampton Inn College Station	TX	2015	(10,500)	3,305	10,523	(2,839)	(9,187)	466	1,336	1,802	(47)
Courtyard Flagstaff	AZ	2015	(24,028)	5,258	24,313	—	2,065	5,258	26,378	31,636	(3,947)
DoubleTree Baton Rouge	LA	2015	(13,561)	1,497	14,777	—	1,218	1,497	15,995	17,492	(3,022)
Hampton Inn Medford	OR	2015	(8,887)	1,245	10,353	—	107	1,245	10,460	11,705	(1,554)
Hampton Inn Fort Wayne Southwest	IN	2015	(10,138)	1,242	10,511	—	373	1,242	10,884	12,126	(1,862)
Hampton Inn & Suites El Paso Airport	TX	2015	(12,639)	1,641	18,733	—	34	1,641	18,767	20,408	(3,001)
Residence Inn Fort Wayne Southwest	IN	2015	(10,270)	1,267	12,136	—	191	1,267	12,327	13,594	(1,831)
SpringHill Suites Flagstaff	AZ	2015	(14,459)	1,641	14,283	—	1,183	1,641	15,466	17,107	(2,586)
Courtyard Columbus Downtown	OH	2015	(17,708)	2,367	25,191	—	382	2,367	25,573	27,940	(3,449)
Hilton Garden Inn Monterey	CA	2015	(28,779)	6,110	27,713	—	15	6,110	27,728	33,838	(5,011)
Hyatt House Atlanta Cobb Galleria	GA	2015	(15,536)	4,386	22,777	—	11	4,386	22,788	27,174	(3,161)
Fairfield Inn & Suites Denver Airport	CO	2016	(14,351)	1,429	15,675	—	2,331	1,429	18,006	19,435	(2,485)

HOSPITALITY INVESTORS TRUST, INC.

Real Estate and Accumulated Depreciation

Schedule III

December 31, 2020

(dollar amounts in thousands)

SpringHill Suites Denver Airport	CO	2016	(11,356)	941	10,870	—	1,450	941	12,320	13,261	(1,944)
Fairfield Inn & Suites Seattle Bellevue	WA	2016	(19,559)	18,769	14,182	—	1,820	18,769	16,002	34,771	(2,561)
Hilton Garden Inn Fort Collins	CO	2016	(12,310)	1,331	17,606	—	213	1,331	17,819	19,150	(2,617)
Residence Inn Germantown	TN	2017	(5,464)	1,326	6,784	—	24	1,326	6,808	8,134	(735)
			(1,316,843)	263,246	1,413,619	(3,382)	152,390	259,864	1,566,009	1,825,873	(263,961)

___________________________________

(1)	The tax basis of aggregate land, buildings and improvements as of December 31, 2020 is $1,657,439,790 (unaudited).
(2)	Each of the properties has a depreciable life of: up to 40 years for buildings, up to 15 years for improvements.

HOSPITALITY INVESTORS TRUST, INC.

Real Estate and Accumulated Depreciation

Schedule III

December 31, 2020

(dollar amounts in thousands)

A summary of activity for real estate and accumulated depreciation for the years ended December 31, 2018 to December 31, 2020:

	2020	2019	2018
Land, buildings and improvements, at cost:
Balance at January 1	1,872,599	2,285,477	$2,263,047
Additions:
Capital improvements	206	12,065	52,290
Deductions:
Held for Sale	(46,932)	(406,371)	—
Dispositions	—	(226)	—
Impairment of depreciable assets	—	(18,346)	(29,860)
Balance at December 31	$1,825,873	$1,872,599	$2,285,477

Accumulated depreciation and amortization:
Balance at January 1	(218,266)	(203,990)	$(147,328)
Depreciation expense	(51,656)	(60,654)	(61,651)
Accumulated depreciation:
Held for Sale	5,961	43,348	—
Dispositions and other	—	3,030	4,989
Balance at December 31	$(263,961)	$(218,266)	$(203,990)