Form 10-Q
period 2021-03-31
Hospitality Investors Trust, Inc.
filed 2021-05-14
CIK 1583077

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

The number of shares of the registrant's common stock, $0.01 par value, outstanding as of May 1, 2021 was 39,082,625.

		Page
PART I
Item 1.	Financial Statements	1
	Consolidated Balance Sheets as of March 31, 2021 (Unaudited) and December 31, 2020	1
	Consolidated Statements of Operations and Comprehensive Loss (Unaudited) for the Three Months Ended March 31, 2021 and the Three Months Ended March 31, 2020	2
	Consolidated Statement of Changes in Equity (Deficit) (Unaudited) for the Three Months Ended March 31, 2021 and the Three Months Ended March 31, 2020	3
	Consolidated Statements of Cash Flows (Unaudited) for the Three Months Ended March 31, 2021 and the Three Months Ended March 31, 2020	4
	Notes to Consolidated Financial Statements (Unaudited)	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	26
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	42
Item 4.	Controls and Procedures	42
PART II
Item 1.	Legal Proceedings	43
Item 1A.	Risk Factors	44
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	44
Item 3.	Defaults Upon Senior Securities	44
Item 4.	Mine Safety Disclosures	44
Item 5.	Other Information	44
Item 6.	Exhibits	45
Signatures		46

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

HOSPITALITY INVESTORS TRUST, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except for share and per share data)

	March 31, 2021	December 31, 2020
	(unaudited)
ASSETS
Real estate investments:
Land	$259,828	$259,864
Buildings and improvements	1,567,349	1,566,009
Furniture, fixtures and equipment	146,171	157,585
Total real estate investments	1,973,348	1,983,458
Less: accumulated depreciation and amortization	(379,043)	(372,445)
Total real estate investments, net	1,594,305	1,611,013
Cash and cash equivalents	28,297	48,441
Restricted cash	38,321	34,633
Investments in unconsolidated entities	2,644	2,789
Right of use assets	11,853	54,223
Prepaid expenses and other assets	20,908	18,261
Goodwill	5,539	6,786
Total Assets	$1,701,867	$1,776,146

LIABILITIES, NON-CONTROLLING INTEREST AND EQUITY
Mortgage notes payable, net	$1,310,534	$1,310,209
Accounts payable and accrued expenses	38,005	34,584
Lease liabilities	11,884	48,780
Total Liabilities	$1,360,423	$1,393,573

Commitments and Contingencies
Contingently Redeemable Class C Units in operating partnership; 30,858,435 and 29,923,331 units issued and outstanding, respectively ($455,162 and $441,369 liquidation preference, respectively)	448,925	433,653

Stockholders' Equity (Deficit)
Preferred stock, $0.01 par value, 50,000,000 shares authorized, one share issued and outstanding	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized, 39,082,625 shares issued and outstanding	391	391
Additional paid-in capital	874,551	873,982
Deficit	(984,438)	(927,600)
Total equity (deficit) of Hospitality Investors Trust, Inc. stockholders	(109,496)	(53,227)
Non-controlling interests	2,015	2,147
Total Equity (Deficit)	$(107,481)	$(51,080)
Total Liabilities, Contingently Redeemable Class C Units, and Stockholders' Equity (Deficit)	$1,701,867	$1,776,146

The accompanying notes are an integral part of these statements.

HOSPITALITY INVESTORS TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except for share and per share data)

(Unaudited)

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Revenues
Rooms	$58,079	$96,102
Food and beverage	454	3,565
Other	2,057	3,544
Total revenue	60,590	103,211
Operating expenses
Rooms	15,695	27,193
Food and beverage	381	3,290
Management fees	1,655	2,801
Other property-level operating expenses	34,251	49,555
Transaction related costs	511	15
General and administrative	7,063	5,799
Depreciation and amortization	19,161	22,617
Impairment of goodwill and long-lived assets	6,676	30,675
Rent	4,142	1,577
Total operating expenses	89,535	143,522
Gain on sale of assets, net	18	4,172
Operating loss	$(28,927)	$(36,139)
Interest expense	(12,759)	(18,040)
Other income	133	419
Equity in (loss) earnings of unconsolidated entities	(145)	(89)
Total other expenses, net	(12,771)	(17,710)
Loss before taxes	$(41,698)	$(53,849)
Income tax benefit	—	(1,276)
Net loss and comprehensive loss	$(41,698)	$(52,573)
Less: Net loss attributable to non-controlling interest	(132)	(115)
Net loss before dividends and accretion	$(41,566)	$(52,458)
Dividends on Class C Units (cash and PIK)	(13,793)	(13,012)
Accretion of Class C Units	(1,479)	(1,359)
Net loss attributable to common stockholders	$(56,838)	$(66,829)

Basic and Diluted net loss attributable to common stockholders per common share	$(1.45)	$(1.71)

Basic and Diluted weighted average shares of common stock outstanding	39,082,626	39,140,345

The accompanying notes are an integral part of these statements.

HOSPITALITY INVESTORS TRUST, INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (DEFICIT)

(In thousands, except for share data)

(Unaudited)

	Three-Month Period Ended March 31, 2021
	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Deficit	Total Equity (Deficit) of Hospitality Investors Trust, Inc. Stockholders	Non-controlling Interest	Total Non-Controlling Interests and Equity (Deficit)
December 31, 2020	39,082,625	$391	$873,982	$(927,600)	$(53,227)	$2,147	$(51,080)
Net loss before dividends and accretion	—	—	—	(41,566)	(41,566)	—	(41,566)
Net loss attributable to non-controlling interest	—	—	—	—	—	(132)	(132)
Accretion on Class C Units	—	—	—	(1,479)	(1,479)	—	(1,479)
PIK distributions on Class C Units	—	—	—	(13,793)	(13,793)	—	(13,793)
Share-based payments	—	—	569	—	569	—	569
March 31, 2021	39,082,625	$391	$874,551	$(984,438)	$(109,496)	$2,015	$(107,481)

	Three-Month Period Ended March 31, 2020
	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Deficit	Total Equity of Hospitality Investors Trust, Inc. Stockholders	Non-controlling Interest	Total Non-controlling Interest and Equity
December 31, 2019	39,151,201	$392	$871,714	$(703,611)	$168,495	$2,275	$170,770
Net loss before dividends and accretion	—	—	—	(52,458)	(52,458)	—	(52,458)
Net loss attributable to non-controlling interest	—	—	—	—	—	(115)	(115)
Cash distributions on Class C Units	—	—	—	(7,807)	(7,807)	—	(7,807)
Accretion on Class C Units	—	—	—	(1,359)	(1,359)	—	(1,359)
PIK distributions on Class C Units	—	—	—	(5,205)	(5,205)	—	(5,205)
Share-based payments	—	—	348	—	348	—	348
March 31, 2020	39,151,201	$392	$872,062	$(770,440)	$102,014	$2,160	$104,174

The accompanying notes are an integral part of these statements.

HOSPITALITY INVESTORS TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Cash flows from operating activities:
Net loss	$(41,698)	$(52,573)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	19,161	22,617
Impairment of goodwill and long-lived assets	6,676	30,675
Amortization and write-off of deferred financing costs	1,771	2,979
Other adjustments, net	716	(3,429)
Changes in assets and liabilities:
Prepaid expenses and other assets	(2,828)	2,896
Accounts payable and accrued expenses	3,403	(18,936)
Net cash used in operating activities	$(12,799)	$(15,771)

Cash flows from investing activities:
Real estate investment improvements and purchases of property and equipment	(2,446)	(2,622)
Proceeds from sale of hotels, net	—	165,860
Other adjustments, net	54	—
Net cash (used in) provided by investing activities	$(2,392)	$163,238

Cash flows from financing activities:
Dividends/Distributions paid	—	(7,807)
Payments of mortgage notes payable	(1,265)	(144,646)
Net cash used in financing activities	$(1,265)	$(152,453)

Net change in cash and cash equivalents and restricted cash	(16,456)	(4,986)
Cash and cash equivalents and restricted cash, beginning of period	83,074	144,620
Cash and cash equivalents and restricted cash, end of period	$66,618	$139,634

HOSPITALITY INVESTORS TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Supplemental disclosure of cash flow information:
Interest paid	$10,582	$16,205
Income taxes paid, net	$(18)	$15
Non-cash investing and financing activities:
Accretion of Class C Units	$(1,479)	$(1,359)
PIK accrual on Class C Units	$(13,793)	$(5,205)
Real estate investment improvements and purchases of property and equipment in accounts payable and accrued expenses	$508	$1,164

The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

(Unaudited)

Note 1 - Organization

Hospitality Investors Trust, Inc. (the "Company"), incorporated on July 25, 2013, is a self-managed real estate investment trust ("REIT") that invests primarily in premium-branded select-service lodging properties in the United States. As of March 31, 2021, the Company owns or has an interest in a total of 100 hotels with a total of 12,421 guest rooms located in 29 states. As of March 31, 2021, all of these hotels operated under a franchise or license agreement with a national brand owned by one of Hilton Worldwide, Inc., Marriott International, Inc., and Hyatt Hotels Corporation or one of their respective subsidiaries or affiliates.

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

In early March 2020, the Company started to experience the effects of the coronavirus pandemic on its business through softening of demand and revenue weakness across its portfolio triggered by direct guest cancellations at its hotels as well as cancellations of business and industry conventions and meetings in certain of its markets. These conditions significantly worsened over the course of the month and continued through the remainder of 2020 and into the first and second quarters of 2021 as the level of overall travel has declined significantly due to concerns about the coronavirus pandemic and actions taken by governments, businesses and other organizations to contain the coronavirus that have included restrictions on travel and the operation of many businesses as well as event cancellations, capacity limits and social distancing measures. The Company saw gradual recovery in occupancy levels at its hotels primarily from leisure travel in the summer and into the fall of 2020 followed by some slowing of the recovery as an additional wave of the pandemic developed in the late fall. As the newly developed vaccines were made more widely available during the first quarter of 2021, occupancy levels have continued to gradually improve. Overall, the number of guests at its hotels remains significantly lower than historical levels due to the ongoing impact of the coronavirus pandemic. The Company anticipates that demand from business travelers will remain muted at least until there has been adequate production and widespread distribution of the recently developed coronavirus vaccines, broader lifting of travel restrictions by businesses and governments and wider re-establishment of consumer confidence in the safety of travel.

The Company anticipates this trend of significantly lower guest demand and revenue across its hotel portfolio will continue and the extent to which the coronavirus pandemic will impact the Company’s financial results will depend on future developments, which are unknown and cannot be predicted, including how long the pandemic continues and its severity, new information which may emerge concerning the coronavirus, the efficacy and acceptance of vaccines or other remedies that have been or may be developed as well as the production and distribution thereof,  actions taken to contain the coronavirus pandemic or its impact, consumer preferences and the duration of governmental and business restrictions on travel, among others. Additional waves of the coronavirus pandemic could lead to new travel restrictions and reductions in economic activity resulting in further disruptions to the Company’s operations and cash flows.

The Company has implemented various property-level cost reduction and other liquidity preservation measures in response to the coronavirus pandemic. These measures have included determining to delay most of the property improvement plans (“PIPs”) required by the Company’s franchisors that had been scheduled for 2020 and all of the PIP projects that has been scheduled for 2021.  During April and May 2020, the Company determined not to make $4.2 million of capital reserve payments due to certain of the Company’s lenders.  The Company discussed its decision not to make capital reserve payments in advance with the lenders and the decisions to delay PIPs and not to make capital reserve payments were made in conjunction with actions taken by the Company’s franchisors temporarily suspending obligations of hotel owners to perform capital improvements and fund capital reserves for at least the remainder of 2020.  The failure to make the capital reserve payments resulted in events of default under the 92-Pack Loans (as defined in Note 5 below) and the Additional Grace Mortgage Loan (as defined in Note 5 below). The Company reached definitive agreements with the lenders under the 92-Pack Loans during June 2020  (which agreements were amended during January 2021 (see Note 5 below)) and with the lender under the Additional Grace Mortgage Loan in August 2020 with respect to forbearance and waiver and deferral of the unpaid capital reserve obligations and certain future capital reserve obligations, as well as certain other relief. With respect to the Additional Grace Mortgage Loan, the Company’s agreement with the lender also includes an extension of the October 2020 maturity date of such loan. In May 2020, the Company extended the maturity of the Term Loan (as defined in Note 5 below) until May 1, 2021, and, in May 2021, the maturity date was further extended until May 1, 2022, in accordance with the loan’s existing terms. During June 2020, the Company also reached an agreement with the lender under the Hilton Garden Inn Blacksburg Joint Venture Loan (as defined in Note 5 below) to extend the June 2020 maturity date. Deferrals the Company has agreed to with its lenders generally resume previously deferred capital reserve obligations in 2021 and 2022, which could result in greater pressure on the Company’s future cash flows.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)

As part of these ongoing discussions, during December 2020, the Company entered into an amendment (the “December LPA Amendment”) with the Brookfield Investor to the Amended and Restated Agreement of Limited Partnership (as amended, the “A&R LPA”) of the Company’s operating partnership, Hospitality Investors Trust Operating Partnership, L.P. (the “OP”), pursuant to which the cash distribution payable to the Brookfield Investor on December 31, 2020 was converted into a PIK Distribution (as defined below). On March 30, 2021, the Company entered into another amendment to the A&R LPA (the “March LPA Amendment”) with the Brookfield Investor pursuant to which the cash distribution payable to the Brookfield Investor with respect to its Class C Units on March 31, 2021 was converted into a PIK Distribution. On May 1, 2021, effective as of April 30, 2021, the Company entered into another amendment to the A&R LPA (the “April LPA Amendment”) with the Brookfield Investor, extending, from April 30, 2021 until May 14, 2021, the date the Company may be required to redeem 60% of the Class C Units paid as PIK Distributions on December 31, 2020 and March 31, 2021. On May 14, 2021, the Company entered into another amendment to the A&R LPA with the Brookfield Investor (the “May LPA Amendment” and, together with the December LPA Amendment, the March LPA Amendment and the April LPA Amendment, the “LPA Amendments”) extending this date further from May 14, 2021 to May 19, 2021.

The objective of the LPA Amendments was to preserve at least in the short-term the Company’s cash position as it continued discussions with the Brookfield Investor regarding a holistic solution to the Company’s liquidity dilemma, but the LPA Amendments did not address the Company’s long-term need for additional capital. As the Company’s discussions with the Brookfield Investor have continued during the first and second quarters of 2021,  the Company believes it has continued to make significant progress towards entering into a definitive and comprehensive agreement on the terms of a series of deleveraging or restructuring transactions (the “Restructuring Transactions”) that would include, among other things, filing pre-packaged Chapter 11 cases under the U.S. Bankruptcy Code in the State of Delaware to implement the Restructuring Transactions pursuant to a plan of reorganization (a “Pre-Packaged Bankruptcy”).

The Company is engaged in discussions with other stakeholders with respect to a possible Pre-Packaged Bankruptcy and has received consent to a Pre-Packaged Bankruptcy from certain of its lenders, franchisors and other third parties in interest.

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

As part of its investment strategy to continue to pursue the sale of non-core hotels and reallocate capital into other corporate purposes, including debt reduction, the Company commenced marketing for sale a total of 45 hotels during the year ended December 31, 2019. As of March 31, 2021, 43 of these hotels have been sold, the pending sale of one hotel was terminated during October 2020 due to the buyer’s default and the Company retained the non-refundable deposit as liquidated damages, and the final hotel was subject to a definitive sale agreement where the buyer had made a non-refundable deposit and closing is scheduled for July 2021.  However, the Company was not able to conclude as of March 31, 2021, that the sale is probable to occur and to close within one year, so the Company has not classified the hotel as held for sale as of March 31, 2021.  See Note 12 - Sale of Hotels and Assets Held for Sale for additional information.

The Company conducted its initial public offering ("IPO"), from January 2014 until November 2015 without listing shares of its common stock on a national securities exchange, and it has not subsequently listed its shares. There currently is no established trading market for the Company’s shares and there may never be one.

The Company is required to annually publish an estimated net asset value per share of common stock ("Estimated Per-Share NAV") pursuant to the rules and regulations of the Financial Industry Regulatory Authority (“FINRA”). On April 21, 2020, the Company's board of directors unanimously approved and the Company published an updated Estimated Per-Share NAV equal to $8.35 based on an estimated fair value of the Company's assets less the estimated fair value of the Company's liabilities, divided by 39,151,201 shares of common stock outstanding on a fully diluted basis as of December 31, 2019 (the "2020 NAV"). The 2020 NAV and the underlying estimates and assumptions are as of December 31, 2019, and have not been revised to reflect any negative impact on the Company of the coronavirus pandemic or any other transactions or events occurring subsequent to December 31, 2019. While the Company’s board of directors has approved the 2020 NAV, it has only done so for the sole purpose of allowing the Company to comply with applicable rules of FINRA for use on customer account statements. As a result of the existing and anticipated impact of the coronavirus pandemic and taking into consideration the declines in publicly traded hospitality company stock prices during 2020, the Company’s board of directors believes the 2020 NAV is significantly above the current value of a share of common stock. Accordingly, stockholders should not rely on the 2020 NAV in respect of any investment decisions relating to the Company, including in making any decision to buy or sell shares of the Company’s common stock. If the Restructuring Transactions are completed, the Company does not intend to publish an updated Estimated Per-Share NAV.

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

The Brookfield Investor holds all the issued and outstanding Class C Units and the sole issued and outstanding Redeemable Preferred Share (as defined herein), and, as a result, has significant governance and other rights that could be used to control or influence the Company's decisions or actions. As of March 31, 2021, the total liquidation preference of the issued and outstanding Class C Units was $455.2 million. The Class C Units are convertible into units of limited partner interest in the OP entitled “OP Units” (“OP Units”), which may be redeemed for shares of the Company’s common stock or, at the Company’s option, the cash equivalent. As of the date of this Quarterly Report on Form 10-Q, the Brookfield Investor owns or controls 44.2% of the voting power of the Company’s common stock on an as-converted basis (See Note 3 - Brookfield Investment for additional information).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

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

The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2020, which are included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2021.

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

March 31, 2021

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

Impairment of Long-Lived Assets

Upon the occurrence of certain “triggering events” under the provisions of the Accounting Standards Codification ("ASC") section 360-Property, Plant and Equipment, the Company reviews its hotel investments which are considered to be long-lived assets under GAAP for impairment.  These triggering events may include various conditions prescribed by GAAP such as the initiation of marketing an asset for sale, significant declines in market value of the asset, significant declines in operating performance, significant adverse changes in economic conditions and potential sales of hotel properties which result in shorter holding periods. If a triggering event occurs and circumstances indicate the carrying amount of the property may not be recoverable, the Company performs a recoverability test which compares the carrying amount to an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property’s use and eventual disposition. The estimates consider factors such as expected future operating income, market and other applicable trends and residual value, as well as the effects of demand, competition and other factors. If the Company determines it is unable to recover the carrying amount of the asset over the useful life, impairment is deemed to exist, and an impairment loss will be recorded to the extent that the carrying amount exceeds the estimated fair value of the property. See Note 13 - Impairments for impairment disclosures.

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

If all the criteria are met, a long-lived asset held for sale is measured at the lower of its carrying amount or fair value less cost to sell, and the Company will cease recording depreciation. Any adjustment to the carrying amount is recorded as an impairment loss. See Note 12 - Sale of Hotels and Assets Held for Sale for assets held for sale disclosures.

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

During 2020, the Company recorded impairments to goodwill of $3.1 million resulting in a goodwill balance of $6.8 million as of December 31, 2020. The Company recognized goodwill impairment of $1.2 million during the three months ended March 31, 2021, resulting in a goodwill balance of $5.5 million as of March 31, 2021. See Note 13 - Impairments for impairment disclosures.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

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

Room sales are driven by a fixed fee charged to a hotel guest to stay at the hotel property for an agreed-upon period. A majority of the Company's room reservations are cancellable and the Company transfers promised goods and services to the hotel guest as of the date upon which the hotel guest occupies a room and at the same time earns and recognizes revenue. The Company offers advance purchase reservations that are paid for by the hotel guest in advance and the Company recognizes deferred revenue as a result of such reservations. The Company's obligation to the hotel guest is satisfied as of the date upon which the hotel guest occupies a room. The Company's room revenue accounted for 95.9% and 93.1% of the Company's total revenue for the quarters ended March 31, 2021 and 2020 respectively. Food, beverage, and other revenue are recognized at the point of sale on the date of the transaction as the hotel guest simultaneously obtains control of the good or service.

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

As of March 31, 2021, the Company determined it is more likely than not that the deferred tax assets will not be realized due to cumulative historical and current tax losses, which are negative evidence about the Company’s ability to generate future taxable income. As of March 31, 2021, the Company has recorded a full deferred tax valuation allowance of $10.1 million. The net deferred tax assets are fully offset by the valuation allowance, both are included as part of “Prepaid expenses and other assets” on the Consolidated Balance Sheets and the impact of the valuation allowance in the current period is included as part of the “Income tax expense (benefit)” line item on the Consolidated Statements of Operations and Comprehensive Loss.

GAAP prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. The Company must determine whether it is "more-likely-than-not" that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon settlement in order to determine the amount of benefit to recognize in the financial statements. This accounting standard applies to all tax positions related to income taxes. As of March 31, 2021, the Company's tax years that remain subject to examination by major tax jurisdictions are 2016, 2017, 2018, 2019 and 2020.

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

March 31, 2021

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

See Note 9 - Fair Value Measurements for fair value disclosures.

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

Leases

Effective January 1, 2019, the Company adopted ASU 2016-02 Leases, which requires companies to recognize operating leases under GAAP as “right of use assets” (“ROU assets”) and lease liabilities on the balance sheet. The Company has $11.9 million of ROU assets and $11.9 million of lease liabilities as of March 31, 2021 for its operating leases. The Company's below-market lease intangible, net, of $1.6 million is also included in the ROU assets on the Company's Consolidated Balance Sheets as of March 31, 2021. Prior to January 1, 2019, these amounts were recorded in "Below-market lease, net" on the Company's Consolidated Balance Sheet.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

(Unaudited)

Advertising Costs

The Company expenses advertising costs for hotel operations as incurred. These costs were $2.3 million for the three months ended March 31, 2021, and $3.7 million for the three months ended March 31, 2020.

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

	March 31, 2021	December 31, 2020
Trade receivables	$5,221	$4,041
Allowance for doubtful accounts	(573)	(566)
Trade receivables, net of allowance	$4,648	$3,475

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

Derivative Transactions

The Company at certain times enters into derivative instruments to hedge exposure to changes in interest rates. The Company’s derivatives as of March 31, 2021, consist of interest rate cap agreements which it believes will help to mitigate its exposure to increasing borrowing costs under floating rate indebtedness, and a variable interest-only bond which it has acquired in connection with the securitization of one of its mortgage loans to effectively reduce its borrowing costs. The Company has elected not to designate its interest rate cap agreements and the variable interest-only bond as cash flow hedges. The impact of the interest rate caps for the three months ended March 31, 2021 and March 31, 2020, was immaterial to the consolidated financial statements. See Note 5 - Mortgage Notes Payable and Note 9 - Fair Value Measurements for variable interest-only bond disclosures.

Recently Issued Accounting Pronouncements

In January 2021, the FASB issued ASU 2021-01 Reference Rate Reform (Topic 848): Scope ("ASU 2021-01"). ASU 2021-01 clarifies the scope in that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. The Company can apply the ASU as of the beginning of the interim period that includes March 12, 2020 or on a prospective basis to new modifications from any date within an interim period that includes or is subsequent to the date of the issuance of a final Update, up to the date that financial statements are available to be issued. The hedging relationship provisions of ASU 2021-01 are currently not applicable as no hedge accounting elections have been made by the Company. The Company is still assessing the impact of ASU 2021-01 but at this point does not anticipate it will have a material impact on the Company's consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

(Unaudited)

Class C Units

As of March 31, 2021, the Class C Units reflected on the Consolidated Balance Sheets are reconciled in the following table (in millions):

As of March 31, 2021
Gross Proceeds	$379.7
Less:
Class C Unit issuance costs(1)	$(22.5)
Plus:
PIK Distributions Paid to holders of Class C Units	$75.4
Accretion of carrying value to liquidation preference of Class C Units	$16.2
Change in contingent forward liability	$0.1
Contingently Redeemable Class C Units in operating partnership	$448.9

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

During December 2020, the Company entered into the December LPA Amendment with the Brookfield Investor, the holder of all issued and outstanding Class C Units.  On March 30, 2021, the Company entered into the March LPA Amendment with the Brookfield Investor, the holder of all issued and outstanding Class C Units, which amended and superseded certain terms of the December LPA Amendment. Per the March LPA Amendment with the Brookfield Investor, the cash distribution payable to the Brookfield Investor with respect to its Class C Units on March 31, 2021 was converted into a PIK Distribution such that, on that date, no cash distribution will be paid and the quarterly PIK Distribution paid will be at a rate of 12.5% per annum.

The March LPA Amendment also deferred from March 31, 2021 until April 30, 2021, the date the Company may be required to redeem 60% of the Class C Units paid as PIK Distributions on December 31, 2020. 60% of the Class C Units paid as PIK Distributions on March 31, 2021 would also be required to be redeemed on this date. On May 1, 2021, effective as of April 30, 2021, the Company entered into the April LPA Amendment with the Brookfield Investor, extending, from April 30, 2021 until May 14, 2021, the date the Company may be required to redeem 60% of the Class C Units paid as PIK Distributions on December 31, 2020 and March 31, 2021. This date was further extended to May 19, 2021 by the May LPA Amendment.  Pursuant to the LPA Amendments, if a Restructuring Support Agreement is not entered into by May 19, 2021 (or if a Restructuring Support Agreement is entered into and then terminated), on that date, the OP will be required to redeem 60% of the Class C Units paid as PIK Distributions on December 31, 2020 and March 31, 2021 (i.e., the Class C Units paid in respect of the cash distributions that would have been payable on December 31, 2020 and March 31, 2021 but were instead converted into PIK Distributions) for an amount in cash equal to the liquidation preference of such Class C Units. The required redemption is subject to certain conditions including that the OP has Legally Available Funds (as defined in the A&R LPA) and that cash is available to make the payment after taking into account the actual cost of certain capital expenditures and contractual reserves without requiring the incurrence of additional debt, the issuance of additional securities or the consummation of any asset sales.

The number of Class C Units delivered in respect of the PIK Distributions on any distribution payment date will be equal to the number obtained by dividing the amount of PIK Distribution by $14.75.

The Brookfield Investor is also entitled to receive tax distributions under certain limited circumstances. As of March 31, 2021, no tax distributions have been paid.

For the three months ended March 31, 2021, the Company did not pay any cash distributions and paid PIK Distributions of 935,104.08 Class C Units to the Brookfield Investor, as the sole holder of the Class C Units. For the three months ended March 31, 2020, the Company paid cash distributions of $7.8 million and PIK Distributions of 352,889.83 Class C Units to the Brookfield Investor, as the sole holder of the Class C Units.

Conversion Rights

The Class C Units are generally convertible into OP Units at any time at the option of the holder thereof at an initial conversion price of $14.75 (the "Conversion Price"). The Conversion Price is subject to anti-dilution and other adjustments upon the occurrence of certain events and transactions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)

Note 4 - Leases

As of March 31, 2021, the Company recorded leases of its hotel properties and its corporate office space lease in ROU assets and lease liabilities on the Company’s Consolidated Balance Sheet. The Company's below-market lease intangible, net, which is attributed to its ground leases is also included in the Company's ROU assets. The Company’s leases have remaining lease terms of three to 45 years. Most leases include one or more options to renew, with renewal terms that can extend the lease term from five to 50 years. One Company lease includes a purchase option. Lease extension and termination options require written notice by the Company in accordance with specific parameters addressed in each individual lease. Certain of the leases require variable lease payments typically based on a percentage of hotel revenue but no less than a minimum base rent. The Company's lease agreements do not contain any material residual value guarantees or material restrictive covenants.

During the year ended December 31, 2020, the Company entered into agreements with three of its ground lease lessors to provide certain rent deferrals because of the negative effect of the coronavirus pandemic on guest demand. Rent deferrals under these agreements continued until February 2021. All three rent deferrals were immaterial to the financial statements and the total payments do not result in a substantially different obligation for the Company. In February 2021, a default occurred under the Georgia Tech Hotel & Conference Center ground lease and the Company, the OP, and the respective borrowers entered into a forbearance agreement with the lenders under the related mortgage indebtedness, and, as a result of the default, the ground lessor exercised its right to terminate the ground lease, effective as of March 31, 2021.  See Note 5 – Mortgage Notes Payable.

For the three months ended March 31, 2021 and March 31, 2020, the Company paid rental obligations of $0.4 million and $1.4 million, respectively, which was included in the measurement of lease liabilities and ROU assets. The cash paid is included in operating cash flows on the Company's Statement of Cash Flows.

Supplemental balance sheet information related to the Company's leases was as follows:

	Weighted Average Remaining Lease Term (years)	Weighted Average Discount Rate
March 31, 2021	27.8	6.59%
December 31, 2020	16.4	6.33%

Supplemental income statement information related to the Company's leases was as follows:

	Variable Lease Expense (in thousands)	Rent Expense (in thousands)	Amortization of Below-Market Lease Intangible, net (in thousands)
For the three months ended March 31, 2021	$41	$4,144	$20
For the three months ended March 31, 2020	$132	$1,415	$92

Rent expense for the Company’s leases of its hotel properties which includes variable lease payments is recorded in Rent expense on the Consolidated Statement of Operations and Comprehensive Loss. Rent expense for the Company's corporate office space is included in General and administrative expense on the Consolidated Statement of Operations and Comprehensive Loss.

Maturity of Lease Liabilities Analysis as of March 31, 2021 for the Company's operating leases of hotel properties and corporate office space were as follows (in thousands):

	Minimum Rental Commitments	Amortization of Above Market Lease Intangible to Rent Expense	Amortization of Below Market Lease Intangible to Rent Expense	Amortization of Below Market Lease Intangible, net, to Rent Expense
For the nine months ending December 31, 2021	$862	$(114)	$67	$(47)
Year ending December 31, 2022	1,082	(153)	89	(64)
Year ending December 31, 2023	1,089	(153)	89	(64)
Year ending December 31, 2024	856	(153)	89	(64)
Year ending December 31, 2025	875	(153)	89	(64)
Thereafter	24,272	(1,417)	3,295	1,878
Total lease payments	$29,036	$(2,143)	$3,718	$1,575
Less: Imputed Interest	17,152
Present value of lease liability	$11,884

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

(Unaudited)

Note 5 - Mortgage Notes Payable

The Company’s mortgage notes payable as of March 31, 2021 and December 31, 2020 consist of the following, respectively (in thousands):

	Outstanding Mortgage Notes Payable
Encumbered Properties	March 31, 2021	December 31, 2020	Interest Rate	Payment	Maturity
Hilton Garden Inn Blacksburg Joint Venture	$9,918	$9,918	4.31%	Interest Only, Principal paid at Maturity(1)	December 2021
92 - Pack Mortgage Loan(2)	707,775	707,775	One-month LIBOR plus 2.14%	Interest Only, Principal paid at Maturity	Nov 2021, subject to three, one year extension rights
92 - Pack Senior Mezzanine Loan	81,352	81,352	One-month LIBOR plus 5.60%	Interest Only, Principal paid at Maturity	Nov 2021, subject to three, one year extension rights
92 - Pack Junior Mezzanine Loan	56,948	56,948	One-month LIBOR plus 8.50%	Interest Only, Principal paid at Maturity	Nov 2021, subject to three, one year extension rights
Additional Grace Mortgage Loan -20 properties in Grace Portfolio and one additional property	232,000	232,000	4.96%	Interest Only, Principal paid at Maturity	Oct 2022, subject to one, six month extension right
Term Loan -15 properties	227,585	228,850	One-month LIBOR plus 3.00%	Interest Only, Principal paid at Maturity	May 2022, subject to one, one year extension rights(3)
Total Mortgage Notes Payable	$1,315,578	$1,316,843
Less: Deferred Financing, Net	$5,526	$7,298
Plus: Premium on Variable Interest-Only Bond	$482	$664
Total Mortgage Notes Payable, Net	$1,310,534	$1,310,209

(1) Until maturity, any monthly excess cash flows from the property after payment of interest and property operating expenses and certain other amounts will be utilized to prepay the principal balance of the loan.

(2) As a result of asset sale activity, the number of hotel properties serving as collateral for this loan has been reduced to 62 as of March 31, 2021.

(3) In May 2021, the Company extended the maturity of the Term Loan in accordance with its existing terms to May 1, 2022.

Interest expense related to the Company's mortgage notes payable for the three months ended March 31, 2021 and for the three months ended March 31, 2020, was $11.2 million and $16.4 million, respectively.

The Company has the right to extend $846 million of the $856 million of our indebtedness scheduled to mature during the remainder of 2021, and the Company expects to extend these obligations in accordance with their terms.

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

March 31, 2021

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

Pursuant to the terms of the forbearance agreements as amended:

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

Additionally, beginning as of June 30, 2020, the Company failed to satisfy the debt yield test for the 92-Pack Loans, and the Company does not anticipate satisfying this test for the foreseeable future. As described in the bullets above, all excess cash flows from the 62 hotel properties that serve as loan collateral will be applied to certain deferred PIP Reserve obligations and FF&E Reserve obligations, until the entire Amended Deferred PIP Amount and deferred FF&E Reserves have been deposited. After this obligation has been met, the Company expects that the failure to satisfy the debt yield test will cause cash flows from the properties financed after debt service, certain property operating expenses and loan reserves to be diverted to the lender, as additional loan collateral until the test has been satisfied or the Company prepays sufficient principal to meet the test. Failure to satisfy the debt yield test is not an event of default under the 92-Pack Loans.

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

As of March 31, 2021, the Company has sold 30 hotel properties pursuant to these provisions and prepaid approximately $162.2 million of principal under the mortgage loan and approximately $31.7 million of principal under the mezzanine loans, thereby reducing the number of hotel properties serving as collateral under the 92-Pack Loans to 62 hotels.

For the term of the 92-Pack Loans, the Company and the OP are required to maintain, on a consolidated basis, a net worth of (i) $250.0 million (excluding their interest in the hotel properties serving as collateral and excluding accumulated depreciation and amortization) and (ii) $500.0 million (including their interest in the hotel properties serving as collateral but excluding accumulated depreciation and amortization). As of March 31, 2021, the Company was in compliance with this financial covenant.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

(Unaudited)

Variable Interest-Only Bond

During the year ended December 31, 2019, the Company recorded a derivative asset and premium associated with a variable interest-only bond issued as part of the lenders' securitization of the 92-Pack Mortgage Loan and acquired by the Company in connection with such securitization. The interest-only bond was acquired to effectively reduce the Company’s borrowing cost on the 92-Pack Loans. The premium on the interest-only bond is amortized on a straight-line basis over the life of the bond and is included in the Mortgage notes payable on the Company's Consolidated Balance Sheet as of March 31, 2021 and December 31, 2020. The Company values the derivative asset portion of the variable interest-only bond at fair value (See Note 9 - Fair Value Measurements).

Additional Grace Mortgage Loan

A portion of the purchase price of the Grace Portfolio was financed through additional mortgage financing which loan was refinanced during October 2015 (the “Additional Grace Mortgage Loan”). The Additional Grace Mortgage Loan carries a fixed annual interest rate of 4.96% per annum.  The maturity date of the Additional Grace Mortgage Loan was extended until October 6, 2022 pursuant to the August 2020 loan modification agreement described below. Pursuant to the Additional Grace Mortgage Loan, the Company agreed to make periodic payments into an escrow account for the PIPs required by the franchisors, and the Company made the final PIP reserve payment during June 2018. The Company continues to have obligations to make periodic payments into other capital reserves. The Additional Grace Mortgage Loan includes the following financial covenants: minimum consolidated net worth and minimum consolidated liquidity. As of March 31, 2021, the Company was in compliance with these financial covenants.

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

●

the Company’s monthly capital reserve obligations with respect to repair and replacement of furniture, fixtures and equipment and routine capital expenditures were not required for May through December 2020; and

●

the Company has agreed that until maturity, the lender will utilize any monthly excess cash flows from the 21 hotel properties that serve as loan collateral, after payment of interest and property operating expenses and certain other amounts, to prepay amounts outstanding under the Additional Grace Mortgage Loan.

On May 10, 2021, the Company, through certain borrower subsidiaries of the OP, entered into a second loan modification agreement with the lender under the Additional Grace Mortgage Loan. The second loan modification agreement serves as the lender’s consent to the Restructuring Transactions and also amends certain terms of the October 2015 original loan agreement and the first loan modification agreement entered into with the lender under the Additional Grace Mortgage Loan in August 2020. See Note 14 - Subsequent Events for further details.

Term Loan

On April 27, 2017, the Company and the OP, as guarantors, and certain majority-owned subsidiaries of the OP, as borrowers, entered into the Term Loan in an aggregate principal amount of $310.0 million, initially collateralized by 28 of the Company’s hotel properties (each, a “Term Loan Collateral Property”).

Prior to the closing of the 92-Pack Loans, the Term Loan was scheduled to mature on May 1, 2019, subject to three one-year extension rights at the Company's option which, if all three extension rights were exercised, would have resulted in an outside maturity date of May 1, 2022. In May 2019, the Company used $25.0 million of the net proceeds from the 92-Pack Loans to prepay principal under the Term Loan, entered into an amendment to the Term Loan which reduced the commitment under the Term Loan from $310.0 million to $285.0 million and added one additional extension term of one-year to the term of the Term Loan, such that if the Company exercises all extension rights, at the Company's option, the maturity date of the Term Loan would be May 1, 2023.  In May 2020, the Company extended the maturity of the Term Loan in accordance with its existing terms to May 1, 2021, and in May 2021, the Company extended the maturity of the Term Loan in accordance with its existing terms to May 1, 2022.

On February 1, 2021, the Company and the OP, as guarantors, and certain wholly-owned subsidiaries of the OP, as borrowers, entered into a forbearance agreement with the lenders under the Term Loan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

(Unaudited)

The Term Loan forbearance agreement relates to the ground lease (the “Georgia Tech Ground Lease”) for the Georgia Tech Hotel & Conference Center (the “Georgia Tech Hotel”). On January 31, 2021, HIT GA Tech, LLC (“HIT Georgia Tech Lessee”), the subsidiary of the OP that owns the Company’s ground lease interest in the Georgia Tech Hotel, sent a notice to the ground lessor that the HIT Georgia Tech Lessee will discontinue paying ground rent under the Georgia Tech Ground Lease starting with the payment due on February 1, 2021. Also on January 31, 2021, HIT TRS GA Tech, LLC (“HIT Georgia Tech Sublessee”), the subsidiary of the Company that operates the Georgia Tech Hotel, notified Crestline Hotels & Resorts, LLC (“Crestline”), the third party property management company that has been engaged to manage the Georgia Tech Hotel, that neither HIT Georgia Tech Lessee nor HIT Georgia Tech Sublessee intended to continue to support the Georgia Tech Hotel. Hotel operating expenses at the Georgia Tech Hotel have exceeded hotel revenues since the onset of the coronavirus pandemic, and the Company has previously contributed substantial capital to enable the Georgia Tech Hotel to meet its current obligations.  The actions contemplated by these notices constitute defaults of the Georgia Tech Ground Lease by the HIT Georgia Tech Lessee and may constitute defaults of the management agreement between the HIT Georgia Tech Sublessee and Crestline (the “Georgia Tech Management Agreement”), and were expected to result in termination of the HIT Georgia Tech Lessee’s ground lease interest in the Georgia Tech Hotel and forfeiture of any equity in such investment. The ground lessor declared a default under the Georgia Tech Ground Lease and exercised its right to terminate the Georgia Tech Ground Lease effective as of March 31, 2021.  Crestline also declared a default under the Georgia Tech Management Agreement.

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

On March 31, 2021, the Company entered into an amendment to the Term Loan, pursuant to which the lenders have agreed to extend the expiration date of the existing forbearance period related to defaults with respect to the Georgia Tech Ground Lease, until the first to occur of (i) June 30, 2021, (ii) the effectiveness of a Pre-Packaged Bankruptcy, and (iii) the date on which any Forbearance Termination Event (as defined in the amendment) occurs. Among the Forbearance Termination Events are the dismissal or discontinuation of a Pre-Packaged Bankruptcy after it has been filed and the termination of a Restructuring Support Agreement after it has been entered into.

The lenders also agreed to waive the Company’s obligation to make monthly capital reserve deposits with respect to repair and replacement of furniture, fixtures and equipment and routine capital expenditures through December 2021. Furthermore, the amendment provides that approximately $1.3 million in PIP reserves related to hotels that were sold during August 2020 has been credited to reduce the principal outstanding under the Term Loan.

Pursuant to the amendment, the lenders agreed to forbearance and provided all consents required from them in connection with the Restructuring Transactions, including a Pre-Packaged Bankruptcy. In addition, effective when a Pre-Packaged Bankruptcy becomes effective:

●	the lenders have agreed to waive certain defaults that may occur as a result of the filing of a Pre-Packaged Bankruptcy and certain defaults related to the Georgia Tech Ground Lease;

●

the minimum debt yield test will be temporarily lowered and certain changes to how the test is calculated will be made which could allow us to meet the minimum debt yield test and receive any excess cash flows from the properties sooner than if no amendment was made;

●	the lien related to the Georgia Tech Ground Lease may be released, subject to certain terms and conditions; and

●

the borrowers will be required to repay $0.5 million in principal each quarter for the seven consecutive quarters beginning with the quarter ending June 30, 2021, and the repayment of $9.2 million in principal less the aggregate amount of the quarterly principal prepayments will become a recourse obligation of the Term Loan borrowers and guarantors.

The Term Loan is prepayable in whole or in part at any time, subject to LIBOR breakage, if any.

The Term Loan requires monthly interest payments at a variable rate of one-month LIBOR plus 3.00%. Pursuant to an interest rate cap agreement, the LIBOR portions of the interest rates due under the Term Loan were effectively capped at 4.0%.

In connection with a sale or disposition to a third party of an individual Term Loan Collateral Property, such Term Loan Collateral Property may be released from the Term Loan, subject to certain conditions and limitations, by prepayment of a portion of the Term Loan at a release price calculated in accordance with the terms of the Term Loan. As of March 31, 2021, the Company has sold 12 hotel properties pursuant to these provisions and prepaid approximately $56.2 million of principal under the Term Loan and $1.3 million has been prepaid to reduce the allocated loan amount for the hotel associated with the terminated Georgia Tech Ground Lease, thereby reducing the number of hotel properties serving as collateral under the Term Loan to 15 hotels.

Beginning as of September 30, 2020, the Company also failed to satisfy the debt yield test for the Term Loan, and the Company does not anticipate satisfying this test for the foreseeable future.  Accordingly, the Company expects that any excess cash flows from the 15 hotel properties that serve as collateral for the Term Loan will be diverted to the lender, as additional loan collateral until the test has been satisfied or the Company prepays sufficient principal to meet the test. Failure to satisfy the debt yield test is not an event of default under the Term Loan.

The Term Loan also provides for certain amounts to be deposited into reserve accounts, including with respect to all costs associated with the PIPs required pursuant to the franchise agreements related to the Term Loan Collateral Properties.

For the term of the Term Loan, the Company and the OP are required to maintain, on a consolidated basis, a net worth of $250.0 million (excluding accumulated depreciation and amortization). As of March 31, 2021, the Company was in compliance with this financial covenant.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

(Unaudited)

Note 6 - Accounts Payable and Accrued Expenses

The following is a summary of the components of accounts payable and accrued expenses (in thousands):

	March 31, 2021	December 31, 2020
Trade accounts payable	$8,352	$8,547
Accrued expenses	29,653	26,037
Total	$38,005	$34,584

Note 7 - Common Stock

The Company had 39,082,625 shares of common stock outstanding as of each of March 31, 2021 and December 31, 2020.

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

Note 8 - Share-Based Payments

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

(Unaudited)

Restricted Share Awards

A summary of the Company's restricted share awards for the three months ended March 31, 2021 is presented below.

	Number of Shares	Weighted Average Grant Date Fair Value (per share)	Aggregate Intrinsic Value (in thousands)
Non-vested December 31, 2020	11,976	$5.76	$69
Granted	—	$—	$—
Vested	—	$—	$—
Forfeitures	—	$—	$—
Non-vested March 31, 2021	11,976	$5.76	$69

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

The compensation expense related to restricted shares for the three months ended March 31, 2021 and the three months ended March 31, 2020 was less than $0.1 million. As of March 31, 2021, there was less than $0.1 million of unrecognized compensation expense remaining.

RSU Awards

A summary of the Company's RSU awards for the three months ended March 31, 2021 is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value (per share)	Aggregate Intrinsic Value (in thousands)
Non-vested December 31, 2020	658,596	$7.59	$5,000
Granted	—	$—	$—
Vested	95,615	$11.09	$1,060
Forfeited	—	$—	$—
Non-vested March 31, 2021	562,981	$7.00	$3,940

Outstanding RSU awards made to the Company’s executive officers and other employees during years prior to 2020 generally will vest annually over a four-year vesting period following the date of grant, subject to continued employment through the vesting date.

Any RSU awards made to the Company’s executive officers during 2020 and thereafter will include a time vesting and performance vesting component.  Fifty percent (50%) of these RSU awards will vest over a three-year period following the date of grant, subject to continued employment through the vesting date, and the remaining fifty percent (50%) of these RSU awards will vest and become payable based on Company performance over a three-year performance period, with the actual number of RSUs payable determined by the Company’s board of directors or compensation committee in its sole discretion based on the achievement of Company performance goals established by the board of directors or compensation committee after consultation with the Company’s chief executive officer, and subject to the executive officer’s continued employment through the vesting date.  Any RSU awards made to the Company’s other employees during 2020 and thereafter will vest annually over a three-year vesting period following the date of grant, subject to continued employment through the vesting date. RSU awards to directors vest on the earlier of the first anniversary of the date of grant or the date of the next annual meeting of the board of directors following the date of grant, subject to the continued service of the applicable director. Vested RSUs may only be settled in shares of common stock and such settlement generally will be on the earliest of (i) in the calendar year in which the third anniversary of each applicable vesting date occurs, (ii) termination of the recipient’s services to the Company and (iii) a change in control event. As of March 31, 2021, the Company has assumed that all unvested RSUs will vest in accordance with their terms.

The compensation expense related to RSUs for the three months ended March 31, 2021 and the three months ended March 31, 2020 was approximately $0.6 million and $0.4 million, respectively. As of March 31, 2021, there was $2.7 million of unrecognized compensation expense remaining.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)

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

	March 31, 2021
	Carrying Amount	Fair Value
Mortgage notes payable	$1,315,578	$1,319,779
Total	$1,315,578	$1,319,779

The fair value of the mortgage notes payable was determined using the discounted cash flow method and applying current market rates and is classified as level 3 under the fair value hierarchy. Market rates take into consideration general market conditions and maturity.

During the three months ended March 31, 2021 and March 31, 2020, respectively, the Company recorded impairment losses on its hotel properties (See Note 13 - Impairments). The fair value of these hotel properties other than those subject to definitive sales agreements was based on the observable market data which are considered level 2 inputs under the fair value hierarchy and unobservable inputs that reflect the Company's internal assumptions, which are considered level 3 inputs under the fair value hierarchy. For the Company's hotels subject to a definitive sales agreement, fair value was equal to the purchase price in the applicable agreement.

During the year ended December 31, 2019, the Company recorded a derivative asset associated with a variable interest-only bond that the Company acquired in connection with the lenders' securitization of the 92-Pack Mortgage Loan (See Note 5 - Mortgage Notes Payable). As of March 31, 2021, the fair value of the derivative asset was $0.6 million which was based on observable market data which are considered level 2 inputs under the fair value hierarchy.

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
March 31, 2021
(Unaudited)

Note 11 - Related Party Transactions and Arrangements

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

Holders of Class C Units are entitled to receive, with respect to each Class C Unit, fixed, quarterly cumulative cash distributions at a rate of 7.50% per annum from legally available funds. Holders of Class C Units are also entitled to receive, with respect to each Class C Unit, fixed, quarterly, cumulative PIK Distributions payable in Class C Units at a rate of 5% per annum. As described in more detail under Note 1 – Organization and Note 3 – Brookfield Investment above, during December 2020, March 2021 and May 2021, the Company entered into LPA Amendments with the Brookfield Investor, the holder of all issued and outstanding Class C Units.  Pursuant to the LPA Amendments, the cash distribution payable on December 31, 2020 and March 31. 2021 were converted into a PIK Distribution such that, on that date, no cash distribution was paid and the quarterly PIK Distribution paid was at a rate of 12.5% per annum, and the date the Company may be required to redeem 60% of the Class C Units paid as PIK Distributions on December 31, 2020 and March 31, 2021 has been extended until May 19, 2021.

For the three months ended March 31, 2021, the Company did not pay any cash distributions and paid PIK Distributions of 935,104.08 Class C Units to the Brookfield Investor, as the sole holder of the Class C Units. For the three months ended March 31, 2020, the Company paid cash distributions of $7.8 million and PIK Distributions of 352,889.83 Class C Units to the Brookfield Investor, as the sole holder of the Class C Units.

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

Note 12 - Sale of Hotels and Assets Held for Sale

Sale of Hotels

No hotels were sold during the quarter ended March 31, 2021.

During the three months ended March 31, 2020, the Company completed the sale of 20 hotels for a sales price of $174.4 million, resulting in a net gain of approximately $4.1 million, which is included in gain on sale of assets on the Company’s Consolidated Statement of Operations and Comprehensive Loss. The Company had previously recognized impairment losses on 16 of these hotels in anticipation of their expected sale. These sales generated net proceeds to the Company of approximately $21.2 million, after prepayment of approximately $153.2 million of related mortgage debt obligations and closing costs. The Company has utilized substantially all of these proceeds for working capital and liquidity purposes in light of the downturn in financial performance the Company is experiencing due to the coronavirus pandemic.

Assets Held for Sale

As of March 31, 2021, there was one hotel subject to a definitive sale agreement where the buyer had made a non-refundable deposit and closing is scheduled for July 2021. However, the Company was not able to conclude as of March 31, 2021, that the sale is probable to occur and to close within one year, so the Company has not classified the hotel as held for sale as of March 31, 2021.

Note 13 - Impairments

Impairments of Long-Lived Assets

During the quarter ended March 31, 2021, the Company identified one hotel property where the carrying value of the property exceeded the fair value and management determined the excess carrying value was unrecoverable. The Company recorded cumulative impairment losses of $5.4 million on this hotel. This hotel was identified for impairment due to the early termination of the lease of the property, resulting in a shorter holding period. See Note 5 - Mortgage Notes Payable – Term Loan, for further discussion of the Georgia Tech Ground Lease.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)

Impairment of Goodwill

The Company recognized $31.6 million of goodwill as a result of the transactions and consideration paid in connection with its transition to self-management on March 31, 2017. The Company allocated this goodwill to each of its wholly-owned hotels based on its determination that each hotel is a reporting unit as defined in US GAAP.  As of December 31, 2020, due to goodwill impairments in prior periods, the carrying amount of goodwill was $6.8 million.

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

During the quarter ended March 31, 2021, the Company determined that approximately $1.2 million of goodwill allocated to one reporting unit for which the fair value using the income based method was less than the carrying amount was impaired. This reporting unit was identified for goodwill impairment due to the early termination of the Georgia Tech Ground Lease. See Note 5 - Mortgage Notes Payable – Term Loan, for further discussion of the Georgia Tech Ground Lease.

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

April and May LPA Amendments

On May 1, 2021, effective as of April 30, 2021, the Company entered into the April LPA Amendment with the Brookfield Investor, extending, from April 30, 2021 until May 14, 2021, the date the Company may be required to redeem 60% of the Class C Units paid as PIK Distributions on December 31, 2020 and March 31, 2021. This date was further extended to May 19, 2021 by the May LPA Amendment. Pursuant to the LPA Amendments, if a Restructuring Support Agreement is not entered into by May 19, 2021 (or if a Restructuring Support Agreement is entered into and then terminated), on that date, the OP will be required to redeem 60% of the Class C Units paid as PIK Distributions on December 31, 2020 and March 31, 2021 (i.e., the Class C Units paid in respect of the cash distributions that would have been payable on December 31, 2020 and March 31, 2021 but were instead converted into PIK Distributions) for an amount in cash equal to the liquidation preference of such Class C Units.

Additional Grace Mortgage Loan – Second Loan Modification Agreement

On May 10, 2021, the Company, through certain borrower subsidiaries of the OP, entered into a second loan modification agreement with the lender under the Additional Grace Mortgage Loan. The second loan modification agreement serves as the lender’s consent to the Restructuring Transactions and also amends certain terms of the October 2015 original loan agreement and the first loan modification agreement entered into with the lender under the Additional Grace Mortgage Loan in August 2020.

Pursuant to the terms of the second loan modification agreement, among other things:

●

the lender agreed to extend the temporary waiver of the borrower subsidiaries’ monthly capital reserve obligations with respect to repair and replacement of furniture, fixtures and equipment and routine capital expenditures (which pursuant to the first loan modification agreement, had been in place through December 2020) for an additional 12 months through December 2021;

●

the lender agreed that any monthly excess cash flows from the 21 hotel properties that serve as loan collateral, after payment of interest and property operating expenses and certain other amounts, which pursuant to the first loan modification agreement were to be utilized to prepay amounts outstanding under the Additional Grace Mortgage Loan, will instead be funded into a reserve account which will be held by the lender and may be disbursed to the borrower subsidiaries in the following order and priority: (i) to fund any monthly shortfalls in interest and property operating expenses and certain other amounts, (ii) to pay principal under the Additional Grace Mortgage Loan due in the amount to $250,000 per month beginning in October 2021 through September 2022, in accordance with the first loan modification agreement, and (iii) to pay for costs of brand mandated property improvement plans or other capital expenditures for the 21 hotel properties; and

●

subject to the satisfaction of certain conditions (including the implementation of certain of the Restructuring Transactions on their contemplated terms), the lender agreed that a Pre-Packaged Bankruptcy will not constitute an event of default.

In addition, pursuant to the second loan modification agreement, subject to certain conditions, the lender agreed to the temporary waiver of the minimum liquidity financial covenant applicable to the Company under the guaranty and the environmental indemnity it provided with respect to the Additional Grace Mortgage Loan until the Restructuring Transactions occur and to modifications to the requirements for complying with the minimum net worth and minimum liquidity financial covenants contained therein. These modifications are intended to make it more likely the Company will be able to comply with these covenants in the future.

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

•	Due to the impact of the coronavirus pandemic on our business, we expect we will no longer have sufficient cash on hand to continue to pay our current obligations during the first half of 2021 and the additional liquidity from a source other than property operations we require may only be available from Brookfield Strategic Real Estate Partners II Hospitality REIT II LLC (the “Brookfield Investor”), our most significant investor.
•	In order to obtain the additional liquidity we require, we have been engaged in ongoing discussions with the Brookfield Investor regarding the Restructuring Transactions (as defined below), including a Pre-Packaged Bankruptcy (as defined below), but there can be no assurance these efforts will be successful, and, even if we are able to enter into a Restructuring Support Agreement (as defined below) with the Brookfield Investor, the Restructuring Transactions will remain subject to significant conditions.
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

•

The interests of the Brookfield Investor may conflict with our interests and the interests of our stockholders, and the Brookfield Investor owns all $455.2 million in liquidation preference of Class C Units issued and outstanding as of the date hereof and has significant governance and other rights that could be used to control or influence our decisions or actions.

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

•

Our Estimated Per-Share NAV was determined as December 31, 2019 and does not reflect any negative impact of the coronavirus pandemic after that date or any negative impact of a Pre-Packaged Bankruptcy, which is expected to place our stockholders at significant risk of losing all or substantially all of the value of their investment in our common stock and materially and adversely affect us.

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
•

We depend on our OP and its subsidiaries for cash flow and are effectively structurally subordinated in right of payment to their obligations, which include distribution and redemption obligations to holders of Class C Units.

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

Background

Hospitality Investors Trust, Inc. is a self-managed real estate investment trust (“REIT”) that invests primarily in premium-branded select-service lodging properties in the United States. We were incorporated on July 25, 2013 as a Maryland corporation and elected to be taxed as a REIT beginning with the taxable year ended December 31, 2014. As of March 31, 2021, we own or have an ownership interest in a total of 100 hotels, with a total of 12,421 guestrooms in 29 states.

We believe in affiliating our hotels with premium brands owned by leading international franchisors such as Hilton Worldwide Holdings, Inc. ("Hilton"), Marriott International, Inc. ("Marriott") and Hyatt Hotels Corporation ("Hyatt"). These brands represent the delivery of consistently high-quality hotel accommodations with value-oriented pricing that we believe appeals to a wide range of customers, including both business and leisure travelers. As of March 31, 2021, all of our hotels operated under a franchise or license agreement with a national brand owned by one of Hilton, Marriott and Hyatt or one of their respective subsidiaries or affiliates.

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

Overview - Coronavirus Pandemic

In early March 2020, we started to experience the effects of the coronavirus pandemic on our business through softening of demand and revenue weakness across our portfolio triggered by direct guest cancellations at our hotels as well as cancellations of business and industry conventions and meetings in certain of our markets. These conditions significantly worsened over the course of the month and have continued through the remainder of 2020 and into the first and second quarters of 2021 as the level of overall travel has declined significantly due to concerns about the coronavirus pandemic and actions taken by governments, businesses and other organizations to contain the coronavirus that have included restrictions on travel and the operations of many businesses as well as event cancellations, capacity limits and social distancing measures. We believe our concentration of hotels in “drive-to” markets has allowed our occupancy numbers to recover from the onset of the coronavirus pandemic in March and April of 2020, although occupancy and financial performance at our hotels remain significantly below pre-pandemic levels. We saw gradual recovery in occupancy levels at our hotels primarily from leisure travel in the summer and into the fall of 2020 followed by some slowing of the recovery as an additional wave of the pandemic developed in the late fall.  As the newly developed vaccines were made more widely available during the first quarter of 2021, occupancy levels have continued to gradually improve. Overall, the number of guests at our hotels continues to be significantly lower than historical levels due to the ongoing impact of the coronavirus pandemic. We anticipate that demand from business travelers will remain muted at least until there has been adequate production and widespread distribution of the recently developed coronavirus vaccines, broader lifting of travel restrictions by businesses and governments and wider re-establishment of consumer confidence in the safety of travel. The table below compares pro-forma monthly Occupancy and Average Daily Rate ("ADR") of only the hotels in our portfolio that we owned as of December 31, 2020, for the months of March through December of 2020 and compared to the same months in 2019.  This information may not be indicative of any future period.

	Proforma Monthly Occupancy		Proforma Monthly ADR
	2020	2019	2020	2019
March	40.8%	80.4%	125.49	135.54
April	15.8%	81.2%	93.10	131.82
May	25.9%	79.5%	87.90	133.70
June	36.2%	83.3%	97.34	136.05
July	42.8%	82.3%	100.97	131.97
August	46.6%	79.7%	100.13	130.03
September	48.8%	76.4%	96.31	131.07
October	52.3%	81.6%	96.57	134.84
November	44.3%	74.3%	91.14	125.04
December	41.7%	64.6%	88.19	117.70

The table below compares pro-forma monthly Occupancy and ADR of only the hotels in our portfolio that we owned as of March 31, 2021, for the months of January through April 2021 and compared to the same months in 2020. Our April 2021 Occupancy and ADR figures are preliminary estimates and are therefore subject to change. This information may not be indicative of any future period.

	Proforma Monthly Occupancy		Proforma Monthly ADR
	2021	2020	2021	2020
January	46.0%	67.3%	91.46	123.18
February	55.1%	76.1%	93.76	131.63
March(1)	65.4%	41.1%	99.92	124.82
April	66.6%	16.1%	105.82	93.10

(1) During March 2020, we started to experience the effects of the coronavirus pandemic

Despite the generally improving monthly occupancy results since April 2020, our financial results remain significantly below normal historical levels and as a result for the last 12 months we have not generated sufficient cash from our operations to cover all of our obligations. During this period, we have utilized cash on hand to fund non-hotel expenses, such as interest on our debt obligations, payment of distributions on the Class C Units and general and administrative expenses, as well as in certain months a portion of our hotel operating expenses, and we anticipate continuing to use cash on hand for these purposes. Moreover, as a result of the forbearance and loan modification agreements we have entered into with respect to our indebtedness, as well as the periodic debt yield and debt service coverage tests we remain subject to under our indebtedness, we do not expect that excess cash flows, if any, generated by our properties will be available to us for any other purpose for the foreseeable future. Due to the effects of the coronavirus pandemic on our business, and as described in greater detail under “Liquidity and Capital Resources” below, we estimate that without additional liquidity from a source other than property operations, we will no longer have sufficient cash on hand to continue to pay our current obligations during the first half of 2021.

We anticipate this trend of significantly lower guest demand and revenue across our hotel portfolio will continue and the extent to which the coronavirus pandemic will impact our financial results will depend on future developments, which are unknown and cannot be predicted, including how long the pandemic continues and its severity, new information which may emerge concerning the coronavirus, the efficacy and acceptance of vaccines or other remedies that have been or may be developed as well as the production and distribution thereof, actions taken to contain the coronavirus pandemic or its impact, consumer preferences and the duration of governmental and business restrictions on travel, among others. Additional waves of the coronavirus pandemic could lead to new travel restrictions and reductions in economic activity resulting in further disruptions to our operations and cash flows. The coronavirus pandemic has also triggered a decrease in global economic activity that has resulted in a global recession, and the sustained downturn in the U.S. economy has caused an economic recession in the U.S. While the U.S. economy has started to recover, a further economic downturn or relative weakness in the recovery could have further adverse impacts on our business.

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

During March 2020, we determined to delay most of the PIP projects that had been scheduled for 2020 as well as certain projects scheduled for future years, and, during April and May 2020, we determined not to make $4.2 million of capital reserve payments due under our mortgage and mezzanine indebtedness which had $846.1 million principal outstanding as of December 31, 2020 and is secured by 62 of our hotel properties (the “92-Pack Loans”) and the mortgage indebtedness which had $232.0 million principal outstanding as of December 31, 2020 and is secured by 21 properties (the “Additional Grace Mortgage Loan”), which resulted in events of default under the loans. We discussed our plans not to make the required capital reserve payments in advance with the lenders and the decisions to delay PIPs and not to make the capital reserve payments were made in conjunction with actions taken by our franchisors temporarily suspending obligations of hotel owners to perform capital improvements and fund capital reserves for at least the remainder of 2020. Our franchisors have since extended the temporary suspension of owner obligations to perform capital improvements and fund capital reserves for all or a portion of 2021, and we have also determined to delay all of the PIP projects that had been scheduled for 2021.

During June 2020, we entered into forbearance agreements with the lenders under the 92-Pack Loans, pursuant to which our monthly capital reserve obligations with respect to brand mandated property improvement plans, starting with the payment that was not made in April 2020, were deferred until January 2021. In connection with the extension of the Additional Grace Mortgage Loan discussed below, the obligation to make the capital reserve payments for May through December 2020 was waived, and the event of default under the Additional Grace Mortgage Loan was thereby cured. We entered into additional deferrals and waivers of capital reserve obligations with the lenders under the 92-Pack Loans and the Term Loan during 2021 as described in more detail under “Liquidity and Capital Resources” below. Deferrals we have agreed to with our lenders generally extend capital reserve obligations until 2021 and 2022, which could result in greater pressure on our future cash flows.

The coronavirus pandemic has also adversely impacted credit and capital market conditions and we may be unable to access these markets until conditions normalize.  During 2020, we had two debt obligations scheduled to mature: $10.5 million principal amount of mortgage debt secured by the Hilton Garden Inn Blacksburg, VA hotel (a joint venture in which we own a 56.5% interest) (the “Blacksburg JV Loan”) which was scheduled to mature in June and $232.0 million principal amount under the Additional Grace Mortgage Loan which was scheduled to mature in October. During June 2020, we agreed with the lender to extend the maturity date of the Blacksburg JV Loan for 18 months until December 2021. During August 2020, we agreed with the lender to extend the maturity date of the Additional Grace Mortgage Loan for two years until October 2022, with a borrower option for an additional six-month extension until April 2023, subject to a five percent principal prepayment and satisfaction of certain other conditions.

Notwithstanding the steps we have taken, our hotel revenues were not sufficient to pay hotel operating expenses during the months of April and May 2020. Our hotels were approximately breakeven during June 2020, and we generated $6.9 million of Hotel EBITDA during the third quarter of 2020, $2.7 million of Hotel EBITDA during the fourth quarter of 2020 and $4.0 million of Hotel EBITDA during the first quarter of 2021.  Despite the positive Hotel EBITDA our hotel portfolio generated during the third and fourth quarters of 2020 and the first quarter of 2021, we continued to use cash on hand to fund non-hotel expenses, such as interest on our debt obligations, payment of distributions on the Class C Units and general and administrative expenses, and we anticipate continuing to use cash on hand to fund these expenses, as well as any shortfall in hotel revenues over hotel operating expenses, until economic activity and demand for hotel rooms normalize. Moreover, as a result of the forbearance and loan modification agreements we have entered into with respect to our indebtedness, as well as the periodic debt yield and debt service coverage tests we remain subject to under our indebtedness, we do not expect that excess cash flows, if any, generated by our properties will be available to us for any other purpose for the foreseeable future.  We estimate that without additional liquidity from a source other than property operations, we will no longer have sufficient cash on hand to continue to pay our current obligations during the first half of 2021. Accordingly, we will require additional liquidity from a source other than property operations, and to date we have not been able to identify an available source that can satisfy this requirement other than the Brookfield Investor.

Overview - Potential Restructuring

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

On March 30, 2021, we entered into another amendment to the A&R LPA (the “March LPA Amendment”) with the Brookfield Investor pursuant to which the cash distribution payable to the Brookfield Investor with respect to its Class C Units on March 31, 2021 was converted into a PIK Distribution. On May 1, 2021, effective as of April 30, 2021, we entered into an amendment (the “April LPA Amendment”) with the Brookfield Investor, extending from April 30, 2021 until May 14, 2021, the date we may be required to redeem 60% of the Class C Units paid as PIK Distributions on December 31, 2020 and March 31, 2021. This date was further extended to May 19, 2021 by another amendment to the A&R LPA entered into on May 14, 2021 (the “May LPA Amendment” and, together with the December LPA Amendment, the March LPA Amendment and the April LPA Amendment, the “LPA Amendments”).

The objective of the LPA Amendments was to preserve at least in the short-term our cash position as we continued discussions with the Brookfield Investor regarding a holistic solution to our liquidity dilemma, but the LPA Amendments do not address our long-term need for additional capital. As our discussions with the Brookfield Investor have continued during the first and second quarters of 2021, we believe we have continued to make significant progress towards entering into a definitive and comprehensive agreement on the terms of a series of deleveraging or restructuring transactions (the “Restructuring Transactions”) that would include, among other things, filing by us and the OP of pre-packaged Chapter 11 cases under the U.S. Bankruptcy Code in the State of Delaware to implement the Restructuring Transactions pursuant to a plan of reorganization (a “Pre-Packaged Bankruptcy”).

We are engaged in discussions with other stakeholders with respect to a possible Pre-Packaged Bankruptcy and have received consent to a Pre-Packaged Bankruptcy from certain of our lenders, franchisors and other parties in interest. Please see “Liquidity and Capital Resources” and “Item 5. Other Information” for more information regarding the terms of some of these consents which also serve to amend the terms of our agreements with our lenders and other parties. Certain of these amendments were effective immediately and others will not become effective unless and until a Pre-Packaged Bankruptcy becomes effective.

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

Overview - Other

During 2019, as part of our investment strategy to continue to pursue the sale of non-core hotels and reallocate capital into other corporate purposes, including debt reduction, we commenced marketing for sale a total of 45 hotels. As of March 31, 2021, 43 of these hotels have been sold, the pending sale of one hotel was terminated during October 2020 due to the buyer’s default and we retained the non-refundable deposit as liquidated damages, and the final hotel was subject to a definitive sale agreement where the buyer had made a non-refundable deposit and closing is scheduled for July 2021. However, we were not able to conclude as of March 31, 2021, that the sale is probable to occur and to close within one year, so we have not classified the hotel as held for sale in accordance with GAAP as of March 31, 2021.  See “Results of Operations” below for more detail.

We conducted our initial public offering ("IPO") from January 2014 until November 2015 without listing shares of our common stock on a national securities exchange, and we have not subsequently listed our shares. There currently is no established trading market for our shares and there may never be one.

We are required to annually publish an estimated net asset value per share of common stock ("Estimated Per-Share NAV") pursuant to the rules and regulations of the Financial Industry Regulatory Authority (“FINRA”). On April 21, 2020, our board of directors unanimously approved and we published an updated 2020 Estimated Per-Share NAV equal to $8.35 based on an estimated fair value of our assets less the estimated fair value of our liabilities, divided by 39,151,201 shares of our common stock outstanding on a fully diluted basis as of December 31, 2019 (the "2020 NAV"). The 2020 NAV and the underlying estimates and assumptions are as of December 31, 2019, and have not been revised to reflect any negative impact on our company of the coronavirus pandemic, any negative impact of a potential Pre-Packaged Bankruptcy or any other transactions or events occurring subsequent to December 31, 2019. A Pre-Packaged Bankruptcy, like any bankruptcy, is expected to place our common stockholders at significant risk of losing all or substantially all of the value of their investment in our common stock and materially and adversely affect us. If we are unable to negotiate and confirm a Chapter 11 plan of reorganization, we could be required to liquidate in a Chapter 7 bankruptcy in which case our common stock would be worthless.

While our board of directors has approved the 2020 NAV, it has only done so for the sole purpose of allowing us to comply with applicable rules of FINRA for use on customer account statements. Our board of directors believes the 2020 NAV is significantly above the current value of a share of common stock. Stockholders should not rely on the 2020 NAV in respect of any investment decisions relating to our company, including in making any decision to buy or sell shares of our common stock. If the Restructuring Transactions are completed, we do not intend to publish an updated Estimated Per-Share NAV.

On January 12, 2017, we, along with the OP entered into the Securities Purchase, Voting and Standstill Agreement ("SPA") with the Brookfield Investor to secure a commitment by the Brookfield Investor to make capital investments in us necessary for us to meet our short-term and long-term liquidity requirements and obligations.

The initial closing under the SPA (the “Initial Closing”) occurred on March 31, 2017, followed by subsequent closings on February 27, 2018 and February 27, 2019.   At the Initial Closing, in addition to Class C Units, the Brookfield Investor also purchased one share of a new series of preferred stock designated as the Redeemable Preferred Share, par value $0.01 per share (the "Redeemable Preferred Share"), for a nominal purchase price. The Brookfield Investor no longer has any obligations or rights to purchase additional Class C Units pursuant to the SPA or otherwise. As of March 31, 2021, the Brookfield Investor has made $379.7 million of capital investments in us by purchasing Class C Units in the OP, and the total liquidation preference of the Class C Units was $455.2 million.

Holders of Class C Units are entitled to receive, with respect to each Class C Unit, fixed, quarterly cumulative cash distributions at a rate of 7.50% per annum and are also entitled to receive, with respect to each Class C Unit, fixed, quarterly, cumulative PIK Distributions payable in Class C Units at a rate of 5% per annum.

During December 2020, March 2021 and May 2021, we entered into the LPA Amendments with the Brookfield Investor, as the holder of all issued and outstanding Class C Units. Pursuant to the LPA Amendments, the cash distributions payable on December 31, 2020 and March 31, 2021 were converted into a PIK Distribution such that, on the applicable date, no cash distribution was paid and the quarterly PIK Distribution paid was at a rate of 12.5% per annum. The LPA Amendments also provide that, if a Restructuring Support Agreement is not entered into by May 19, 2021 (or if a Restructuring Support Agreement is entered into and then terminated), on that date, the OP will be required to redeem 60% of the Class C Units paid as PIK Distributions on December 31, 2020 and March 31, 2021 (i.e., the Class C Units paid in respect of the cash distributions that would have been payable on December 31, 2020 and March 31, 2021 but were converted into a PIK Distribution, as described above) for an amount in cash equal to the liquidation preference of such Class C Units (a “PIK Redemption”). A PIK Redemption is subject to certain conditions, including that the OP has Legally Available Funds (as defined in the A&R LPA) and that cash is available to make the payment after taking into account the actual cost of certain capital expenditures and contractual reserves without requiring the incurrence of additional debt, the issuance of additional securities or the consummation of any asset sales.

The Class C Units are convertible into units of limited partner interest in the OP entitled “OP Units” (“OP Units”), which may be redeemed for shares of our common stock or, at our option, the cash equivalent. As of March 31, 2021, the Brookfield Investor owns or controls 44.2% of the voting power of our common stock on an as-converted basis. With respect to share ownership limitations contained in our charter intended to ensure our ongoing compliance with REIT requirements, we have granted the Brookfield Investor and its affiliates a waiver of the applicable limitations which permits the Brookfield Investor and its affiliates to own up to 49.9% in value of the aggregate of the outstanding shares of our common stock, subject to terms and conditions set forth in an ownership limit waiver agreement. The SPA also contains certain standstill and voting restrictions applicable to the Brookfield Investor and certain of its affiliates.

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

We contract directly or indirectly, through our taxable REIT subsidiaries, with third-party property management companies to manage our hotel properties.  As of March 31, 2021, 71 of the hotel assets we have acquired were managed by Crestline and 29 of the hotel assets we have acquired were managed by the following other property managers: Hampton Inns Management LLC and Homewood Suites Management LLC, affiliates of Hilton Worldwide Holdings Inc. ("Hilton") (11 hotels), InnVentures IVI, LP (one hotel), and McKibbon Hotel Management, Inc. ("McKibbon") (17 hotels). During 2019 and 2020, we transitioned management of a total of 14 hotels managed by other property managers to Crestline pursuant to Crestline’s right to manage a comparable replacement hotel (i.e., equal or greater historic annual revenue) if we sell a hotel Crestline is currently managing. We expect to similarly transition management of additional hotels to Crestline to the extent we continue to sell Crestline-managed hotels under our hotel sale program.

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

Our revenues are comprised of rooms revenue, food and beverage revenue and other revenue which accounted for approximately 95.9%, 0.7%, and 3.4%, respectively, of our total revenues for the three months ended March 31, 2021. Hotel operating expenses (which exclude acquisition and transaction costs, general and administrative, depreciation and amortization and impairment of goodwill and long-lived assets) represent approximately 62.7% of our total operating expenses for the three months ended March 31, 2021.

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

We commenced marketing for sale a total of 45 non-core hotels during the year ended December 31, 2019. During the year ended December 31, 2019, we sold 20 hotels with an aggregate sales price of $138.5 million. These sales generated net proceeds to us of approximately $37.3 million, after prepayment of approximately $101.2 million of related mortgage debt obligations and closing costs. During the year ended December 31, 2020, we sold 23 hotels with an aggregate sales price of $186.0 million. These sales generated net proceeds to us of approximately $21.3 million, after prepayment of approximately $164.7 million of related mortgage debt obligations and closing costs. We have utilized substantially all of these proceeds for working capital and liquidity purposes in light of the downturn in financial performance we are experiencing due to the coronavirus pandemic. As of March 31, 2021, one of our hotels was subject to a definitive sale agreement with an aggregate sales price of $15.1 million where the buyer had made a non-refundable deposit. However, this hotel is no longer classified as held for sale because we were not able to conclude that, as of March 31, 2021, the sale was probable to occur and to close within one year. During October 2020, the pending sale of one hotel was terminated due to the buyer’s default and we retained the non-refundable deposit as liquidated damages.  We do not anticipate being able to generate any material amounts of liquidity from hotel sales for the foreseeable future.

The hotel business is capital-intensive and renovations are a regular part of the business. We have been undertaking a large-scale PIP program across a significant portion of the hotels in our portfolio for some time. As of March 31, 2021, we had substantially completed work on 81 of the 98 hotels that are part of our PIP program. We completed PIP work on 11 hotels in 2017, 30 hotels in 2018, 11 hotels in 2019 and two hotels in 2020.  All of the 43 hotels we sold during 2019 and 2020 had been part of our PIP program prior to sale, and we had completed PIP work on 19 of those hotels prior to sale. As part of the liquidity preservation measures we have implemented in response to the coronavirus pandemic, we have determined to delay most of the PIP projects that had been scheduled for 2020 and all of the PIP projects scheduled for 2021.  We believe these steps are advisable in light of current market conditions and our liquidity position, and these steps are being taken in conjunction with actions taken by our franchisors temporarily suspending obligations of hotel owners to perform capital improvements and fund capital reserves.  We do not expect to perform any PIP work during 2021, and we are unable at this time to estimate when our PIP program will be resumed and, ultimately, completed. We funded 2020 PIP work exclusively from amounts in existing capital reserves held by our lenders and expect to fund future PIP work with a combination of these reserves and cash flow from operations.

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

Comparison of the Three Months Ended March 31, 2021 to the Three Months Ended March 31, 2020

Room revenues for the portfolio were $58.1 million for the three months ended March 31, 2021, compared to room revenues of $96.1 million for the three months ended March 31, 2020. The decrease in room revenues was driven by lower occupancy as a result of less guest demand due to the coronavirus pandemic as well as the sale of hotels. Room revenues, including the results of only the hotels in our portfolio that we owned as of  March 31, 2021, decreased 32.6% over the prior year period.

The following table presents actual operating information of the hotels in our portfolio for the periods in which we have owned them.

	Three Months Ended
Total Portfolio	March 31, 2021	March 31, 2020
Number of rooms	12,421	12,994
Occ	54.5%	60.0%
ADR	$95.64	$124.78
RevPAR	$52.14	$74.82

The next table below presents pro-forma operating information only of the hotels in our portfolio that we owned as of March 31, 2021, for the full periods presented. Therefore, this table excludes operating information for a total of 24 hotels, including the Georgia Tech hotel, and 23 hotels sold during the first and third quarters of 2020.

	Three Months Ended
Pro-forma (100 hotels)	March 31, 2021	March 31, 2020
Number of rooms	12,421	12,421
Occ	55.5%	61.2%
ADR	$95.60	$126.91
RevPAR	$53.09	$77.63
RevPAR change	(31.6)%

Other non-room operating revenues for the portfolio include food and beverage, and other ancillary revenues such as conference center, market, parking, telephone and cancellation fees. Total non-room operating revenues, including the results of only the hotels in our portfolio that we owned as of  March 31, 2021, decreased 46.7% over the prior year period driven primarily by reduced demand due to the impact of the coronavirus pandemic.

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

Total hotel operating expenses (which exclude transaction related costs, general and administrative, depreciation and amortization, and impairment of goodwill and long-lived assets), including the results of only the hotels in our portfolio that we owned as of March 31, 2021, decreased approximately 26.3% over the prior year period primarily due to the impact of various cost reduction measures taken in conjunction with our third party management companies in response to reduced demand at our hotels because of the coronavirus pandemic. These costs reduction measures have included temporary hotel staff reductions and temporary suspension of certain services, adjusted, accordingly, as occupancy improves.

Transaction related costs increased by $0.5 million for the three months ended March 31, 2021, compared to the prior year period.

General and administrative increased approximately $1.3 million for the three months ended March 31, 2021, compared to the prior year period, primarily due to professional fees related to the negotiation and potential implementation of the Restructuring Transactions.

Depreciation and amortization decreased approximately $3.5 million for the three months ended March 31, 2021, compared to the prior year period, primarily due to the sale of 23 hotels in 2020.

Impairment of goodwill and long-lived assets decreased by $24.0 million for the three months ended March 31, 2021, compared to prior year period. For the three months ended March 31, 2021, a $5.4 million impairment on long-lived assets was recorded on one hotel and a goodwill impairment of $1.2 million was recorded on one reporting unit. For the three months ended March 31, 2020, a $27.6 million impairment on long-lived assets was recorded on four hotels and a goodwill impairment of $3.1 million was recorded on 12 reporting units. See Note 13 - Impairments to our accompanying consolidated financial statements included in this Quarterly Report on Form 10-Q for further details.

Interest expense decreased $5.3 million for the three months ended March 31, 2021, compared to the prior year period, primarily driven by lower average mortgage debt and lower interest rates. The average interest rate on our mortgage debt was 3.39% for the three months ended March 31, 2021, compared to 4.46% for the three months ended March 31, 2020. Average mortgage debt was $1,316.4 million for the three months ended March 31, 2021, compared to $1,425.9 million for the three months ended March 31, 2020.

Other income changed by $0.3 million for the three months ended March 31, 2021, compared to the prior year period.

Income tax expense (benefit) changed by $1.3 million for the three months ended March 31, 2021, compared to the prior year period, primarily due to no provision expense (benefit) being recognized in the three months ended March 31, 2021 since it was determined it is more likely than not that certain deferred tax assets will not be realized due to cumulative historical and current tax losses.

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

The following table reconciles our net loss attributable to common stockholders in accordance with GAAP to Hotel EBITDA for the three months ended March 31, 2021, and for the three months ended March 31, 2020 (unaudited in thousands):

	For the Three Months Ended March 31, 2021	For the Three Months Ended March 31, 2020
Net loss attributable to common stockholders	$(56,838)	$(66,829)
Dividends on Class C Units	13,793	13,012
Accretion of Class C Units	1,479	1,359
Net loss before dividends and accretion (in accordance with GAAP)	(41,566)	(52,458)
Less: Net loss attributable to non-controlling interest	(132)	(115)
Net loss and comprehensive loss (in accordance with GAAP)	$(41,698)	$(52,573)
Depreciation and amortization	19,161	22,617
Impairment of goodwill and long-lived assets	6,676	30,675
Interest expense	12,759	18,040
Other income	(133)	(419)
Gain on sale of assets, net	(18)	(4,172)
Equity in loss of unconsolidated entities	145	89
General and administrative	7,063	5,799
Income tax benefit	—	(1,276)
Hotel EBITDA	$3,955	$18,780

Hotel EBITDA declined in 2021 compared to 2020 primarily due to the sale of 23 hotels in 2020 and the impact of the coronavirus pandemic.

Cash Flows

Net cash used in operating activities was $12.8 million for the three months ended March 31, 2021, and was negatively impacted primarily by lower portfolio performance due to the impact of the coronavirus pandemic and increases in prepaid expenses and other assets, partially offset by increases in accounts payable and accrued expenses.

Net cash used in investing activities was $2.4 million for the three months ended March 31, 2021, primarily impacted by capital investments in our properties.

Net cash flow used in financing activities was $1.3 million for the three months ended March 31, 2021, reflecting the prepayment of mortgage notes payable pursuant to the Term Loan amendment.

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

Liquidity and Capital Resources

As of December 2020 and March 31, 2021, we had cash and cash equivalents on hand of $48.4 million and $28.3 million, respectively. Under certain of our debt obligations, we are required to maintain minimum liquidity of $15.0 million to comply with financial covenants, and we expect to satisfy this covenant through liquidity we maintain at individual hotels as well as through other sources.

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

Due to the coronavirus pandemic, as described in more detail above under “—Overview—Coronavirus Pandemic,” we have implemented a variety of liquidity preservation measures, including the temporary closure of certain hotels, the temporary suspension of certain services, suspending our PIP program, corporate cost-cutting measures and modifications to certain of our debt obligations, but our hotel revenues were not sufficient to pay hotel operating expenses during the months of April and May 2020. Our hotels were approximately breakeven during June 2020, and we generated $6.9 million of Hotel EBITDA during the third quarter 2020, $2.7 million of Hotel EBITDA during the fourth quarter 2020 and $4.0 million of Hotel EBITDA during the first quarter 2021. Despite the positive Hotel EBITDA our hotel portfolio generated during the third and fourth quarters of 2020 and the first quarter of 2021, we continued to use cash on hand to fund non-hotel expenses, such as interest on our debt obligations, payment of distributions on the Class C Units and general and administrative expenses, and we anticipate continuing to use cash on hand to fund these expenses, as well as any shortfall in hotel revenues over hotel operating expenses, until economic activity and demand for hotel rooms normalize. Moreover, as a result of the forbearance and loan modification agreements we have entered into with respect to our indebtedness, as well as the periodic debt yield and debt service coverage tests we remain subject to under our indebtedness, we do not expect that excess cash flows, if any, generated by our properties will be available to us for any other purpose for the foreseeable future.

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

We have been engaged in ongoing discussions with the Brookfield Investor regarding our strategic and liquidity alternatives. As part of these ongoing discussions, we entered into the LPA Amendments.

The objective of the LPA Amendments was to preserve at least in the short-term our cash position as we continued discussions with the Brookfield Investor regarding a holistic solution to our liquidity dilemma, but the LPA Amendments do not address our long-term need for additional capital. As our discussions with the Brookfield Investor have continued during the first and second quarters of 2021, we believe we have continued to make significant progress towards a definitive and comprehensive agreement on the terms of the Restructuring Transactions that would include, among other things, filing a Pre-Packaged Bankruptcy.

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

Pursuant to the LPA Amendments, the cash distributions payable on December 31, 2020 and March 31, 2021 were converted into a PIK Distribution such that, on the applicable date, no cash distribution was paid and the quarterly PIK Distribution paid was at a rate of 12.5% per annum. The LPA Amendments also provide that, if a Restructuring Support Agreement is not entered into by May 19, 2021 (or if a Restructuring Support Agreement is entered into and then terminated), on that date, the OP will be required to redeem 60% of the Class C Units paid as PIK Distributions on December 31, 2020 and March 31, 2021 (i.e., the Class C Units paid in respect of the cash distributions that would have been payable on December 31, 2020 and March 31, 2021 but were converted into a PIK Distribution, as described above) for an amount in cash equal to the liquidation preference of such Class C Units (a “PIK Redemption”). A PIK Redemption is subject to certain conditions, including that the OP has Legally Available Funds (as defined in the A&R LPA) and that cash is available to make the payment after taking into account the actual cost of certain capital expenditures and contractual reserves without requiring the incurrence of additional debt, the issuance of additional securities or the consummation of any asset sales.

As of March 31, 2021, the Brookfield Investor has made $379.7 million of capital investments by purchasing Class C Units in the OP, and the total liquidation preference of the Class C Units (which includes quarterly PIK Distributions that are paid on the outstanding liquidation preference) was $455.2 million. We received the proceeds from the final sale of Class C Units pursuant to the SPA in February 2019, and the Brookfield Investor no longer has any obligations or rights to purchase additional Class C Units.

We have been undertaking a large-scale PIP program across a significant portion of the hotels in our portfolio for some time. As of March 31, 2021, we had substantially completed work on 81 of the 98 hotels that are part of our PIP program. Since acquiring our hotels, we have reinvested $370.8 million in our hotels through PIPs and other capital improvements, including approximately $64.3 million invested in hotels we have sold.

We are required to periodically deposit reserves with our mortgage lenders that we utilize to fund a portion of the PIP work and other capital improvements.  As of March 31, 2021, we had $22.6 million of PIP and other capital improvements reserves. As of March 31, 2021, we are required to make $1.0 of PIP reserve deposits during 2021.  Additionally, we are scheduled to fund an aggregate of $9.3 million in PIP reserves with our mortgage lenders during 2022.

As part of ongoing liquidity preservation measures we are taking in response to the coronavirus pandemic, we delayed most of the PIP projects that had been scheduled for 2020 and plan to delay all of the PIP projects that had been scheduled for 2021.  During April and May 2020, we determined not to make $4.2 million of capital reserve payments to certain of our lenders during April and May 2020, which resulted in the events of default discussed below. We discussed our plans not to make the required capital reserve payments in advance with the lenders and the decisions to delay PIPs and not to make the capital reserve payments were made in conjunction with actions taken by our franchisors temporarily suspending obligations of hotel owners to perform capital improvements and fund capital reserves. As described in more detail below, we have entered into agreements with the lenders with respect to forbearance and waiver and deferral of these and future capital reserve obligations and other relief, and we have also entered into an additional forbearance agreement for one of our other mortgage loans related to our default under a ground lease. Continued deferral of capital improvements at our hotels could adversely affect their performance and if the deferrals continue beyond extended deadlines imposed by the franchisors could result in further negotiations with such franchisors as to brand compliance.

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

As of March 31, 2021, we had principal outstanding of $1.3 billion under our indebtedness all of which finances the properties we currently own. As of March 31, 2021, our loan-to-value ratio was 66.4%. This leverage percentage does not include the Class C Units (which may be redeemed by the Brookfield Investor at any time on or after March 31, 2022 for a redemption price equal to the liquidation preference) as indebtedness and is calculated based on total cost of real estate assets before accumulated depreciation and amortization and reduced by cumulative impairment charges. The market value of our real estate assets may be materially lower.

We have financed substantially all our hotels with mortgage debt and, in some cases, mezzanine debt. The maturity date and certain other terms of our mortgage and mezzanine debt obligations are summarized at Note 5 of the consolidated financial statements included in this Quarterly Report on Form 10-Q.

The coronavirus pandemic has adversely impacted credit and capital market conditions and we may be unable to access these markets until conditions normalize.  During 2020, we had two debt obligations scheduled to mature: the $10.5 million Blacksburg JV Loan which was scheduled to mature in June and the $232.0 million Additional Grace Mortgage Loan which was scheduled to mature in October 2020. During June 2020, we agreed with the lender to extend the maturity date of the Blacksburg JV Loan for 18 months until December 2021. In connection with the extension, we also agreed with the lender to certain other modifications to the loan terms, including, upon closing of the extension, we made a $0.525 million payment to reduce the outstanding principal balance of the loan to $9.975 million, and we and the lender agreed that until maturity, the lender will utilize any monthly excess cash flows from the property after payment of interest and property operating expenses and certain other amounts to prepay the principal balance of the loan.

During August 2020, we also agreed with the lender to extend the maturity date of the Additional Grace Mortgage Loan for two years until October 2022, with a borrower option for an additional six month extension until April 2023, subject to a five percent principal prepayment and satisfaction of certain other conditions.  In connection with the extension, we also agreed with the lender to certain other modifications to the loan terms, including we agreed to make twelve monthly principal prepayments of $250,000, or $3.0 million in the aggregate, beginning in October 2021, and continuing through and including September 2022, we and the lender agreed that monthly capital reserve obligations with respect to repair and replacement of furniture, fixtures and equipment and routine capital expenditures were not required for May through December 2020, and we and the lender agreed that until maturity, the lender will utilize any monthly excess cash flows from the 21 hotel properties that serve as loan collateral, after payment of interest and property operating expenses and certain other amounts, to prepay amounts outstanding under the Additional Grace Mortgage Loan.

On May 10, 2021, we, through certain borrower subsidiaries of the OP, entered into a second loan modification agreement with the lender under the Additional Grace Mortgage Loan. The second loan modification agreement serves as the lender’s consent to the Restructuring Transactions and also amends certain terms of the October 2015 original loan agreement and the first loan modification agreement entered into with the lender under the Additional Grace Mortgage Loan in August 2020.

Pursuant to the terms of the second loan modification agreement, among other things:

●

the lender agreed to extend the temporary waiver of the borrower subsidiaries’ monthly capital reserve obligations with respect to repair and replacement of furniture, fixtures and equipment and routine capital expenditures (which pursuant to the first loan modification agreement, had been in place through December 2020) for an additional 12 months through December 2021;

●

the lender agreed that any monthly excess cash flows from the 21 hotel properties that serve as loan collateral, after payment of interest and property operating expenses and certain other amounts, which pursuant to the first loan modification agreement were to be utilized to prepay amounts outstanding under the Additional Grace Mortgage Loan, will instead be funded into a reserve account which will be held by the lender and may be disbursed to the borrower subsidiaries in the following order and priority: (i) to fund any monthly shortfalls in interest and property operating expenses and certain other amounts, (ii) to pay principal under the Additional Grace Mortgage Loan due in the amount to $250,000 per month beginning in October 2021 through September 2022, in accordance with the first loan modification agreement, and (iii) to pay for costs of brand mandated property improvement plans or other capital expenditures for the 21 hotel properties; and

●

subject to the satisfaction of certain conditions (including the implementation of certain of the Restructuring Transactions on their contemplated terms), the lender agreed that a Pre-Packaged Bankruptcy will not constitute an event of default.

In addition, pursuant to the second loan modification agreement, subject to certain conditions, the lender agreed to the temporary waiver of the minimum liquid assets financial covenant applicable to us under the guaranty and the environmental indemnity we provided with respect to the Additional Grace Mortgage Loan until the Restructuring Transactions occur and to modifications to the requirements for complying with the minimum net worth and minimum liquid assets financial covenants contained therein. These modifications are intended to make it more likely we will be able to comply with these covenants in the future.

We have the right to extend $846 million of the $856 million of our indebtedness scheduled to mature during the remainder of 2021, and we expect to extend these obligations in accordance with their terms.

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

Beginning as of September 30, 2020, we also failed to satisfy the debt yield test for one of our mortgage loans secured by our interests in 15 hotels (the “Term Loan”), and we do not anticipate satisfying this test for the foreseeable future.  Accordingly, we expect that any excess cash flows from the 15 hotel properties that serve as collateral for the Term Loan will be diverted to the lender, as additional loan collateral until the test has been satisfied or we prepay sufficient principal to meet the test.

In February 2021, we entered into a forbearance agreement with the lenders under our Term Loan, which is secured by our interests in 15 of our hotels. The Term Loan had $227.6 million in principal amount outstanding as of March 31, 2021.

This forbearance agreement related to defaults resulting or potentially resulting from the decision to discontinue paying ground rent under the ground lease for the Georgia Tech Hotel & Conference Center starting with the payment due on February 1, 2021.  Hotel operating expenses at this hotel have exceeded hotel revenues since the onset of the coronavirus pandemic, and we had previously contributed substantial capital to enable the Georgia Tech Hotel to meet its current obligations. The defaults resulted in termination of the ground lease and forfeiture of any equity we have in such investment.  Pursuant to the forbearance agreement, the forbearance period was scheduled to end on the first to occur of (i) April 30, 2021 and (ii) the date on which a Forbearance Termination Event (as defined in the Term Loan forbearance agreement) occurs.

On March 31, 2021, we entered into an amendment to the Term Loan, pursuant to which the lenders agreed to extend the expiration date of the existing forbearance period until the first to occur of (i) June 30, 2021, (ii) the effectiveness of a Pre-Packaged Bankruptcy, and (iii) the date on which any Forbearance Termination Event (as defined in the amendment) occurs. Among the Forbearance Termination Events are the dismissal or discontinuation of a Pre-Packaged Bankruptcy after it has been filed and the termination of a Restructuring Support Agreement after it has been entered into.

The lenders also agreed to waive our obligation to make monthly capital reserve deposits with respect to repair and replacement of furniture, fixtures and equipment and routine capital expenditures through December 2021. Furthermore, the amendment provides that approximately $1.3 million in PIP reserves related to hotels that were sold during August 2020 has been credited to reduce the principal outstanding under the Term Loan.

Pursuant to the amendment, the lenders agreed to forbearance and provided all consents required from them in connection with the Restructuring Transactions, including a Pre-Packaged Bankruptcy. In addition, effective when a Pre-Packaged Bankruptcy becomes effective:

●

the lenders have agreed to waive certain defaults that may occur as a result of the filing of a Pre-Packaged Bankruptcy and certain defaults related to the Georgia Tech Hotel & Conference Center ground lease;

●

the minimum debt yield test will be temporarily lowered and certain changes to how the test is calculated will be made which could allow us to meet the minimum debt yield test and receive any excess cash flows from the properties sooner than if no amendment was made;

●	the lien related to our Georgia Tech Hotel & Conference Center ground lease may be released, subject to certain terms and conditions; and
●

the borrowers will be required to repay $0.5 million in principal each quarter for the seven consecutive quarters beginning with the quarter ending June 30, 2021, and the repayment of $9.2 million in principal less the aggregate amount of the quarterly principal prepayments will become a recourse obligation of the Term Loan borrowers and guarantors.

During the year ended December 31, 2019, we sold 20 hotels with an aggregate sales price of $138.5 million. These sales generated net proceeds to us of approximately $37.3 million, after prepayment of approximately $101.2 million of related mortgage debt obligations and closing costs. During the year ended December 31, 2020, we sold 23 hotels with an aggregate sales price of $186.0 million. These sales generated net proceeds to us of approximately $21.3 million, after prepayment of approximately $164.7 million of related mortgage debt obligations and closing costs. We have utilized substantially all of these proceeds for working capital and liquidity purposes in light of the downturn in financial performance we are experiencing due to the coronavirus pandemic. As of March 31, 2021, one of our hotels was subject to a definitive sale agreement with an aggregate sales price of $15.1 million where the buyer had made a non-refundable deposit. However, this hotel is no longer classified as held for sale because we were not able to conclude that, as of March 31, 2021, the sale was probable to occur and to close within one year. During October 2020, the pending sale of one hotel was terminated due to the buyer’s default and we retained the non-refundable deposit as liquidated damages.  We do not anticipate being able to generate any material amounts of liquidity from hotel sales for the foreseeable future.

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

For the three months ended March 31, 2021, we did not pay any cash distributions and paid PIK Distributions of 935,104.08 Class C Units to the Brookfield Investor, as the sole holder of the Class C Units. For the three months ended March 31, 2020, we paid cash distributions of $7.8 million on the Class C Units, and PIK Distributions of 352,889.83 Class C Units to the Brookfield Investor, as the sole holder of the Class C Units.

Contractual Obligations

We have the following contractual obligations as of March 31, 2021:

Debt Obligations:

The following is a summary of principal and interest due under our mortgage debt obligations over the next five years and thereafter as of March 31, 2021 (in thousands):

	Total	2021	2022-2023	2024-2025	Thereafter
Principal payments due on mortgage notes payable	$1,315,578	$12,168	$457,335	$846,075	$—
Interest payments due on mortgage notes payable	134,200	33,928	76,550	23,722	—
Total	$1,449,778	$46,096	$533,885	$869,797	$—

Mortgage notes payable due dates assume exercise of all borrower extension options. Estimated interest payments on our variable rate debt are based on interest rates as of March 31, 2021.

Class C Unit Obligations:

The following table reflects the cash distribution obligations on the Class C Units over the next five years and thereafter as of March 31, 2021 (in thousands):

	Total	2021	2022-2023	2024-2025	Thereafter
Distributions on Class C Units	$50,551	$42,100	$8,451	$—	$—

Beginning in March 2022, we may also be required to fund redemptions of the Class C Units at the option of the holder. The above calculation of cash distributions assumes no Restructuring Support Agreement is entered into with the Brookfield Investor by May 19, 2021 and the Class C Units are redeemed in full on March 31, 2022.

Pursuant to the LPA Amendments, the cash distributions payable on December 31, 2020 and March 31, 2021 were converted into a PIK Distribution such that, on the applicable date, no cash distribution was paid and the quarterly PIK Distribution paid was at a rate of 12.5% per annum. The LPA Amendments also provide that, if a Restructuring Support Agreement is not entered into by May 19, 2021 (or if a Restructuring Support Agreement is entered into and then terminated), on that date, the OP will be required to redeem 60% of the Class C Units paid as PIK Distributions on December 31, 2020 and March 31, 2021 (i.e., the Class C Units paid in respect of the cash distributions that would have been payable on December 31, 2020 and March 31, 2021 but were converted into a PIK Distribution, as described above) for an amount in cash equal to the liquidation preference of such Class C Units. A PIK Redemption is subject to certain conditions, including that the OP has Legally Available Funds (as defined in the A&R LPA) and that cash is available to make the payment after taking into account the actual cost of certain capital expenditures and contractual reserves without requiring the incurrence of additional debt, the issuance of additional securities or the consummation of any asset sales.

Lease Obligations:

The following table reflects the minimum base rental cash payments under leases of our hotel properties and our corporate office space lease over the next five years and thereafter as of March 31, 2021 (in thousands):

	Total	2021	2022-2023	2024-2025	Thereafter
Lease payments due	$28,974	$800	$2,171	$1,731	$24,272

Property Improvement Plan Reserve Deposits:

The following table reflects estimated PIP reserve deposits that are required under our mortgage debt obligations over the next five years and thereafter as of March 31, 2021 (in thousands):

	Total	2021	2022-2023	2024-2025	Thereafter
PIP reserve deposits due	$10,331	$1,000	$9,331	$—	$—

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

As of March 31, 2021, we had not fixed the interest rate for $1.1 billion of our secured variable-rate debt. As a result, we are subject to the potential impact of rising interest rates, which could negatively impact our profitability and cash flows. In order to mitigate our exposures to changes in interest rates, we have entered into interest rate cap agreements with respect to all $1.1 billion of our variable-rate debt. The estimated impact on our annual results of operations, of an increase of 100 basis points in interest rates, would be to increase annual interest expense by approximately $10.9 million. Decreasing interest rates by 100 basis points, but to no lower than a zero percent variable rate, would decrease annual interest expense by $1.1 million. The estimated impact assumes no changes in our capital structure. As the information presented above includes only those exposures that exist as of March 31, 2021, it does not consider those exposures or positions that could arise after that date. The information represented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.

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

No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

In the ordinary course of business, we may become subject to litigation, claims and regulatory matters. There are no material legal or regulatory proceedings pending or known to be contemplated against us at the date of this filing.

Item 1A. Risk Factors.

There have been no material changes to the risk factors disclosed in our 2020 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We did not sell any equity securities that were not registered under the Securities Act during the three months ended March 31, 2021.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

Amendments to Crestline Management Agreements

On May 11, 2021, we entered into a series of amendments to our  management agreements with Crestline, pursuant to which Crestline serves as the manager of 71 of our hotel properties.

The amendments will only become effective if and when a Pre-Packaged Bankruptcy becomes effective and, if a Pre-Packaged Bankruptcy does not become effective, will automatically become null and void ab initio.   The amendments provide as follows:

●

Base Management Fees.  The base management fees paid to Crestline will be reduced from generally 3.0% of gross revenues to 2.75% of gross revenues for the remainder of 2021 and for 2022, and to 2.50% thereafter.

●

At-Will Owner Termination Right. A new “at-will” owner termination right will be added to the management agreements for a total of any eight hotels managed by Crestline during the remaining terms of the management agreements which are generally scheduled to continue until December 2034 – December 2036, subject to a limit that not more than two hotels may be terminated “at-will” in any calendar year. Termination will be subject to payment to Crestline of a termination fee equal to the management fees paid to Crestline for such hotel during the most recent trailing twelve-month (“TTM”) period.  15 of our 71 hotels managed by Crestline are excluded from the “at-will” termination right but may be terminated on sale of such hotels as described below.

●

On-Sale Owner Termination Right.  The existing owner “on-sale” termination right applicable to all our hotels managed by Crestline will be modified such that for any sale and termination occurring during calendar year 2024, the termination fee required to be paid to Crestline will be reduced from 2.5 times to 2.0 times the management fees paid to Crestline during the most recent TTM period, and for any sale and termination occurring during calendar year 2025 and thereafter, the termination fee required to be paid to Crestline will be reduced to 1.5 times the management fees paid to Crestline during the most recent TTM period.  For any sale and termination occurring through the end of calendar year 2023, the termination fee required to be paid to Crestline will remain unchanged.

●

Other Modifications.  Crestline agreed to a variety of additional modifications which will be beneficial to us, including with respect to reduction of hotel minimum working capital levels, owner approval rights for material contracts and capital expenditure spending and the timing of delivery by Crestline to the owner of proposed annual budgets.

The description of the amendments to our management agreements with Crestline above is a summary and is qualified in its entirety by the complete terms of the amendments contained in the form of restructuring amendment to management agreement, a copy of which is attached as Exhibit 10.9 to this Quarterly Report on Form 10-Q and incorporated by reference herein.

May LPA Amendment

On May 14, 2021, we entered into the May LPA Amendment with the Brookfield Investor, extending, from May 14, 2021 until May 19, 2021, the date the Company may be required to redeem 60% of the Class C Units paid as PIK Distributions on December 31, 2020 and March 31, 2021. Pursuant to the LPA Amendments, if a Restructuring Support Agreement is not entered into by May 19, 2021 (or if a Restructuring Support Agreement is entered into and then terminated), on that date, the OP will be required to redeem 60% of the Class C Units paid as PIK Distributions on December 31, 2020 and March 31, 2021 (i.e., the Class C Units paid in respect of the cash distributions that would have been payable on December 31, 2020 and March 31, 2021 but were instead converted into PIK Distributions) for an amount in cash equal to the liquidation preference of such Class C Units.

The foregoing description of the May LPA Amendment does not purport to be a complete description and is qualified in its entirety by reference to the copy of May LPA Amendment filed as an exhibit to this Quarterly Report on Form 10-Q and incorporated herein by reference.

Item 6. Exhibits.

EXHIBIT INDEX

The following exhibits are included in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
10.1(1)	First Amendment to Forbearance Agreement, made effective as of January 7, 2021, by and among the borrower and operating lessees entities identified on the signature pages thereto, Hospitality Investors Trust Operating Partnership, L.P. and Hospitality Investors Trust, Inc., as guarantors, and Wells Fargo Bank, National Association, as Trustee for the Benefit of Certificateholders of HPLY Trust 2019-HIT Commercial Mortgage Pass-Though Certificates, Series 2019-HIT and the RR Interest Holders, as lender
10.2(1)	First Amendment to Mezzanine A Loan Forbearance Agreement, made effective as of January 7, 2021, by and among HIT Portfolio I Mezz, LP, as borrower, HIT Portfolio I TRS Holdco, LLC and HIT 2PK TRS Mezz, LLC, collectively, as leasehold pledgor, Hospitality Investors Trust Operating Partnership, L.P. and Hospitality Investors Trust, Inc., as guarantors, and Nonghyup Bank, as Trustee of Meritz Private Real Estate Fund 20, as lender
10.3(1)	First Amendment to Mezzanine B Loan Forbearance Agreement, made effective as of January 7, 2021, by and among HIT Portfolio I Mezz B, LLC, as borrower, HIT Portfolio I TRS Mezz B, LLC and HIT 2PK TRS Mezz B, LLC, collectively, as leasehold pledgor, Hospitality Investors Trust Operating Partnership, L.P. and Hospitality Investors Trust, Inc., as guarantors, and CC6 Investments Ltd. and NC Garnet Fund, L.P., as lender
10.4(2)	Forbearance Agreement, dated as of February 1, 2021, by and among the borrowers party thereto, Hospitality Investors Trust, Inc. and Hospitality Investors Trust Operating Partnership, L.P., as guarantors, Citibank, N.A., as administrative agent and as collateral agent, and the lenders party thereto
10.5(3)	Omnibus Amendment to the Second Amended and Restated Term Loan Agreement and Term Loan Documents, dated as of March 29, 2021, by and among by and among the Borrowers Party thereto, as borrowers, Hospitality Investors Trust, Inc. and Hospitality Investors Trust Operating Partnership, L.P., as guarantors, Citibank, N.A., as administrative agent and collateral agent, and the Lenders party thereto, collectively, as lenders
10.6(4)	Nineteenth Amendment to Amended and Restated Agreement of Limited Partnership of Hospitality Investors Trust Operating Partnership, L.P. dated as of March 30, 2021, by and between Hospitality Investors Trust, Inc., as General Partner, and Brookfield Strategic Real Estate Partners II Hospitality REIT II LLC, as Initial Preferred LP
10.7*	Twentieth Amendment to Amended and Restated Agreement of Limited Partnership of Hospitality Investors Trust Operating Partnership, L.P. dated as of March 30, 2021, by Hospitality Investors Trust, Inc.
10.8(5)	Twenty-First Amendment to Amended and Restated Agreement of Limited Partnership of Hospitality Investors Trust Operating Partnership, L.P. entered into as of May 1, 2021 and effective as of April 30, 2021, by and between Hospitality Investors Trust, Inc., as General Partner, and Brookfield Strategic Real Estate Partners II Hospitality REIT II LLC, as Initial Preferred LP
10.9*	Form of Restructuring Amendment to Management Agreement (Crestline)
10.10*	Twenty-Second Amendment to Amended and Restated Agreement of Limited Partnership of Hospitality Investors Trust Operating Partnership, L.P. dated as of May 14, 2021, by and between Hospitality Investors Trust, Inc., as General Partner, and Brookfield Strategic Real Estate Partners II Hospitality REIT II LLC, as Initial Preferred LP
10.11(6)	Second Loan Modification Agreement, made and effective as of May 10, 2021, by and between Wilmington Trust, National Association, as Trustee, for the benefit of the holders of Comm 2015-LC23 Mortgage Trust Commercial Pass-Through Certificates, in such capacity, and on behalf of any related serviced companion loan noteholders, as lender, and the borrower entities identified on the signature pages thereto, as borrowers
10.12(6)	Joinder by and Agreement of Guarantor by Hospitality Investors Trust, Inc. made on May 10, 2021
31.1*	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*

Written statements of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*

XBRL (eXtensible Business Reporting Language). The following materials from Hospitality Investors Trust, Inc. Quarterly Report on Form 10-Q for the three months ended March 31, 2021, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statements of Changes in Stockholders' Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

* Filed herewith

1.  Filed as an exhibit to the Company’s Form 8-K filed with the SEC on January 13, 2021.

2.  Filed as an exhibit to the Company’s Form 8-K filed with the SEC on February 5, 2021.

3.  Filed as an exhibit to the Company’s Form 8-K filed with the SEC on April 5, 2021.

4.  Filed as an exhibit to the Company’s Form 10-K filed with the SEC on March 30, 2021.

5.  Filed as an exhibit to the Company’s Form 8-K filed with the SEC on May 3, 2021.

6.  Filed as an exhibit to the Company’s Form 8-K filed with the SEC on May 11, 2021.

HOSPITALITY INVESTORS TRUST, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOSPITALITY INVESTORS TRUST, INC.

Dated: May 14, 2021	By: /s/ Jonathan P. Mehlman Name: Jonathan P. Mehlman Title: Chief Executive Officer and President (Principal Executive Officer)
Dated: May 14, 2021	By: /s/ Bruce A. Riggins Name: Bruce A. Riggins Title: Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)